Form 10-Q
period 2014-06-30
HUMANA INC
filed 2014-07-30
CIK 49071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2014
$0.16 2/3 par value	154,254,938 shares

Humana Inc.

FORM 10-Q

JUNE 30, 2014

Humana Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,593	$1,138
Investment securities	7,565	8,090
Receivables, less allowance for doubtful accounts of $121 in 2014 and $118 in 2013:	2,074	950
Other current assets	2,854	2,122

Total current assets	14,086	12,300

Property and equipment, net	1,289	1,218
Long-term investment securities	1,895	1,710
Goodwill	3,696	3,733
Other long-term assets	2,155	1,774

Total assets	$23,121	$20,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,778	$3,893
Trade accounts payable and accrued expenses	2,559	1,821
Book overdraft	294	403
Unearned revenues	249	206

Total current liabilities	7,880	6,323
Long-term debt	2,595	2,600
Future policy benefits payable	2,286	2,207
Other long-term liabilities	360	289

Total liabilities	13,121	11,419

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 197,795,664 shares issued at June 30, 2014 and 196,275,506 shares issued at December 31, 2013	33	33
Capital in excess of par value	2,376	2,267
Retained earnings	9,567	8,942
Accumulated other comprehensive income	260	158
Treasury stock, at cost, 43,540,726 shares at June 30, 2014 and 42,245,097 shares at December 31, 2013	(2,236)	(2,084)

Total stockholders’ equity	10,000	9,316

Total liabilities and stockholders’ equity	$23,121	$20,735

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions, except per share results)
Revenues:
Premiums	$11,584	$9,701	$22,667	$19,569
Services	546	528	1,084	1,053
Investment income	92	92	183	185

Total revenues	12,222	10,321	23,934	20,807

Operating expenses:
Benefits	9,627	8,091	18,751	16,286
Operating costs	1,835	1,461	3,620	2,907
Depreciation and amortization	79	80	161	160

Total operating expenses	11,541	9,632	22,532	19,353

Income from operations	681	689	1,402	1,454
Interest expense	35	35	70	70

Income before income taxes	646	654	1,332	1,384
Provision for income taxes	302	234	620	491

Net income	$344	$420	$712	$893

Basic earnings per common share	$2.22	$2.66	$4.59	$5.64

Diluted earnings per common share	$2.19	$2.63	$4.54	$5.58

Dividends per common share	$0.28	$0.27	$0.55	$0.53

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$344	$420	$712	$893
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	56	(183)	164	(270)
Effect of income taxes	(21)	67	(60)	99

Total change in unrealized investment gains/losses, net of tax	35	(116)	104	(171)

Reclassification adjustment for net realized gains included in investment income	(2)	(6)	(3)	(10)
Effect of income taxes	1	2	1	4

Total reclassification adjustment, net of tax	(1)	(4)	(2)	(6)

Other comprehensive income (loss), net of tax	34	(120)	102	(177)

Comprehensive income	$378	$300	$814	$716

See accompanying notes to condensed consolidated financial statements.

Humana Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$712	$893
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(3)	(10)
Stock-based compensation	55	51
Depreciation and amortization	213	206
Benefit for deferred income taxes	(39)	(8)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(1,137)	(860)
Other assets	(914)	(108)
Benefits payable	885	378
Other liabilities	641	52
Unearned revenues	42	(37)
Other, net	16	28

Net cash provided by operating activities	471	585

Cash flows from investing activities
Acquisitions, net of cash acquired	(3)	(12)
Proceeds from sale of business	72	33
Purchases of property and equipment	(216)	(187)
Purchases of investment securities	(968)	(1,385)
Maturities of investment securities	512	549
Proceeds from sales of investment securities	1,007	854

Net cash provided by (used in) investing activities	404	(148)

Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(127)	132
Change in book overdraft	(109)	(78)
Common stock repurchases	(152)	(231)
Dividends paid	(86)	(83)
Excess tax benefit from stock-based compensation	9	—
Proceeds from stock option exercises and other	45	36

Net cash used in financing activities	(420)	(224)

Increase in cash and cash equivalents	455	213
Cash and cash equivalents at beginning of period	1,138	1,306

Cash and cash equivalents at end of period	$1,593	$1,519

Supplemental cash flow disclosures:
Interest payments	$73	$72
Income tax payments, net	$601	$511

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

The Health Care Reform Law imposes an annual premium-based fee on health insurers for each calendar year beginning on or after January 1, 2014 which is not deductible for tax purposes. We are required to estimate a liability for the health insurer fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. In September 2014, we expect to pay the federal government approximately $560 million for the annual health insurance industry fee attributed to calendar year 2014, in accordance with the Health Care Reform Law. We have recorded a liability for this fee in other current liabilities with a corresponding deferred cost in other current assets in our condensed consolidated financial statements. Amortization of the deferred cost resulted in operating cost expense of approximately $280 million for the six months ended June 30, 2014 and a remaining deferred cost asset balance of approximately $280 million at June 30, 2014. No such amounts were recorded at December 31, 2013 as the qualifying insurance coverage was not provided until January 1, 2014.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The Health Care Reform Law also establishes risk spreading premium stabilization programs effective January 1, 2014. The risk spreading programs are applicable to certain of our commercial medical insurance products. In the aggregate, our commercial medical insurance products represented approximately 17.2% of our total premiums and services revenue for the six months ended June 30, 2014. These programs, commonly referred to as the 3Rs, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridors program designed to more evenly spread the financial risk borne by issuers and to mitigate the risk that issuers would have mispriced products. The transitional reinsurance and temporary risk corridors programs are for years 2014 through 2016, with potential for additional reinsurance recoveries through 2018 to the extent funds are available. Policies issued prior to March 23, 2010 are considered grandfathered policies and are exempt from the 3Rs. Certain states have allowed non-grandfathered policies issued prior to January 1, 2014 to extend the date of required transition to policies compliant with the Health Care Reform Law to as late as 2017. Accordingly, such policies are exempt from the 3Rs until they transition to policies compliant with the Health Care Reform Law.

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

The temporary risk corridor program applies to individual and small group Qualified Health Plans (or substantially equivalent plans), or QHPs, as defined by HHS, operating both inside and outside of the exchanges. Accordingly, plans subject to risk adjustment that are not QHPs, including our small group health plans, will not be subject to the risk corridor program. The risk corridor provisions limit issuer gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from HHS. Variances from the target exceeding certain thresholds may result in HHS making additional payments to us or require us to refund HHS a portion of the premiums we received. While risk corridor payments from HHS were expected to be limited to the extent of the risk corridor collections received by HHS over the duration of the program, on May 16, 2014, HHS released clarifying guidance. This guidance indicated that risk corridor collections are expected to be sufficient to make all risk corridor payments, however, in the event of a shortfall, HHS will find other sources of funding for the risk corridors payments, subject to the availability of appropriations.

We estimate and recognize adjustments to premiums revenue for the risk adjustment and risk corridor provisions by projecting our ultimate premium for the calendar year separately for individual and group plans by state and legal entity. Estimated calendar year settlement amounts are recognized ratably during the year and are revised each period to reflect current

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

experience, including changes in risk scores derived from medical diagnoses submitted by providers. We record receivables or payables at the individual or group level within each state and legal entity and classify the amounts as current or long-term in the condensed consolidated balance sheets based on the timing of expected settlement.

The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans compliant with the Health Care Reform Law in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than these non-grandfathered individual plans as an assessment in operating costs in our condensed consolidated statements of income. We account for contributions made by individual commercial plans compliant with the Health Care Reform Law, which are subject to recoveries, as ceded premiums (a reduction of premiums) and similarly we account for any recoveries as ceded benefits (a reduction of benefits expense) in our condensed consolidated statements of income. For the six months ended June 30, 2014, we recorded operating costs of $50 million associated with transitional reinsurance contributions for plans other than non-grandfathered individual commercial plans. In addition, for our non-grandfathered individual commercial plans we recorded ceded premiums of $13 million and recorded ceded benefits of $153 million in our condensed consolidated statements of income for the six months ended June 30, 2014. No such amounts were recorded in 2013 as the program was not effective until January 1, 2014.

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at June 30, 2014. No such amounts were recorded in our condensed consolidated balance sheet at December 31, 2013 as the programs were not effective until January 1, 2014. The risk adjustment, risk corridor, and reinsurance recoverable settlements include amounts classified as long-term because settlement associated with the 2014 provision exceeds 12 months at June 30, 2014.

	June 30, 2014
	Risk Adjustment/Risk Corridor Settlement	Reinsurance Contribution	Reinsurance Recoverables
	(in millions)
Trade accounts payable and accrued expenses	$—	$(63)	$—
Other long-term assets	102	—	153

Other long-term liabilities	(15)	—	—

Net long-term asset	$87	$—	$153

Total net asset (liability)	$87	$(63)	$153

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

In addition to the provisions discussed above, beginning in 2014, HHS pays us a portion of the health care costs for low-income individual members for which we assume no risk in accordance with the Health Care Reform Law. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefits expense for these subsidies. Receipt and payment activity is accumulated at the state and legal entity level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the state and legal entity balance at the

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

end of the reporting period. We will be notified of final settlement amounts by June 30 of the year following the benefit year. Receipts from HHS associated with these cost sharing subsidies for which we do not assume risk were $24 million higher than claims payments for the six months ended June 30, 2014.

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

In May 2014, the FASB issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not in the scope of this new guidance. Accordingly, the new guidance primarily will apply to the recognition of our services revenue, including intersegment revenues associated with our Healthcare Services segment. Services revenue represented less than 5% of our consolidated revenues for the three and six months ended June 30, 2014. The new guidance is effective for us beginning with annual and interim periods in 2017. We are currently evaluating the impact on our results of operations, financial condition, and cash flows.

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

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

4. INVESTMENT SECURITIES

Investment securities classified as current and long-term were as follows at June 30, 2014 and December 31, 2013, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$372	$8	$(2)	$378
Mortgage-backed securities	1,490	48	(16)	1,522
Tax-exempt municipal securities	2,998	141	(7)	3,132
Mortgage-backed securities:
Residential	20	1	(1)	20
Commercial	636	19	(11)	644
Asset-backed securities	41	1	—	42
Corporate debt securities	3,402	326	(6)	3,722

Total debt securities	$8,959	$544	$(43)	$9,460

December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$584	$6	$(6)	$584
Mortgage-backed securities	1,834	34	(48)	1,820
Tax-exempt municipal securities	2,911	93	(33)	2,971
Mortgage-backed securities:
Residential	22	—	—	22
Commercial	662	20	(9)	673
Asset-backed securities	63	1	(1)	63
Corporate debt securities	3,474	223	(30)	3,667

Total debt securities	$9,550	$377	$(127)	$9,800

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2014 and December 31, 2013, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$38	$—	$92	$(2)	$130	$(2)
Mortgage-backed securities	36	—	505	(16)	541	(16)
Tax-exempt municipal securities	118	(2)	239	(5)	357	(7)
Mortgage-backed securities:
Residential	4	—	2	(1)	6	(1)
Commercial	106	(1)	192	(10)	298	(11)
Asset-backed securities	—	—	16	—	16	—
Corporate debt securities	30	—	176	(6)	206	(6)

Total debt securities	$332	$(3)	$1,222	$(40)	$1,554	$(43)

December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$231	$(6)	$5	$—	$236	$(6)
Mortgage-backed securities	1,076	(47)	21	(1)	1,097	(48)
Tax-exempt municipal securities	693	(28)	57	(5)	750	(33)
Mortgage-backed securities:
Residential	6	—	1	—	7	—
Commercial	270	(8)	40	(1)	310	(9)
Asset-backed securities	35	(1)	—	—	35	(1)
Corporate debt securities	594	(28)	17	(2)	611	(30)

Total debt securities	$2,905	$(118)	$141	$(9)	$3,046	$(127)

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at June 30, 2014. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At June 30, 2014, 5% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 38% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 62% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 11%. In addition, 17% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at June 30, 2014 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at June 30, 2014.

The percentage of corporate securities associated with the financial services industry was 21% at June 30, 2014 and 23% at December 31, 2013.

All issuers of securities we own that were trading at an unrealized loss at June 30, 2014 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. At June 30, 2014, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2014.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Gross realized gains	$6	$11	$7	$17
Gross realized losses	(4)	(5)	(4)	(7)

Net realized capital gains	$2	$6	$3	$10

There were no material other-than-temporary impairments for the three and six months ended June 30, 2014 or 2013.

The contractual maturities of debt securities available for sale at June 30, 2014, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$422	$427
Due after one year through five years	2,144	2,268
Due after five years through ten years	2,264	2,413
Due after ten years	1,942	2,124
Mortgage and asset-backed securities	2,187	2,228

Total debt securities	$8,959	$9,460

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

5. FAIR VALUE

Financial Assets

The following table summarizes our fair value measurements at June 30, 2014 and December 31, 2013, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2014
Cash equivalents	$1,361	$1,361	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	378	—	378	—
Mortgage-backed securities	1,522	—	1,522	—
Tax-exempt municipal securities	3,132	—	3,119	13
Mortgage-backed securities:
Residential	20	—	20	—
Commercial	644	—	644	—
Asset-backed securities	42	—	41	1
Corporate debt securities	3,722	—	3,699	23

Total debt securities	9,460	—	9,423	37

Total invested assets	$10,821	$1,361	$9,423	$37

December 31, 2013
Cash equivalents	$876	$876	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	584	—	584	—
Mortgage-backed securities	1,820	—	1,820	—
Tax-exempt municipal securities	2,971	—	2,958	13
Mortgage-backed securities:
Residential	22	—	22	—
Commercial	673	—	673	—
Asset-backed securities	63	—	62	1
Corporate debt securities	3,667	—	3,644	23

Total debt securities	9,800	—	9,763	37

Total invested assets	$10,676	$876	$9,763	$37

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 or June 30, 2013.

Our Level 3 assets had a fair value of $37 million at June 30, 2014, or less than 0.4% of our total invested assets. During the three and six months ended June 30, 2014 and 2013, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended June 30,
	2014			2013
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at April 1	$24	$13	$37	$25	$13	$38
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	(2)	—	(2)
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—

Balance at June 30	$24	$13	$37	$23	$13	$36

	For the six months ended June 30,
	2014			2013
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$24	$13	$37	$25	$13	$38
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	(1)	—	(1)
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	(1)	—	(1)

Balance at June 30	$24	$13	$37	$23	$13	$36

Financial Liabilities

Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $2,595 million at June 30, 2014 and $2,600 million at December 31, 2013. The fair value of our long-term debt was $2,850 million at June 30, 2014 and $2,751 million at December 31, 2013. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As disclosed in Note 3, the acquisitions of American Eldercare and other health and wellness companies were completed during 2014 and 2013. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2014 or 2013.

6. MEDICARE PART D

We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2014 and December 31, 2013. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2014 provision will exceed 12 months at June 30, 2014.

	June 30, 2014		December 31, 2013
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$50	$1,034	$45	$743
Trade accounts payable and accrued expenses	(51)	(199)	(71)	(30)

Net current (liability) asset	(1)	835	(26)	713

Other long-term assets	184	—	—	—
Other long-term liabilities	(30)	—	—	—

Net long-term asset	154	—	—	—

Total net asset (liability)	$153	$835	$(26)	$713

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2014 presentation as discussed in Note 1. Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2014 were as follows:

	Retail	Employer Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2014	$1,007	$363	$2,271	$92	$3,733
Acquisitions	—	—	3	—	3
Dispositions	—	—	(40)	—	(40)

Balance at June 30, 2014	$1,007	$363	$2,234	$92	$3,696

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013:

		June 30, 2014			December 31, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/ relationships	9.8 yrs	$764	$330	$434	$792	$310	$482
Trade names and technology	13.2 yrs	198	49	149	200	40	160
Provider contracts	16.5 yrs	45	18	27	51	23	28
Noncompetes and other	6.5 yrs	50	31	19	52	29	23

Total other intangible assets	10.4 yrs	$1,057	$428	$629	$1,095	$402	$693

Amortization expense for other intangible assets was approximately $28 million for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, amortization expense for other intangibles was approximately $56 million. The following table presents our estimate of amortization expense for 2014 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2014	$111
2015	100
2016	92
2017	85
2018	78
2019	67

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

8. EARNINGS PER COMMON SHARE COMPUTATION

Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$344	$420	$712	$893

Weighted average outstanding shares of common stock used to compute basic earnings per common share	155,423	157,975	155,257	158,446
Dilutive effect of:
Employee stock options	227	349	248	367
Restricted stock	1,396	1,197	1,341	1,149

Shares used to compute diluted earnings per common share	157,046	159,521	156,846	159,962

Basic earnings per common share	$2.22	$2.66	$4.59	$5.64

Diluted earnings per common share	$2.19	$2.63	$4.54	$5.58

Number of antidilutive stock options and restricted stock excluded from computation	245	847	609	1,265

9. STOCKHOLDERS’ EQUITY

Dividends

The following table provides details of dividend payments in 2013 and 2014 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43

Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Repurchases

In April 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $569 million remained unused) with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the six months ended June 30, 2014, we repurchased 0.1 million shares in open market transactions for $11 million at an average price of $113.44 under a previous share repurchase authorization and we repurchased 0.81 million shares in open market transactions for $101 million at an average price of $125.04 under the current authorization. During the six months ended June 30, 2013, we repurchased 2.83 million shares in open market transactions for $211 million at an average price of $74.67 under previous share repurchase authorizations. As of July 30, 2014, the remaining authorized amount under the new authorization totaled $899 million.

In connection with employee stock plans, we acquired 0.4 million common shares for $40 million and 0.2 million common shares for $20 million during the six months ended June 30, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income included net unrealized gains on our investment securities of $317 million at June 30, 2014 and $158 million at December 31, 2013. In addition, accumulated other comprehensive income included $57 million at June 30, 2014 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no such additional liability at December 31, 2013. Refer to Note 17 to the consolidated financial statements in our 2013 10-K for further discussion of our long-term care insurance policies.

10. INCOME TAXES

The effective income tax rate was 46.7% for the three months ended June 30, 2014, compared to 35.7% for the three months ended June 30, 2013. For the six months ended June 30, 2014 the effective tax rate was 46.5%, compared to 35.5% for the six months ended June 30, 2013. The non-deductible nature of the health insurance industry fee levied on the industry beginning in 2014 as mandated by the Health Care Reform Law increased our effective tax rate by approximately 9 percentage points for the six months ended June 30, 2014. In addition, the effective tax for the three and six months ended June 30, 2013 includes the beneficial effect of a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

11. GUARANTEES AND CONTINGENCIES

Government Contracts

Our Medicare products, which accounted for approximately 74% of our total premiums and services revenue for the six months ended June 30, 2014, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2015. However, our offerings of products under those contracts are subject to approval by CMS, which we expect in the fall of 2014.

CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity of covered members. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.

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

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in the government fee-for-service program which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) through 2014 on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in the government fee-for-service program. Accordingly, we cannot determine whether such RADV audits will have a material adverse effect on our results of operations, financial position, or cash flows.

In addition, CMS’ recent comments in formalized guidance regarding “overpayments” to Medicare Advantage plans appear to be inconsistent with the Agency’s prior RADV audit guidance. These statements, contained in the preamble to CMS’ final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without reconciliation to the principles underlying the FFS Adjuster referenced above. We will continue to work with CMS to ensure that Medicare Advantage plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.

At June 30, 2014, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2014, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 14, 2014, the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2015.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

Our state-based Medicaid business accounted for approximately 2% of our total premiums and services revenue for the six months ended June 30, 2014. In addition to our state-based Medicaid contracts in Florida and Kentucky, we have contracts in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. In addition, we began serving members in Long-Term Care Support Services (LTSS) regions in Florida at various effective dates ranging from the second half of 2013 through the first quarter of 2014.

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

On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. government filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. In the ordinary course, the individual plaintiff may amend the complaint and serve the Company to continue to prosecute the action on her own against us. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

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

As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government including, among other allegations, those resulting from coding and review practices under the Medicare risk adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to other allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

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

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $2.3 billion and $1.7 billion for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, these amounts were $4.1 billion and $3.2 billion respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $27 million and $24 million for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the amount of this expense was $52 million and $46 million, respectively.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2013 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

Our segment results were as follows for the three and six months ended June 30, 2014 and 2013, respectively:

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2014
Revenues—external customers
Premiums:
Medicare Advantage	$6,475	$1,366	$—	$—	$—	$7,841
Medicare stand-alone PDP	939	2	—	—	—	941

Total Medicare	7,414	1,368	—	—	—	8,782

Fully-insured	912	1,321	—	—	—	2,233
Specialty	66	275	—	—	—	341
Military services	—	—	—	4	—	4
Medicaid and other	206	—	—	18	—	224

Total premiums	8,598	2,964	—	22	—	11,584

Services revenue:
Provider	—	6	307	—	—	313
ASO and other	13	81	—	114	—	208
Pharmacy	—	—	25	—	—	25

Total services revenue	13	87	332	114	—	546

Total revenues—external customers	8,611	3,051	332	136	—	12,130

Intersegment revenues
Services	—	16	3,697	—	(3,713)	—
Products	—	—	938	—	(938)	—

Total intersegment revenues	—	16	4,635	—	(4,651)	—

Investment income	18	11	—	15	48	92

Total revenues	8,629	3,078	4,967	151	(4,603)	12,222

Operating expenses:
Benefits	7,283	2,472	—	27	(155)	9,627
Operating costs	982	492	4,726	103	(4,468)	1,835
Depreciation and amortization	35	25	35	4	(20)	79

Total operating expenses	8,300	2,989	4,761	134	(4,643)	11,541

Income from operations	329	89	206	17	40	681
Interest expense	—	—	—	—	35	35

Income before income taxes	$329	$89	$206	$17	$5	$646

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2013
Revenues—external customers
Premiums:
Medicare Advantage	$5,572	$1,160	$—	$—	$—	$6,732
Medicare stand-alone PDP	785	2	—	—	—	787

Total Medicare	6,357	1,162	—	—	—	7,519

Fully-insured	285	1,273	—	—	—	1,558
Specialty	52	275	—	—	—	327
Military services	—	—	—	5	—	5
Medicaid and other	72	—	—	220	—	292

Total premiums	6,766	2,710	—	225	—	9,701

Services revenue:
Provider	—	5	312	—	—	317
ASO and other	2	82	—	114	—	198
Pharmacy	—	—	13	—	—	13

Total services revenue	2	87	325	114	—	528

Total revenues—external customers	6,768	2,797	325	339	—	10,229

Intersegment revenues
Services	—	12	2,906	—	(2,918)	—
Products	—	—	680	—	(680)	—

Total intersegment revenues	—	12	3,586	—	(3,598)	—

Investment income	18	10	—	15	49	92

Total revenues	6,786	2,819	3,911	354	(3,549)	10,321

Operating expenses:
Benefits	5,696	2,235	—	251	(91)	8,091
Operating costs	640	423	3,751	129	(3,482)	1,461
Depreciation and amortization	32	27	36	4	(19)	80

Total operating expenses	6,368	2,685	3,787	384	(3,592)	9,632

Income (loss) from operations	418	134	124	(30)	43	689
Interest expense	—	—	—	—	35	35

Income (loss) before income taxes	$418	$134	$124	$(30)	$8	$654

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2014
Revenues—external customers
Premiums:
Medicare Advantage	$12,935	$2,750	$—	$—	$—	$15,685
Medicare stand-alone PDP	1,802	4	—	—	—	1,806

Total Medicare	14,737	2,754	—	—	—	17,491

Fully-insured	1,437	2,650	—	—	—	4,087
Specialty	125	550	—	—	—	675
Military services	—	—	—	10	—	10
Medicaid and other	375	—	—	29	—	404

Total premiums	16,674	5,954	—	39	—	22,667

Services revenue:
Provider	—	11	597	—	—	608
ASO and other	27	162	—	241	—	430
Pharmacy	—	—	46	—	—	46

Total services revenue	27	173	643	241	—	1,084

Total revenues—external customers	16,701	6,127	643	280	—	23,751

Intersegment revenues
Services	—	35	7,151	—	(7,186)	—
Products	—	—	1,784	—	(1,784)	—

Total intersegment revenues	—	35	8,935	—	(8,970)	—

Investment income	37	21	—	30	95	183

Total revenues	16,738	6,183	9,578	310	(8,875)	23,934

Operating expenses:
Benefits	14,170	4,828	—	55	(302)	18,751
Operating costs	1,905	991	9,116	205	(8,597)	3,620
Depreciation and amortization	72	49	71	8	(39)	161

Total operating expenses	16,147	5,868	9,187	268	(8,938)	22,532

Income from operations	591	315	391	42	63	1,402
Interest expense	—	—	—	—	70	70

Income (loss) before income taxes	$591	$315	$391	$42	$(7)	$1,332

Humana Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2013
Revenues—external customers
Premiums:
Medicare Advantage	$11,308	$2,350	$—	$—	$—	$13,658
Medicare stand-alone PDP	1,546	4	—	—	—	1,550

Total Medicare	12,854	2,354	—	—	—	15,208

Fully-insured	564	2,541	—	—	—	3,105
Specialty	101	550	—	—	—	651
Military services	—	—	—	16	—	16
Medicaid and other	151	—	—	438	—	589

Total premiums	13,670	5,445	—	454	—	19,569

Services revenue:
Provider	—	9	618	—	—	627
ASO and other	4	166	—	234	—	404
Pharmacy	—	—	22	—	—	22

Total services revenue	4	175	640	234	—	1,053

Total revenues—external customers	13,674	5,620	640	688	—	20,622

Intersegment revenues
Services	—	23	5,707	—	(5,730)	—
Products	—	—	1,334	—	(1,334)	—

Total intersegment revenues	—	23	7,041	—	(7,064)	—

Investment income	36	21	—	30	98	185

Total revenues	13,710	5,664	7,681	718	(6,966)	20,807

Operating expenses:
Benefits	11,625	4,412	—	438	(189)	16,286
Operating costs	1,253	856	7,367	244	(6,813)	2,907
Depreciation and amortization	64	50	72	8	(34)	160

Total operating expenses	12,942	5,318	7,439	690	(7,036)	19,353

Income from operations	768	346	242	28	70	1,454
Interest expense	—	—	—	—	70	70

Income before income taxes	$768	$346	$242	$28	$—	$1,384

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

Executive Overview

General

Humana Inc., headquartered in Louisville, Ky., is a leading health and well-being company focused on making it easy for people to achieve their best health with clinical excellence through coordinated care. The company’s strategy integrates care delivery, the member experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country.

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

The results of each segment are measured by income before income taxes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and included with intersegment eliminations.

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

2014 Highlights

Consolidated

•	Our 2014 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At June 30, 2014, approximately 659,200 members, or 27.9%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model, as compared to 561,500 members, or 27.1%, at December 31, 2013 and 541,400 members, or 26.7%, at June 30, 2013.

•	Our results for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, were impacted by investments in health care exchanges and new state-based contracts and higher specialty prescription drug costs associated with a new treatment for Hepatitis C, partially offset by membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings. In addition, year-over-year comparisons were also negatively impacted by sequestration which became effective April 1, 2013.

•	Year-over-year comparisons of the operating cost ratio are impacted by fees mandated by the Health Care Reform Law beginning in 2014, including the non-deductible health insurance industry fee. Likewise, year-over-year comparisons of the benefit ratio reflect the inclusion of these mandated fees in the pricing of our products for 2014.

•	Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.

•	Our operating cash flow of $471 million for the six months ended June 30, 2014 compared to operating cash flow of $585 million for the six months ended June 30, 2013. Our operating cash flows for 2014 reflect earnings and enrollment activity and the timing of working capital items including the timing of receipts and payments under certain provisions of the Health Care Reform Law that became effective in 2014. For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law are impacting the timing of our operating cash flows, as we expect to build a receivable in 2014 that will be collected in 2015. It is reasonably possible that the receivable could be material to our operating cash flow in 2014. In 2014, we expect our operating cash flows to decline from 2013.

•	We expect our 2014 financing cash flows to be negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher reinsurance subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS.

•	In September 2014, we expect to pay the federal government approximately $560 million for the annual health insurance industry fee. This fee is not deductible for tax purposes, which has significantly increased our effective income tax rate in 2014. The health insurance industry fee is further described below under the section titled “Health Care Reform.”

•	During the six months ended June 30, 2014, we repurchased 0.91 million shares in open market transactions for $112 million and paid dividends to stockholders of $86 million.

Retail

•	On April 7, 2014, CMS announced final 2015 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notice together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, sunset of the Star quality CMS demonstration in 2015, risk coding modifications, the impact of the health insurance industry fee, and other funding formula changes, indicate 2015 Medicare Advantage funding cuts of approximately 2%. While we believe our senior members’ benefits may be adversely impacted, we believe we can effectively design Medicare Advantage products based upon these levels of rate reduction while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•	Automatic across-the-board budget cuts under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, known as “sequestration,” commenced in March 2013, including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. While we believe we can reduce Medicare Advantage payments to providers under our network provider contracts in connection with sequestration, a number of hospitals and other providers have asserted that we are not entitled to do so, which have led and may lead to arbitration demands or other litigation regarding these matters.

•	For the six months ended June 30, 2014, our Retail segment pretax income declined by $177 million, or 23.0%, primarily driven by the same factors impacting our consolidated results as described above.

•	Individual Medicare Advantage membership of 2,363,000 at June 30, 2014 increased 294,300, or 14.2%, from 2,068,700 at December 31, 2013 and increased 333,300 members, or 16.4%, from 2,029,700 at June 30, 2013 reflecting net membership additions, particularly for our Health Maintenance Organization, or HMO, offerings, for the 2014 plan year.

•	Medicare stand-alone PDP membership of 3,881,100 at June 30, 2014 increased 609,400 members, or 18.6%, from 3,271,700 at December 31, 2013 and increased 660,500 members, or 20.5%, from 3,220,600 at June 30, 2013 reflecting net membership additions, primarily for our Humana-Walmart plan offering for the 2014 plan year.

•	The addition of our Florida Long-Term Support Services contracts added 17,900 members to our state-based Medicaid membership as of June 30, 2014 compared to June 30, 2013.

•	Individual commercial medical membership of 1,244,300 at June 30, 2014 increased 644,200 members, or 107.3%, from 600,100 at December 31, 2013 and increased 676,000 members, or 119.0%, from 568,300 at June 30, 2013 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law. In addition, federal and state regulatory changes in December 2013 allowed certain individuals to remain in their existing underwritten health plans that are not compliant with the Health Care Reform Law, which has led to much higher than previously expected retention of our existing underwritten health plans. We believe that this is occurring at other health insurance issuers as well and will result in an overall deterioration of the risk pool in plans compliant with the Health Care Reform Law, as more previously underwritten members remain with their current health plans rather than enter the exchanges. However, we expect that the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law will mitigate this deterioration to some extent.

Employer Group Segment

•	As discussed in the detailed Employer Group segment results of operations discussion that follows, the Employer Group segment benefit ratio increased 90 basis points to 83.4% for the three months ended June 30, 2014 and increased 10 basis points to 81.1% for the six months ended June 30, 2014.

•	Fully-insured group Medicare Advantage membership of 479,700 at June 30, 2014 increased 50,600 members, or 11.8%, from 429,100 at December 31, 2013 and increased 63,100 members, or 15.1%, from 416,600 at June 30, 2013 primarily due to the January 2014 addition of a new large group account.

•	Membership in HumanaVitality®, our wellness and loyalty rewards program, rose 33.2% to 3,772,000 at June 30, 2014 from 2,831,000 at December 31, 2013 and rose 38.8% from 2,717,800 at June 30, 2013 primarily due to the addition of group Medicare members as well as individual Medicare Advantage and fully-insured individual commercial medical membership growth.

Healthcare Services Segment

•	As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income improved 66.1% for the 2014 quarter as compared to the 2013 quarter and 61.6% for the 2014 period as compared to the 2013 period primarily due to revenue growth and pretax income contribution from our pharmacy solutions and home based services businesses as they serve our growing medical membership.

•	Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. At June 30, 2014, we had approximately 344,500 members with complex chronic conditions in the Humana Chronic Care Program, a 22.9% increase compared with approximately 280,200 members at December 31, 2013, and an increase of 62.5% compared with approximately 212,000 members at June 30, 2013. These increases reflect enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Other Businesses

•	Year-over-year comparisons within Other Businesses are impacted by the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 and a reduction in benefits expense for the six months ended June 30, 2013 related to a favorable settlement of contract claims with the United States Department of Defense, or DoD, associated with previously disclosed litigation.

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

•	Newly Effective in 2014: Beginning in 2014, the Health Care Reform Law requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain benefits; the establishment of federally-facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014 to approximately 46% to 47%. In addition, statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment of the health insurance industry fee beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we are required to restrict surplus for the 2015 assessment ratably in 2014. In 2014, we expect to pay the federal government approximately $560 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a similar increase in our fee in 2015.

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

As discussed above, implementing regulations and related interpretive guidance continue to be issued on certain provisions of the Health Care Reform Law. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, the Health Care Reform Law has and will change the way we do business, impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the Health Care Reform Law and adjustments to their and our offerings could cause meaningful disruption in local health care markets. It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law in 2015 related to claims paid in 2014). If we are unable to adjust our business model to address the non-deductible health insurance industry fee and other assessments, including the three-year commercial reinsurance fee, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers and are described in Note 12 to the condensed consolidated financial statements.

Comparison of Results of Operations for 2014 and 2013

The following discussion primarily deals with our results of operations for the three months ended June 30, 2014, or the 2014 quarter, the three months ended June 30, 2013, or the 2013 quarter, the six months ended June 30, 2014, or the 2014 period, and the six months ended June 30, 2013, or the 2013 period.

Consolidated

	For the three months ended June 30,		Change
	2014	2013	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$8,598	$6,766	$1,832	27.1%
Employer Group	2,964	2,710	254	9.4%
Other Businesses	22	225	(203)	(90.2)%

Total premiums	11,584	9,701	1,883	19.4%

Services:
Retail	13	2	11	550%
Employer Group	87	87	—	—%
Healthcare Services	332	325	7	2.2%
Other Businesses	114	114	—	—%

Total services	546	528	18	3.4%

Investment income	92	92	—	—%

Total revenues	12,222	10,321	1,901	18.4%

Operating expenses:
Benefits	9,627	8,091	1,536	19.0%
Operating costs	1,835	1,461	374	25.6%
Depreciation and amortization	79	80	(1)	(1.3)%

Total operating expenses	11,541	9,632	1,909	19.8%

Income from operations	681	689	(8)	(1.2)%
Interest expense	35	35	—	—%

Income before income taxes	646	654	(8)	(1.2)%
Provision for income taxes	302	234	68	29.1%

Net income	$344	$420	$(76)	(18.1)%

Diluted earnings per common share	$2.19	$2.63	$(0.44)	(16.7)%
Benefit ratio(a)	83.1%	83.4%		(0.3)%
Operating cost ratio(b)	15.1%	14.3%		0.8%
Effective tax rate	46.7%	35.7%		11.0%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

	For the six months ended June 30,		Change
	2014	2013	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$16,674	$13,670	$3,004	22.0%
Employer Group	5,954	5,445	509	9.3%
Other Businesses	39	454	(415)	(91.4)%

Total premiums	22,667	19,569	3,098	15.8%

Services:
Retail	27	4	23	575%
Employer Group	173	175	(2)	(1.1)%
Healthcare Services	643	640	3	0.5%
Other Businesses	241	234	7	3.0%

Total services	1,084	1,053	31	2.9%

Investment income	183	185	(2)	(1.1)%

Total revenues	23,934	20,807	3,127	15.0%

Operating expenses:
Benefits	18,751	16,286	2,465	15.1%
Operating costs	3,620	2,907	713	24.5%
Depreciation and amortization	161	160	1	0.6%

Total operating expenses	22,532	19,353	3,179	16.4%

Income from operations	1,402	1,454	(52)	(3.6)%
Interest expense	70	70	—	—%

Income before income taxes	1,332	1,384	(52)	(3.8)%
Provision for income taxes	620	491	129	26.3%

Net income	$712	$893	$(181)	(20.3)%

Diluted earnings per common share	$4.54	$5.58	$(1.04)	(18.6)%
Benefit ratio(a)	82.7%	83.2%		(0.5)%
Operating cost ratio(b)	15.2%	14.1%		1.1%
Effective tax rate	46.5%	35.5%		11.0%

(a)	Represents total benefits expense as a percentage of premiums revenue.
(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary

Net income was $344 million, or $2.19 per diluted common share, in the 2014 quarter compared to $420 million, or $2.63 per diluted common share, in the 2013 quarter. Net income was $712 million, or $4.54 per diluted common share, in the 2014 period compared to $893 million, or $5.58 per diluted common share, in the 2013 period. These decreases were primarily due to investments in health care exchanges and new state-based contracts and higher specialty prescription drug costs associated with a new treatment for Hepatitis C. These items were partially offset by membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings. Year-over-year comparisons were also negatively impacted by sequestration which became effective April 1, 2013. In addition, our diluted earnings per common share for the 2013 period included the benefit of a reduction in benefits expense related to a favorable settlement of contract claims with the DoD, partially offset by costs in the 2013 quarter associated with the loss of our Medicaid contracts in Puerto Rico. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2014 quarter and period reflecting the impact of share repurchases.

Premiums

Consolidated premiums increased $1.9 billion, or 19.4%, from the 2013 quarter to $11.6 billion for the 2014 quarter and increased $3.1 billion, or 15.8%, from the 2013 period to $22.7 billion for the 2014 period. These increases are primarily due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership, partially offset by the impact of sequestration which became effective April 1, 2013. Premiums revenue for our Other Businesses declined primarily due to the loss of our Puerto Rico Medicaid contracts effective September 30, 2013. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Services revenue

Consolidated services revenue increased $18 million, or 3.4%, from the 2013 quarter to $546 million for the 2014 quarter and increased $31 million, or 2.9%, from the 2013 period to $1.1 billion for the 2014 period. These increases are primarily due to an increase in services revenue in our Retail segment due to the acquisition of American Eldercare in September 2013.

Investment income

Investment income totaled $92 million for each of the 2014 quarter and 2013 quarter and was $183 million for the 2014 period as compared to $185 million for the 2013 period as higher average invested balances were more than offset by lower interest rates.

Benefits expense

Consolidated benefits expense was $9.6 billion for the 2014 quarter, an increase of $1.5 billion, or 19.0%, from the 2013 quarter. For the 2014 period, benefits expense was $18.8 billion, an increase of $2.5 billion, or 15.1%, from the 2013 period. These increases are primarily due to increases in both Retail and Employer Group segments mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership. We experienced favorable medical claims reserve development related to prior fiscal years of $49 million in the 2014 quarter as compared to $100 million in the 2013 quarter, and $346 million in the 2014 period as compared to $366 million in the 2013 period. These decreases primarily result from prior year claims reprocessing in the 2014 quarter and period attributable to retroactive adjustments from policy extensions mandated by the Health Care Reform Law, increased severity of 2013 claims for fully insured commercial group business, and, to a lesser extent, improvements in claims processing and front end audits in 2014.

The consolidated benefit ratio for the 2014 quarter was 83.1%, a 30 basis point decrease from the 2013 quarter. The consolidated benefit ratio for the 2014 period was 82.7%, a 50 basis point decrease from the 2013 period. The decreases in the 2014 quarter and period are primarily due to the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 which more than offset higher ratios year-over-year in the Retail and Employer Group segments.

Operating costs

Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $374 million, or 25.6%, during the 2014 quarter compared to the 2013 quarter and increased $713 million, or 24.5%, during the 2014 period compared to the 2013 period. These increases are primarily due to costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee, higher commission expenses for new Medicare Advantage members, and investments in health care exchanges and new state-based contracts.

The consolidated operating cost ratio for the 2014 quarter was 15.1%, increasing 80 basis points from the 2013 quarter. The consolidated operating cost ratio for the 2014 period was 15.2%, increasing 110 basis points from the 2014 period. These increases are primarily due to increases in the operating cost ratios in our Retail and Employer Group segments due to the same factors impacting consolidated operating costs as described above.

Depreciation and amortization

Depreciation and amortization for the 2014 quarter totaled $79 million, comparable to $80 million for the 2013 quarter. For the 2014 period, depreciation and amortization of $161 million compared to $160 million for the 2013 period.

Interest expense

Interest expense of $35 million for the 2014 quarter and $70 million for the 2014 period was comparable to that of the 2013 quarter and 2013 period, respectively.

Income Taxes

Our effective tax rate during the 2014 quarter was 46.7% compared to the effective tax rate of 35.7% in the 2013 quarter. For the 2014 period our effective tax rate was 46.5% compared to the effective tax rate of 35.5% for the 2013 period. The non-deductible nature of the health insurance industry fee levied on the insurance industry beginning in 2014 as mandated by the Health Care Reform Law increased our effective tax rate by approximately 9 percentage points for the 2014 period. In addition, the effective tax for the 2013 quarter and 2013 period includes the beneficial effect of a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

Retail Segment

	June 30,		Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,363,000	2,029,700	333,300	16.4%
Medicare stand-alone PDP	3,881,100	3,220,600	660,500	20.5%

Total Retail Medicare	6,244,100	5,250,300	993,800	18.9%
Individual commercial	1,244,300	568,300	676,000	119.0%
State-based Medicaid	163,000	70,600	92,400	130.9%

Total Retail medical members	7,651,400	5,889,200	1,762,200	29.9%

Individual specialty membership (a)	1,229,500	1,011,700	217,800	21.5%

(a)	Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$6,475	$5,572	$903	16.2%
Medicare stand-alone PDP	939	785	154	19.6%

Total Retail Medicare	7,414	6,357	1,057	16.6%
Individual commercial	912	285	627	220.0%
State-based Medicaid	206	72	134	186.1%
Individual specialty	66	52	14	26.9%

Total premiums	8,598	6,766	1,832	27.1%

Services	13	2	11	550%

Total premiums and services revenue	$8,611	$6,768	$1,843	27.2%

Income before income taxes	$329	$418	$(89)	(21.3)%
Benefit ratio	84.7%	84.2%		0.5%
Operating cost ratio	11.4%	9.5%		1.9%

	For the six months ended June 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$12,935	$11,308	$1,627	14.4%
Medicare stand-alone PDP	1,802	1,546	256	16.6%

Total Retail Medicare	14,737	12,854	1,883	14.6%
Individual commercial	1,437	564	873	154.8%
State-based Medicaid	375	151	224	148.3%
Individual specialty	125	101	24	23.8%

Total premiums	16,674	13,670	3,004	22.0%

Services	27	4	23	575%

Total premiums and services revenue	$16,701	$13,674	$3,027	22.1%

Income before income taxes	$591	$768	$(177)	(23.0)%
Benefit ratio	85.0%	85.0%		—%
Operating cost ratio	11.4%	9.2%		2.2%

Pretax Results

•	Retail segment pretax income was $329 million in the 2014 quarter, a decrease of $89 million, or 21.3%, compared to $418 million in the 2013 quarter. Retail segment pretax income was $591 million in the 2014 period, a decrease of $177 million, or 23.0%, compared to $768 million in the 2013 period. These decreases are primarily driven by higher operating cost ratios in the 2014 quarter and period as well as a higher benefit ratio in the 2014 quarter.

Enrollment

•	Individual Medicare Advantage membership increased 333,300 members, or 16.4%, from June 30, 2013 to June 30, 2014 reflecting net membership additions, particularly for our HMO offerings, for the 2014 plan year.

•	Medicare stand-alone PDP membership increased 660,500 members, or 20.5%, from June 30, 2013 to June 30, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2014 plan year.

•	Individual commercial medical membership increased 676,000 members, or 119.0%, from June 30, 2013 to June 30, 2014 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law.

•	State-based Medicaid membership increased 92,400 members, or 130.9%, from June 30, 2013 to June 30, 2014, primarily driven by the addition of our Kentucky Medicaid contract and Florida Long-Term Support Services contracts.

•	Individual specialty membership increased 217,800 members, or 21.5%, from June 30, 2013 to June 30, 2014 primarily driven by increased membership in dental and vision offerings.

Premiums

•	Retail segment premiums increased $1.8 billion, or 27.1%, from the 2013 quarter to the 2014 quarter and increased $3.0 billion, or 22.0% from the 2013 period to the 2014 period primarily due to a 16.2% and 15.9% increase for the quarter and period, respectively, in average individual Medicare Advantage membership as well as individual commercial medical membership growth, primarily on the health care exchanges, that more than offset the impact of sequestration. Individual Medicare Advantage per member premiums remained relatively flat in the 2014 quarter as compared to the 2013 quarter and decreased approximately 1.3% in the 2014 period compared to the 2013 period primarily reflecting the impact of sequestration which became effective April 1, 2013.

Benefits expense

•	The Retail segment benefit ratio increased 50 basis points from 84.2% in the 2013 quarter to 84.7% in the 2014 quarter and remained flat at 85.0% in the 2014 and 2013 periods. The increase in the 2014 quarter primarily was due to lower prior-period medical claims reserve development, higher specialty prescription drug costs associated with a new treatment for Hepatitis C, and the new health care exchange offerings in the 2014 quarter. New individual commercial medical members in plans compliant with the Health Care Reform Law generally are expected to carry a higher benefit ratio than our previously underwritten membership. These items were partially offset by returns on investments in clinical programs and the inclusion of the health insurance industry fee in the pricing of our products.

•	The Retail segment’s pretax income for the 2014 quarter included the beneficial effect of $42 million in favorable prior-period medical claims reserve development versus $72 million in the 2013 quarter. The decrease in the 2014 quarter is primarily due to prior year claims reprocessing in the 2014 quarter attributable to retroactive adjustments from policy extensions mandated by the Health Care Reform Law and, to a lesser extent, improvements in claims processing and front end audits in 2014. For the 2014 period, the Retail segment’s benefit expense included the beneficial effect of $264 million in favorable prior-period medical claims reserve development versus $250 million in the 2013 period. This favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 50 basis points in the 2014 quarter versus approximately 110 basis points in the 2013 quarter, and by approximately 160 basis points in the 2014 period versus approximately 180 basis points in the 2013 period.

Operating costs

•	The Retail segment operating cost ratio of 11.4% for the 2014 quarter increased 190 basis points from 9.5% for the 2013 quarter. The Retail segment operating cost ratio of 11.4% for the 2014 period increased 220 basis points from 9.2% for the 2013 period. These increases are primarily due to the non-deductible health insurance industry fee mandated by the Health Care Reform Law, investments in health care exchanges and new state-based contracts, and higher Medicare Advantage marketing and distribution costs, partially offset by scale efficiencies from Medicare Advantage and individual commercial medical membership growth.

Employer Group Segment

	June 30,		Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Group Medicare Advantage	479,700	416,600	63,100	15.1%
Group Medicare stand-alone PDP	4,400	3,700	700	18.9%

Total group Medicare	484,100	420,300	63,800	15.2%

Fully-insured commercial group	1,210,100	1,196,100	14,000	1.2%
ASO	1,120,100	1,199,600	(79,500)	(6.6)%

Total group medical members	2,814,300	2,816,000	(1,700)	(0.1)%

Group specialty membership (a)	6,576,000	7,256,800	(680,800)	(9.4)%

(a)	Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Group Medicare Advantage	$1,366	$1,160	$206	17.8%
Group Medicare stand-alone PDP	2	2	—	—%

Total group Medicare	1,368	1,162	206	17.7%
Fully-insured commercial group	1,321	1,273	48	3.8%
Group specialty	275	275	—	—%

Total premiums	2,964	2,710	254	9.4%

Services	87	87	—	—%

Total premiums and services revenue	$3,051	$2,797	$254	9.1%

Income before income taxes	$89	$134	$(45)	(33.6)%
Benefit ratio	83.4%	82.5%		0.9%
Operating cost ratio	16.0%	15.1%		0.9%

	For the six months ended June 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Group Medicare Advantage	$2,750	$2,350	$400	17.0%
Group Medicare stand-alone PDP	4	4	—	—%

Total group Medicare	2,754	2,354	400	17.0%
Fully-insured commercial group	2,650	2,541	109	4.3%
Group specialty	550	550	—	—%

Total premiums	5,954	5,445	509	9.3%

Services	173	175	(2)	(1.1)%

Total premiums and services revenue	$6,127	$5,620	$507	9.0%

Income before income taxes	$315	$346	$(31)	(9.0)%
Benefit ratio	81.1%	81.0%		0.1%
Operating cost ratio	16.1%	15.2%		0.9%

Pretax Results

•	Employer Group segment pretax income decreased $45 million, or 33.6%, to $89 million in the 2014 quarter, and decreased $31 million, or 9.0%, to $315 million for the 2014 period primarily due to increases in both the benefit and operating cost ratios as described below.

Enrollment

•	Fully-insured group Medicare Advantage membership increased 63,100 members, or 15.1%, from June 30, 2013 to June 30, 2014 primarily due to the addition of a new large account.

•	Fully-insured commercial group medical membership remained relatively unchanged, increasing 14,000 members, or 1.2%, from June 30, 2013 to June 30, 2014 as an increase in small group business membership was generally offset by lower membership in large group accounts.

•	Group ASO commercial medical membership decreased 79,500 members, or 6.6%, from June 30, 2013 to June 30, 2014 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts.

•	Group specialty membership decreased 680,800 members, or 9.4%, from June 30, 2013 to June 30, 2014 primarily due to declines in dental and vision membership related to our planned discontinuance of certain unprofitable product distribution partnerships.

Premiums

•	Employer Group segment premiums increased $254 million, or 9.4%, to $3.0 billion for the 2014 quarter, and increased $509 million, or 9.3%, to $6.0 billion for the 2014 period primarily due to higher average group Medicare Advantage membership.

Benefits expense

•	The Employer Group segment benefit ratio increased 90 basis points from 82.5% in the 2013 quarter to 83.4% in the 2014 quarter, and increased 10 basis points from 81.0% in the 2013 period to 81.1% in the 2014 period. The increases are primarily due to lower favorable prior-period medical claims reserve development and higher specialty prescription drug costs associated with a new treatment for Hepatitis C, partially offset by the inclusion of the health insurance industry fee and other fees mandated by the Health Care Reform Law in our pricing.

The Employer Group segment’s pretax income for the 2014 quarter included the beneficial effect of $9 million in favorable prior-period medical claims reserve development versus $27 million in the 2013 quarter. The decline in favorable prior-period medical claims reserve development primarily reflects higher 2013 claims severity for our fully-insured commercial group business and, to a lesser extent, improvements in claims processing and front end audits in 2014. For the 2014 period, the Employer Group segment’s pretax income included the beneficial effect of $83 million in favorable prior-period medical claims reserve development versus $113 million in the 2013 period. This favorable prior-period medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 30 basis points in the 2014 quarter versus approximately 100 basis points in the 2013 quarter, and by approximately 140 basis points in the 2014 period versus 210 basis points in the 2013 period.

Operating costs

•	The Employer Group segment operating cost ratio of 16.0% for the 2014 quarter increased 90 basis points from 15.1% for the 2013 quarter. For the 2014 period, the Employer Group segment operating cost ratio of 16.1% increased 90 basis points from 15.2% for the 2013 period. The increases primarily reflect the impact of the non-deductible health insurance industry fee and other fees mandated by the Health Care Reform Law, partially offset by an increase in group Medicare Advantage membership which generally carries a lower operating cost ratio than our commercial group medical membership.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$282	$289	$(7)	(2.4)%
Home based services	25	23	2	8.7%
Pharmacy solutions	25	13	12	92.3%

Total services revenues	332	325	7	2.2%

Intersegment revenues:
Pharmacy solutions	4,204	3,212	992	30.9%
Provider services	260	271	(11)	(4.1)%
Home based services	138	72	66	91.7%
Integrated behavioral health services	33	31	2	6.5%

Total intersegment revenues	4,635	3,586	1,049	29.3%

Total services and intersegment revenues	$4,967	$3,911	$1,056	27.0%

Income before income taxes	$206	$124	$82	66.1%
Operating cost ratio	95.1%	95.9%		(0.8)%

	For the six months ended June 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$549	$571	$(22)	(3.9)%
Home based services	48	46	2	4.3%
Pharmacy solutions	46	22	24	109.1%
Integrated behavioral health services	—	1	(1)	(100.0)%

Total services revenues	643	640	3	0.5%

Intersegment revenues:
Pharmacy solutions	8,061	6,297	1,764	28.0%
Provider services	552	550	2	0.4%
Home based services	256	132	124	93.9%
Integrated behavioral health services	66	62	4	6.5%

Total intersegment revenues	8,935	7,041	1,894	26.9%

Total services and intersegment revenues	$9,578	$7,681	$1,897	24.7%

Income before income taxes	$391	$242	$149	61.6%
Operating cost ratio	95.2%	95.9%		(0.7)%

Pretax results

•	Healthcare Services segment pretax income of $206 million for the 2014 quarter increased $82 million, or 66.1%, from $124 million for the 2013 quarter. For the 2014 period, the Healthcare Services segment pretax income of $391 million increased $149 million, or 61.6%, from $242 million for the 2013 period. These increases are primarily due to revenue growth and pretax income contribution from our pharmacy solutions and home based services businesses as they serve our growing medical membership.

Script Volume

•	Humana Pharmacy Solutions® script volumes for Retail and Employer Group segment membership increased to approximately 82 million in the 2014 quarter, up 20% versus scripts of approximately 68 million in the 2013 quarter. For the 2014 period, script volumes for Retail and Employer Group segment membership increased to approximately 160 million, up 19% versus scripts of approximately 134 million in the 2013 period. These increases primarily reflect growth associated with higher average medical membership for the 2014 quarter and period than in the 2013 quarter and period.

Services revenue

•	Services revenue for the 2014 quarter and period were relatively unchanged from the 2013 quarter and period, increasing $7 million, or 2.2%, and $3 million, or 0.5%, respectively.

Intersegment revenues

•	Intersegment revenues increased $1.0 billion, or 29.3%, from the 2013 quarter to $4.6 billion for the 2014 quarter and increased $1.9 billion, or 26.9%, from the 2013 period to $8.9 billion primarily due to growth in our pharmacy solutions and home based services businesses as they serve our growing medical membership.

Operating costs

•	The Healthcare Services segment operating cost ratio of 95.1% for the 2014 quarter decreased 80 basis points from 95.9% for the 2013 quarter. The Healthcare Services segment operating ratio of 95.2% for the 2014 period decreased 70 basis points from 95.9% for the 2013 period. The decreases are primarily due to scale efficiencies associated with growth in our pharmacy solutions business.

Other Businesses

Pretax income for our Other Businesses of $17 million for the 2014 quarter increased $47 million compared to a pretax loss of $30 million for the 2013 quarter. For the 2014 period, pretax income of $42 million increased $14 million compared to pretax income of $28 million in the 2013 period. These increases primarily were due to costs in the 2013 quarter and period associated with the loss of our Medicaid contracts in Puerto Rico, as discussed previously, partially offset by a reduction in benefits expense in the 2013 period related to a favorable settlement of contract claims with the DoD associated with previously disclosed litigation.

Liquidity

Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. Our primary uses of cash include disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items including taxes and assessments. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by Departments of Insurance.

For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law are impacting the timing of our operating cash flows, as we expect to build a receivable in 2014 that will be collected in 2015. It is reasonably possible that the receivable could be material to our operating cash flow for the full year 2014. For the full year 2014, we expect our operating cash flows to decline from 2013. In addition, we expect our 2014 financing cash flows to be negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher reinsurance subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS. Any amounts receivable or payable associated with these risk limiting programs and CMS subsidies may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in this report and in our 2013 Form 10-K.

Cash and cash equivalents increased to $1.6 billion at June 30, 2014 from $1.1 billion at December 31, 2013. The change in cash and cash equivalents for the six months ended June 30, 2014 and 2013 is summarized as follows:

	2014	2013
	(in millions)
Net cash provided by operating activities	$471	$585
Net cash provided by (used in) investing activities	404	(148)
Net cash used in financing activities	(420)	(224)

Increase in cash and cash equivalents	$455	$213

Cash Flow from Operating Activities

The decrease in operating cash flows from the 2013 period to the 2014 period primarily results from lower earnings and the timing of working capital items. The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	2014 Period Change	2013 Period Change
	(in millions)
IBNR (1)	$3,242	$2,586	$656	$215
Reported claims in process (2)	635	381	254	168
Other benefits payable (3)	901	926	(25)	(5)

Total benefits payable	$4,778	$3,893	$885	$378

(1)	IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).
(2)	Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)	Other benefits payable primarily include amounts owed to providers under capitated and risk sharing arrangements.

The increase in benefits payable from December 31, 2013 to June 30, 2014 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2012 to June 30, 2013 primarily was due to the same factors resulting in the increase in benefits payable from December 31, 2013 to June 30, 2014 described above.

The detail of total net receivables was as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	2014 Period Change	2013 Period Change
	(in millions)
Medicare	$1,681	$576	$1,105	$786
Commercial and other	418	405	13	42
Military services	96	87	9	47
Allowance for doubtful accounts	(121)	(118)	(3)	(15)

Total net receivables	$2,074	$950	1,124	860

Reconciliation to cash flow statement:
Disposition of receivables from sale of business			13	—

Change in receivables per cash flow statement resulting in cash from operations			$1,137	$860

The increases in Medicare receivables reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the final and mid-year settlements with CMS in July and August, respectively. In connection with our July 2014 payment from CMS, we collected $558 million associated with the final Medicare risk-adjustment payment for the 2013 plan year. In addition, in connection with our August 2014 payment from CMS, we expect to collect $794 million associated with the mid-year Medicare risk-adjustment payment.

Military services receivables at June 30, 2014 and December 31, 2013 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our TRICARE South Region contract and final settlement balances due under our previous TRICARE South Region contract. Payments of the federal government’s claims and related reimbursements under our current TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows.

Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions will impact our operating cash flows as we expect to build a receivable in 2014 that will be collected in 2015. The net receivable balance associated with the 3Rs was approximately $240 million at June 30, 2014.

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

Cash Flow from Investing Activities

Proceeds from sales and maturities of investment securities exceeded purchases by $551 million in the 2014 period. These net proceeds were used to fund normal working capital needs due to the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model coupled with an increase in receivables in 2014 that will be collected in 2015 associated with the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law in addition to the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies, as discussed previously. In the 2013 period we reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $18 million.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $216 million in the 2014 period and $187 million in the 2013 period reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment. Excluding acquisitions, we expect total capital expenditures in 2014 in a range of approximately $525 million to $575 million.

Cash Flow from Financing Activities

Claims payments were $122 million higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk during the 2014 period. During the 2013 period, receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $144 million higher than claims payments. As discussed previously, we expect our 2014 financing cash flows to be negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS. Our net receivable for CMS subsidies and brand name prescription drug discounts was $835 million at June 30, 2014 compared to $414 million at June 30, 2013 and $713 million at December 31, 2013. Refer to Note 6 to the condensed consolidated financial statements.

Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $29 million during the 2014 period compared to $12 million during the 2013 period.

Receipts from HHS associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $24 million higher than claims payments.

We repurchased 0.91 million shares for $112 million in the 2014 period and 2.83 million shares for $211 million in the 2013 period under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $40 million in the 2014 period and $20 million in the 2013 period.

During the 2014 period we paid dividends to stockholders of $86 million as compared to $83 million in the 2013 period, as discussed further below.

Future Sources and Uses of Liquidity

Dividends

The following table provides details of dividend payments in 2013 and 2014 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43

Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Repurchases

In April 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $569 million remained unused) with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the six months ended June 30, 2014, we repurchased 0.1 million shares in open market transactions for $11 million at an average price of $113.44 under a previous share repurchase authorization and we repurchased 0.81 million shares in open market transactions for $101 million at an average price of $125.04 under the current authorization. During the six months ended June 30, 2013, we repurchased 2.83 million shares in open market transactions for $211 million at an average price of $74.67 under previous share repurchase authorizations. As of July 30, 2014, the remaining authorized amount under the new authorization totaled $899 million.

In connection with employee stock plans, we acquired 0.4 million common shares for $40 million and 0.2 million common shares for $20 million during the six months ended June 30, 2014 and 2013, respectively.

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

The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.6 billion at June 30, 2014 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.0 billion and actual leverage ratio of 1.0:1, as measured in accordance with the credit agreement as of June 30, 2014. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.

At June 30, 2014, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $5 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of June 30, 2014, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking relationships, with some parties to the credit agreement.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2014 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $736 million at June 30, 2014 compared to $508 million at December 31, 2013. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Care Reform,” statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment beginning in 2014. Therefore, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we are required to restrict surplus for the 2015 assessment ratably in 2014. In 2014, we expect to pay the federal government approximately $560 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a similar increase in our fee in 2015.

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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2014, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.5 billion, which exceeded aggregate minimum regulatory requirements of $3.6 billion. The amount of dividends that were paid to our parent company in the 2014 period was approximately $695 million in the aggregate. In addition, $219 million of dividends were paid to our parent company in July 2014, bringing the full year total through July 30, 2014 to $914 million. This compares to dividends that were paid for the full year 2013 of approximately $967 million. The year-over-year decline is a result of higher surplus requirements associated with premium growth due to increases in membership.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.

Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at June 30, 2014. Our net unrealized position increased $251 million from a net unrealized gain position of $250 million at December 31, 2013 to a net unrealized gain position of $501 million at June 30, 2014. At June 30, 2014, we had gross unrealized losses of $43 million on our investment portfolio primarily due to an increase in market interest rates and tighter liquidity conditions in the current markets than when the securities were purchased. There were no material other-than-temporary impairments during the three months ended June 30, 2014. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.4 years as of June 30, 2014 and 4.3 years as of December 31, 2013. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $471 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2014.

Based on our evaluation, our CEO, CFO, and our Principal Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 11 to the condensed consolidated financial statements beginning on page 21 of this Form 10-Q.

Item 1A.	Risk Factors

Except as set forth below, there have been no changes to the risk factors included in our 2013 Form 10-K. The following replaces in its entirety the fourth bullet under the risk factor in our 2013 Form 10-K entitled, “As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs.”

•	CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process that bases our prospective payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s traditional fee-for-service Medicare program (referred to as “Medicare FFS”). Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.

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

On February 24, 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits”. The final payment error calculation methodology provides that, in calculating the economic impact of audit results for an MA contract, if any, the results of the audit sample will be extrapolated to the entire MA contract based upon a comparison to “benchmark” audit data in Medicare FFS (which we refer to as the “FFS Adjuster”). This comparison to a Medicare FFS benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set, including any attendant errors that are present in that data set, provides the basis for MA plans’ risk adjustment to payment rates.

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. Selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. We have been notified that certain of our Medicare Advantage contracts have been selected for audit for contract year 2011.

Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. During 2012, we completed internal contract level audits of certain 2011 contracts based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits was an audit of our Private Fee-For-Service business which we used to represent a proxy of the benchmark audit data in Medicare FFS which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) and 2012 on the results of these internal contract level audits for contract year 2011. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the benchmark audit data in Medicare FFS. Accordingly, we cannot determine whether such audits will have a material adverse effect on our results of operations, financial position, or cash flows.

In addition, CMS’ recent comments in formalized guidance regarding “overpayments” to Medicare Advantage plans appear to be inconsistent with the Agency’s prior RADV audit guidance. These statements, contained in the preamble to CMS’ final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without reconciliation to the principles underlying the FFS Adjuster referenced above. We will continue to work with CMS to ensure that Medicare Advantage plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which if not implemented correctly, could have material adverse effect on our results of operations, financial position, or cash flows.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)	The following table provides information about purchases by us during the three months ended June 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2014	—	—	—	$1,000,000,000
May 2014	—	—	—	1,000,000,000
June 2014	805,483	125.04	805,483	899,310,474

Total	805,483	$125.04	805,483	899,310,474

(1)	As announced on May 7, 2014, in April 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $1 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. As of July 30, 2014, the remaining authorized amount under the current authorization totaled $899 million.
(2)	Excludes 0.4 million shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

None.

Item 6:	Exhibits

3(i)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

3(ii)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

12	Computation of ratio of earnings to fixed charges.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.

32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Humana Inc.’s Quarterly Report of Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC. (Registrant)

Date: July 30, 2014	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)