Form 10-Q
period 2014-09-30
HUMANA INC
filed 2014-11-07
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2014
$0.16 2/3 par value	153,334,953 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2014

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,705	$1,138
Investment securities	8,088	8,090
Receivables, less allowance for doubtful accounts of $135 in 2014 and $118 in 2013:	1,004	950
Other current assets	3,839	2,122
Total current assets	15,636	12,300
Property and equipment, net	1,349	1,218
Long-term investment securities	1,947	1,710
Goodwill	3,695	3,733
Other long-term assets	1,704	1,774
Total assets	$24,331	$20,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,676	$3,893
Trade accounts payable and accrued expenses	2,068	1,821
Current portion of long-term debt	512	—
Book overdraft	267	403
Unearned revenues	246	206
Total current liabilities	7,769	6,323
Long-term debt	3,826	2,600
Future policy benefits payable	2,299	2,207
Other long-term liabilities	312	289
Total liabilities	14,206	11,419
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 197,843,933 shares issued at September 30, 2014 and 196,275,506 shares issued at December 31, 2013	33	33
Capital in excess of par value	2,400	2,267
Retained earnings	9,813	8,942
Accumulated other comprehensive income	233	158
Treasury stock, at cost, 44,508,980 shares at September 30, 2014 and 42,245,097 shares at December 31, 2013	(2,354)	(2,084)
Total stockholders’ equity	10,125	9,316
Total liabilities and stockholders’ equity	$24,331	$20,735
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions, except per share results)
Revenues:
Premiums	$11,607	$9,698	$34,274	$29,267
Services	536	528	1,620	1,581
Investment income	95	93	278	278
Total revenues	12,238	10,319	36,172	31,126
Operating expenses:
Benefits	9,666	8,075	28,417	24,361
Operating costs	1,898	1,540	5,518	4,447
Depreciation and amortization	85	83	246	243
Total operating expenses	11,649	9,698	34,181	29,051
Income from operations	589	621	1,991	2,075
Interest expense	38	35	108	105
Income before income taxes	551	586	1,883	1,970
Provision for income taxes	261	218	881	709
Net income	$290	$368	$1,002	$1,261
Basic earnings per common share	$1.87	$2.34	$6.46	$7.98
Diluted earnings per common share	$1.85	$2.31	$6.39	$7.90
Dividends per common share	$0.28	$0.27	$0.83	$0.80
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$290	$368	$1,002	$1,261
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	(36)	(16)	128	(286)
Effect of income taxes	13	6	(47)	105
Total change in unrealized investment gains/losses, net of tax	(23)	(10)	81	(181)
Reclassification adjustment for net realized gains included in investment income	(6)	(4)	(9)	(14)
Effect of income taxes	2	1	3	5
Total reclassification adjustment, net of tax	(4)	(3)	(6)	(9)
Other comprehensive income (loss), net of tax	(27)	(13)	75	(190)
Comprehensive income	$263	$355	$1,077	$1,071
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$1,002	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(9)	(14)
Stock-based compensation	76	73
Depreciation and amortization	325	312
(Benefit) provision for deferred income taxes	(30)	31
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(68)	(89)
Other assets	(960)	(165)
Benefits payable	783	287
Other liabilities	238	24
Unearned revenues	40	(32)
Other, net	28	44
Net cash provided by operating activities	1,425	1,732
Cash flows from investing activities
Acquisitions, net of cash acquired	(3)	(161)
Proceeds from sale of business	72	33
Purchases of property and equipment	(361)	(310)
Purchases of investment securities	(1,949)	(2,665)
Maturities of investment securities	702	853
Proceeds from sales of investment securities	1,171	1,107
Net cash used in investing activities	(368)	(1,143)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(743)	(201)
Proceeds from issuance of senior notes, net	1,733	—
Change in book overdraft	(136)	(51)
Common stock repurchases	(270)	(325)
Dividends paid	(129)	(125)
Excess tax benefit from stock-based compensation	10	6
Proceeds from stock option exercises and other	45	56
Net cash provided by (used in) financing activities	510	(640)
Increase (decrease) in cash and cash equivalents	1,567	(51)
Cash and cash equivalents at beginning of period	1,138	1,306
Cash and cash equivalents at end of period	$2,705	$1,255
Supplemental cash flow disclosures:
Interest payments	$83	$82
Income tax payments, net	$852	$724
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2013, that was filed with the Securities and Exchange Commission, or the SEC, on February 19, 2014, as retrospectively adjusted as it relates to the effects of the business segment reclassifications as described more fully below in our current report on Form 8-K filed with the SEC on September 16, 2014. We refer to the Form 10-K and Form 8-K collectively as the “2013 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk sharing provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2013 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Business Segment Reclassifications
On January 1, 2014, we reclassified certain of our businesses from our Healthcare Services segment to our Employer Group segment to correspond with internal management reporting changes. Our reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation. See Note 13 for segment financial information.
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
The Health Care Reform Law imposes an annual premium-based fee on health insurers for each calendar year beginning on or after January 1, 2014 which is not deductible for tax purposes. We are required to estimate a liability for the health insurer fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. In September 2014, we paid the federal government $562 million for the annual health insurance industry fee attributed to calendar year 2014, in accordance with the Health Care Reform Law. We recorded the deferred cost in other current assets in our condensed consolidated financial statements. Amortization of the deferred cost resulted in operating cost expense of approximately $421 million for the nine months ended September 30, 2014 and a remaining deferred cost asset balance of approximately $141 million at September 30, 2014. No such amounts were recorded at December 31, 2013 as the qualifying insurance coverage was not provided until January 1, 2014.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

The Health Care Reform Law also establishes risk spreading premium stabilization programs effective January 1, 2014. The risk spreading programs are applicable to certain of our commercial medical insurance products. In the aggregate, our commercial medical insurance products represented approximately 17.7% of our total premiums and services revenue for the nine months ended September 30, 2014. These programs, commonly referred to as the 3Rs, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridors program designed to more evenly spread the financial risk borne by issuers and to mitigate the risk that issuers would have mispriced products. The transitional reinsurance and temporary risk corridors programs are for years 2014 through 2016, with potential for additional reinsurance recoveries through 2018 to the extent funds are available. Policies issued prior to March 23, 2010 are considered grandfathered policies and are exempt from the 3Rs. Certain states have allowed non-grandfathered policies issued prior to January 1, 2014 to extend the date of required transition to policies compliant with the Health Care Reform Law to as late as 2017. Accordingly, such policies are exempt from the 3Rs until they transition to policies compliant with the Health Care Reform Law.
The permanent risk adjustment program adjusts the premiums that commercial individual and small group health insurance issuers receive based on the demographic factors and health status of each member as derived from current year medical diagnosis as reported throughout the year. This program transfers funds from lower risk plans to higher risk plans within similar plans in the same state. The risk adjustment program is applicable to commercial individual and small group health plans (except certain exempt and grandfathered plans as discussed above) operating both inside and outside of the health insurance exchanges established under the Health Care Reform Law. Under the risk adjustment program, a risk score is assigned to each covered member to determine an average risk score at the individual and small group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Plans with an average risk score below the state average will pay into a pool and health insurance issuers with an average risk score that is greater than the state average risk score will receive money from that pool. We generally rely on providers, including certain network providers who are our employees, to appropriately document all medical data, including the diagnosis codes submitted with claims, as the basis for our risk scores under the program. Our estimate of amounts receivable and/or payable under the risk adjustment program is based on our estimate of both our own and the state average risk scores. Assumptions used in these estimates include but are not limited to geographic considerations including our historical experience in markets we have participated in over a long period of time, member demographics including age and gender for our members and other health insurance issuers, our pricing model, sales data for each metal tier (different metal tiers yield different risk scores), the mix of previously underwritten membership as compared to new members in plans compliant with the Health Care Reform Law, published third party studies, and other publicly available data including regulatory plan filings. We expect to refine our estimates as new information becomes available, including additional data released by the Department of Health and Human Services, or HHS, regarding estimates of state average risk scores. Risk adjustment will be subject to audit by HHS beginning in 2014, however, there will be no payments associated with these audits for 2014 or 2015, the first two years of the program.
The temporary risk corridor program applies to individual and small group Qualified Health Plans (or substantially equivalent plans), or QHPs, as defined by HHS, operating both inside and outside of the exchanges. Accordingly, plans subject to risk adjustment that are not QHPs, including our small group health plans, will not be subject to the risk corridor program. The risk corridor provisions limit issuer gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from HHS. Variances from the target exceeding certain thresholds may result in HHS making additional payments to us or require us to refund HHS a portion of the premiums we received. While risk corridor payments from HHS were expected to be limited to the extent of the risk corridor collections received by HHS over the duration of the program, on May 16, 2014, HHS released clarifying guidance. This guidance indicated that risk corridor collections are expected to be sufficient to make all risk corridor payments. However, in the event of a shortfall, HHS has indicated that it intends to find other sources of funding for the risk corridors payments, subject to the availability of the requisite appropriations by Congress.
We estimate and recognize adjustments to premiums revenue for the risk adjustment and risk corridor provisions by projecting our ultimate premium for the calendar year separately for individual and group plans by state and legal

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

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
The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans compliant with the Health Care Reform Law in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than these non-grandfathered individual plans as an assessment in operating costs in our condensed consolidated statements of income. We account for contributions made by individual commercial plans compliant with the Health Care Reform Law, which are subject to recoveries, as ceded premiums (a reduction of premiums) and similarly we account for any recoveries as ceded benefits (a reduction of benefits expense) in our condensed consolidated statements of income. For the nine months ended September 30, 2014, we recorded operating costs of $77 million associated with transitional reinsurance contributions for plans other than non-grandfathered individual commercial plans. In addition, for our non-grandfathered individual commercial plans we recorded ceded premiums of $25 million and recorded ceded benefits of $375 million in our condensed consolidated statements of income for the nine months ended September 30, 2014. No such amounts were recorded in 2013 as the program was not effective until January 1, 2014.
The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at September 30, 2014. No such amounts were recorded in our condensed consolidated balance sheet at December 31, 2013 as the programs were not effective until January 1, 2014.

	September 30, 2014
	Risk Adjustment/Risk Corridor Settlement	Reinsurance Contribution	Reinsurance Recoverables
	(in millions)
Current assets	$134	$—	$375
Trade accounts payable and accrued expenses	(53)	(102)	—
Net current asset (liability)	$81	$(102)	$375
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
In addition to the provisions discussed above, beginning in 2014, HHS pays us a portion of the health care costs for low-income individual members for which we assume no risk in accordance with the Health Care Reform Law. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefits expense for these subsidies. Receipt and payment activity is accumulated at the state and legal entity level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the state and legal entity balance at the end of the reporting period. We will be notified of final settlement amounts by June 30 of the year following the benefit year. Receipts from HHS associated with these cost sharing subsidies for which we do not assume risk were $29 million higher than claims payments for the nine months ended September 30, 2014.

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
In May 2014, the FASB issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not in the scope of this new guidance. Accordingly, the new guidance primarily will apply to the recognition of our services revenue, including intersegment revenues associated with our Healthcare Services segment. Services revenue represented less than 5% of our consolidated revenues for the three and nine months ended September 30, 2014. The new guidance is effective for us beginning with annual and interim periods in 2017. We are currently evaluating the impact on our results of operations, financial condition, and cash flows.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.
3. ACQUISITIONS
On September 6, 2013, we acquired American Eldercare Inc., or American Eldercare, the largest provider of nursing home diversion services in the state of Florida, serving frail and elderly individuals in home and community-based settings. American Eldercare complements our core capabilities and strength in serving seniors and disabled individuals with a unique focus on individualized and integrated care, and has contracts to provide Medicaid Long-Term Support Services across the entire state of Florida. The enrollment effective dates for the various regions ranged from August 2013 to March 2014. The allocation of the purchase price resulted in goodwill of $76 million and other intangible assets of $75 million. The goodwill was assigned to the Retail segment. The other intangible assets, which primarily consist of customer contracts and technology, have a weighted average useful life of 9.3 years. Goodwill and other intangible assets are amortizable as deductible expenses for tax purposes.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2014 and December 31, 2013, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$846	$8	$(2)	$852
Mortgage-backed securities	1,544	42	(17)	1,569
Tax-exempt municipal securities	3,006	148	(3)	3,151
Mortgage-backed securities:
Residential	18	—	—	18
Commercial	698	15	(17)	696
Asset-backed securities	40	1	—	41
Corporate debt securities	3,431	289	(12)	3,708
Total debt securities	$9,583	$503	$(51)	$10,035
December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$584	$6	$(6)	$584
Mortgage-backed securities	1,834	34	(48)	1,820
Tax-exempt municipal securities	2,911	93	(33)	2,971
Mortgage-backed securities:
Residential	22	—	—	22
Commercial	662	20	(9)	673
Asset-backed securities	63	1	(1)	63
Corporate debt securities	3,474	223	(30)	3,667
Total debt securities	$9,550	$377	$(127)	$9,800

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2014 and December 31, 2013, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$59	$—	$86	$(2)	$145	$(2)
Mortgage-backed securities	147	(1)	475	(16)	622	(17)
Tax-exempt municipal securities	136	—	136	(3)	272	(3)
Mortgage-backed securities:
Residential	1	—	4	—	5	—
Commercial	145	(3)	206	(14)	351	(17)
Asset-backed securities	—	—	16	—	16	—
Corporate debt securities	209	(3)	141	(9)	350	(12)
Total debt securities	$697	$(7)	$1,064	$(44)	$1,761	$(51)

December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$231	$(6)	$5	$—	$236	$(6)
Mortgage-backed securities	1,076	(47)	21	(1)	1,097	(48)
Tax-exempt municipal securities	693	(28)	57	(5)	750	(33)
Mortgage-backed securities:
Residential	6	—	1	—	7	—
Commercial	270	(8)	40	(1)	310	(9)
Asset-backed securities	35	(1)	—	—	35	(1)
Corporate debt securities	594	(28)	17	(2)	611	(30)
Total debt securities	$2,905	$(118)	$141	$(9)	$3,046	$(127)
Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at September 30, 2014. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At September 30, 2014, 5% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 39% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 61% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 11%. In addition, 16% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at September 30, 2014 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA at September 30, 2014.
The percentage of corporate securities associated with the financial services industry was 20% at September 30, 2014 and 23% at December 31, 2013.
All issuers of securities we own that were trading at an unrealized loss at September 30, 2014 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates since the time the securities were purchased. At September 30, 2014, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2014.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Gross realized gains	$7	$7	$14	$24
Gross realized losses	(1)	(3)	(5)	(10)
Net realized capital gains	$6	$4	$9	$14
There were no material other-than-temporary impairments for the three and nine months ended September 30, 2014 or 2013.
The contractual maturities of debt securities available for sale at September 30, 2014, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,030	$1,036
Due after one year through five years	2,119	2,234
Due after five years through ten years	2,184	2,307
Due after ten years	1,950	2,134
Mortgage and asset-backed securities	2,300	2,324
Total debt securities	$9,583	$10,035

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2014 and December 31, 2013, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2014
Cash equivalents	$2,606	$2,606	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	852	—	852	—
Mortgage-backed securities	1,569	—	1,569	—
Tax-exempt municipal securities	3,151	—	3,138	13
Mortgage-backed securities:
Residential	18	—	18	—
Commercial	696	—	696	—
Asset-backed securities	41	—	40	1
Corporate debt securities	3,708	—	3,684	24
Total debt securities	10,035	—	9,997	38
Total invested assets	$12,641	$2,606	$9,997	$38

December 31, 2013
Cash equivalents	$876	$876	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	584	—	584	—
Mortgage-backed securities	1,820	—	1,820	—
Tax-exempt municipal securities	2,971	—	2,958	13
Mortgage-backed securities:
Residential	22	—	22	—
Commercial	673	—	673	—
Asset-backed securities	63	—	62	1
Corporate debt securities	3,667	—	3,644	23
Total debt securities	9,800	—	9,763	37
Total invested assets	$10,676	$876	$9,763	$37

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

There were no material transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014 or September 30, 2013.
Our Level 3 assets had a fair value of $38 million at September 30, 2014, or 0.3% of our total invested assets. During the three and nine months ended September 30, 2014 and 2013, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended September 30,
	2014			2013
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at April 1	$24	$13	$37	$23	$13	$36
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	1	—	1	1	—	1
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Balance at September 30	$25	$13	$38	$24	$13	$37

	For the nine months ended September 30,
	2014			2013
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$24	$13	$37	$25	$13	$38
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	1	—	1	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	(1)	—	(1)
Balance at September 30	$25	$13	$38	$24	$13	$37
Financial Liabilities
Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding, including the current portion, was $4,338 million at September 30, 2014 and $2,600 million at December 31, 2013. The fair value of our long-term debt, including the current portion, was $4,565 million at September 30, 2014 and $2,751 million at December 31, 2013. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, the acquisitions of American Eldercare and other health and wellness companies were completed during 2014 and 2013. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2014 or 2013.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2014 and December 31, 2013. Amounts included below relating to the 2013 contract year for the net risk corridor payable of $35 million and the CMS subsidies receivable of $691 million at September 30, 2014 were settled in October 2014.

	September 30, 2014		December 31, 2013
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$205	$1,517	$45	$743
Trade accounts payable and accrued expenses	(80)	(43)	(71)	(30)
Net current (liability) asset	125	1,474	(26)	713
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2014 presentation as discussed in Note 1. Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2014 were as follows:

	Retail	Employer Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2014	$1,007	$363	$2,271	$92	$3,733
Acquisitions	—	—	3	—	3
Dispositions	—	—	(40)	—	(40)
Subsequent payments/adjustments	—	—	(1)	—	(1)
Balance at September 30, 2014	$1,007	$363	$2,233	$92	$3,695

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013:

		September 30, 2014			December 31, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/ relationships	9.8 yrs	$764	$349	$415	$792	$310	$482
Trade names and technology	13.2 yrs	198	54	144	200	40	160
Provider contracts	15.1 yrs	51	19	32	51	23	28
Noncompetes and other	6.6 yrs	50	34	16	52	29	23
Total other intangible assets	10.5 yrs	$1,063	$456	$607	$1,095	$402	$693
Amortization expense for other intangible assets was approximately $28 million for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, amortization expense for other intangible assets was approximately $85 million and $84 million, respectively. The following table presents our estimate of amortization expense for 2014 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2014	$112
2015	101
2016	94
2017	86
2018	79
2019	67

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

8. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$290	$368	$1,002	$1,261
Weighted average outstanding shares of common stock used to compute basic earnings per common share	154,502	157,187	155,006	158,026
Dilutive effect of:
Employee stock options	203	289	233	341
Restricted stock	1,525	1,431	1,402	1,244
Shares used to compute diluted earnings per common share	156,230	158,907	156,641	159,611
Basic earnings per common share	$1.87	$2.34	$6.46	$7.98
Diluted earnings per common share	$1.85	$2.31	$6.39	$7.90
Number of antidilutive stock options and restricted stock excluded from computation	43	202	420	910
9. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments in 2013 and 2014 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
In October 2014, the Board declared a cash dividend of $0.28 per share payable on January 30, 2015 to stockholders of record on December 31, 2014. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Stock Repurchases
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the nine months ended September 30, 2014, we repurchased 1.60 million shares in open market transactions for $195 million at an average price of $121.68 under previous share repurchase authorizations and we repurchased 0.27 million shares in open market transactions for $35 million at an average price of $128.34 under the current authorization. During the nine months ended September 30, 2013, we repurchased 3.78 million shares in open market transactions for $301 million at an average price of $79.79 under previous share repurchase authorizations. During the period commencing on October 1, 2014 and ending on November 6, 2014, we repurchased 0.77 million shares in open market transactions for $100 million at an average price of $130.50 under the current authorization. As of November 7, 2014, the remaining authorized amount under the new authorization totaled $1.87 billion.
In connection with employee stock plans, we acquired 0.4 million common shares for $40 million and 0.3 million common shares for $24 million during the nine months ended September 30, 2014 and 2013, respectively.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized gains on our investment securities of $286 million at September 30, 2014 and $158 million at December 31, 2013. In addition, accumulated other comprehensive income included $53 million at September 30, 2014 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no such additional liability at December 31, 2013. Refer to Note 17 to the consolidated financial statements in our 2013 Form 10-K for further discussion of our long-term care insurance policies.
10. INCOME TAXES
The effective income tax rate was 47.5% for the three months ended September 30, 2014, compared to 37.2% for the three months ended September 30, 2013. For the nine months ended September 30, 2014 the effective tax rate was 46.8%, compared to 36.0% for the nine months ended September 30, 2013. The non-deductible nature of the health insurance industry fee levied on the industry beginning in 2014 as mandated by the Health Care Reform Law increased our effective tax rate by approximately 10 percentage points for the nine months ended September 30, 2014. In addition, the effective tax for the three and nine months ended September 30, 2013 includes the beneficial effect of a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

11.  DEBT
The carrying value of long-term debt outstanding, including the current portion, was as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in millions)

Senior notes:
$500 million, 6.45% due June 1, 2016	$512	$517
$500 million, 7.20% due June 15, 2018	505	505
$300 million, 6.30% due August 1, 2018	312	314
$400 million, 2.625% due October 1, 2019	400	—
$600 million, 3.15% due December 1, 2022	598	598
$600 million, 3.85% due October 1, 2024	599	—
$250 million, 8.15% due June 15, 2038	266	266
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.95% due October 1, 2044	746	—
Total debt	$4,338	$2,600
Less current portion of long-term debt	512	—
Total long-term debt	$3,826	$2,600

Senior Notes

In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem the 6.45% senior unsecured notes as discussed below, and intend to use some or all of the remaining net proceeds to repurchase shares of our common stock and for general corporate purposes.

In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $560 million. We recognized a loss on extinguishment of debt of approximately $37 million in October 2014 for the redemption of these notes.

Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our senior notes (other than the 6.30% senior notes) contain a change of control provision that may require us to purchase the notes under certain circumstances.
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. The unamortized carrying value adjustment was $45 million as of September 30, 2014 and $54 million as of December 31, 2013. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Credit Agreement
Our 5-year $1.0 billion unsecured revolving credit agreement expires July 2018. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.6 billion at September 30, 2014 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.1 billion and an actual leverage ratio of 1.8:1, as measured in accordance with the credit agreement as of September 30, 2014. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At September 30, 2014, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $5 million secured under that credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of September 30, 2014, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amounts outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances are expected to be used for general corporate purposes, including to repurchase shares of our common stock. As of November 6, 2014, we had $150 million outstanding in our commercial paper program.

12. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 73% of our total premiums and services revenue for the nine months ended September 30, 2014, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2015, and all of our product offerings filed with CMS for 2015 have been approved.
CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity of covered members. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s original Medicare program. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.
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
In addition, CMS' recent comments in formalized guidance regarding “overpayments” to Medicare Advantage plans appear to be inconsistent with the Agency’s prior RADV audit guidance. These statements, contained in the preamble to CMS’ final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without reconciliation to the principles underlying the FFS Adjuster referenced above. We will continue to work with CMS to ensure that Medicare Advantage plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

At September 30, 2014, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2014, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 14, 2014, the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2015.
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
Our state-based Medicaid business accounted for approximately 2% of our total premiums and services revenue for the nine months ended September 30, 2014. In addition to our state-based Medicaid contracts in Florida and Kentucky, we have contracts in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. In addition, we began serving members in Long-Term Care Support Services (LTSS) regions in Florida at various effective dates ranging from the second half of 2013 through the first quarter of 2014.
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
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. government filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. On October 7, 2014 the Court dismissed the complaint and granted leave to amend. The individual plaintiff filed a second amended complaint on October 23, 2014. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $2.6 billion and $2.0 billion for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, these amounts were $6.8 billion and $5.2 billion respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

expense was $27 million and $23 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the amount of this expense was $79 million and $69 million, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2013 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Our segment results were as follows for the three and nine months ended September 30, 2014 and 2013, respectively:

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2014
Revenues - external customers
Premiums:
Medicare Advantage	$6,508	$1,381	$—	$—	$—	$7,889
Medicare stand-alone PDP	804	2	—	—	—	806
Total Medicare	7,312	1,383	—	—	—	8,695
Fully-insured	926	1,335	—	—	—	2,261
Specialty	67	274	—	—	—	341
Military services	—	—	—	5	—	5
Medicaid and other	292	—	—	13	—	305
Total premiums	8,597	2,992	—	18	—	11,607
Services revenue:
Provider	—	6	302	—	—	308
ASO and other	10	84	—	108	—	202
Pharmacy	—	—	26	—	—	26
Total services revenue	10	90	328	108	—	536
Total revenues - external customers	8,607	3,082	328	126	—	12,143
Intersegment revenues
Services	—	22	3,851	—	(3,873)	—
Products	—	—	968	—	(968)	—
Total intersegment revenues	—	22	4,819	—	(4,841)	—
Investment income	19	11	—	15	50	95
Total revenues	8,626	3,115	5,147	141	(4,791)	12,238
Operating expenses:
Benefits	7,201	2,589	—	27	(151)	9,666
Operating costs	1,063	487	4,908	96	(4,656)	1,898
Depreciation and amortization	40	26	37	4	(22)	85
Total operating expenses	8,304	3,102	4,945	127	(4,829)	11,649
Income from operations	322	13	202	14	38	589
Interest expense	—	—	—	—	38	38
Income before income taxes	$322	$13	$202	$14	$—	$551

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2013
Revenues - external customers
Premiums:
Medicare Advantage	$5,552	$1,193	$—	$—	$—	$6,745
Medicare stand-alone PDP	740	2	—	—	—	742
Total Medicare	6,292	1,195	—	—	—	7,487
Fully-insured	292	1,278	—	—	—	1,570
Specialty	54	273	—	—	—	327
Military services	—	—	—	6	—	6
Medicaid and other	76	—	—	232	—	308
Total premiums	6,714	2,746	—	238	—	9,698
Services revenue:
Provider	—	6	310	—	—	316
ASO and other	3	84	—	108	—	195
Pharmacy	—	—	17	—	—	17
Total services revenue	3	90	327	108	—	528
Total revenues - external customers	6,717	2,836	327	346	—	10,226
Intersegment revenues
Services	—	14	2,999	—	(3,013)	—
Products	—	—	716	—	(716)	—
Total intersegment revenues	—	14	3,715	—	(3,729)	—
Investment income	19	10	—	15	49	93
Total revenues	6,736	2,860	4,042	361	(3,680)	10,319
Operating expenses:
Benefits	5,647	2,316	—	230	(118)	8,075
Operating costs	718	443	3,856	103	(3,580)	1,540
Depreciation and amortization	33	25	37	5	(17)	83
Total operating expenses	6,398	2,784	3,893	338	(3,715)	9,698
Income from operations	338	76	149	23	35	621
Interest expense	—	—	—	—	35	35
Income before income taxes	$338	$76	$149	$23	$—	$586

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2014
Revenues - external customers
Premiums:
Medicare Advantage	$19,443	$4,131	$—	$—	$—	$23,574
Medicare stand-alone PDP	2,606	6	—	—	—	2,612
Total Medicare	22,049	4,137	—	—	—	26,186
Fully-insured	2,363	3,985	—	—	—	6,348
Specialty	192	824	—	—	—	1,016
Military services	—	—	—	15	—	15
Medicaid and other	667	—	—	42	—	709
Total premiums	25,271	8,946	—	57	—	34,274
Services revenue:
Provider	—	17	899	—	—	916
ASO and other	37	246	—	349	—	632
Pharmacy	—	—	72	—	—	72
Total services revenue	37	263	971	349	—	1,620
Total revenues - external customers	25,308	9,209	971	406	—	35,894
Intersegment revenues
Services	—	57	11,002	—	(11,059)	—
Products	—	—	2,752	—	(2,752)	—
Total intersegment revenues	—	57	13,754	—	(13,811)	—
Investment income	56	32	—	45	145	278
Total revenues	25,364	9,298	14,725	451	(13,666)	36,172
Operating expenses:
Benefits	21,371	7,417	—	82	(453)	28,417
Operating costs	2,968	1,478	14,024	301	(13,253)	5,518
Depreciation and amortization	112	75	108	12	(61)	246
Total operating expenses	24,451	8,970	14,132	395	(13,767)	34,181
Income from operations	913	328	593	56	101	1,991
Interest expense	—	—	—	—	108	108
Income (loss) before income taxes	$913	$328	$593	$56	$(7)	$1,883

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2013
Revenues - external customers
Premiums:
Medicare Advantage	$16,860	$3,543	$—	$—	$—	$20,403
Medicare stand-alone PDP	2,286	6	—	—	—	2,292
Total Medicare	19,146	3,549	—	—	—	22,695
Fully-insured	856	3,819	—	—	—	4,675
Specialty	155	823	—	—	—	978
Military services	—	—	—	22	—	22
Medicaid and other	227	—	—	670	—	897
Total premiums	20,384	8,191	—	692	—	29,267
Services revenue:
Provider	—	15	928	—	—	943
ASO and other	7	250	—	342	—	599
Pharmacy	—	—	39	—	—	39
Total services revenue	7	265	967	342	—	1,581
Total revenues - external customers	20,391	8,456	967	1,034	—	30,848
Intersegment revenues
Services	—	37	8,706	—	(8,743)	—
Products	—	—	2,050	—	(2,050)	—
Total intersegment revenues	—	37	10,756	—	(10,793)	—
Investment income	55	31	—	45	147	278
Total revenues	20,446	8,524	11,723	1,079	(10,646)	31,126
Operating expenses:
Benefits	17,272	6,728	—	668	(307)	24,361
Operating costs	1,971	1,299	11,223	347	(10,393)	4,447
Depreciation and amortization	97	75	109	13	(51)	243
Total operating expenses	19,340	8,102	11,332	1,028	(10,751)	29,051
Income from operations	1,106	422	391	51	105	2,075
Interest expense	—	—	—	—	105	105
Income before income taxes	$1,106	$422	$391	$51	$—	$1,970

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
The results of each segment are measured by income before income taxes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
2014 Highlights
Consolidated

•
Our 2014 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At September 30, 2014, approximately 689,900 members, or 28.5%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model, as compared to 561,500 members, or 27.1%, at December 31, 2013 and 550,600 members, or 26.9%, at September 30, 2013.

•
Our results for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, were impacted by investments in health care exchanges and state-based contracts as well as higher specialty prescription drug costs associated with a new treatment for Hepatitis C, partially offset by membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings as well as improved utilization from increased membership in our clinical programs.

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

•
Our operating cash flow was $1.4 billion for the nine months ended September 30, 2014 compared to operating cash flow of $1.7 billion for the nine months ended September 30, 2013. Our operating cash flows for the nine months ended September 30, 2014 reflect the payment of the non-deductible health insurance industry fee, lower net income, enrollment activity, and the timing of working capital items including the timing of receipts and payments under certain provisions of the Health Care Reform Law that became effective in 2014. For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law are impacting the timing of our operating cash flows, as we build a receivable in 2014 that will be collected in 2015. For the full year 2014, we expect our operating cash flows to decline from 2013.

•
Our 2014 financing cash flows have been negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies for which we do not assume risk. Claims payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $761 million during the 2014 period and $191 million during the 2013 period. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher reinsurance subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS.

•
In September 2014, we paid the federal government $562 million for the annual health insurance industry fee. This fee is not deductible for tax purposes, which has significantly increased our effective income tax rate in 2014. The health insurance industry fee is further described below under the section titled “Health Care Reform.”

•
In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem the 6.45% senior unsecured notes as discussed below, and intend to use some or all of the remaining net proceeds to repurchase shares of our common stock and for general corporate purposes.

•
In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $560 million. We recognized a loss on extinguishment of debt of approximately $37 million, or $0.15 per diluted common share, in October 2014 for the redemption of these notes.

•	During the nine months ended September 30, 2014, we repurchased 1.87 million shares in open market transactions for $230 million and paid dividends to stockholders of $129 million.

•
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. We intend to repurchase $1 billion of shares (of the $2 billion authorized in September

2014) no later than June 30, 2015. During the period commencing on October 1, 2014 and ending on November 6, 2014, we repurchased 0.77 million shares in open market transactions for $100 million at an average price of $130.50 under the current authorization. As of November 7, 2014, the remaining authorized amount under the new authorization totaled $1.87 billion.

•
On November 7, 2014, we announced that we intend to enter into an agreement with a third party financial institution to effect a $500 million accelerated stock repurchase program. We will repurchase shares through the program as part of the $2 billion authorized in September 2014. The actual number of shares repurchased under the agreement will be determined based on a volume-weighted average price of our common stock during the purchase period.

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

•
Automatic across-the-board budget cuts under the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, known as “sequestration,” commenced in March 2013, including a 2% reduction in Medicare Advantage and Medicare Part D payments beginning April 1, 2013. While we believe we can reduce Medicare Advantage payments to providers under our network provider contracts in connection with sequestration, a number of hospitals and other providers have asserted that we are not entitled to do so, which have led, and may lead, to arbitration demands or other litigation regarding these matters.

•
For the nine months ended September 30, 2014, our Retail segment pretax income declined by $193 million, or 17.5%, primarily driven by the same factors impacting our consolidated results as described above.

•
Individual Medicare Advantage membership of 2,417,900 at September 30, 2014 increased 349,200, or 16.9%, from 2,068,700 at December 31, 2013 and increased 373,500 members, or 18.3%, from 2,044,400 at September 30, 2013 reflecting net membership additions, particularly for our Health Maintenance Organization, or HMO, offerings for the 2014 plan year as well as dual eligible members from state-based contracts in Virginia and Illinois.

•
Medicare stand-alone PDP membership of 3,936,400 at September 30, 2014 increased 664,700 members, or 20.3%, from 3,271,700 at December 31, 2013 and increased 681,300 members, or 20.9%, from 3,255,100 at September 30, 2013 reflecting net membership additions, primarily for our Humana-Walmart plan offering for the 2014 plan year.

•
Our state-based Medicaid membership as of September 30, 2014 increased 201,200 members compared to September 30, 2013, primarily due to the addition of members under our Florida Medicaid and Florida Long-Term Support Services contracts.

•
Individual commercial medical membership of 1,215,000 at September 30, 2014 increased 614,900 members, or 102.5%, from 600,100 at December 31, 2013 and increased 629,700 members, or 107.6%, from 585,300 at September 30, 2013 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law. At September 30, 2014, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 727,800 members. In addition, federal and state regulatory changes in December 2013 allowed certain individuals to remain in their existing underwritten health plans that are not compliant with the Health Care Reform Law, which has led to much higher than previously expected retention of our existing underwritten health plans. We believe that this is occurring at other health insurance issuers as well and will result in an overall deterioration of the risk pool in plans compliant with the Health Care Reform Law, as more previously underwritten members remain with their current health plans rather than enter the exchanges. However, we expect that the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law will mitigate this deterioration to some extent.
Employer Group Segment

•
For the nine months ended September 30, 2014, our Employer Group segment pretax income decreased $94 million, or 22.3%, primarily due to a higher benefit ratio year-over-year as a result of higher utilization, mainly due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, as well as the continuing impact of transitional policy changes. The Employer Group segment benefit ratio increased 220 basis points to 86.5% for the three months ended September 30, 2014 and increased 80 basis points to 82.9% for the nine months ended September 30, 2014.

•
Fully-insured group Medicare Advantage membership of 484,900 at September 30, 2014 increased 55,800 members, or 13.0%, from 429,100 at December 31, 2013 and increased 59,500 members, or 14.0%, from 425,400 at September 30, 2013 primarily due to the January 2014 addition of a new large group account.

•
Membership in HumanaVitality®, our wellness and loyalty rewards program, rose 35.6% to 3,838,800 at September 30, 2014 from 2,831,000 at December 31, 2013 and rose 39.4% from 2,753,900 at September 30, 2013 primarily due to the addition of group Medicare members as well as individual Medicare Advantage and fully-insured individual commercial medical membership growth.

Healthcare Services Segment

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $53 million, or 35.6%, and $202 million, or 51.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013. These increases primarily were due to an operating cost ratio that remained unchanged year-over-year for the three months ended September 30, 2014 and declined for the nine months ended September 30, 2014 on a revenue base that reflects growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. At September 30, 2014, we had approximately 379,900 members with complex chronic conditions in the Humana Chronic Care Program, a 35.6% increase compared with approximately 280,200 members at December 31, 2013, and an increase of 53.2% compared with approximately 248,000 members at September 30, 2013. These increases reflect enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Other Businesses

•
Year-over-year comparisons within Other Businesses are impacted by the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 and a reduction in benefits expense for the nine months ended September 30, 2013 related to a favorable settlement of contract claims with the United States Department of Defense, or DoD, associated with previously disclosed litigation.

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

Certain provisions in the Health Care Reform Law tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings). Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) were eligible for a quality bonus in their basic premium rates. By law, quality bonuses were limited to the few plans that achieved four or more stars as an overall rating, but CMS, through its demonstration authority, expanded the quality bonus to three Star plans for a three-year period through 2014. Beginning in 2015, quality bonus amounts will be determined by the provisions in the Health Care Reform Law. In part, this means that plans must have a Star Rating of four or higher to qualify for bonus money. Star Ratings issued by CMS in October 2014 indicated that plans covering 92% of our Medicare Advantage membership for the 2015 plan year achieved a Star Rating of 4.0 or higher. Beginning in 2015, plans must have a Star Rating of four or higher to qualify for quality bonuses in the basic premium rates. We have 23 Medicare Advantage plans that achieved a rating of four or more stars, an increase from 18 the previous year. We are offering one Medicare Advantage plan that achieved a 5.0 Star Rating, our CarePlus Health Plans, Inc. HMO plan in Florida, as well as five Medicare Advantage plans that achieved a 4.5 Star Rating. Plans that earn an overall Star Rating of five become eligible to enroll members year round. Notwithstanding successful historical efforts to improve our Star Ratings and other quality measures, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. Additionally, as a result of the expiration of a CMS quality bonus demonstration, for plans that maintain a four Star or higher rating in 2015, other provisions of the Health Care Reform Law may, in certain areas of the country, reduce the amount of the quality bonus that is added to the basic premium rate. Accordingly, our plans may not be eligible for full level quality bonuses, which, in isolation, could adversely affect the benefits such plans can offer, reduce membership, and/or reduce profit margins.
In addition, on March 31, 2014, with certain exceptions, we completed the initial open enrollment period for plans offered through federally-facilitated, federal-state partnerships or state-based exchanges for individuals in certain metropolitan areas in the 14 states where we have public exchange offerings.

•
Newly Effective in 2014: Beginning in 2014, the Health Care Reform Law requires: all individual and group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments; the elimination of annual limits on coverage on certain benefits; the establishment of federally-facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers; the introduction of plan designs based on set actuarial values; the establishment of a minimum benefit ratio of 85% for Medicare Advantage plans; and insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which will significantly increase our effective income tax rate in 2014 to approximately 46% to 47%. In addition, statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment of the health insurance industry fee beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we are required to restrict surplus for the 2015 assessment ratably in 2014. In 2014, we paid the federal government $562 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a 41% increase in our fee in 2015.
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
As discussed above, implementing regulations and related interpretive guidance continue to be issued on certain provisions of the Health Care Reform Law. Given the breadth of possible changes and the uncertainties of interpretation, implementation, and timing of these changes, the Health Care Reform Law has and will change the way we do business, impacting our pricing, benefit design, product mix, geographic mix, and distribution channels. The response of other companies to the Health Care Reform Law and adjustments to their and our offerings could cause meaningful disruption in local health care markets. It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law in 2015 related to claims paid in 2014, which payments may be subject to the requisite appropriation of funds by Congress). If we are unable to adjust our business model to address the non-deductible health insurance industry fee and other assessments, including the three-year commercial reinsurance fee, such as through the reduction of our operating costs or adjustments to premium pricing or benefit design, there can be no assurance that the non-deductible health insurance industry fee and other assessments would not have a material adverse effect on our results of operations, financial position, and cash flows.
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

Comparison of Results of Operations for 2014 and 2013
The following discussion primarily deals with our results of operations for the three months ended September 30, 2014, or the 2014 quarter, the three months ended September 30, 2013, or the 2013 quarter, the nine months ended September 30, 2014, or the 2014 period, and the nine months ended September 30, 2013, or the 2013 period.
Consolidated

	For the three months ended September 30,		Change
	2014	2013	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$8,597	$6,714	$1,883	28.0%
Employer Group	2,992	2,746	246	9.0%
Other Businesses	18	238	(220)	(92.4)%
Total premiums	11,607	9,698	1,909	19.7%
Services:
Retail	10	3	7	233.3%
Employer Group	90	90	—	—%
Healthcare Services	328	327	1	0.3%
Other Businesses	108	108	—	—%
Total services	536	528	8	1.5%
Investment income	95	93	2	2.2%
Total revenues	12,238	10,319	1,919	18.6%
Operating expenses:
Benefits	9,666	8,075	1,591	19.7%
Operating costs	1,898	1,540	358	23.2%
Depreciation and amortization	85	83	2	2.4%
Total operating expenses	11,649	9,698	1,951	20.1%
Income from operations	589	621	(32)	(5.2)%
Interest expense	38	35	3	8.6%
Income before income taxes	551	586	(35)	(6.0)%
Provision for income taxes	261	218	43	19.7%
Net income	$290	$368	$(78)	(21.2)%
Diluted earnings per common share	$1.85	$2.31	$(0.46)	(19.9)%
Benefit ratio(a)	83.3%	83.3%		—%
Operating cost ratio(b)	15.6%	15.1%		0.5%
Effective tax rate	47.5%	37.2%		10.3%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs as a percentage of total revenues less investment income.

	For the nine months ended September 30,		Change
	2014	2013	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$25,271	$20,384	$4,887	24.0%
Employer Group	8,946	8,191	755	9.2%
Other Businesses	57	692	(635)	(91.8)%
Total premiums	34,274	29,267	5,007	17.1%
Services:
Retail	37	7	30	428.6%
Employer Group	263	265	(2)	(0.8)%
Healthcare Services	971	967	4	0.4%
Other Businesses	349	342	7	2.0%
Total services	1,620	1,581	39	2.5%
Investment income	278	278	—	—%
Total revenues	36,172	31,126	5,046	16.2%
Operating expenses:
Benefits	28,417	24,361	4,056	16.6%
Operating costs	5,518	4,447	1,071	24.1%
Depreciation and amortization	246	243	3	1.2%
Total operating expenses	34,181	29,051	5,130	17.7%
Income from operations	1,991	2,075	(84)	(4.0)%
Interest expense	108	105	3	2.9%
Income before income taxes	1,883	1,970	(87)	(4.4)%
Provision for income taxes	881	709	172	24.3%
Net income	$1,002	$1,261	$(259)	(20.5)%
Diluted earnings per common share	$6.39	$7.90	$(1.51)	(19.1)%
Benefit ratio(a)	82.9%	83.2%		(0.3)%
Operating cost ratio(b)	15.4%	14.4%		1.0%
Effective tax rate	46.8%	36.0%		10.8%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs as a percentage of total revenues less investment income.

Summary
Net income was $290 million, or $1.85 per diluted common share, in the 2014 quarter compared to $368 million, or $2.31 per diluted common share, in the 2013 quarter. Net income was $1.0 billion, or $6.39 per diluted common share, in the 2014 period compared to $1.3 billion, or $7.90 per diluted common share, in the 2013 period. These decreases were primarily due to investments in health care exchanges and state-based contracts as well as higher specialty prescription drug costs associated with a new treatment for Hepatitis C. These items were partially offset by membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings as well as improved utilization from increased membership in our clinical programs. Year-over-year comparisons were also negatively impacted by sequestration which became effective April 1, 2013. In addition, our diluted earnings per common share for the 2013 period included the benefit of a reduction in benefits expense related to a favorable settlement of contract claims with the DoD. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2014 quarter and period reflecting the impact of share repurchases.
Premiums
Consolidated premiums increased $1.9 billion, or 19.7%, from the 2013 quarter to $11.6 billion for the 2014 quarter and increased $5.0 billion, or 17.1%, from the 2013 period to $34.3 billion for the 2014 period. These increases are primarily due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership. In addition, year-over-year comparisons to the 2013 period were negatively impacted by sequestration which became effective April 1, 2013. Premiums revenue for our Other Businesses declined primarily due to the loss of our Puerto Rico Medicaid contracts effective September 30, 2013. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services revenue
Consolidated services revenue increased $8 million, or 1.5%, from the 2013 quarter to $536 million for the 2014 quarter and increased $39 million, or 2.5%, from the 2013 period to $1.6 billion for the 2014 period. These increases are primarily due to an increase in services revenue in our Retail segment due to the acquisition of American Eldercare in September 2013.
Investment income
Investment income totaled $95 million for the 2014 quarter compared to $93 million for the 2013 quarter as higher average invested balances were partially offset by lower interest rates. Investment income was $278 million for both the 2014 period and the 2013 period.
Benefits expense
Consolidated benefits expense was $9.7 billion for the 2014 quarter, an increase of $1.6 billion, or 19.7%, from the 2013 quarter. For the 2014 period, benefits expense was $28.4 billion, an increase of $4.1 billion, or 16.6%, from the 2013 period. These increases are primarily due to increases in both Retail and Employer Group segments mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership. We experienced favorable medical claims reserve development related to prior fiscal years of $94 million in the 2014 quarter as compared to $66 million in the 2013 quarter, and $440 million in the 2014 period as compared to $432 million in the 2013 period.
The consolidated benefit ratio remained flat at 83.3% for both the 2014 and 2013 quarters. The consolidated benefit ratio for the 2014 period was 82.9%, a 30 basis point decrease from the 2013 period. The decrease in the 2014 period is primarily due to a decline in the Retail segment ratio as well as the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 which more than offset a higher ratio year-over-year in the Employer Group segment.

Operating costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $358 million, or 23.2%, during the 2014 quarter compared to the 2013 quarter and increased $1.1 billion, or 24.1%, during the 2014 period compared to the 2013 period. These increases are primarily due to costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee, and investments in health care exchanges and state-based contracts, partially offset by operating cost efficiencies.
The consolidated operating cost ratio for the 2014 quarter was 15.6%, increasing 50 basis points from the 2013 quarter. The consolidated operating cost ratio for the 2014 period was 15.4%, increasing 100 basis points from the 2014 period. These increases are primarily due to increases in the operating cost ratios in our Retail and Employer Group segments due to the same factors impacting consolidated operating costs as described above.
Depreciation and amortization
Depreciation and amortization for the 2014 quarter totaled $85 million, comparable to $83 million for the 2013 quarter. For the 2014 period, depreciation and amortization of $246 million compared to $243 million for the 2013 period.
Interest expense
Interest expense for the 2014 quarter totaled $38 million, compared to $35 million for the 2013 quarter. For the 2014 period, interest expense totaled $108 million compared to $105 million for the 2013 period.
Income Taxes
Our effective tax rate during the 2014 quarter was 47.5% compared to the effective tax rate of 37.2% in the 2013 quarter. For the 2014 period our effective tax rate was 46.8% compared to the effective tax rate of 36.0% for the 2013 period. The non-deductible nature of the health insurance industry fee levied on the insurance industry beginning in 2014 as mandated by the Health Care Reform Law increased our effective tax rate by approximately 10 percentage points for the 2014 period. In addition, the effective tax for the 2013 quarter and 2013 period includes the beneficial effect of a change in our estimated tax liability associated with limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

Retail Segment

	September 30,		Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,417,900	2,044,400	373,500	18.3%
Medicare stand-alone PDP	3,936,400	3,255,100	681,300	20.9%
Total Retail Medicare	6,354,300	5,299,500	1,054,800	19.9%
Individual commercial (a)	1,215,000	585,300	629,700	107.6%
State-based Medicaid	281,200	80,000	201,200	251.5%
Total Retail medical members	7,850,500	5,964,800	1,885,700	31.6%
Individual specialty membership (b)	1,219,500	1,039,900	179,600	17.3%

(a)	Individual commercial medical membership includes Medicare Supplement members.

(b)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$6,508	$5,552	$956	17.2%
Medicare stand-alone PDP	804	740	64	8.6%
Total Retail Medicare	7,312	6,292	1,020	16.2%
Individual commercial	926	292	634	217.1%
State-based Medicaid	292	76	216	284.2%
Individual specialty	67	54	13	24.1%
Total premiums	8,597	6,714	1,883	28.0%
Services	10	3	7	233.3%
Total premiums and services revenue	$8,607	$6,717	$1,890	28.1%
Income before income taxes	$322	$338	$(16)	(4.7)%
Benefit ratio	83.8%	84.1%		(0.3)%
Operating cost ratio	12.4%	10.7%		1.7%

	For the nine months ended September 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$19,443	$16,860	$2,583	15.3%
Medicare stand-alone PDP	2,606	2,286	320	14.0%
Total Retail Medicare	22,049	19,146	2,903	15.2%
Individual commercial	2,363	856	1,507	176.1%
State-based Medicaid	667	227	440	193.8%
Individual specialty	192	155	37	23.9%
Total premiums	25,271	20,384	4,887	24.0%
Services	37	7	30	428.6%
Total premiums and services revenue	$25,308	$20,391	$4,917	24.1%
Income before income taxes	$913	$1,106	$(193)	(17.5)%
Benefit ratio	84.6%	84.7%		(0.1)%
Operating cost ratio	11.7%	9.7%		2.0%
Pretax Results

•
Retail segment pretax income was $322 million in the 2014 quarter, a decrease of $16 million, or 4.7%, compared to $338 million in the 2013 quarter. Retail segment pretax income was $913 million in the 2014 period, a decrease of $193 million, or 17.5%, compared to $1.1 billion in the 2013 period. These decreases are primarily driven by investment spending for health care exchanges and state-based contracts and higher specialty prescription drug costs associated with a new treatment for Hepatitis C, partially offset by Medicare Advantage and individual commercial medical membership growth as well as improved utilization from increased membership in our clinical programs.

Enrollment

•
Individual Medicare Advantage membership increased 373,500 members, or 18.3%, from September 30, 2013 to September 30, 2014 reflecting net membership additions, particularly for our HMO offerings, for the 2014 plan year as well as dual eligible members from state-based contracts in Virginia and Illinois. Individual Medicare Advantage membership at September 30, 2014 includes 15,100 dual eligible members from state-based contracts.

•
Medicare stand-alone PDP membership increased 681,300 members, or 20.9%, from September 30, 2013 to September 30, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2014 plan year.

•
Individual commercial medical membership increased 629,700 members, or 107.6%, from September 30, 2013 to September 30, 2014 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law.

•
State-based Medicaid membership increased 201,200 members, or 251.5%, from September 30, 2013 to September 30, 2014, primarily driven by the addition of members under our Florida Medicaid and Florida Long-Term Support Services contracts.

•	Individual specialty membership increased 179,600 members, or 17.3%, from September 30, 2013 to September 30, 2014 primarily driven by increased membership in dental and vision offerings.

Premiums

•
Retail segment premiums increased $1.9 billion, or 28.0%, from the 2013 quarter to the 2014 quarter and increased $4.9 billion, or 24.0% from the 2013 period to the 2014 period. These increases primarily were due to an 18.0% and 16.6% increase for the quarter and period, respectively, in average individual Medicare Advantage membership as well as individual commercial medical membership growth, primarily on the health care exchanges. Individual Medicare Advantage per member premiums decreased approximately 0.7% in the 2014 quarter as compared to the 2013 quarter and decreased approximately 1.1% in the 2014 period compared to the 2013 period primarily due to Medicare rate reductions. In addition, the decrease in the 2014 period reflects the impact of sequestration which became effective April 1, 2013.

Benefits expense

•
The Retail segment benefit ratio decreased 30 basis points from 84.1% in the 2013 quarter to 83.8% in the 2014 quarter and decreased 10 basis points from the 2013 period to 84.6% in the 2014 period. The decreases primarily were due to improved utilization from increased membership in our clinical programs and the inclusion of the health insurance industry fee in the pricing of our products, partially offset by higher specialty prescription drug costs associated with a new treatment for Hepatitis C, higher planned clinical investment spending, and higher benefit ratios associated with members from state-based contracts.

•
The Retail segment’s pretax income for the 2014 quarter included the beneficial effect of $66 million in favorable prior-period medical claims reserve development versus $54 million in the 2013 quarter. For the 2014 period, the Retail segment's benefit expense included the beneficial effect of $330 million in favorable prior-period medical claims reserve development versus $304 million in the 2013 period. This favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 80 basis points in both the 2014 and 2013 quarters, and by approximately 130 basis points in the 2014 period versus approximately 150 basis points in the 2013 period.

Operating costs

•
The Retail segment operating cost ratio of 12.4% for the 2014 quarter increased 170 basis points from 10.7% for the 2013 quarter. The Retail segment operating cost ratio of 11.7% for the 2014 period increased 200 basis points from 9.7% for the 2013 period. These increases are primarily due to the non-deductible health insurance industry fee mandated by the Health Care Reform Law and investment spending for health care exchanges and state-based contracts, partially offset by scale efficiencies from Medicare and individual commercial medical membership growth.

Employer Group Segment

	September 30,		Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Group Medicare Advantage	484,900	425,400	59,500	14.0%
Group Medicare stand-alone PDP	4,400	4,200	200	4.8%
Total group Medicare	489,300	429,600	59,700	13.9%
Fully-insured commercial group	1,212,300	1,198,600	13,700	1.1%
ASO	1,111,900	1,161,000	(49,100)	(4.2)%
Total group medical members	2,813,500	2,789,200	24,300	0.9%
Group specialty membership (a)	6,525,300	7,207,300	(682,000)	(9.5)%

(a)
Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2014	2013	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Group Medicare Advantage	$1,381	$1,193	$188	15.8%
Group Medicare stand-alone PDP	2	2	—	—%
Total group Medicare	1,383	1,195	188	15.7%
Fully-insured commercial group	1,335	1,278	57	4.5%
Group specialty	274	273	1	0.4%
Total premiums	2,992	2,746	246	9.0%
Services	90	90	—	—%
Total premiums and services revenue	$3,082	$2,836	$246	8.7%
Income before income taxes	$13	$76	$(63)	(82.9)%
Benefit ratio	86.5%	84.3%		2.2%
Operating cost ratio	15.7%	15.5%		0.2%

	For the nine months ended September 30,		Change
	2014	2013	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Group Medicare Advantage	$4,131	$3,543	$588	16.6%
Group Medicare stand-alone PDP	6	6	—	—%
Total group Medicare	4,137	3,549	588	16.6%
Fully-insured commercial group	3,985	3,819	166	4.3%
Group specialty	824	823	1	0.1%
Total premiums	8,946	8,191	755	9.2%
Services	263	265	(2)	(0.8)%
Total premiums and services revenue	$9,209	$8,456	$753	8.9%
Income before income taxes	$328	$422	$(94)	(22.3)%
Benefit ratio	82.9%	82.1%		0.8%
Operating cost ratio	16.0%	15.3%		0.7%

Pretax Results

•
Employer Group segment pretax income decreased $63 million, or 82.9%, to $13 million in the 2014 quarter, and decreased $94 million, or 22.3%, to $328 million for the 2014 period primarily reflecting higher utilization, mainly due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, as well as the continuing impact of transitional policy changes.

Enrollment

•	Fully-insured group Medicare Advantage membership increased 59,500 members, or 14.0%, from September 30, 2013 to September 30, 2014 primarily due to the addition of a new large group account.

•
Fully-insured commercial group medical membership remained relatively unchanged, increasing 13,700 members, or 1.1%, from September 30, 2013 to September 30, 2014 as an increase in small group business membership was generally offset by lower membership in large group accounts.

•
Group ASO commercial medical membership decreased 49,100 members, or 4.2%, from September 30, 2013 to September 30, 2014 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts. We expect our group ASO commercial medical membership to decline approximately 400,000 to 425,000 members January 1, 2015 primarily due to the loss of a few large group accounts.

•
Group specialty membership decreased 682,000 members, or 9.5%, from September 30, 2013 to September 30, 2014 primarily due to declines in dental and vision membership related to our planned discontinuance of certain unprofitable product distribution partnerships.

Premiums

•
Employer Group segment premiums increased $246 million, or 9.0%, to $3.0 billion for the 2014 quarter, and increased $755 million, or 9.2%, to $8.9 billion for the 2014 period primarily due to higher average group Medicare Advantage membership.

Benefits expense

•
The Employer Group segment benefit ratio increased 220 basis points from 84.3% in the 2013 quarter to 86.5% in the 2014 quarter, and increased 80 basis points from 82.1% in the 2013 period to 82.9% in the 2014 period. The increases primarily reflect higher utilization, mainly due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, as well as the continuing impact of transitional policy changes, partially offset by the inclusion of the health insurance industry fee and other fees mandated by the Health Care Reform Law in our pricing.

The Employer Group segment’s pretax income for the 2014 quarter included the beneficial effect of $27 million in favorable prior-period medical claims reserve development versus $11 million in the 2013 quarter. For the 2014 period, the Employer Group segment's pretax income included the beneficial effect of $110 million in favorable prior-period medical claims reserve development versus $124 million in the 2013 period. This favorable prior-period medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 90 basis points in the 2014 quarter versus approximately 40 basis points in the 2013 quarter, and by approximately 120 basis points in the 2014 period versus 150 basis points in the 2013 period.
Operating costs

•
The Employer Group segment operating cost ratio of 15.7% for the 2014 quarter increased 20 basis points from 15.5% for the 2013 quarter. For the 2014 period, the Employer Group segment operating cost ratio of 16.0% increased 70 basis points from 15.3% for the 2013 period. The increases primarily reflect the impact of the non-deductible health insurance industry fee and other fees mandated by the Health Care Reform Law as well as a higher percentage of small group commercial business which carries a higher operating cost ratio than large group business. These increases were partially offset by an increase in group Medicare Advantage membership which generally carries a lower operating cost ratio than our commercial group medical membership as well as operating cost efficiencies.

Healthcare Services Segment

	For the three months ended September 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$273	$286	$(13)	(4.5)%
Home based services	29	23	6	26.1%
Pharmacy solutions	26	17	9	52.9%
Integrated behavioral health services	—	1	(1)	(100.0)%
Total services revenues	328	327	1	0.3%
Intersegment revenues:
Pharmacy solutions	4,347	3,330	1,017	30.5%
Provider services	283	265	18	6.8%
Home based services	155	88	67	76.1%
Integrated behavioral health services	34	32	2	6.3%
Total intersegment revenues	4,819	3,715	1,104	29.7%
Total services and intersegment revenues	$5,147	$4,042	$1,105	27.3%
Income before income taxes	$202	$149	$53	35.6%
Operating cost ratio	95.4%	95.4%		—%

	For the nine months ended September 30,		Change
	2014	2013	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$822	$857	$(35)	(4.1)%
Home based services	77	69	8	11.6%
Pharmacy solutions	72	39	33	84.6%
Integrated behavioral health services	—	2	(2)	(100.0)%
Total services revenues	971	967	4	0.4%
Intersegment revenues:
Pharmacy solutions	12,408	9,627	2,781	28.9%
Provider services	835	815	20	2.5%
Home based services	411	220	191	86.8%
Integrated behavioral health services	100	94	6	6.4%
Total intersegment revenues	13,754	10,756	2,998	27.9%
Total services and intersegment revenues	$14,725	$11,723	$3,002	25.6%
Income before income taxes	$593	$391	$202	51.7%
Operating cost ratio	95.2%	95.7%		(0.5)%

Pretax results

•
Healthcare Services segment pretax income of $202 million for the 2014 quarter increased $53 million, or 35.6%, from $149 million for the 2013 quarter. For the 2014 period, the Healthcare Services segment pretax income of $593 million increased $202 million, or 51.7%, from $391 million for the 2013 period. These increases are primarily due to an operating cost ratio that remained unchanged year-over-year in the 2014 quarter and declined in the 2014 period on a revenue base that reflects growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

Script Volume

•
Humana Pharmacy Solutions® script volumes for Retail and Employer Group segment membership increased to approximately 84 million in the 2014 quarter, up 20% versus scripts of approximately 70 million in the 2013 quarter. For the 2014 period, script volumes for Retail and Employer Group segment membership increased to approximately 244 million, up 20% versus scripts of approximately 204 million in the 2013 period. These increases primarily reflect growth associated with higher average medical membership for the 2014 quarter and period than in the 2013 quarter and period.

Services revenue

•	Services revenue for the 2014 quarter and period were relatively unchanged from the 2013 quarter and period, increasing $1 million, or 0.3%, and $4 million, or 0.4%, respectively.
Intersegment revenues

•
Intersegment revenues increased $1.1 billion, or 29.7%, from the 2013 quarter to $4.8 billion for the 2014 quarter and increased $3.0 billion, or 27.9%, from the 2013 period to $13.8 billion for the 2014 period primarily due to growth in our Medicare membership which resulted in higher utilization of our pharmacy solutions and home based services businesses.

Operating costs

•
The Healthcare Services segment operating cost ratio of 95.4% for the 2014 quarter was unchanged from the 2013 quarter and decreased 50 basis points to 95.2% for the 2014 period from 95.7% for the 2013 period. The decrease primarily reflects an improvement in the ratio for our pharmacy solutions business partially offset by the build out of home based services and other businesses across the segment.

Other Businesses
Pretax income for our Other Businesses of $14 million for the 2014 quarter decreased $9 million compared to pretax income of $23 million for the 2013 quarter. For the 2014 period, pretax income of $56 million increased $5 million compared to pretax income of $51 million in the 2013 period. These year-over-year comparisons primarily reflect the loss of our Medicaid contracts in Puerto Rico and associated costs in 2013, as discussed previously. In addition, the 2013 period included a reduction in benefits expense related to a favorable settlement of contract claims with the DoD associated with previously disclosed litigation.

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
For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law are impacting the timing of our operating cash flows, as we build a receivable in 2014 that will be collected in 2015. For the full year 2014, we expect our operating cash flows to decline from 2013. The net receivable balance associated with the 3Rs was approximately $456 million at September 30, 2014. In addition, our 2014 financing cash flows have been negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher reinsurance subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS. Any amounts receivable or payable associated with these risk limiting programs and CMS subsidies may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in this report and in our 2013 Form 10-K.
Cash and cash equivalents increased to $2.7 billion at September 30, 2014 from $1.1 billion at December 31, 2013. The change in cash and cash equivalents for the nine months ended September 30, 2014 and 2013 is summarized as follows:

	2014	2013
	(in millions)
Net cash provided by operating activities	$1,425	$1,732
Net cash used in investing activities	(368)	(1,143)
Net cash provided by (used in) financing activities	510	(640)
Increase (decrease) in cash and cash equivalents	$1,567	$(51)
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

The detail of benefits payable was as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	2014 Period Change	2013 Period Change
	(in millions)
IBNR (1)	$3,412	$2,586	$826	$218
Reported claims in process (2)	476	381	95	74
Other benefits payable (3)	788	926	(138)	(1)
Total benefits payable	$4,676	$3,893	783	291
Payables from acquisition			—	(4)
Change in benefits payable per cash flow statement resulting in cash from operations			$783	$287

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
The increase in benefits payable from December 31, 2013 to September 30, 2014 largely was due to an increase in IBNR, primarily as a result of Medicare Advantage and individual commercial medical membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff. These items were partially offset by a decrease in amounts owed to providers under capitated and risk sharing arrangements primarily related to the disbursement of a portion of our Medicare risk adjustment collections under our contractual obligations associated with our risk sharing arrangements. The increase in benefits payable from December 31, 2012 to September 30, 2013 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff.

The detail of total net receivables was as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	2014 Period Change	2013 Period Change
	(in millions)
Medicare	$569	$576	$(7)	$12
Commercial and other	499	405	94	57
Military services	71	87	(16)	37
Allowance for doubtful accounts	(135)	(118)	(17)	(15)
Total net receivables	$1,004	$950	54	91
Reconciliation to cash flow statement:
Disposition of receivables from sale of business			14	(2)
Change in receivables per cash flow statement resulting in cash from operations			$68	$89
The small changes in Medicare receivables reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the final and mid-year settlements with CMS in July and August, respectively.
The increase in commercial and other receivables primarily relates to the commercial risk adjustment provisions of the Health Care Reform Law.
Military services receivables at September 30, 2014 and December 31, 2013 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our TRICARE South Region contract and final settlement balances due under our previous TRICARE South Region contract. The decline in military services receivables in the 2014 period primarily relates to the settlement of certain balances due under our previous TRICARE South Region contract. Payments of the federal government’s claims and related reimbursements under our current TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions are impacting our operating cash flows as we build a receivable in 2014 that will be collected in 2015. The net receivable balance associated with the 3Rs was approximately $456 million at September 30, 2014, including certain amounts recorded in receivables as noted above. In September 2014, we paid the federal government $562 million for the annual health insurance industry fee.
In addition to the timing of receipts for premiums and services revenues, payments of benefits expense, and amounts due under the risk limiting and health insurance industry fee provisions of the Health Care Reform Law, other working capital items impacting operating cash flows primarily resulted from the timing of the collection of pharmacy rebates and the timing of payments for the Medicare Part D risk corridor provisions of our contracts with CMS.
Cash Flow from Investing Activities
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $76 million in the 2014 period and $705 million in the 2013 period.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $361 million in the 2014 period and $310 million in the 2013 period reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment. Excluding acquisitions, we expect total capital expenditures in 2014 in a range of approximately $500 million to $525 million.
Cash Flow from Financing Activities
Claims payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $761 million during the 2014 period and $191 million during the 2013 period. As discussed previously, our 2014 financing cash flows have been negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS. Our net receivable for CMS subsidies and brand name prescription drug discounts was $1.5 billion at September 30, 2014 compared to $749 million at September 30, 2013 and $713 million at December 31, 2013. Refer to Note 6 to the condensed consolidated financial statements.
Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $11 million during the 2014 period compared to $10 million during the 2013 period.
Receipts from HHS associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $29 million higher than claims payments during the 2014 period.
We repurchased 1.87 million shares for $230 million in the 2014 period and 3.78 million shares for $301 million in the 2013 period under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $40 million in the 2014 period and $24 million in the 2013 period.
During the 2014 period we paid dividends to stockholders of $129 million as compared to $125 million in the 2013 period, as discussed further below.
Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments in 2013 and 2014 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43

In October 2014, the Board declared a cash dividend of $0.28 per share payable on January 30, 2015 to stockholders of record on December 31, 2014. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
Stock Repurchases
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the nine months ended September 30, 2014, we repurchased 1.60 million shares in open market transactions for $195 million at an average price of $121.68 under a previous share repurchase authorization and we repurchased 0.27 million shares in open market transactions for $35 million at an average price of $128.34 under the current authorization. During the nine months ended September 30, 2013, we repurchased 3.78 million shares in open market transactions for $301 million at an average price of $79.79 under previous share repurchase authorizations. We intend to repurchase $1 billion of shares (of the $2 billion authorized in September 2014) no later than June 30, 2015. During the period commencing on October 1, 2014 and ending on November 6, 2014, we repurchased 0.77 million shares in open market transactions for $100 million at an average price of $130.50 under the current authorization. As of November 7, 2014, the remaining authorized amount under the new authorization totaled $1.87 billion.
In connection with employee stock plans, we acquired 0.4 million common shares for $40 million and 0.3 million common shares for $24 million during the nine months ended September 30, 2014 and 2013, respectively.
On November 7, 2014, we announced that we intend to enter into an agreement with a third party financial institution to effect a $500 million accelerated stock repurchase program. We will repurchase shares through the program as part of the $2 billion authorized in September 2014. The actual number of shares repurchased under the agreement will be determined based on a volume-weighted average price of our common stock during the purchase period.
Senior Notes
In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem the 6.45% senior unsecured notes as discussed below, and intend to use some or all of the remaining net proceeds to repurchase shares of our common stock and for general corporate purposes. We previously issued $500 million of 6.45% senior notes due June 1, 2016, $500 million of 7.20% senior notes due June 15, 2018, $300 million of 6.30% senior notes due August 1, 2018, $600 million of 3.15% senior notes due December 1, 2022, $250 million of 8.15% senior notes due June 15, 2038, and $400 million of 4.625% senior notes due December 1, 2042.
Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our senior notes (other than the 6.30% senior notes) contain a change of control provision that may require us to purchase the notes under certain circumstances.
In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $560 million. We recognized a loss on extinguishment of debt of approximately $37 million in October 2014 for the redemption of these notes.

Credit Agreement
Our 5-year $1.0 billion unsecured revolving credit agreement expires July 2018. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.6 billion at September 30, 2014 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.1 billion and an actual leverage ratio of 1.8:1, as measured in accordance with the credit agreement as of September 30, 2014. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At September 30, 2014, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $5 million secured under that credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of September 30, 2014, we had $995 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amounts outstanding under the program at any time not to exceed $1.0 billion. The net proceeds of issuances are expected to be used for general corporate purposes, including to repurchase shares of our common stock. As of November 6, 2014, we had $150 million outstanding in our commercial paper program.
Liquidity Requirements
We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement and our commercial paper program or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, acquisitions, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to refinance or repay debt, and repurchase shares.
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2014 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $2.5 billion at September 30, 2014 compared to $508 million at December 31, 2013, primarily due to net proceeds of $1.73 billion from the September 2014 issuance of senior notes, reduced for the underwriters' discount and commissions and offering expenses. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Care Reform,” statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment beginning in 2014. Therefore, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we are required to restrict surplus for the 2015 assessment ratably in 2014. In September 2014, we paid the federal government $562 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a 41% increase in our fee in 2015.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2014, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.3 billion, which exceeded aggregate minimum regulatory requirements of $3.7 billion. The amount of dividends that were paid to our parent company in the 2014 period was approximately $927 million in the aggregate compared to dividends that were paid for the full year 2013 of approximately $967 million. The year-over-year decline is a result of higher surplus requirements associated with premium growth due to increases in membership.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at September 30, 2014. Our net unrealized position increased $202 million from a net unrealized gain position of $250 million at December 31, 2013 to a net unrealized gain position of $452 million at September 30, 2014. At September 30, 2014, we had gross unrealized losses of $51 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the three months ended September 30, 2014. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.7 years as of September 30, 2014 and 4.3 years as of December 31, 2013. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $470 million.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2014.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 12 to the condensed consolidated financial statements beginning on page 23 of this Form 10-Q.
Item 1A.     Risk Factors
There have been no changes to the risk factors included in our 2013 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about purchases by us during the three months ended September 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2014	—	$—	—	$899,310,474
August 2014	698,614	119.00	698,614	816,194,778
September 2014	268,552	128.34	268,552	1,965,542,892
Total	967,166	$121.59	967,166

(1)
As announced on September 16, 2014, effective September 1, 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions, subject to certain regulatory restrictions on volume, pricing, and timing. During the period commencing on October 1, 2014 and ending on November 6, 2014, we repurchased 0.77 million shares in open market transactions for $100 million at an average price of $130.50 under the current authorization. As of November 7, 2014, the remaining authorized amount under the current authorization totaled $1.87 billion.

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

101
The following materials from Humana Inc.'s Quarterly Report of Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 7, 2014	By:	/s/ STEVEN E. MCCULLEY
Steven E. McCulley
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)