Form 10-K
period 2014-12-31
HUMANA INC
filed 2015-02-18
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer   ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2014 was $19,712,008,342 calculated using the average price on June 30, 2014 of $128.11.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2015 was 149,607,897.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 16, 2015.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

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
PART I
ITEM 1. BUSINESS
General
Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is a leading health and well-being company focused on making it easy for people to achieve their best health with clinical excellence through coordinated care. Our strategy integrates care delivery, the member experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country. As of December 31, 2014, we had approximately 13.8 million members in our medical benefit plans, as well as approximately 7.7 million members in our specialty products. During 2014, 73% of our total premiums and services revenue were derived from contracts with the federal government, including 15% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 542,400 members as of December 31, 2014.
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
This Annual Report on Form 10-K, or 2014 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2014 Form 10-K for a description of a number of factors that may adversely affect our results or business.
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
Business Segments
On January 1, 2014, we reclassified certain of our businesses from our Healthcare Services segment to our Employer Group segment to correspond with internal management reporting changes. Our reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation. See Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for segment financial information.
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
Our Products
Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, generally require a referral from the member’s primary care provider before seeing certain specialty physicians. Preferred provider organizations, or PPOs, provide members the freedom to choose a health care provider without requiring a referral. However PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy, provider, home based, and integrated wellness services. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Three core elements of the model are to improve the consumer experience by simplifying the interaction, engaging members in clinical programs, and offering assistance to providers in transitioning from a fee-for-service to a value-based arrangement. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.

Our Retail Segment Products
This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2014:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$25,941	53.9%
Medicare stand-alone PDP	3,396	7.1%
Total Retail Medicare	29,337	61.0%
Individual commercial	3,265	6.8%
State-based Medicaid	1,096	2.3%
Individual specialty	256	0.4%
Total premiums	33,954	70.5%
Services	39	0.1%
Total premiums and services revenue	$33,993	70.6%
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
Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain hospital and medical insurance benefits. CMS, an agency of the United States Department of Health and Human Services, administers the Medicare program. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional fee-for-service Medicare are still required to pay out-of-pocket deductibles and coinsurance. Throughout this document this program is referred to as Medicare FFS. As an alternative to Medicare FFS, in geographic areas where a managed care organization has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a Medicare Advantage organization under Medicare Part C. Pursuant to Medicare Part C, Medicare Advantage organizations contract with CMS to offer Medicare Advantage plans to provide benefits at least comparable to those offered under Medicare FFS. Our Medicare Advantage plans are discussed more fully below. Prescription drug benefits are provided under Part D.
Individual Medicare Advantage Products
We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits, including wellness programs, chronic care management, and care coordination, to Medicare eligible persons under HMO, PPO, and Private Fee-For-Service, or PFFS, plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. With each of these products, the beneficiary receives benefits in excess of Medicare FFS, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data analysis techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, care management programs, wellness and prevention programs and, in some instances, a reduced monthly Part B premium. Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to most of our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1.
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
Most of our Medicare PFFS plans are network-based products with in and out of network benefits due to a requirement that Medicare Advantage organizations establish adequate provider networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. In these areas, we offer Medicare PFFS plans that have no preferred network. Individuals in these plans pay us a monthly premium to receive typical Medicare Advantage benefits along with the freedom to choose any health care provider that accepts individuals at rates equivalent to Medicare FFS payment rates.
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
At December 31, 2014, we provided health insurance coverage under CMS contracts to approximately 2,446,200 individual Medicare Advantage members, including approximately 542,400 members in Florida. These Florida contracts accounted for premiums revenue of approximately $7.2 billion, which represented approximately 27.8% of our individual Medicare Advantage premiums revenue, or 15.0% of our consolidated premiums and services revenue for the year ended December 31, 2014.
Our HMO, PPO, and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2015, and all of our product offerings filed with CMS for 2015 have been approved.

Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP plan co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Medicare Part D Provisions.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2015, and all of our product offerings filed with CMS for 2015 have been approved.
We have administered CMS’s Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program since 2010. This program allows individuals who receive Medicare’s low-income subsidy to also receive immediate prescription drug coverage at the point of sale if they are not already enrolled in a Medicare Part D plan. CMS temporarily enrolls newly identified individuals with both Medicare and Medicaid into the LI-NET prescription drug plan program, and subsequently transitions each member into a Medicare Part D plan that may or may not be a Humana Medicare plan.
Medicare and Medicaid Dual Eligible and Long-Term Care Support Services
Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. The dual eligible population represents a disproportionate share of Medicaid and Medicare costs. There were approximately 9.6 million dual eligible individuals in the United States in 2014, trending upward due to Medicaid eligibility expansions and individuals aging into the Medicare program. These dual eligibles may enroll in a privately-offered Medicare Advantage product, but may also receive assistance from Medicaid for Medicaid benefits, such as nursing home care and/or assistance with Medicare premiums and cost sharing. The dual eligible population is a strategic area of focus for us and we are leveraging the capabilities of our integrated care delivery model, including care management programs particularly as they relate to chronic conditions, to expand our services to this population. As of December 31, 2014, we served approximately 404,000 dual eligible members in our Medicare Advantage plans and approximately 992,000 dual eligible members in our stand-alone prescription drug plans.
Since the enactment of the Health Care Reform Law, states are pursuing stand-alone dual eligible CMS demonstration programs in which Medicare, Medicaid, and Long-Term Care Support Services (LTSS) benefits are more tightly integrated. Eligibility for participation in these stand-alone dual eligible demonstration programs may require state-based contractual relationships in existing Medicaid programs. We were successful in our bids for state-based contracts in Florida and Virginia in 2013 and in Ohio, Illinois, and Kentucky in 2012. Ohio, Illinois, and Virginia are contracts for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the state-based Medicaid program. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. We partner with organizations, including CareSource Management Group Company, to serve individuals in certain states. We began serving members in Kentucky and certain LTSS regions in Florida at various effective dates ranging from the second half of 2013 through the first quarter of 2014.
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

Individual Commercial Coverage
Our individual health plans are marketed under the HumanaOne® brand. We offer products both on and off of the public exchange, including exchange offerings in certain metropolitan areas in 15 states. We offer products on exchanges where we can achieve an affordable cost of care, including HMO offerings and select networks in most markets. Our off-exchange products offered in 22 states are primarily PPO and POS offerings, including plans issued prior to 2014 that were previously underwritten. Policies issued prior to the enactment of the Health Care Reform Law on March 23, 2010 are grandfathered policies. Grandfathered policies are exempt from most of the requirements of the Health Care Reform Law, including mandated benefits. However, our grandfathered plans include provisions that guarantee renewal of coverage for as long as the individual chooses. Policies issued between March 23, 2010 and December 31, 2013 are required to conform to the Health Care Reform Law, including mandated benefits, upon renewal in 2014, 2015 or 2016, depending on the state.
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
Employer Group Segment Products
This segment is comprised of products sold to employer groups including medical and supplemental benefit plans as well as health and wellness products as described in the discussion that follows. The following table presents our premiums and services revenue for the Employer Group segment by product for the year ended December 31, 2014:

	Employer Group Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
External Revenue:
Premiums:
Group Medicare Advantage	$5,490	11.4%
Group Medicare stand-alone PDP	8	—%
Total group Medicare	5,498	11.4%
Fully-insured commercial group	5,339	11.1%
Group specialty	1,098	2.3%
Total premiums	11,935	24.8%
Services	362	0.8%
Total premiums and services revenue	$12,297	25.6%
Intersegment services revenue:
Wellness	$78	n/a
Total intersegment services revenue	$78
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
Wellness
We offer wellness solutions including our Humana Vitality® wellness and loyalty rewards program, health coaching, and clinical programs. These programs, when offered collectively to employer customers as our Total Health product, turn any standard plan of the employer's choosing into an integrated health and well-being solution that encourages participation in these programs.
Our Humana Vitality® program provides our members with access to a science-based, actuarially driven wellness and loyalty program that features a wide range of well-being tools and rewards that are customized to an individual’s needs and wants. A key element of the program includes a sophisticated health-behavior-change model supported by an incentive program.
We also provide employee assistance programs and coaching services including a comprehensive turn-key coaching program, an enhancement to a medically based coaching protocol and a platform that makes coaching programs more efficient.
Our Healthcare Services Segment Products
The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment is comprised of stand-alone businesses that offer services including pharmacy solutions, provider services, home based services, integrated behavioral health services, and predictive modeling and informatics services to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2014:

	Healthcare Services Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$16,905	n/a
Provider services	1,110	n/a
Home based services	585	n/a
Integrated behavioral health services	133	n/a
Total intersegment revenue	$18,733
External services revenue:
Provider services	$1,076	2.3%
Home based services	107	0.2%
Pharmacy solutions	99	0.2%
Integrated behavioral health services	—	—%
Total external services revenue	$1,282	2.7%
n/a – not applicable
Pharmacy solutions
Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand, generic, and specialty drugs and diabetic supplies through RightSourceRx®, as well as research services.
Provider services
Our subsidiary, Concentra Inc.®, acquired in 2010, delivers occupational medicine, urgent care, physical therapy, and wellness services to employees and the general public through its operation of medical centers and worksite medical facilities.
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
Home based services
Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs. Home based services include the operations of Humana At Home, Inc., or Humana At Home® (formerly known as SeniorBridge Family Companies, Inc.), acquired in 2012. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies, such as Florida, with a high concentration of members living with multiple chronic conditions. The clinical support and care provided by Humana At Home® is designed to improve health outcomes and result in a higher number of days members can spend at their homes instead of in an acute care facility.

Integrated behavioral health services
Corphealth, Inc. (d/b/a LifeSynch®), a Humana subsidiary, offers care management, behavioral health services and wellness programs.
Other Businesses
Products and services offered by our Other Businesses are described in the discussion that follows. The following table presents our premiums and services revenue for our Other Businesses for the year ended December 31, 2014:

	Other Businesses Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Military services	$19	—%
Closed-block long-term care insurance policies	51	0.1%
Total premiums	70	0.1%
Services	481	1.0%
Total premiums and services revenue	$551	1.1%
Military Services
Under our TRICARE South Region contract with the United States Department of Defense, or DoD, we provide administrative services to arrange health care services for the dependents of active duty military personnel and for retired military personnel and their dependents. We have participated in the TRICARE program since 1996 under contracts with the DoD. On April 1, 2012, we began delivering services under our current TRICARE South Region contract that the Defense Health Agency, or DHA (formerly known as the TRICARE Management Activity), awarded to us on February 25, 2011. Under the current contract, we provide administrative services while the federal government retains all of the risk of the cost of health benefits. Accordingly, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement.
Closed Block of Long-Term Care Insurance Policies
We have a non-strategic closed block of approximately 32,700 long-term care insurance policies associated with our acquisition of KMG America Corporation in 2007. Long-term care insurance policies are intended to protect the insured from the cost of long-term care services including those provided by nursing homes, assisted living facilities, and adult day care as well as home health care services. No new policies have been written since 2005 under this closed block and we are evaluating strategic alternatives for this business.
Informatics
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We believe that technology represents a significant opportunity in health care that positively impacts our members. We have enhanced our health information technology capabilities enabling us to create a more complete view of an individual’s health, designed to connect, coordinate and simplify health care while reducing costs. These capabilities include our health care analytics engine, which reviews millions of clinical data points each day to provide members, providers, and payers real-time clinical insights and gaps-in-care data to improve health outcomes, as well as technology that allows disparate electronic health record systems and Humana to share data that gives providers a comprehensive view of the patient and enables the exchange of essential health information in real-time. As we have integrated these and related assets into our operations over the past few years, we have enhanced our ability to leverage predictive modeling capabilities that enable us to anticipate, rather than react to, our members’ health needs. To that end, we have accelerated our process for identifying and reaching out to members in need of clinical intervention. At December 31, 2014, we had approximately 420,700 members with complex chronic conditions in the Humana Chronic Care Program, a 50.1% increase compared with approximately 280,200 members at December 31, 2013, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.
Membership
The following table summarizes our total medical membership at December 31, 2014, by market and product:

	Retail Segment				Employer Group Segment
	(in thousands)
	Individual Medicare Advantage	Individual Medicare stand- alone PDP	Individual Commercial	State- based contracts	Fully- insured commercial Group	Group Medicare Advantage and stand- alone PDP	ASO	Other Businesses	Total	Percent of Total
Florida	542.4	300.6	252.7	293.7	189.7	22.6	28.3	—	1,630.0	11.8%
Texas	184.0	258.5	181.6	—	238.6	63.2	118.2	—	1,044.1	7.5%
Kentucky	74.5	185.6	27.3	—	101.8	81.0	472.1	—	942.3	6.8%
Georgia	92.8	90.3	286.4	—	140.8	2.4	15.8	—	628.5	4.5%
Ohio	81.3	121.1	21.9	—	48.6	151.0	139.0	—	562.9	4.1%
Illinois	83.9	126.1	28.8	4.8	108.1	11.6	90.3	—	453.6	3.3%
California	38.4	378.9	9.6	—	0.1	0.1	—	—	427.1	3.1%
Wisconsin	51.5	80.2	11.7	—	89.4	14.2	113.3	—	360.3	2.6%
Missouri/Kansas	82.2	175.6	14.3	—	53.3	5.0	6.9	—	337.3	2.4%
Tennessee	119.6	87.6	27.8	—	50.5	2.2	39.5	—	327.2	2.4%
Louisiana	127.9	50.1	22.7	—	63.1	10.5	30.4	—	304.7	2.2%
North Carolina	79.6	139.9	5.9	—	—	37.4	—	—	262.8	1.9%
Virginia	131.6	104.8	7.7	—	—	3.9	—	—	248.0	1.8%
Indiana	71.9	99.6	14.3	—	22.0	3.9	19.5	—	231.2	1.7%
Michigan	49.1	113.3	34.1	—	8.8	13.8	3.7	—	222.8	1.6%
Colorado	31.2	75.3	35.1	—	24.3	7.3	0.4	—	173.6	1.3%
Arizona	56.2	65.2	18.6	—	29.4	1.5	1.5	—	172.4	1.2%
Military services	—	—	—	—	—	—	—	3,090.4	3,090.4	22.3%
Others	548.1	1,536.8	147.6	—	67.0	62.6	25.4	35.0	2,422.5	17.5%
Totals	2,446.2	3,989.5	1,148.1	298.5	1,235.5	494.2	1,104.3	3,125.4	13,841.7	100.0%
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
Automatic reductions to the federal budget, known as sequestration, took effect on April 1, 2013, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. Due to the uncertainty around the application of these reductions, there can be no assurances that we can completely offset any reductions to the Medicare healthcare programs. See “Legal Proceedings and Certain Regulatory Matters” in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Capitation
We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. For some of our medical membership, we share risk with providers under capitation contracts where physicians and hospitals accept varying levels of financial risk for a defined set of membership, primarily HMO membership. Under the typical capitation arrangement, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to cover all or a defined portion of the benefits provided to the capitated member.
We believe these risk-based models represent a key element of our integrated care delivery model at the core of our strategy. Our health plan subsidiaries may enter into these risk-based contracts with third party providers or our owned provider subsidiaries.
At December 31, 2014, approximately 883,000 members, or 6.4% of our medical membership, were covered under risk-based contracts, including 709,000 individual Medicare Advantage members, or 29.0% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and monitor the financial performance and solvency of our capitated providers. However, we delegated claim processing functions under capitation arrangements covering approximately 141,200 HMO members, including 113,200 individual Medicare Advantage members, or 16.0% of the 709,000 individual Medicare Advantage members covered under risk-based contracts at December 31, 2014, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $833 million, or 2.2% of total benefits expense, for the year ended December 31, 2014. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.
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
We request accreditation for certain of our health plans and/or departments from NCQA, the Accreditation Association for Ambulatory Health Care, and URAC. Accreditation or external review by an approved organization is mandatory in the states of Florida and Kansas for licensure as an HMO. Additionally, all products sold on the federal and state marketplaces are required to be accredited. Certain commercial businesses, like those impacted by a third-party labor agreement or those where a request is made by the employer, may require or prefer accredited health plans.
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
At December 31, 2014, we employed approximately 1,700 sales representatives, as well as approximately 1,200 telemarketing representatives who assisted in the marketing of individual Medicare and individual commercial health insurance and specialty products in our Retail segment, including making appointments for sales representatives with prospective members. We also market our individual Medicare products via a strategic alliance with Wal-Mart Stores, Inc., or Wal-Mart. This alliance includes stationing Humana representatives in certain Wal-Mart stores, SAM’S CLUB locations, and Neighborhood Markets across the country which provides an opportunity to enroll Medicare eligible individuals in person. In addition, we market our individual Medicare and individual commercial health insurance and specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual commercial health insurance and specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

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
Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have larger memberships and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2014 Form 10-K.
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
For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2014 Form 10-K.

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
Employees
As of December 31, 2014, we had approximately 57,000 employees and approximately 2,700 additional medical professionals working under management agreements primarily between Concentra and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

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
We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers (predetermined amounts paid to cover services), and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to claim payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services;

•	increased cost of such services;

•	increased use or cost of prescription drugs, including specialty prescription drugs;

•	the introduction of new or costly treatments, including new technologies;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	changes in the demographic characteristics of an account or market;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	changes in our pharmacy volume rebates received from drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. hurricanes and earthquakes);

•	medical cost inflation; and

•	government mandated benefits or other regulatory changes, including any that result from the Health Care Reform Law.

Key to our operational strategy is the implementation of clinical initiatives that we believe provide a better health care experience for our members, lower the cost of healthcare services delivered to our members, and appropriately document the risk profile of our members. Our profitability and competitiveness depend in large part on our ability to appropriately manage health care costs through, among other things, the application of medical management programs such as our chronic care management program.
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
While we proactively attempt to effectively manage our operating expenses, increases or decreases in staff-related expenses, additional investment in new products (including our opportunities in the Medicare programs, state-based contracts, participation in health insurance exchanges, and expansion of clinical capabilities as part of our integrated care delivery model), investments in health and well-being product offerings, acquisitions, new taxes and assessments (including the non-deductible health insurance industry fee and other assessments under the Health Care Reform Law), and implementation of regulatory requirements may increase our operating expenses.
Failure to adequately price our products or estimate sufficient benefits payable or future policy benefits payable, or effectively manage our operating expenses, may result in a material adverse effect on our results of operations, financial position, and cash flows.
We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program or competitors in the delivery of health care services. We may also face increased competition due to participation by other insurers in the health insurance exchanges implemented under the Health Care Reform Law. We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors. Contracts for the sale of commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform, and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical costs.
The policies and decisions of the federal and state governments regarding the Medicare, military, Medicaid and health insurance exchange programs in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the premiums or other revenues to us under the programs, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, health care services, and other costs associated with these programs. Legislative or regulatory actions, such as those resulting in a reduction in premium payments to us, an increase in our cost of administrative and health care services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows.
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
Our future performance depends in large part upon our ability to execute our strategy, including opportunities created by the expansion of our Medicare programs, the successful implementation of our integrated care delivery model, our strategy with respect to state-based contracts, including those covering members dually eligible for the Medicare and Medicaid programs, and our participation in health insurance exchanges.
We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. Over the last few years we have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We offer both stand-alone Medicare prescription drug coverage and Medicare Advantage health plans with prescription drug coverage in addition to our other product offerings. We offer a Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia. The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 72% of our total premiums and services revenue for the year ended December 31, 2014 generated from our Medicare products, in particular our contracts with CMS in Florida. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.
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
There can be no assurance that our information technology, or IT, process will successfully improve existing systems, develop new systems to support our expanding operations, integrate new systems, protect our proprietary information, defend against cybersecurity attacks, or improve service levels. In addition, there can be no assurance that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data, or to defend against cybersecurity attacks, may result in a material adverse effect on our results of operations, financial position, and cash flows.
If we are unable to defend our information technology security systems against cybersecurity attacks or prevent other privacy or data security incidents that result in security breaches that disrupt our operations or in the unintended dissemination of sensitive personal information or proprietary or confidential information, we could be exposed to significant regulatory fines or penalties, liability or reputational damage, or experience a material adverse effect on our results of operations, financial position, and cash flows.
In the ordinary course of our business, we process, store and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party. A cybersecurity attack may penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions, cause shutdowns, or deploy viruses, worms, and other malicious software programs that attack our systems. A cybersecurity attack that bypasses our IT security systems successfully could materially affect us due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of our IT systems, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders.
The costs to eliminate or address cybersecurity threats and vulnerabilities before or after an incident could be substantial. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties, could expose our members’ private information and result in the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in significant regulatory fines or penalties, litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

Our business may be materially adversely impacted by the adoption of a new coding set for diagnoses.

Federal regulations related to the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), contain minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. ICD-9, the current system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States, was scheduled to be replaced by ICD-10 code sets on October 1, 2014. However, on April 1, 2014, The Protecting Access to Medicare Act of 2014 was signed into law, delaying implementation of ICD-10 until at least October 1, 2015. For dates of service on or after the date of final implementation, health plans and providers will be required to use ICD-10 codes for such diagnoses and procedures. While we have prepared for the transition to ICD-10, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance, which could have a material adverse effect on our results of operations, financial position and cash flows. In addition, if some providers continue to use ICD-9 codes on claims after the final implementation date, including providers in our network who are employees, we will have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner. If we do not adequately implement the new ICD-10 coding set, or if providers in our network do not adequately transition to the new ICD-10 coding set, our results of operations, financial position and cash flows may be materially adversely affected.

We are involved in various legal actions and governmental and internal investigations, any of which, if resolved unfavorably to us, could result in substantial monetary damages or changes in our business practices. Increased litigation and negative publicity could increase our cost of doing business.

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
In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management, and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	claims relating to our administration of our Medicare Part D offerings;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for providers' alleged malpractice;

•	claims arising from any adverse medical consequences resulting from our recommendations about the appropriateness of providers’ proposed medical treatment plans for patients;

•	allegations of anti-competitive and unfair business activities;

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
The health benefits industry continues to receive significant negative publicity reflecting the public perception of the industry. This publicity and perception have been accompanied by increased litigation, including some large jury awards, legislative activity, regulation, and governmental review of industry practices. These factors may materially adversely affect our ability to market our products or services, may require us to change our products or services or otherwise change our business practices, may increase the regulatory burdens under which we operate, and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our results of operations, financial position, and cash flows.
See "Legal Proceedings and Certain Regulatory Matters" in Note 16 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data. We cannot predict the outcome of these matters with certainty.
As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs.
A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 76% of our total premiums and services revenue for the year ended December 31, 2014. These programs involve various risks, as described further below.

•
At December 31, 2014, under our contracts with CMS we provided health insurance coverage to approximately 542,400 individual Medicare Advantage members in Florida. These contracts accounted for approximately 15% of our total premiums and services revenue for the year ended December 31, 2014. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•
At December 31, 2014, our military services business primarily consisted of the TRICARE South Region contract which covers approximately 3,090,400 beneficiaries. For the year ended December 31, 2014, premiums and services revenue associated with the TRICARE South Region contract accounted for approximately 1% of our total premiums and services revenue. On April 1, 2012, we began delivering services under the current TRICARE South Region contract that the Defense Health Agency, or DHA (formerly known as the TRICARE Management Activity), awarded to us on February 25, 2011. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On January 27, 2015, we received notice from the DHA of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2016. The loss of the TRICARE South Region contract, should it occur, may have a material adverse effect on our results of operations, financial position, and cash flows.

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

•
CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process that bases our prospective payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s traditional fee-for-service Medicare program (referred to as “Medicare FFS”). Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews, as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.

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
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for an MA contract, if any, the results of the audit sample will be extrapolated to the entire MA contract based upon a comparison to “benchmark” audit data in Medicare FFS (which we refer to as the "FFS Adjuster"). This comparison to the Medicare FFS benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set, including any attendant errors that are present in that data set, provides the basis for MA plans’ risk adjustment to payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the government program data set).
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
In addition, CMS’ recent comments in formalized guidance regarding “overpayments” to Medicare Advantage plans appear to be inconsistent with CMS’ prior RADV audit guidance. These statements, contained in the preamble to CMS’ final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without reconciliation to the principles underlying the FFS Adjuster referenced above. We will continue to work with CMS to ensure that Medicare Advantage plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which if not implemented correctly, could have material adverse effect on our results of operations, financial position, or cash flows.

•
Our CMS contracts which cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS.

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net receivable of $69 million at December 31, 2014.
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

The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 could have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs by, among other things, requiring a minimum benefit ratio on insured products, lowering our Medicare payment rates and increasing our expenses associated with a non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. The provisions of the Health Care Reform Law include, among others, imposing a significant new non-deductible health insurance industry fee and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premiums revenue to be expended on medical costs for insured products, additional mandated benefits and guarantee issuance associated with commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices. The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), establishes federally-facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers (subject to federal administrative action), and expands eligibility for Medicaid programs (subject to state-by-state implementation of this expansion). In addition, the Health Care Reform Law has increased and will continue to increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. Implementation dates of the provisions of the Health Care Reform Law began in September 2010 and continue through 2018. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. For additional information, please refer to the section entitled, “Health Care Reform” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this annual report.

Our participation in the new federal and state health insurance exchanges, which entail uncertainties associated with mix, volume of business and the operation of premium stabilization programs, which are subject to federal administrative action, could adversely affect our results of operations, financial position, and cash flows.
The Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law may have an adverse effect on our pool of participants in the health insurance exchange. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.
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
The HITECH Act, one part of the American Recovery and Reinvestment Act of 2009, significantly broadened the scope of the privacy and security regulations of HIPAA. On January 17, 2013, HHS issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act, or GINA. The omnibus final rule became effective on March 26, 2013, with a compliance date of September 23, 2013. Among other requirements, the HITECH Act and Omnibus final rule mandates individual notification in the event of a breach of unsecured, individually identifiable health information, provides enhanced penalties for HIPAA violations, requires business associates to comply with certain provisions of the HIPAA privacy and security rule, and grants enforcement authority to state attorneys general in addition to the HHS Office of Civil Rights.

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
Any failure by us to manage acquisitions, divestitures and other significant transactions successfully may have a material adverse effect on our results of operations, financial position, and cash flows.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue our acquisition strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, transactions outside of our core business space, or if multiple transactions are pursued simultaneously. The failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our acquisitions may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives. Among the businesses that we are currently evaluating is our closed block of long-term care insurance policies business.  While no decision has been made with respect to any course of action, if we were to divest this business it is reasonably likely that we would have to recognize a material loss that will have a material adverse effect on our results of operations. The divestiture of certain other businesses could also result, individually or in the aggregate, in the recognition of material losses and a material adverse effect on our results of operations. There can be no assurance that we will be able to complete any such divestitures on terms favorable to us.
If we fail to develop and maintain satisfactory relationships with the providers of care to our members, our business may be adversely affected.
We employ or contract with physicians, hospitals and other providers to deliver health care to our members. Our products encourage or require our customers to use these contracted providers. A key component of our integrated care delivery strategy is to increase the number of providers who share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner.
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
In some situations, we have contracts with individual or groups of primary care providers for an actuarially determined, fixed fee per month to provide a basket of required medical services to our members. This type of contract is referred to as a “capitation” contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events may have a material adverse effect on the provision of services to our members and our results of operations, financial position, and cash flows.
Our pharmacy business is highly competitive and subjects us to regulations in addition to those we face with our core health benefits businesses.
Our pharmacy mail order business competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, Internet companies and other mail-order and long-term care pharmacies. Our pharmacy business also subjects us to extensive federal, state, and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy. Federal agencies further regulate our pharmacy operations, requiring registration with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service, or USPS, has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations. In addition, we are subject to CMS rules regarding the administration of our PDP plans and intercompany pricing between our PDP plans and our pharmacy business.
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
Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., our parent company. Certain of our insurance subsidiaries operate in states that regulate the payment of dividends, loans, administrative expense reimbursements or other cash transfers to Humana Inc., and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these insurance subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity's level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Dividends from our non-insurance companies such as in our Healthcare Services segment are generally not restricted by Departments of Insurance. In the event that we are unable to provide sufficient capital to fund the obligations of Humana Inc., our results of operations, financial position, and cash flows may be materially adversely affected.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table lists, by state, the number of medical centers and administrative offices we owned or leased at December 31, 2014:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	14	125	—	94	233
Texas	4	56	2	44	106
California	—	28	—	18	46
Georgia	1	21	—	15	37
Kentucky	2	10	11	11	34
Arizona	1	20	—	9	30
Illinois	—	17	—	12	29
Colorado	—	20	—	9	29
Michigan	—	23	—	3	26
Ohio	—	10	—	16	26
Pennsylvania		16		8	24
Tennessee	—	11	—	13	24
New Jersey	—	14	—	9	23
Louisiana	—	11	—	11	22
Virginia	—	14	—	8	22
New York	—	4	—	13	17
North Carolina	—	6	—	10	16
Missouri	—	12	—	3	15
Nevada		10		5	15
Wisconsin	—	8	1	6	15
Connecticut	—	10	—	3	13
Indiana	—	7	—	6	13
South Carolina	—	2	4	7	13
Maryland	—	10	—	2	12
Oklahoma	—	7	—	5	12
Mississippi	—	—	—	10	10
Puerto Rico	—	—	—	9	9
Others	—	47	—	41	88
Total	22	519	18	400	959
The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists, urgent care facilities, and worksite medical facilities. Of the medical centers included in the table above, approximately 54 of these facilities are leased or subleased to our providers to operate.
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

ITEM 3. LEGAL PROCEEDINGS
We are party to a variety of legal actions in the ordinary course of business, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For a discussion of our material legal actions, including those not in the ordinary course of business, see “Legal Proceedings and Certain Regulatory Matters” in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2014 and 2013:

	High	Low
Year Ended December 31, 2014
First quarter	$118.78	$95.59
Second quarter	$128.95	$104.74
Third quarter	$135.51	$115.97
Fourth quarter	$149.07	$124.17
Year Ended December 31, 2013
First quarter	$81.52	$66.01
Second quarter	$85.17	$72.10
Third quarter	$99.60	$82.93
Fourth quarter	$105.25	$91.21
Holders of our Capital Stock
As of January 31, 2015, there were approximately 3,300 holders of record of our common stock and approximately 40,250 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2013 and 2014:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2013 payments
12/31/2012	1/25/2013	$0.26	$42
3/28/2013	4/26/2013	$0.26	$41
6/28/2013	7/26/2013	$0.27	$42
9/30/2013	10/25/2013	$0.27	$42
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
In October 2014, the Board of Directors declared a cash dividend of $0.28 per share that was paid on January 30, 2015 to stockholders of record as of the close of business on December 31, 2014, for an aggregate amount of $42 million. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2014. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2009, and that dividends were reinvested when paid.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
HUM	$100	$125	$201	$160	$244	$342
S&P 500	$100	$115	$117	$136	$180	$205
Peer Group	$100	$112	$123	$144	$198	$252
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2014	592,852	$128.37	592,852	$1,889,450,517
November 2014	3,236,801	130.97	3,236,801	1,365,543,163
December 2014	0	0	0	1,365,543,163
Total	3,829,653	$130.56	3,829,653

(1)
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with a current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment bankers), subject to certain regulatory restrictions on volume, pricing, and timing. As of February 18, 2015, the remaining authorized amount under the current authorization totaled approximately $1.37 billion, which includes $100 million of stock held back as part of an accelerated share repurchase agreement as more fully described under "Stock Repurchases" in Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

(2)	Excludes 0.02 million shares repurchased in connection with employee stock plans.

ITEM 6. SELECTED FINANCIAL DATA

	2014 (a)	2013 (b)	2012 (c)	2011	2010 (d)
	(dollars in millions, except per common share results)
Summary of Operating Results:
Revenues:
Premiums	$45,959	$38,829	$37,009	$35,106	$32,712
Services	2,164	2,109	1,726	1,360	555
Investment income	377	375	391	366	329
Total revenues	48,500	41,313	39,126	36,832	33,596
Operating expenses:
Benefits	38,166	32,564	30,985	28,823	27,117
Operating costs	7,639	6,355	5,830	5,395	4,380
Depreciation and amortization	333	333	295	270	245
Total operating expenses	46,138	39,252	37,110	34,488	31,742
Income from operations	2,362	2,061	2,016	2,344	1,854
Interest expense	192	140	105	109	105
Income before income taxes	2,170	1,921	1,911	2,235	1,749
Provision for income taxes	1,023	690	689	816	650
Net income	$1,147	$1,231	$1,222	$1,419	$1,099
Basic earnings per common share	$7.44	$7.81	$7.56	$8.58	$6.55
Diluted earnings per common share	$7.36	$7.73	$7.47	$8.46	$6.47
Dividends declared per common share	$1.11	$1.07	$1.03	$0.75	$—
Financial Position:
Cash and investments	$11,482	$10,938	$11,153	$10,830	$10,046
Total assets	23,466	20,735	19,979	17,708	16,103
Benefits payable	4,475	3,893	3,779	3,754	3,469
Debt	3,825	2,600	2,611	1,659	1,669
Stockholders’ equity	9,646	9,316	8,847	8,063	6,924
Cash flows from operations	$1,618	$1,716	$1,923	$2,079	$2,242
Key Financial Indicators:
Benefit ratio	83.0%	83.9%	83.7%	82.1%	82.9%
Operating cost ratio	15.9%	15.5%	15.1%	14.8%	13.2%
Membership by Segment:
Retail segment:
Medical membership	7,882,300	6,026,000	5,553,800	4,795,000	3,681,900
Specialty membership	1,165,800	1,042,500	948,700	782,500	510,000
Employer Group segment:
Medical membership	2,834,000	2,833,100	2,852,400	2,794,900	3,009,500
Specialty membership	6,502,700	6,780,800	7,136,200	6,532,600	6,517,500
Other Businesses:
Medical membership	3,125,400	3,125,200	3,682,600	3,594,700	3,595,200
Consolidated:
Total medical membership	13,841,700	11,984,300	12,088,800	11,184,600	10,286,600
Total specialty membership	7,668,500	7,823,300	8,084,900	7,315,100	7,027,500

(a)	Includes loss on extinguishment of debt of $37 million ($23 million after tax, or $0.15 per diluted common share) for the redemption of senior notes.

(b)
Includes benefits expense of $243 million ($154 million after tax, or $0.99 per diluted common share) for reserve strengthening associated with our non-strategic closed block of long-term care insurance policies.

(c)
Includes the acquired operations of Arcadian Management Services, Inc. from March 31, 2012, SeniorBridge Family Companies, Inc. from July 6, 2012, and Metropolitan Health Networks, Inc. from December 21, 2012.

(d)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
General
Humana Inc., headquartered in Louisville, Ky., is a leading health and well-being company focused on making it easy for people to achieve their best health with clinical excellence through coordinated care. Our strategy integrates care delivery, the member experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country.
Our industry relies on two key statistics to measure performance. The benefit ratio, which is computed by taking total benefits expense as a percentage of premiums revenue, represents a statistic used to measure underwriting profitability. The operating cost ratio, which is computed by taking total operating costs, which excludes depreciation and amortization, as a percentage of total revenue less investment income, represents a statistic used to measure administrative spending efficiency.
Business Segments
On January 1, 2014, we reclassified certain of our businesses from our Healthcare Services segment to our Employer Group segment to correspond with internal management reporting changes. Our reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation. This is further described in Note 2 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.
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
The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with CMS to administer the LI-NET prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary benefit products, as well as administrative services only, or ASO, products and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties including pharmacy solutions, provider services, home based services, integrated behavioral health services, and predictive modeling and informatics services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care insurance policies.
The results of each segment are measured by income before income taxes. Transactions between reportable segments consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, home based, and behavioral health, to our Retail and Employer Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often utilize the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent.
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
Our Employer Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Employer Group’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. Similarly, certain of our fully-insured individual commercial medical products in our Retail segment experience seasonality in the benefit ratio akin to the Employer Group segment, including the effect of existing members transitioning to policies compliant with the Health Care Reform Law.
In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare and individual health care exchange marketing seasons.
2014 Highlights
Consolidated

•
Our 2014 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. A core element of the model is to offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At December 31, 2014, approximately 709,000 members, or 29.0%, of our individual Medicare Advantage membership were in risk arrangements under our integrated care delivery model, as compared to 561,500 members, or 27.1%, at December 31, 2013.

•
Year-over-year comparisons of our results were impacted by investments in health care exchanges and state-based contracts as well as higher specialty prescription drug costs associated with a new treatment for Hepatitis C, partially offset by membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings as well as increased membership in our clinical programs.

•
In September 2014, we paid the federal government $562 million for the annual health insurance industry fee. This fee is not deductible for tax purposes, which has significantly increased our effective income tax rate in 2014. Year-over-year comparisons of the operating cost ratio are negatively impacted by this and other fees mandated by the Health Care Reform Law beginning in 2014. Likewise, year-over-year comparisons of the benefit ratio reflect the inclusion of these mandated fees in the pricing of our products for 2014. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a 41% increase in our fee in 2015. The health insurance industry fee is further described below under the section titled “Health Care Reform.”

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.

•
Our operating cash flow of $1.6 billion for the year ended December 31, 2014 compared to operating cash flow of $1.7 billion for the year ended December 31, 2013. For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impacted the timing of our operating cash flows, as we built a receivable of $679 million in 2014 that is expected to be collected in 2015.

•
Our 2014 financing cash flows have been negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies for which we do not assume risk. Claims payments were $945 million higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk during 2014. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher reinsurance subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS.

•
We continue to focus on disciplined capital allocation. In 2014, we issued senior notes and received net proceeds of $1.7 billion, redeemed our $500 million 6.45% senior notes for cash totaling approximately $560 million, repurchased 5.7 million shares of our common stock for $730 million in open market transactions (which excludes another $100 million of stock held back pursuant to an accelerated share repurchase program), and paid dividends to stockholders of $172 million.

Retail Segment

•
On April 7, 2014, CMS announced final 2015 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notices together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, sunset of the Star quality CMS demonstration in 2015, risk coding modifications, the impact of the health insurance industry fee, and other funding formula changes, indicate 2015 Medicare Advantage funding cuts of approximately 2%. We believe we have effectively designed Medicare Advantage products based upon these levels of rate reduction while continuing to remain competitive compared to both the combination of Medicare FFS with a supplement policy as well as Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•
Medicare Advantage premiums are tied to the achievement of certain quality performance measures (Star Ratings). Beginning in 2015, plans must have a Star Rating of four or higher to qualify for bonus money. Star Ratings issued by CMS in October 2014 indicated that plans covering 92% of our Medicare Advantage membership for the 2015 plan year achieved a Star Rating of 4.0 or higher. We have 23 Medicare Advantage plans that achieved a rating of four or more stars, an increase from 18 the previous year. We are offering one Medicare Advantage plan that achieved a 5.0 Star Rating, our CarePlus Health Plans, Inc. HMO plan in Florida, as well as five Medicare Advantage plans that achieved a 4.5 Star Rating. Plans that earn an overall Star Rating of five become eligible to enroll members year round.

•
As discussed in the detailed Retail segment results of operations discussion that follows, for the year ended December 31, 2014, our Retail segment pretax income declined by 14.4% primarily due to the same factors discussed above for our consolidated results.

•
Individual Medicare Advantage membership increased 377,500 members, or 18.2%, from December 31, 2013 to December 31, 2014 reflecting net membership additions, particularly for our HMO offerings, for the 2014 plan year as well as dual eligible members from state-based contracts in Virginia and Illinois. January 1, 2015 individual Medicare Advantage membership increased approximately 257,000 members, or 10.5%, from December 31, 2014 reflecting net membership additions for the 2015 enrollment season, primarily in our HMO offerings.

•
Medicare stand-alone PDP membership increased 717,800 members, or 21.9%, from December 31, 2013 to December 31, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2014 plan year. January 1, 2015 Medicare stand-alone PDP membership, excluding the LI-NET prescription drug plan program, increased approximately 230,500 members, or 5.8%, from December 31, 2014 reflecting net membership additions for the 2015 enrollment season.

•
Our state-based Medicaid membership as of December 31, 2014 increased 213,000 members from December 31, 2013, primarily due to the addition of members under our Florida Medicaid and Florida Long-Term Support Services contracts.

•
Individual commercial medical membership of 1,148,100 at December 31, 2014 increased 548,000 members, or 91.3%, from December 31, 2013 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law. At December 31, 2014, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 686,300 members. In addition, federal and state regulatory changes in December 2013 allowed certain individuals to remain in their existing underwritten health plans that are not compliant with the Health Care Reform Law, which has led to much higher than previously expected retention of our existing underwritten health plans. We believe that this is occurring at other health insurance issuers as well and will result in an overall deterioration of the risk pool in plans compliant with the Health Care Reform Law, as more previously underwritten members remain with their current health plans rather than enter the exchanges. However, we expect that the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law will mitigate this deterioration to some extent.

Employer Group Segment

•
As discussed in the detailed Employer Group segment results of operations discussion that follows, the Employer Group segment pretax income declined 10.3% for the year ended December 31, 2014 primarily reflecting higher utilization, mainly due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, as well as the continuing impact of transitional policy changes which allowed individuals to remain in plans not compliant with the Health Care Reform Law.

•
Fully-insured group Medicare Advantage membership of 489,700 at December 31, 2014 increased 60,600 members, or 14.1%, from 429,100 at December 31, 2013 primarily due to the January 2014 addition of a new large group account.

•
Membership in HumanaVitality®, our wellness and loyalty rewards program, rose 36.2% to 3,856,800 at December 31, 2014 from 2,831,000 at December 31, 2013 primarily due to the addition of group Medicare members as well as individual Medicare Advantage and fully-insured individual commercial medical membership growth.

Healthcare Services Segment

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income improved 41.8% for the year ended December 31, 2014 primarily due to a decline in the operating cost ratio in 2014 on a revenue base that reflects growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. At December 31, 2014, we had approximately 420,700 members with complex chronic conditions in the Humana Chronic Care Program, a 50.1% increase compared with approximately 280,200 members at December 31, 2013, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Other Businesses

•
Year-over-year comparisons within Other Businesses are impacted by the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 and a reduction in benefits expense in 2013 related to a favorable settlement of contract claims with the United States Department of Defense, or DoD, associated with previously disclosed litigation. In addition, as discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, during 2013, we recorded net benefits expense of $243 million ($154 million after-tax, or $0.99 per diluted common share) for reserve strengthening related to our non-strategic closed-block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Implementation dates of the Health Care Reform Law began in September 2010 and will continue through 2018, and many aspects of the Health Care Reform Law are already effective and have been implemented by us. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, an annual insurance industry premium-based assessment, and a three-year commercial reinsurance fee. Certain provisions of the Health Care Reform Law became effective in 2014, including:

•	All individual and group health plans must guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments;

•	The elimination of annual limits on coverage on certain benefits;

•
The establishment of federally-facilitated, federal-state partnerships or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers;

•	The introduction of plan designs based on set actuarial values;

•
The establishment of a minimum benefit ratio of 85% for Medicare Advantage plans with penalties up to and including termination of Medicare Advantage contracts for continued failure to meet the minimum; and

•
Insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which significantly increased our effective income tax rate in 2014 to approximately 47.2%. In 2014, we paid the federal government $562 million for the annual health insurance industry fee. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a 41% increase in our fee in 2015. In addition, statutory accounting for the health insurance industry fee required us to restrict surplus in the year preceding payment of the health insurance industry fee beginning in 2014. Accordingly, in addition to recording the full-year 2014 assessment in the first quarter of 2014, we were required to restrict surplus for the 2015 assessment ratably in 2014.

The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), establishes federally-facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers (subject to federal administrative action), and expands eligibility for Medicaid programs (subject to state-by-state implementation of this expansion). In addition, the Health Care Reform Law has increased and will continue to increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms comes, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in this report.
As discussed above, it is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law in 2015 related to claims paid in 2014, which payments may be subject to federal administrative action).
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and behavioral health services, to our Retail and Employer Group customers and are described in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Comparison of Results of Operations for 2014 and 2013
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2014 and 2013:
Consolidated

			Change
	2014	2013	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$33,954	$27,204	$6,750	24.8%
Employer Group	11,935	10,930	1,005	9.2%
Other Businesses	70	695	(625)	(89.9)%
Total premiums	45,959	38,829	7,130	18.4%
Services:
Retail	39	16	23	143.8%
Employer Group	362	359	3	0.8%
Healthcare Services	1,282	1,280	2	0.2%
Other Businesses	481	454	27	5.9%
Total services	2,164	2,109	55	2.6%
Investment income	377	375	2	0.5%
Total revenues	48,500	41,313	7,187	17.4%
Operating expenses:
Benefits	38,166	32,564	5,602	17.2%
Operating costs	7,639	6,355	1,284	20.2%
Depreciation and amortization	333	333	—	—%
Total operating expenses	46,138	39,252	6,886	17.5%
Income from operations	2,362	2,061	301	14.6%
Interest expense	192	140	52	37.1%
Income before income taxes	2,170	1,921	249	13.0%
Provision for income taxes	1,023	690	333	48.3%
Net income	$1,147	$1,231	$(84)	(6.8)%
Diluted earnings per common share	$7.36	$7.73	$(0.37)	(4.8)%
Benefit ratio (a)	83.0%	83.9%		(0.9)%
Operating cost ratio (b)	15.9%	15.5%		0.4%
Effective tax rate	47.2%	35.9%		11.3%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs as a percentage of total revenues less investment income.
Summary

Net income was $1.1 billion, or $7.36 per diluted common share, in 2014 compared to $1.2 billion, or $7.73 per diluted common share, in 2013. Net income for 2014 includes expenses of $0.15 per diluted common share associated with a loss on extinguishment of debt for the redemption of certain senior notes in 2014 and net income for 2013 includes benefits expense of $0.99 per diluted common share for reserve strengthening associated with our closed-block of long-term care insurance policies included with Other Businesses as discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data as well as the benefit of a reduction in benefits expense in 2013 related to a favorable settlement of contract claims with the DoD. Excluding these items, the increase in net income primarily resulted from higher pretax income in our Healthcare Services segment substantially offset by lower pretax income in our Retail and Employer Group segments. In addition, 2014 was favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.
Premiums Revenue
Consolidated premiums increased $7.1 billion, or 18.4%, from 2013 to $46.0 billion for 2014 primarily due to increases in both Retail and Employer Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership. In addition, year-over-year comparisons to the 2013 were negatively impacted by sequestration which became effective April 1, 2013. Premiums revenue for our Other Businesses declined primarily due to the loss of our Puerto Rico Medicaid contracts effective September 30, 2013. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services Revenue
Consolidated services revenue increased $55 million, or 2.6%, from 2013 to $2.2 billion for 2014 primarily due to an increase in services revenue in our Retail segment due to the acquisition of American Eldercare in September 2013.
Investment Income
Investment income totaled $377 million for 2014, an increase of $2 million from 2013, as higher average invested balances were partially offset by lower interest rates.
Benefits Expense
Consolidated benefits expense was $38.2 billion for 2014, an increase of $5.6 billion, or 17.2%, from 2013 primarily due to increases in both the Retail and Employer Group segments mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership. As more fully described herein under the section entitled “Benefits Expense Recognition”, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $518 million in 2014 and $474 million in 2013. These increases in favorable medical claims reserve development primarily resulted from increased membership and better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefited from these improvements.
The consolidated benefit ratio for 2014 was 83.0%, a decrease of 90 basis points from 2013 primarily due to reserve strengthening in 2013 associated with our closed-block of long-term care insurance policies included with Other Businesses as discussed above, as well as the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 which more than offset higher ratios year-over-year in the Retail and Employer Group segments.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $1,284 million, or 20.2%, in 2014 compared to 2013 primarily due to costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee, and investments in health care exchanges and state-based contracts, partially offset by operating cost efficiencies.
The consolidated operating cost ratio for 2014 was 15.9%, increasing 40 basis points from 2013 primarily due to increases in the operating cost ratios in our Retail and Employer Group segments due to the same factors impacting consolidated operating costs as described above.
Depreciation and Amortization
Depreciation and amortization for 2014 totaled $333 million, unchanged from 2013.
Interest Expense
Interest expense was $192 million for 2014 compared to $140 million for 2013, an increase of $52 million, or 37.1%. In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date. We recognized a loss on extinguishment of debt, included in interest expense, of approximately $37 million in connection with the redemption of these notes.
Income Taxes
Our effective tax rate during 2014 was 47.2% compared to the effective tax rate of 35.9% in 2013. The non-deductible nature of the health insurance industry fee levied on the insurance industry beginning in 2014 as mandated by the Health Care Reform Law increased our effective tax rate by approximately 9.4 percentage points for 2014. See Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Retail Segment

			Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,446,200	2,068,700	377,500	18.2%
Medicare stand-alone PDP	3,989,500	3,271,700	717,800	21.9%
Total Retail Medicare	6,435,700	5,340,400	1,095,300	20.5%
Individual commercial (a)	1,148,100	600,100	548,000	91.3%
State-based Medicaid	298,500	85,500	213,000	249.1%
Total Retail medical members	7,882,300	6,026,000	1,856,300	30.8%
Individual specialty membership (b)	1,165,800	1,042,500	123,300	11.8%

(a)	Individual commercial medical membership includes Medicare Supplement members.

(b)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$25,941	$22,481	$3,460	15.4%
Medicare stand-alone PDP	3,396	3,025	371	12.3%
Total Retail Medicare	29,337	25,506	3,831	15.0%
Individual commercial	3,265	1,160	2,105	181.5%
State-based Medicaid	1,096	328	768	234.1%
Individual specialty	256	210	46	21.9%
Total premiums	33,954	27,204	6,750	24.8%
Services	39	16	23	143.8%
Total premiums and services revenue	$33,993	$27,220	$6,773	24.9%
Income before income taxes	$1,098	$1,283	$(185)	(14.4)%
Benefit ratio	84.3%	84.2%		0.1%
Operating cost ratio	12.4%	10.9%		1.5%
Pretax Results

•
Retail segment pretax income was $1.1 billion in 2014, a decrease of $185 million, or 14.4%, compared to 2013 primarily driven by investment spending for health care exchanges and state-based contracts and higher specialty prescription drug costs associated with a new treatment for Hepatitis C, partially offset by Medicare Advantage and individual commercial medical membership growth as well as increased membership in our clinical programs.

Enrollment

•
Individual Medicare Advantage membership increased 377,500 members, or 18.2%, from December 31, 2013 to December 31, 2014 reflecting net membership additions, particularly for our HMO offerings, for the 2014 plan year as well as dual eligible members from state-based contracts in Virginia and Illinois. Individual Medicare Advantage membership at December 31, 2014 includes 18,300 dual eligible members from state-based contracts.

•
Medicare stand-alone PDP membership increased 717,800 members, or 21.9%, from December 31, 2013 to December 31, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2014 plan year.

•
Individual commercial medical membership increased 548,000 members, or 91.3%, from December 31, 2013 to December 31, 2014 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law.

•
State-based Medicaid membership increased 213,000 members, or 249.1%, from December 31, 2013 to December 31, 2014 primarily driven by the addition of members under our Florida Medicaid and Florida Long-Term Support Services contracts.

•	Individual specialty membership increased 123,300 members, or 11.8%, from December 31, 2013 to December 31, 2014 primarily driven by increased membership in dental and vision offerings.
Premiums revenue

•
Retail segment premiums increased $6.8 billion, or 24.8%, from 2013 to 2014 primarily due to membership growth across all lines of business, particularly for our individual Medicare Advantage, individual commercial medical, primarily on the health care exchanges, and state-based Medicaid businesses. Individual Medicare Advantage average membership increased 17.0% in 2014. Individual Medicare Advantage per member premiums decreased approximately 1.4% in 2014 compared to 2013, primarily due to Medicare rate reductions and the impact of sequestration which became effective on April 1, 2013.

Benefits expense

•
The Retail segment benefit ratio of 84.3% for 2014 increased 10 basis points from 2013 primarily due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, higher planned clinical investment spending, and higher benefit ratios associated with members from state-based contracts, partially offset by increased membership in our clinical programs and the inclusion of the health insurance industry fee in the pricing of our products.

•
The Retail segment’s benefits expense for 2014 included the beneficial effect of $385 million in favorable prior-year medical claims reserve development versus $332 million in 2013. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 110 basis points in 2014 versus approximately 120 basis points in 2013.

Operating costs

•
The Retail segment operating cost ratio of 12.4% for 2014 increased 150 basis points from 2013 primarily due to the non-deductible health insurance industry fee mandated by the Health Care Reform Law and investment spending for health care exchanges and state-based contracts, partially offset by scale efficiencies from Medicare and individual commercial medical membership growth.

Employer Group Segment

			Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Group Medicare Advantage	489,700	429,100	60,600	14.1%
Group Medicare stand-alone PDP	4,500	4,200	300	7.1%
Total group Medicare	494,200	433,300	60,900	14.1%
Fully-insured commercial group	1,235,500	1,237,000	(1,500)	(0.1)%
ASO	1,104,300	1,162,800	(58,500)	(5.0)%
Total group medical members	2,834,000	2,833,100	900	—%
Group specialty membership (a)	6,502,700	6,780,800	(278,100)	(4.1)%

(a)
Specialty products include dental, vision, and other supplemental health and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Group Medicare Advantage	$5,490	$4,710	$780	16.6%
Group Medicare stand-alone PDP	8	8	—	—%
Total group Medicare	5,498	4,718	780	16.5%
Fully-insured commercial group	5,339	5,117	222	4.3%
Group specialty	1,098	1,095	3	0.3%
Total premiums	11,935	10,930	1,005	9.2%
Services	362	359	3	0.8%
Total premiums and services revenue	$12,297	$11,289	$1,008	8.9%
Income before income taxes	$314	$350	$(36)	(10.3)%
Benefit ratio	83.9%	83.5%		0.4%
Operating cost ratio	16.1%	15.9%		0.2%
Pretax Results

•
Employer Group segment pretax income decreased $36 million, or 10.3%, to $314 million in 2014 primarily reflecting higher utilization, mainly due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, as well as the continuing impact of transitional policy changes which allowed individuals to remain in plans not compliant with the Health Care Reform Law.

Enrollment

•	Fully-insured group Medicare Advantage membership increased 60,600 members, or 14.1%, from December 31, 2013 to December 31, 2014 primarily due to the addition of a new large group account.

•
Fully-insured commercial group medical membership decreased 1,500 members, or 0.1% from December 31, 2013 as an increase in small group business membership was generally offset by lower membership in large group accounts. Approximately 65% of our fully-insured commercial group medical membership was in small group accounts at December 31, 2014 compared to 61% at December 31, 2013.

•
Group ASO commercial medical membership decreased 58,500 members, or 5.0%, from December 31, 2013 to December 31, 2014 primarily due to continued pricing discipline in a highly competitive environment for self-funded accounts. We expect our group ASO commercial medical membership to decline by approximately 400,000 to 425,000 members January 1, 2015 primarily due to the loss of a few large group accounts.

•
Group specialty membership decreased 278,100 members, or 4.1%, from December 31, 2013 to December 31, 2014 primarily due to declines in dental and vision membership related to our planned discontinuance of certain unprofitable product distribution partnerships.

Premiums revenue

•
Employer Group segment premiums increased $1.0 billion, or 9.2%, from 2013 to 2014 primarily due to higher average group Medicare Advantage membership as well as an increase in fully-insured commercial group medical premiums per member that more than offset a slight decline in total membership for this segment.

Benefits expense

•
The Employer Group segment benefit ratio increased 40 basis points from 83.5% in 2013 to 83.9% in 2014 primarily due to higher utilization, mainly due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, as well as the continuing impact of transitional policy changes, partially offset by the inclusion of the health insurance industry fee and other fees mandated by the Health Care Reform Law in our pricing.

•
The Employer Group segment’s benefits expense included the beneficial effect of $132 million in favorable prior-year medical claims reserve development versus $138 million in 2013. This favorable prior-year medical claims reserve development decreased the Employer Group segment benefit ratio by approximately110 basis points in 2014 versus approximately 130 basis points in 2013.

Operating costs

•
The Employer Group segment operating cost ratio of 16.1% increased 20 basis points from 2013. This increase primarily reflects the impact of the non-deductible health insurance industry fee and other fees mandated by the Health Care Reform Law as well as a higher percentage of small group commercial business which carries a higher operating cost ratio than large group business. These increases were partially offset by an increase in group Medicare Advantage membership which generally carries a lower operating cost ratio than our commercial group medical membership as well as operating cost efficiencies.

Healthcare Services Segment

			Change
	2014	2013	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$1,076	$1,125	$(49)	(4.4)%
Home based services	107	94	13	13.8%
Pharmacy solutions	99	59	40	67.8%
Integrated behavioral health services	—	2	(2)	(100.0)%
Total services revenues	1,282	1,280	2	0.2%
Intersegment revenues:
Pharmacy solutions	16,905	13,079	3,826	29.3%
Provider services	1,110	1,080	30	2.8%
Home based services	585	326	259	79.4%
Integrated behavioral health services	133	126	7	5.6%
Total intersegment revenues	18,733	14,611	4,122	28.2%
Total services and intersegment revenues	$20,015	$15,891	$4,124	26.0%
Income before income taxes	$739	$521	$218	41.8%
Operating cost ratio	95.5%	95.8%		(0.3)%
Pretax results

•
Healthcare Services segment pretax income of $739 million for 2014 increased $218 million from 2013. The increase is primarily due to a decline in the operating cost ratio in 2014 on a revenue base that reflects growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Employer Group segment membership increased to approximately 329 million in 2014, up 20% versus scripts of approximately 274 million in 2013. The increase primarily reflects growth associated with higher average medical membership for 2014 than in 2013.

Services revenue

•	Services revenue for 2014 were relatively unchanged from 2013, increasing $2 million, or 0.2% , to $1.3 billion for 2014.
Intersegment revenues

•
Intersegment revenues increased $4.1 billion, or 28.2%, from 2013 to $18.7 billion for 2014 primarily due to growth in our Medicare membership which resulted in higher utilization of our pharmacy solutions and home based services businesses.

Operating costs

•
The Healthcare Services segment operating cost ratio of 95.5% for 2014 decreased 30 basis points from 95.8% for 2013 primarily due to an improvement in the ratio for our pharmacy solutions business partially offset by our investment in home based services and other businesses across the segment.

Other Businesses
Our Other Businesses pretax income of $78 million for 2014 compared to a pretax loss of $193 million for 2013. The pretax loss in 2013 included net expense of $243 million for reserve strengthening for our closed-block of long-term care insurance policies further discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives. Among the businesses that we are currently evaluating is our closed block of long-term care insurance policies business.  While no decision has been made with respect to any course of action, if we were to divest this business it is reasonably likely that we would have to recognize a material loss that will have a material adverse effect on our results of operations. Year-over-year comparisons also reflect the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 as well as a reduction in benefits expense in 2013 related to a favorable settlement of contract claims with the DoD associated with previously disclosed litigation.

Comparison of Results of Operations for 2013 and 2012
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2013 and 2012:
Consolidated

			Change
	2013	2012	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$27,204	$25,001	$2,203	8.8%
Employer Group	10,930	10,138	792	7.8%
Other Businesses	695	1,870	(1,175)	(62.8)%
Total premiums	38,829	37,009	1,820	4.9%
Services:
Retail	16	24	(8)	(33.3)%
Employer Group	359	371	(12)	(3.2)%
Healthcare Services	1,280	1,023	257	25.1%
Other Businesses	454	308	146	47.4%
Total services	2,109	1,726	383	22.2%
Investment income	375	391	(16)	(4.1)%
Total revenues	41,313	39,126	2,187	5.6%
Operating expenses:
Benefits	32,564	30,985	1,579	5.1%
Operating costs	6,355	5,830	525	9.0%
Depreciation and amortization	333	295	38	12.9%
Total operating expenses	39,252	37,110	2,142	5.8%
Income from operations	2,061	2,016	45	2.2%
Interest expense	140	105	35	33.3%
Income before income taxes	1,921	1,911	10	0.5%
Provision for income taxes	690	689	1	0.1%
Net income	$1,231	$1,222	$9	0.7%
Diluted earnings per common share	$7.73	$7.47	$0.26	3.5%
Benefit ratio (a)	83.9%	83.7%		0.2%
Operating cost ratio (b)	15.5%	15.1%		0.4%
Effective tax rate	35.9%	36.1%		(0.2)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs as a percentage of total revenues less investment income.
Summary
Net income was $1.2 billion, or $7.73 per diluted common share, in 2013 compared to $1.2 billion, or $7.47 per diluted common share, in 2012. The increase in net income primarily was driven by improved operating performance across most of our major business lines, including Medicare Advantage membership growth in our Retail and Employer group segments. These increases were partially offset by benefits expense of $0.99 per diluted common share in 2013 for reserve strengthening associated with our closed-block of long-term care insurance policies included with Other Businesses as discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share in 2013 reflecting the impact of share repurchases.
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
Benefits Expense
Consolidated benefits expense was $32.6 billion for 2013, an increase of $1.6 billion, or 5.1%, from 2012 primarily due to a year-over-year increase in the Retail and Employer Group segments benefits expense, mainly driven by an increase in the average number of Medicare members, partially offset by a decrease in benefits expense for Other Businesses in 2013. The decrease in benefits expense for Other Businesses primarily was due to the transition to the current administrative services only TRICARE South Region contract on April 1, 2012 and the termination of the Puerto Rico Medicaid contracts effective September 30, 2013. We do not record benefits expense under the current TRICARE South Region contract. Our previous contract was accounted for similarly to our fully-insured products and as such we recorded benefits expense under the previous contract. Retail segment benefits expense increased $1.9 billion, or 8.9%, from 2012 to 2013 primarily due to membership growth. As more fully described herein under the section entitled “Benefits Expense Recognition”, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $474 million in 2013 and $257 million in 2012. These increases in favorable medical claims reserve development primarily resulted from claims trend for the prior year ultimately developing more favorably than originally expected across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope.
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
Income Taxes
Our effective tax rate during 2013 was 35.9% compared to the effective tax rate of 36.1% in 2012. See Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.
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

			Change
	2013	2012	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$22,481	$20,788	$1,693	8.1%
Medicare stand-alone PDP	3,025	2,853	172	6.0%
Total Retail Medicare	25,506	23,641	1,865	7.9%
Individual commercial	1,160	1,004	156	15.5%
State-based Medicaid	328	185	143	77.3%
Individual specialty	210	171	39	22.8%
Total premiums	27,204	25,001	2,203	8.8%
Services	16	24	(8)	(33.3)%
Total premiums and services revenue	$27,220	$25,025	$2,195	8.8%
Income before income taxes	$1,283	$1,161	$122	10.5%
Benefit ratio	84.2%	84.2%		—%
Operating cost ratio	10.9%	11.1%		(0.2)%
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
Benefits expense

•
The Retail segment benefit ratio of 84.2% for 2013 was comparable to that of 2012. The Retail segment’s benefits expense for 2013 included the beneficial effect of $332 million in favorable prior-year medical claims reserve development versus $192 million in 2012. This change in favorable prior-year medical claims reserve development primarily was driven by claims trend for the prior year ultimately developing more favorably than originally expected and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 130 basis points in 2013 versus approximately 80 basis points in 2012.

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

Employer Group Segment

			Change
	2013	2012	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,237,000	1,211,800	25,200	2.1%
ASO	1,162,800	1,237,700	(74,900)	(6.1)%
Group Medicare Advantage	429,100	370,800	58,300	15.7%
Medicare Advantage ASO	—	27,700	(27,700)	(100.0)%
Total group Medicare Advantage	429,100	398,500	30,600	7.7%
Group Medicare stand-alone PDP	4,200	4,400	(200)	(4.5)%
Total group Medicare	433,300	402,900	30,400	7.5%
Total group medical members	2,833,100	2,852,400	(19,300)	(0.7)%
Group specialty membership (a)	6,780,800	7,136,200	(355,400)	(5.0)%

(a)
Specialty products include dental, vision, and other supplemental health and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2013	2012	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,117	$4,996	$121	2.4%
Group Medicare Advantage	4,710	4,064	646	15.9%
Group Medicare stand-alone PDP	8	8	—	—%
Total group Medicare	4,718	4,072	646	15.9%
Group specialty	1,095	1,070	25	2.3%
Total premiums	10,930	10,138	792	7.8%
Services	359	371	(12)	(3.2)%
Total premiums and services revenue	$11,289	$10,509	$780	7.4%
Income before income taxes	$350	$312	$38	12.2%
Benefit ratio	83.5%	83.6%		(0.1)%
Operating cost ratio	15.9%	16.2%		(0.3)%
Pretax Results

•
Employer Group segment pretax income increased $38 million, or 12.2%, to $350 million in 2013 reflecting improved operating performance primarily due to group Medicare Advantage membership growth and lower benefit and operating cost ratios, as described below.

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
Benefits expense

•
The Employer Group segment benefit ratio decreased 10 basis points from 83.6% in 2012 to 83.5% in 2013 primarily due to higher favorable prior-year medical claims reserve development, partially offset by growth in our group Medicare Advantage products which generally carry a higher benefit ratio than our fully-insured commercial group products. The Employer Group segment’s benefits expense included the beneficial effect of $138 million in favorable prior-year medical claims reserve development versus $48 million in 2012. The change in favorable prior-year medical claims reserve development from 2012 to 2013 primarily was driven by claims trend for the prior year ultimately developing more favorably than originally expected and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. This favorable prior-year medical claims reserve development decreased the Employer Group segment benefit ratio by approximately 130 basis points in 2013 versus approximately 50 basis points in 2012.
Operating costs

•
The Employer Group segment operating cost ratio of 15.9% decreased 30 basis points from 2012. This decrease primarily reflects continued savings as a result of our operating cost reduction initiatives and growth in our group Medicare Advantage products which generally carry a lower operating cost ratio than our fully-insured commercial group products, partially offset by investment spending in technology capabilities.

Healthcare Services Segment

			Change
	2013	2012	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$1,125	$966	$159	16.5%
Home based services	94	40	54	135.0%
Pharmacy solutions	59	16	43	268.8%
Integrated behavioral health services	2	1	1	100.0%
Total services revenues	1,280	1,023	257	25.1%
Intersegment revenues:
Pharmacy solutions	13,079	11,352	1,727	15.2%
Provider services	1,080	370	710	191.9%
Home based services	326	167	159	95.2%
Integrated behavioral health services	126	133	(7)	(5.3)%
Total intersegment revenues	14,611	12,022	2,589	21.5%
Total services and intersegment revenues	$15,891	$13,045	$2,846	21.8%
Income before income taxes	$521	$428	$93	21.7%
Operating cost ratio	95.8%	96.1%		(0.3)%
Pretax results

•
Healthcare Services segment pretax income of $521 million for 2013 increased $93 million from 2012 as revenue growth and the pretax income contribution from our home based services and pharmacy solutions businesses, as well as the acquisition of Metropolitan, were partially offset by previously-planned investment spending associated with the integration and build-out of provider practices. The growth in pretax income associated with our home based services business reflects the increase in home health services provided to our Medicare Advantage members.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Employer Group segment membership increased to approximately 274 million in 2013, up 15% versus scripts of approximately 238 million in 2012.

The increase primarily reflects growth associated with higher average medical membership for 2013 than in 2012.
Services revenue

•
Services revenue increased $257 million or 25.1% from 2012 to $1.3 billion for 2013 primarily due to the acquisitions of Metropolitan and SeniorBridge as well as growth in our provider services operations.

Intersegment revenues

•
Intersegment revenues increased $2.6 billion, or 21.5%, from 2012 to $14.6 billion for 2013 primarily due to growth in our pharmacy solutions business as it serves our growing membership, particularly Medicare stand-alone PDP, and the acquisition of Metropolitan in the fourth quarter of 2012.

Operating costs

•
The Healthcare Services segment operating cost ratio of 95.8% for 2013 decreased 30 basis points from 96.1% for 2012 primarily due to scale efficiencies associated with growth in our pharmacy solutions business.

Other Businesses
Our Other Businesses pretax loss of $193 million for 2013 compared to a pretax loss of $18 million for 2012. The pretax losses in 2013 and 2012 included net expense of $243 million and $29 million, respectively, for reserve strengthening for our closed-block of long-term care insurance policies further discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. In addition, 2013 reflects the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 offset by the beneficial effect of a favorable settlement of contract claims with the DoD primarily associated with litigation settled in 2012.
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
For 2014, the effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law, commonly referred to as the 3Rs, impacted the timing of our operating cash flows, as we built a receivable in 2014 that is expected to be collected in 2015. The net receivable balance associated with the 3Rs was $679 million at December 31, 2014. In addition, our 2014 financing cash flows have been negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies for which we do not assume risk. We are experiencing higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which resulted in higher reinsurance subsidy receivables balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS. Any amounts receivable or payable associated with these risk limiting programs and CMS subsidies may have an impact on regulated subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2014 Form 10-K.

Cash and cash equivalents increased to $1.9 billion at December 31, 2014 from $1.1 billion at December 31, 2013. The change in cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
	(in millions)
Net cash provided by operating activities	$1,618	$1,716	$1,923
Net cash used in investing activities	(63)	(1,182)	(1,965)
Net cash used in financing activities	(758)	(702)	(29)
Increase (decrease) in cash and cash equivalents	$797	$(168)	$(71)
Cash Flow from Operating Activities
The change in operating cash flows over the three year period primarily results from the corresponding change in earnings, enrollment activity, and the timing of working capital items as discussed below. Cash flows were positively impacted by annual Medicare enrollment gains because premiums generally are collected in advance of claim payments by a period of up to several months. In addition, 2014 operating cash flows were impacted by lower earnings and increased receivables associated with the 3Rs, partially offset by an increase in benefits payable from growth in membership.
Comparisons of our operating cash flows also are impacted by other changes in our working capital. The most significant drivers of changes in our working capital are typically the timing of receipts for premiums and payments of benefits expense. We illustrate these changes with the following summaries of receivables and benefits payable.
The detail of total net receivables was as follows at December 31, 2014, 2013 and 2012:

				Change
	2014	2013	2012	2014	2013	2012
	(in millions)
Medicare	$664	$576	$422	$88	$154	$86
Commercial and other	535	405	346	130	59	31
Military services	106	87	59	19	28	(409)
Allowance for doubtful accounts	(137)	(118)	(94)	(19)	(24)	(9)
Total net receivables	$1,168	$950	$733	218	217	(301)
Reconciliation to cash flow statement:
Provision for doubtful accounts				32	37	26
Receivables from disposition (acquisition)				14	(3)	(51)
Change in receivables per cash flow statement resulting in cash from operations				$264	$251	$(326)
Medicare receivables are impacted by revenue growth associated with growth in individual and group Medicare membership and the timing of accruals and related collections associated with the CMS risk-adjustment model.
The increases in commercial and other receivables in 2014 and 2013 primarily are due to growth in the business. In addition, the increase in commercial and other receivables in 2014 is primarily due to the commercial risk adjustment provision of the Health Care Reform Law which became effective in 2014.
Military services receivables at December 31, 2014 and 2013 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our current TRICARE South Region contract. The $409 million decrease in military services receivables from December 31, 2011 to December 31, 2012 primarily resulted from the transition to our current TRICARE South Region contract which we account for similar to an administrative services fee only agreement. As such, beginning April 1, 2012, payments of the federal government’s claims and related reimbursements for the current TRICARE South Region contract are classified with receipts (withdrawals) from contract deposits as a financing item in our consolidated statements of cash flows.
The detail of benefits payable was as follows at December 31, 2014, 2013 and 2012:

				Change
	2014	2013	2012	2014	2013	2012
	(in millions)
IBNR (1)	$3,254	$2,586	$2,552	$668	$34	$496
Reported claims in process (2)	475	381	315	94	66	(61)
Military services benefits payable (3)	—	—	4	—	(4)	(335)
Other benefits payable (4)	746	926	908	(180)	18	(75)
Total benefits payable	$4,475	$3,893	$3,779	582	114	25
Payables from acquisition				—	(5)	(66)
Change in benefits payable per cash flow statement resulting in cash from operations				$582	$109	$(41)

(1)
IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) and claims received but not processed at the balance sheet date. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received (i.e. a shorter time span results in a lower IBNR).

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
The increase in benefits payable in 2014 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage and individual commercial membership growth, and an increase in the amount of processed but unpaid claims due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff. These items were partially offset by a decrease in amounts owed to providers under capitated and risk sharing arrangements primarily related to the disbursement of a portion of our Medicare risk adjustment collections under our contractual obligations associated with our risk sharing arrangements. The increase in benefits payable in 2013 primarily was due to an increase in the amount of processed but unpaid claims due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff, and an increase in IBNR, primarily as a result of Medicare Advantage membership growth. The increase in benefits payable in 2012 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth, partially offset by a $335 million decrease in the military services benefits payable due to the run-out of claims under the previous TRICARE South Region contract that expired on March 31, 2012, a decrease in the amounts owed to providers under capitated and risk sharing arrangements, and a decrease in the amounts due to our pharmacy benefit administrator which fluctuate due to month-end cutoff. Under the current TRICARE South Region contract effective April 1, 2012, the federal government retains the risk of the cost of health benefits and related benefit obligation as further described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impacted our operating cash flows as we built a receivable in 2014 that is expected to be collected in 2015. The net receivable balance associated with the 3Rs was approximately $679 million at December 31, 2014, including certain amounts recorded in receivables as noted above. In September 2014, we paid the federal government $562 million for the annual health insurance industry fee.
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

Cash Flow from Investing Activities
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $528 million in 2014, $441 million in 2013, and $410 million in 2012. Excluding acquisitions, we expect total capital expenditures in 2015 to be in a range of approximately $575 million to $625 million primarily reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment.
Proceeds from sales and maturities of investment securities exceeded purchases by $411 million in 2014. These net proceeds were used to fund normal working capital needs due to an increase in receivables in 2014 that will be collected in 2015 associated with the 3Rs in addition to the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies, as discussed below. We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $592 million in 2013 and $320 million in 2012.
Cash consideration paid for acquisitions, net of cash acquired, was $18 million in 2014, $187 million in 2013, and $1.2 billion in 2012. Acquisitions in 2014 included health and wellness related acquisitions. Cash paid for acquisitions in 2013 primarily related to the American Eldercare and other health and wellness related acquisitions. In 2012, acquisitions included Metropolitan, Arcadian, SeniorBridge and other health and wellness and technology related acquisitions.
Cash Flow from Financing Activities
Claims payments were $945 million higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk during 2014, $155 million higher during 2013, and $341 million higher during 2012. As discussed previously, our 2014 financing cash flows have been negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. We experienced higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which is resulting in higher subsidy receivable balances in 2014 that will be settled in 2015 under the terms of our contracts with CMS. Our net receivable for CMS subsidies and brand name prescription drug discounts was $1.7 billion at December 31, 2014 compared to $713 million at December 31, 2013. Refer to Note 6 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Under our current administrative services only TRICARE South Region contract that began April 1, 2012, reimbursements from the federal government equaled health care cost payments for which we do not assume risk in 2014. Health care cost payments were less than reimbursements by $5 million in 2013 and exceeded reimbursements by $56 million in 2012 due to the timing of such receipts. Receipts from HHS associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $26 million higher than claims payments for the year ended 2014. See Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for further description.
We repurchased 5.7 million shares for $730 million in 2014, which excludes another $100 million of stock held back pending final settlement of an accelerated stock repurchase plan, 5.8 million shares for $502 million in 2013, and

6.3 million shares for $460 million in 2012 under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $42 million in 2014, $29 million in 2013, and $58 million in 2012.
As discussed further below, we paid dividends to stockholders of $172 million in 2014, $168 million in 2013, and $165 million in 2012.
In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem our $500 million 6.45% senior unsecured notes.
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
The remainder of the cash used in or provided by financing activities in 2014, 2013, and 2012 primarily resulted from proceeds from stock option exercises and the change in book overdraft.
Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2012, 2013, and 2014 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2012	$1.02	$165
2013	$1.06	$167
2014	$1.10	$170
In October 2014, the Board declared a cash dividend of $0.28 per share that was paid on January 30, 2015 to stockholders of record on December 31, 2014, for an aggregate amount of $42 million. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
Stock Repurchase Authorization
In September 2014, the Board of Directors replaced its previously approved share repurchase authorization of up to $1 billion (of which $816 million remained unused) with the current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions (including pursuant to an accelerated share repurchase agreement with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. As of February 18, 2015, the remaining authorized amount under the current authorization totaled approximately $1.37 billion, after giving effect to the $500 million accelerated share repurchase program we entered into in November 2014 with Goldman, Sachs & Co.
Senior Notes
In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem the $500 million 6.45% senior unsecured notes as discussed below.
In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $560 million. We recognized a loss on extinguishment of debt, included in interest expense, of approximately $37 million in connection with the redemption of these notes.
Credit Agreement
Our 5-year $1.0 billion unsecured revolving credit agreement expires July 2018. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90 to 150 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 10 and 25 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.8 billion at December 31, 2014 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.6 billion and actual leverage ratio of 1.4:1, as measured in accordance with the credit agreement as of December 31, 2014. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At December 31, 2014, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $4 million issued under the credit agreement at December 31, 2014. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2014, we had $996 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amounts outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes, including to repurchase shares of our common stock. The maximum principal amount of commercial paper borrowings outstanding at any one time during the year ended December 31, 2014 was $175 million. There were no outstanding borrowings at December 31, 2014.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2014 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, certain of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated insurance subsidiaries. Cash, cash equivalents, and short-term investments at the parent company increased to $1.4 billion at December 31, 2014 from $508 million at December 31, 2013 primarily due to net proceeds of $1.73 billion from the September 2014 issuance of senior notes, offset by the $560 million senior note redemption discussed above and share repurchases. Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by Departments of Insurance. Our subsidiaries paid dividends to the parent of $927 million in 2014, $967 million in 2013, and $1.2 billion in 2012. The declines in dividends to the parent in 2013 and 2014 primarily were a result of higher surplus requirements associated with premium growth. Refer to our parent company financial statements and accompanying notes in Schedule I – Parent Company Financial Information. Regulatory requirements, including subsidiary dividends to the parent, are discussed in more detail in the following section. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2015 is approximately $800 million in the aggregate.
In September 2014, we paid the federal government $562 million for the annual health insurance industry fee attributed to calendar year 2014, in accordance with the Health Care Reform Law. In 2015, the health insurance industry fee increases by 41% for the industry taken as a whole. Accordingly, absent changes in market share, we would expect a 41% increase in our fee in 2015.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Contractual Obligations
We are contractually obligated to make payments for years subsequent to December 31, 2014 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$3,800	$—	$—	$1,200	$2,600
Interest (1)	2,753	187	369	294	1,903
Operating leases (2)	1,145	232	361	188	364
Purchase obligations (3)	175	95	64	16	—
Future policy benefits payable and other long-term liabilities (4)	2,708	78	398	231	2,001
Total	$10,581	$592	$1,192	$1,929	$6,868

(1)	Interest includes the estimated contractual interest payments under our debt agreements.

(2)
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2027. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

(4)
Includes future policy benefits payable ceded to third parties through 100% coinsurance agreements as more fully described in Note 19 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We expect the assuming reinsurance carriers to fund these obligations and reflected these amounts as reinsurance recoverables included in other long-term assets on our consolidated balance sheet. Amounts payable in less than one year are included in trade accounts payable and accrued expenses in the consolidated balance sheet.

Off-Balance Sheet Arrangements
As of December 31, 2014, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion off-balance sheet arrangements, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Guarantees and Indemnifications
For a detailed discussion our guarantees and indemnifications, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Government Contracts
For a detailed discussion of our government contracts, including our Medicare, Military, and Medicaid contracts, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2014	Percentage of Total	December 31, 2013	Percentage of Total
	(dollars in millions)
IBNR	$3,254	72.7%	$2,586	66.4%
Reported claims in process	475	10.6%	381	9.8%
Other benefits payable	746	16.7%	926	23.8%
Total benefits payable	$4,475	100.0%	$3,893	100.0%
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
The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent three months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2014 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
1.40%	$(357)	(4.00)%	$(381)
1.20%	$(306)	(3.50)%	$(333)
1.00%	$(255)	(3.00)%	$(286)
0.80%	$(204)	(2.50)%	$(238)
0.60%	$(153)	(2.25)%	$(214)
0.40%	$(102)	(2.00)%	$(190)
0.20%	$(51)	(1.50)%	$(143)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2014 caused by changes in completion factors for incurred months prior to the most recent three months.

(b)
Reflects estimated potential changes in benefits payable at December 31, 2014 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

(c)	The factor change indicated represents the percentage point change.

The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals.

	2014	2013	2012
	(in millions)
Balances at January 1	$3,893	$3,775	$3,415
Acquisitions	—	5	66
Incurred related to:
Current year	38,641	32,711	30,198
Prior years	(518)	(474)	(257)
Total incurred	38,123	32,237	29,941
Paid related to:
Current year	(34,357)	(29,103)	(26,738)
Prior years	(3,262)	(3,021)	(2,909)
Total paid	(37,619)	(32,124)	(29,647)
Reinsurance recoverable	78	—	—
Balances at December 31	$4,475	$3,893	$3,775
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

	Favorable Development by Changes in Key Assumptions
	2014		2013		2012
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(266)	(3.7)%	$(233)	(3.4)%	$(138)	(2.4)%
Completion factors	(252)	1.2%	(241)	1.2%	(119)	0.7%
Total	$(518)		$(474)		$(257)

(a)	The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $518 million in 2014, $474 million in 2013, and $257 million in 2012. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2014, 2013, and 2012.

	Favorable Medical Claims Reserve Development			Change
	2014	2013	2012	2014	2013
	(in millions)
Retail Segment	$(385)	$(332)	$(192)	$(53)	$(140)
Employer Group Segment	(132)	(138)	(48)	6	(90)
Other Businesses	(1)	(4)	(17)	3	13
Total	$(518)	$(474)	$(257)	$(44)	$(217)

The favorable medical claims reserve development for 2014, 2013, and 2012 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the favorable medical claims reserve development during 2014 and 2013 reflects increased membership and better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefited from these improvements.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2014 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.
Benefits expense associated with military services and provisions associated with future policy benefits excluded from the previous table was as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Military services	$11	$(27)	$908
Future policy benefits	32	354	136
Total	$43	$327	$1,044
Due to the transition to the current TRICARE South Region contract on April 1, 2012, which is accounted for as an administrative services only contract as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, there was no military services benefits payable at December 31, 2014 or 2013. This transition is also the primary reason for the decline in military services benefits expense from 2012 to 2013.
Future policy benefits payable of $2.3 billion and $2.2 billion at December 31, 2014 and 2013, respectively, represent liabilities for long-duration insurance policies including long-term care insurance, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). Because these policies have long-term claim payout periods, there is a greater risk of significant variability in claims costs, either positive or negative. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.
Future policy benefits payable include $1.5 billion at December 31, 2014 and $1.4 billion at December 31, 2013 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Approximately 32,700 policies remain in force as of December 31, 2014. No new policies have been written since 2005 under this closed block. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was $123 million of additional liability at December 31, 2014 and no additional liability at December 31, 2013. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.
Long-term care insurance policies provide nursing home and home health coverage for which premiums are collected many years in advance of benefits paid, if any. Therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual interest, morbidity, mortality, and maintenance expense assumptions from those assumed in our reserves are particularly significant to our closed block of long-term care insurance policies. A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligation under long term care policies because the long duration of the policy obligations exceeds the duration of the supporting investment assets. Further, we monitor the loss experience of these long-term care insurance policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases and/or loss experience vary from our loss recognition date assumptions, future adjustments to reserves could be required.
During 2013, we recorded a loss for a premium deficiency with respect to our closed block of long-term care insurance policies. The premium deficiency was based on current and anticipated experience that had deteriorated from our locked-in assumptions from the previous December 31, 2010 loss recognition date, particularly as they related to emerging experience due to an increase in life expectancies and utilization of home health care services. Based on this deterioration, and combined with lower interest rates, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our closed-block of long-term care insurance policies were not adequate to provide for future policy benefits and maintenance costs under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during 2013 we recorded $243 million of additional benefits expense, with a corresponding increase in future policy benefits payable of $350 million partially offset by a related reinsurance recoverable of $107 million included in other long-term assets.
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
For our closed block of long-term care policies, actuarial assumptions used to estimate reserves are inherently uncertain due to the potential changes in trends in mortality, morbidity, persistency (the percentage of policies remaining in-force) and interest rates. As a result, our long term care reserves may be subject to material increases if these trends develop adversely to our expectations. The estimated increase in reserves and additional benefit expense from hypothetically modeling adverse variations in our actuarial assumptions, in the aggregate, could be up to $300 million, net of reinsurance. Although such hypothetical revisions are not currently appropriate, we believe they could occur based on past variances in experience and our expectation of the ranges of future experience that could reasonably occur. Generally accepted accounting principles do not allow us to unlock our assumptions for favorable items. This hypothetical modeling does not contemplate a divestiture situation. We are evaluating alternatives related to our closed block of long term care policies. While no decision has been made with respect to any course of action, if we were to divest this business, it is reasonably likely that we would have to recognize a material loss and that loss could exceed the amount provided above.
In addition, future policy benefits payable includes amounts of $210 million at December 31, 2014, $215 million at December 31, 2013, and $220 million at December 31, 2012 which are subject to 100% coinsurance agreements as more fully described in Note 19 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.

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
Premiums revenue and administrative services only, or ASO, fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. In addition, we adjust revenues for estimated changes in an employer’s enrollment and individuals that ultimately may fail to pay, and for estimated rebates under the minimum benefit ratios required under the Health Care Reform Law. . Enrollment changes not yet processed or not yet reported by an employer group or the government, also known as retroactive membership adjustments, are estimated based on available data and historical trends. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in the current period’s revenue.
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
Medicare Risk-Adjustment Provisions
CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage plans according to health severity. The risk-adjustment model pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to Medicare Advantage plans. Rates paid to Medicare Advantage plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s Medicare FFS program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. We estimate risk-adjustment revenues based on medical diagnoses for our membership. The risk-adjustment model is more fully described in Item 1. – Business under the section titled “Individual Medicare.”

Investment Securities
Investment securities totaled $9.5 billion, or 41% of total assets at December 31, 2014, and $9.8 billion, or 47% of total assets at December 31, 2013. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2014 and 2013. The fair value of debt securities were as follows at December 31, 2014 and 2013:

	December 31, 2014	Percentage of Total	December 31, 2013	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$374	3.9%	$584	6.0%
Mortgage-backed securities	1,498	15.7%	1,820	18.6%
Tax-exempt municipal securities	3,068	32.1%	2,971	30.3%
Mortgage-backed securities:
Residential	17	0.2%	22	0.2%
Commercial	843	8.8%	673	6.9%
Asset-backed securities	29	0.3%	63	0.6%
Corporate debt securities	3,718	39.0%	3,667	37.4%

Total debt securities	$9,547	100.0%	$9,800	100.0%

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2014. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Tax-exempt municipal securities included pre-refunded bonds of $199 million at December 31, 2014 and $222 million at December 31, 2013. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations at the time the fund is established. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for $1.0 billion of these municipals in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for $1.8 billion of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax-exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $484 million and $548 million at December 31, 2014 and 2013, respectively, of tax-exempt securities guaranteed by monoline insurers. The equivalent weighted average S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA.
Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $1 million at December 31, 2014 and 2013. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio. The percentage of corporate securities associated with the financial services industry was 21% at December 31, 2014 and 23% at December 31, 2013.
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2014:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$79	$—	$80	$(1)	$159	$(1)
Mortgage-backed securities	22	—	320	(5)	342	(5)
Tax-exempt municipal securities	131	(1)	118	(2)	249	(3)
Mortgage-backed securities:
Residential	1	—	4	—	5	—
Commercial	31	(1)	267	(18)	298	(19)
Asset-backed securities	13	—	—	—	13	—
Corporate debt securities	219	(6)	128	(7)	347	(13)
Total debt securities	$496	$(8)	$917	$(33)	$1,413	$(41)
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
The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2014 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2014.
All issuers of securities we own that were trading at an unrealized loss at December 31, 2014 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets than when the securities were purchased. At December 31, 2014, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2014. There were no material other-than-temporary impairments in 2014, 2013, or 2012.
Goodwill and Long-lived Assets
At December 31, 2014, goodwill and other long-lived assets represented 24% of total assets and 59% of total stockholders’ equity, compared to 27% and 61%, respectively, at December 31, 2013.
We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition. The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2014 segment change discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill.
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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Prior to 2009, under interest rate swap agreements, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. We terminated all of our interest rate swap agreements in 2008. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2014 or December 31, 2013.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2014. Our net unrealized position increased $225 million from a net unrealized gain position of $250 million at December 31, 2013 to a net unrealized gain position of $475 million at December 31, 2014. At December 31, 2014, we had gross unrealized losses of $41 million on our investment portfolio primarily due to an increase in market interest rates in the current markets than when the securities were purchased, and as such, there were no material other-than-temporary impairments during 2014. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.1 years as of December 31, 2014 and 4.3 years as of December 31, 2013. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $466 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2014 and 2013. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points three times, and have changed by less than 100 basis points six times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2014
Investment income (a)	$(20)	$(15)	$(9)	$42	$85	$128
Interest expense (b)	—	—	—	—	—	—
Pretax	$(20)	$(15)	$(9)	$42	$85	$128
As of December 31, 2013
Investment income (a)	$(24)	$(16)	$(8)	$26	$52	$79
Interest expense (b)	—	—	—	—	—	—
Pretax	$(24)	$(16)	$(8)	$26	$52	$79

(a)	As of December 31, 2014 and 2013, some of our investments had interest rates below 3% so the assumed hypothetical change in pretax earnings does not reflect the full 3% point reduction.

(b)
The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2014 or December 31, 2013 or under our commercial paper program (commenced in October 2014) at December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,935	$1,138
Investment securities	7,598	8,090
Receivables, less allowance for doubtful accounts of $137 in 2014 and $118 in 2013	1,168	950
Other current assets	4,011	2,122
Total current assets	14,712	12,300
Property and equipment, net	1,419	1,218
Long-term investment securities	1,949	1,710
Goodwill	3,711	3,733
Other long-term assets	1,675	1,774
Total assets	$23,466	$20,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,475	$3,893
Trade accounts payable and accrued expenses	2,185	1,821
Book overdraft	334	403
Unearned revenues	361	206
Total current liabilities	7,355	6,323
Long-term debt	3,825	2,600
Future policy benefits payable	2,349	2,207
Other long-term liabilities	291	289
Total liabilities	13,820	11,419
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 197,951,551 shares issued at December 31, 2014 and 196,275,506 shares issued at December 31, 2013	33	33
Capital in excess of par value	2,330	2,267
Retained earnings	9,916	8,942
Accumulated other comprehensive income	223	158
Treasury stock, at cost, 48,347,541 shares at December 31, 2014 and 42,245,097 shares at December 31, 2013	(2,856)	(2,084)
Total stockholders’ equity	9,646	9,316
Total liabilities and stockholders’ equity	$23,466	$20,735
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2014	2013	2012
	(in millions, except per share results)
Revenues:
Premiums	$45,959	$38,829	$37,009
Services	2,164	2,109	1,726
Investment income	377	375	391
Total revenues	48,500	41,313	39,126
Operating expenses:
Benefits	38,166	32,564	30,985
Operating costs	7,639	6,355	5,830
Depreciation and amortization	333	333	295
Total operating expenses	46,138	39,252	37,110
Income from operations	2,362	2,061	2,016
Interest expense	192	140	105
Income before income taxes	2,170	1,921	1,911
Provision for income taxes	1,023	690	689
Net income	$1,147	$1,231	$1,222
Basic earnings per common share	$7.44	$7.81	$7.56
Diluted earnings per common share	$7.36	$7.73	$7.47
Dividends declared per common share	$1.11	$1.07	$1.03
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Net income	$1,147	$1,231	$1,222
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	122	(338)	164
Effect of income taxes	(44)	124	(60)
Total change in unrealized investment gains/losses, net of tax	78	(214)	104
Reclassification adjustment for net realized gains included in investment income	(20)	(22)	(33)
Effect of income taxes	7	8	12
Total reclassification adjustment, net of tax	(13)	(14)	(21)
Other comprehensive income (loss), net of tax	65	(228)	83
Comprehensive income	$1,212	$1,003	$1,305
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2012	193,230	$32	$1,938	$6,825	$303	$(1,035)	$8,063
Net income				1,222			1,222
Other comprehensive income					83		83
Common stock repurchases						(518)	(518)
Dividends and dividend equivalents			—	(166)			(166)
Stock-based compensation			82				82
Restricted stock grants and restricted stock unit vesting	15	—					—
Restricted stock forfeitures	(1)	—	—				—
Stock option exercises	1,227	—	60				60
Stock option and restricted stock tax benefit			21				21
Balances, December 31, 2012	194,471	32	2,101	7,881	386	(1,553)	8,847
Net income				1,231			1,231
Other comprehensive loss					(228)		(228)
Common stock repurchases						(531)	(531)
Dividends and dividend equivalents			—	(170)			(170)
Stock-based compensation			92				92
Restricted stock unit vesting	563	—					—
Stock option exercises	1,242	1	66				67
Stock option and restricted stock tax benefit			8				8
Balances, December 31, 2013	196,276	33	2,267	8,942	158	(2,084)	9,316
Net income				1,147			1,147
Other comprehensive income					65		65
Common stock repurchases			(100)			(772)	(872)
Dividends and dividend equivalents			—	(173)			(173)
Stock-based compensation			98				98
Restricted stock unit vesting	966	—					—
Stock option exercises	710	—	52				52
Stock option and restricted stock tax benefit			13				13
Balances, December 31, 2014	197,952	$33	$2,330	$9,916	$223	$(2,856)	$9,646
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$1,147	$1,231	$1,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	426	338
Stock-based compensation	98	92	82
Net realized capital gains	(20)	(22)	(33)
(Benefit) provision for deferred income taxes	(64)	42	(80)
Provision for doubtful accounts	32	37	26
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(264)	(251)	326
Other assets	(952)	(330)	(253)
Benefits payable	582	109	(41)
Other liabilities	413	313	300
Unearned revenues	155	(24)	(43)
Other	42	93	79
Net cash provided by operating activities	1,618	1,716	1,923
Cash flows from investing activities
Acquisitions, net of cash acquired	(18)	(187)	(1,235)
Proceeds from sale of business	72	34	—
Purchases of property and equipment	(528)	(441)	(410)
Proceeds from sales of property and equipment	—	4	—
Purchases of investment securities	(2,883)	(3,261)	(3,221)
Maturities of investment securities	885	1,077	1,497
Proceeds from sales of investment securities	2,409	1,592	1,404
Net cash used in investing activities	(63)	(1,182)	(1,965)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(919)	(150)	(397)
Proceeds from issuance of senior notes, net	1,733	—	990
Repayment of long-term debt	(500)	—	(36)
Common stock repurchases	(872)	(531)	(518)
Dividends paid	(172)	(168)	(165)
Excess tax benefit from stock-based compensation	12	8	22
Change in book overdraft	(69)	79	18
Proceeds from stock option exercises and other, net	29	60	57
Net cash used in financing activities	(758)	(702)	(29)
Increase (decrease) in cash and cash equivalents	797	(168)	(71)
Cash and cash equivalents at beginning of year	1,138	1,306	1,377
Cash and cash equivalents at end of year	$1,935	$1,138	$1,306
Supplemental cash flow disclosures:
Interest payments	$143	$146	$110
Income tax payments, net	$1,030	$734	$745
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$18	$196	$1,535
Less: Fair value of liabilities assumed	—	(9)	(300)
Cash paid for acquired businesses, net of cash acquired	$18	$187	$1,235
The accompanying notes are an integral part of the consolidated financial statements.

Humana, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company focused on making it easy for people to achieve their best health with clinical excellence through coordinated care. The company’s strategy integrates care delivery, the member experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 73% of our total premiums and services revenue from contracts with the federal government in 2014, including 15% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.
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
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, future policy benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.
Business Segment Reclassifications
On January 1, 2014, we reclassified certain of our businesses from our Healthcare Services segment to our Employer Group segment to correspond with internal management reporting changes. Our reportable segments remain the same and prior period segment financial information has been recast to conform to the 2014 presentation. See Note 17 for segment financial information.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Health Care Reform Law imposes an annual premium-based fee on health insurers for each calendar year beginning on or after January 1, 2014 which is not deductible for tax purposes. We are required to estimate a liability for the health insurer fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. We record the liability for the health insurer fee in trade accounts payable and accrued expenses and record the deferred cost in other current assets in our consolidated financial statements. We pay the health insurer fee in September of each year. In September 2014, we paid the federal government $562 million for the annual health insurance industry fee attributed to calendar year 2014, in accordance with the Health Care Reform Law.
The Health Care Reform Law also establishes risk spreading premium stabilization programs effective January 1, 2014. The risk spreading programs are applicable to certain of our commercial medical insurance products. In the aggregate, our commercial medical insurance products represented approximately 18% of our total premiums and services revenue for the year ended December 31, 2014. These programs, commonly referred to as the 3Rs, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridors program designed to more evenly spread the financial risk borne by issuers and to mitigate the risk that issuers would have mispriced products. The transitional reinsurance and temporary risk corridors programs are for years 2014 through 2016, with potential for additional reinsurance recoveries through 2018 to the extent funds are available. Policies issued prior to March 23, 2010 are considered grandfathered policies and are exempt from the 3Rs. Certain states have allowed non-grandfathered policies issued prior to January 1, 2014 to extend the date of required transition to policies compliant with the Health Care Reform Law to as late as 2017. Accordingly, such policies are exempt from the 3Rs until they transition to policies compliant with the Health Care Reform Law.
The permanent risk adjustment program adjusts the premiums that commercial individual and small group health insurance issuers receive based on the demographic factors and health status of each member as derived from current year medical diagnosis as reported throughout the year. This program transfers funds from lower risk plans to higher risk plans within similar plans in the same state. The risk adjustment program is applicable to commercial individual and small group health plans (except certain exempt and grandfathered plans as discussed above) operating both inside and outside of the health insurance exchanges established under the Health Care Reform Law. Under the risk adjustment program, a risk score is assigned to each covered member to determine an average risk score at the individual and small group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Plans with an average risk score below the state average will pay into a pool and health insurance issuers with an average risk score that is greater than the state average risk score will receive money from that pool. We generally rely on providers, including certain network providers who are our employees, to appropriately document all medical data, including the diagnosis codes submitted with claims, as the basis for our risk scores under the program. Our estimate of amounts receivable and/or payable under the risk adjustment program is based on our estimate of both our own and the state average risk scores. Assumptions used in these estimates include but are not limited to geographic considerations including our historical experience in markets we have participated in over a long period of time, member demographics (including age and gender for our members and other health insurance issuers), our pricing model, sales data for each metal tier (different metal tiers yield different risk scores), the mix of previously underwritten membership as compared to new members in plans compliant with the Health Care Reform Law, published third party studies, and other publicly available data including regulatory plan filings. We expect to refine our estimates as new information becomes available, including additional data released by the Department of Health and Human Services, or HHS, regarding estimates of state average risk scores. Risk adjustment is subject to audit by HHS, however, there will be no payments associated with these audits for 2014 or 2015, the first two years of the program.
The temporary risk corridor program applies to individual and small group Qualified Health Plans (or substantially equivalent plans), or QHPs, as defined by HHS, operating both inside and outside of the exchanges. Accordingly, plans subject to risk adjustment that are not QHPs, including our small group health plans, will not be subject to the risk corridor program. The risk corridor provisions limit issuer gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from HHS. Variances from the target exceeding certain thresholds may result in HHS

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

making additional payments to us or require us to refund HHS a portion of the premiums we received. HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations.
We estimate and recognize adjustments to premiums revenue for the risk adjustment and risk corridor provisions by projecting our ultimate premium for the calendar year separately for individual and group plans by state and legal entity. Estimated calendar year settlement amounts are recognized ratably during the year and are revised each period to reflect current experience, including changes in risk scores derived from medical diagnoses submitted by providers. We record receivables or payables at the individual or group level within each state and legal entity and classify the amounts as current or long-term in our consolidated balance sheets based on the timing of expected settlement.
The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans compliant with the Health Care Reform Law in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than these non-grandfathered individual plans as an assessment in operating costs in our consolidated statements of income. We account for contributions made by individual commercial plans compliant with the Health Care Reform Law, which are subject to recoveries, as ceded premiums (a reduction of premiums) and similarly we account for any recoveries as ceded benefits (a reduction of benefits expense) in our consolidated statements of income.
We are required to remit payment for our per member reinsurance contribution, exclusive of the portion payable to the U.S. Treasury, by January 15 of the year following the benefit year, or January 15, 2015 for the 2014 benefit year. The portion of the reinsurance contribution due to the U.S. Treasury must be paid by November 15 of the year following the benefit year, or November 15, 2015 for the 2014 benefit year. Risk adjustment calculations will be completed and HHS will notify us of recoveries due or payments owed to/from us under the risk adjustment and reinsurance programs by June 30 of the year following the benefit year. Following this notification, risk corridor calculations are then due by July 31 of the year following the benefit year. Payments due to HHS under the risk adjustment and risk corridor programs must be remitted within 30 days of notification for each program and will be collected prior to the distribution of recoveries by HHS under each program. Payment and recovery amounts will be settled with HHS annually in the second half of the year following the benefit year. Accordingly, for the 2014 benefit year, we expect to receive recoveries and/or pay amounts due under these programs in the second half of 2015.
In addition to the provisions discussed above, beginning in 2014, HHS pays us a portion of the health care costs for low-income individual members for which we assume no risk in accordance with the Health Care Reform Law. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefits expense for these subsidies. Receipt and payment activity is accumulated at the state and legal entity level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the state and legal entity balance at the end of the reporting period. We will be notified of final settlement amounts by June 30 of the year following the benefit year. Receipts from HHS associated with cost sharing subsidies for which we do not assume risk were approximately $281 million, exceeding payments of $255 million by $26 million for the year ended December 31, 2014. See Note 7 for detail regarding amounts recorded to the consolidated balance sheets related to the 3Rs.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Receivables and Revenue Recognition
We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our Medicare contracts with CMS renew annually. Our military services contracts with the federal government and our contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions. Individual polices are subject to the requirements of the Health Care Reform Law as discussed previously.
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
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the individual, small group, and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by HHS, separately by state and legal entity. Beginning in 2014, Medicare Advantage products were also subject to minimum benefit ratio requirements under the Health Care Reform Law. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.
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
The risk corridor provisions compare costs targeted in our bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. As risk corridor provisions are considered in our overall annual bid process, we estimate and recognize an adjustment to premiums revenue related to these provisions based upon pharmacy claims experience. We record a receivable or payable at the contract level and classify the amount as current or long-term in our consolidated balance sheets based on the timing of expected settlement.
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2014, subsidy and discount payments of $6.7 billion exceeded reimbursements of $5.8 billion by $945 million. For 2013, subsidy and discount payments of $4.8 billion exceeded reimbursements of $4.6 billion by $154 million. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. Settlement with CMS for brand name prescription drug discounts is based on a reconciliation made approximately 14 to 18 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data. See Note 6 for detail regarding amounts recorded to our consolidated balance sheets related to the risk corridor settlement and subsidies from CMS.
Military Services
On April 1, 2012, we began delivering services under our current TRICARE South Region contract with the DoD. Under the terms of the current TRICARE South Region contract, the federal government retains all of the risk of the cost of health benefits and we do not record premiums revenue or benefits expense in our consolidated statements of income related to these health care costs and related reimbursements. Instead, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement as discussed further under our description of services revenue that follows. Our previous TRICARE South Region contract that expired on March 31, 2012 provided a financial interest in the underlying health care cost; therefore, we reported revenues on a

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gross basis. We shared the risk with the federal government for the cost of health benefits incurred under our previous contract, earning more revenue or incurring additional cost based on the variance of actual health care costs from an annually negotiated target health care cost. TRICARE revenues under the previous contract consisted generally of (1) an insurance premium for assuming underwriting risk for the cost of civilian health care services delivered to eligible beneficiaries; (2) health care services provided to beneficiaries which were in turn reimbursed by the federal government; and (3) administrative services fees related to claim processing, customer service, enrollment, and other services. We recognized the insurance premium as revenue ratably over the period coverage was provided. Health care services reimbursements were recognized as revenue in the period health services were provided. Administrative services fees were recognized as revenue in the period services were performed. We deferred the recognition of any contingent revenues for favorable variances until the end of the contract period when the amount was determinable and the collectibility was reasonably assured. We estimated and recognized contingent benefits expense for unfavorable variances currently in our results of operations.
Services Revenue
Patient services revenue
Patient services include injury and illness care and related services as well as other healthcare services related to employer needs or as required by law. Patient services revenues are recognized in the period services are provided to the customer when the sales price is fixed or determinable, and are net of contractual allowances.
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
Our TRICARE members are served by both in-network and out-of-network providers in accordance with the current contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2014, health care cost reimbursements and payments were each approximately $3.2 billion for the year. For 2013, health care cost reimbursements were $3.2 billion, exceeding payments of $3.2 billion by $5 million. For the first nine months of the current contract, April 1, 2012 to December 31, 2012, health care cost payments were $2.1 billion, exceeding reimbursements of $2.0 billion by $56 million.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
Policy Acquisition Costs
Policy acquisition costs are those costs that relate directly to the successful acquisition of new and renewal insurance policies. Such costs include commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred. These short-duration employer-group prepaid health services policies typically have a 1-year term and may be cancelled upon 30 days notice by the employer group.
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
We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation of future discounted cash flows to determine fair value of our reporting units. Impairment tests completed for 2014, 2013, and 2012 did not result in an impairment loss.
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
Benefits Payable and Benefits Expense Recognition
Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in our consolidated balance sheets. Other supplemental benefits include dental, vision, and other supplemental health and financial protection products.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Derivative Financial Instruments
On October 29, 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, a privately held Medical Services Organization, or MSO, headquartered in Miami, Florida that coordinates medical care for Medicare Advantage and Medicaid beneficiaries primarily in Florida and Texas. Our agreement with MCCI includes a put option that would allow the controlling interest holder to put their interest to us after a specified date as well as a call option that would allow us to purchase the controlling interest after a specified date. Accordingly, we recorded, at fair value, a liability and an asset associated with the put and call, respectively. Changes in the fair value of the liability and asset during the years ended December 31, 2014, 2013, and 2012 were not material to our results of operations, financial condition, or cash flows.
At times, we may use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. We were not party to any interest-rate swap agreements in 2014, 2013, or 2012.
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
Fair value of actively traded debt securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. We obtain at least one price for each security from a third party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third party pricing service may use quoted market prices of comparable securities or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates, and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third party investment advisor. In addition, on a quarterly basis we examine the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels, and various durations.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On December 21, 2012, we acquired Metropolitan Health Networks, Inc., or Metropolitan, an MSO that coordinates medical care for Medicare Advantage beneficiaries and Medicaid recipients, primarily in Florida. We acquired all of the outstanding shares of Metropolitan and repaid all outstanding debt of Metropolitan for a transaction value of $851 million, plus transaction expenses. The total consideration of $851 million exceeded our estimated fair value of the net tangible assets acquired by approximately $827 million, of which we allocated $263 million to other intangible assets and $564 million to goodwill. A majority of the goodwill was assigned to the Healthcare Services segment and a portion to our Retail segment. Goodwill and other intangible assets are not amortizable as deductible expenses for tax purposes. The other intangible assets, which primarily consist of customer contracts and trade names, have a weighted average useful life of 8.4 years.
On October 29, 2012, we acquired a noncontrolling equity interest in MCCI, a privately held MSO headquartered in Miami, Florida that coordinates medical care for Medicare Advantage and Medicaid beneficiaries primarily in Florida and Texas.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 6, 2012, we acquired Humana At Home, Inc. (formerly known as SeniorBridge Family Companies, Inc.), or Humana At Home, a chronic-care provider of in-home care for seniors, expanding our existing clinical and home health capabilities and strengthening our offerings for members with complex chronic-care needs. The allocation of the purchase price resulted in goodwill of $99 million and other intangible assets of $14 million. The goodwill was assigned to the Healthcare Services segment. Goodwill and other intangible assets are not amortizable as deductible expenses for tax purposes. The other intangible assets, which primarily consist of customer contracts, trade name, and technology, have a weighted average useful life of 5.2 years.
Effective March 31, 2012, we acquired Arcadian Management Services, Inc., or Arcadian, a Medicare Advantage health maintenance organization (HMO) serving members in 15 U.S. states, increasing Medicare membership and expanding our Medicare footprint and future growth opportunities in these areas. The allocation of the purchase price resulted in goodwill of $44 million and other intangible assets of $38 million. The goodwill was assigned to the Retail segment. Goodwill and other intangible assets are not amortizable as deductible expenses for tax purposes. The other intangible assets, which primarily consist of customer contracts and provider contracts, have a weighted average useful life of 9.7 years.
The results of operations and financial condition of American Eldercare, Metropolitan, Humana At Home, and Arcadian have been included in our consolidated statements of income and consolidated balance sheets from the acquisition dates. In addition, during 2014, 2013 and 2012, we acquired other health and wellness and technology related businesses which, individually or in the aggregate, have not had, or are not expected to have, a material impact on our results of operations, financial condition, or cash flows. Acquisition-related costs recognized in each of 2014, 2013, and 2012 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the current year were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2014 and 2013, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$365	$10	$(1)	$374
Mortgage-backed securities	1,453	50	(5)	1,498
Tax-exempt municipal securities	2,931	140	(3)	3,068
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	846	16	(19)	843
Asset-backed securities	28	1	—	29
Corporate debt securities	3,432	299	(13)	3,718
Total debt securities	$9,072	$516	$(41)	$9,547
December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$584	$6	$(6)	$584
Mortgage-backed securities	1,834	34	(48)	1,820
Tax-exempt municipal securities	2,911	93	(33)	2,971
Mortgage-backed securities:
Residential	22	—	—	22
Commercial	662	20	(9)	673
Asset-backed securities	63	1	(1)	63
Corporate debt securities	3,474	223	(30)	3,667
Total debt securities	$9,550	$377	$(127)	$9,800

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2014 and 2013, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$79	$—	$80	$(1)	$159	$(1)
Mortgage-backed securities	22	—	320	(5)	342	(5)
Tax-exempt municipal securities	131	(1)	118	(2)	249	(3)
Mortgage-backed securities:
Residential	1	—	4	—	5	—
Commercial	31	(1)	267	(18)	298	(19)
Asset-backed securities	13	—	—	—	13	—
Corporate debt securities	219	(6)	128	(7)	347	(13)
Total debt securities	$496	$(8)	$917	$(33)	$1,413	$(41)
December 31, 2013
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$231	$(6)	$5	$—	$236	$(6)
Mortgage-backed securities	1,076	(47)	21	(1)	1,097	(48)
Tax-exempt municipal securities	693	(28)	57	(5)	750	(33)
Mortgage-backed securities:
Residential	6	—	1	—	7	—
Commercial	270	(8)	40	(1)	310	(9)
Asset-backed securities	35	(1)	—	—	35	(1)
Corporate debt securities	594	(28)	17	(2)	611	(30)
Total debt securities	$2,905	$(118)	$141	$(9)	$3,046	$(127)
Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2014. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At December 31, 2014, 7% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 36% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 64% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 11%. In addition, 16% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2014 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2014.
The percentage of corporate securities associated with the financial services industry was 21% at December 31, 2014 and 23% at December 31, 2013.
All issuers of securities we own that were trading at an unrealized loss at December 31, 2014 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets than when the securities were purchased. At December 31, 2014, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2014.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(in millions)
Gross realized gains	$29	$33	$38
Gross realized losses	(9)	(11)	(5)
Net realized capital gains	$20	$22	$33
There were no material other-than-temporary impairments in 2014, 2013, or 2012.
The contractual maturities of debt securities available for sale at December 31, 2014, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$530	$534
Due after one year through five years	2,060	2,164
Due after five years through ten years	2,036	2,145
Due after ten years	2,102	2,317
Mortgage and asset-backed securities	2,344	2,387
Total debt securities	$9,072	$9,547

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2014 and 2013, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2014
Cash equivalents	$1,712	$1,712	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	374	—	374	—
Mortgage-backed securities	1,498	—	1,498	—
Tax-exempt municipal securities	3,068	—	3,060	8
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	843	—	843	—
Asset-backed securities	29	—	28	1
Corporate debt securities	3,718	—	3,695	23
Total debt securities	9,547	—	9,515	32
Total invested assets	$11,259	$1,712	$9,515	$32
December 31, 2013
Cash equivalents	$876	$876	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	584	—	584	—
Mortgage-backed securities	1,820	—	1,820	—
Tax-exempt municipal securities	2,971	—	2,958	13
Mortgage-backed securities:
Residential	22	—	22	—
Commercial	673	—	673	—
Asset-backed securities	63	—	62	1
Corporate debt securities	3,667	—	3,644	23
Total debt securities	9,800	—	9,763	37
Total invested assets	$10,676	$876	$9,763	$37
There were no material transfers between Level 1 and Level 2 during 2014 or 2013.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 3 assets had a fair value of $32 million at December 31, 2014, or 0.3% of our total invested assets. During the years ended December 31, 2014, 2013, and 2012, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the years ended December 31,
	2014			2013			2012
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$24	$13	$37	$25	$13	$38	$25	$16	$41
Total gains or losses:
Realized in earnings	—	—	—	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—
Sales	—	(5)	(5)	—	—	—	—	(3)	(3)
Settlements	—	—	—	(1)	—	(1)	—	—	—
Balance at December 31	$24	$8	$32	$24	$13	$37	$25	$13	$38
Financial Liabilities
Our long-term debt, recorded at carrying value in our consolidated balance sheets, was $3,825 million at December 31, 2014 and $2,600 million at December 31, 2013. The fair value of our long-term debt was $4,102 million at December 31, 2014 and $2,751 million at December 31, 2013. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed our acquisitions of American Eldercare, Metropolitan, SeniorBridge, Arcadian, and other companies during 2014, 2013, and 2012. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no assets or liabilities measured at fair value on a nonrecurring basis during 2014, 2013, or 2012.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. MEDICARE PART D
As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2014 and 2013:

	2014		2013
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$105	$1,690	$45	$743
Trade accounts payable and accrued expenses	(36)	(32)	(71)	(30)
Net current asset (liability)	$69	$1,658	$(26)	$713
7. COMMERCIAL 3Rs
The accompanying consolidated balance sheets include the following amounts associated with the 3Rs at December 31, 2014. No such amounts were recorded in our consolidated balance sheet at December 31, 2013 as the programs were not effective until January 1, 2014.

	2014
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
Premiums receivable	$131	$—	$—
Other current assets	—	586	55
Trade accounts payable and accrued expenses	(89)	—	(4)
Net current asset	$42	$586	$51

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2014 and 2013:

	2014	2013
	(in millions)
Land	$20	$20
Buildings and leasehold improvements	763	693
Equipment	709	639
Computer software	1,714	1,396
	3,206	2,748
Accumulated depreciation	(1,787)	(1,530)
Property and equipment, net	$1,419	$1,218
Depreciation expense was $328 million in 2014, $309 million in 2013, and $263 million in 2012, including amortization expense for capitalized internally developed and purchased software of $191 million in 2014, $172 million in 2013, and $151 million in 2012.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2014 segment change discussed in Note 2. Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2014 and 2013 were as follows:

	Retail	Employer Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at December 31, 2012	$931	$363	$2,254	$92	$3,640
Acquisitions	76	—	40	—	116
Dispositions	—	—	(17)	—	(17)
Subsequent payments/adjustments	—	—	(6)	—	(6)
Balance at December 31, 2013	1,007	363	2,271	92	3,733
Acquisitions	—	—	19	—	19
Dispositions	—	—	(40)	—	(40)
Subsequent payments/adjustments	—	—	(1)	—	(1)
Balance at December 31, 2014	$1,007	$363	$2,249	$92	$3,711
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2014 and 2013:

	Weighted Average Life	2014			2013
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.8 years	$764	$368	$396	$792	$310	$482
Trade names and technology	13.2 years	198	66	132	200	40	160
Provider contracts	15.0 years	51	21	30	51	23	28
Noncompetes and other	6.5 years	51	37	14	52	29	23
Total other intangible assets	10.5 years	$1,064	$492	$572	$1,095	$402	$693

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for other intangible assets was approximately $121 million in 2014, $117 million in 2013, and $75 million in 2012. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,:
2015	$101
2016	94
2017	85
2018	78
2019	66
10. BENEFITS PAYABLE
Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Balances at January 1	$3,893	$3,775	$3,415
Acquisitions	—	5	66
Incurred related to:
Current year	38,641	32,711	30,198
Prior years	(518)	(474)	(257)
Total incurred	38,123	32,237	29,941
Paid related to:
Current year	(34,357)	(29,103)	(26,738)
Prior years	(3,262)	(3,021)	(2,909)
Total paid	(37,619)	(32,124)	(29,647)
Reinsurance recoverable	78	—	—
Balances at December 31	$4,475	$3,893	$3,775
Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $518 million in 2014, $474 million in 2013, and $257 million in 2012. The favorable medical claims reserve development for 2014, 2013, and 2012 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. The improvements during 2014 and 2013 resulted from increased membership and favorable medical claims reserve development due to better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefited from these improvements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefits expense associated with military services and provisions associated with future policy benefits excluded from the previous table was as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Military services	$11	$(27)	$908
Future policy benefits	32	354	136
Total	$43	$327	$1,044
Military services benefit expense for 2014 reflects expenses associated with our contracts with the Veterans Administration. Military services benefit expense for 2013 reflects the beneficial effect of a favorable settlement of contract claims with the DoD partially offset by expenses associated with our contracts with the Veterans Administration. Due to the transition to the current TRICARE South Region contract on April 1, 2012, which is accounted for as an administrative services only contract as more fully described in Note 2 there was no military services benefits payable at December 31, 2014 or 2013. This transition is also the primary reason for the decline in military services benefits expense from 2012 to 2013.
The higher benefits expense associated with future policy benefits payable during 2013 relates to reserve strengthening for our closed block of long-term care insurance policies acquired in connection with the 2007 KMG America Corporation, or KMG, acquisition more fully described in Note 18.
11. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Current provision:
Federal	$1,006	$595	$708
States and Puerto Rico	81	53	61
Total current provision	1,087	648	769
Deferred (benefit) provision	(64)	42	(80)
Provision for income taxes	$1,023	$690	$689
The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2014, 2013 and 2012 due to the following:

	2014	2013	2012
	(in millions)
Income tax provision at federal statutory rate	$759	$672	$669
States, net of federal benefit, and Puerto Rico	48	32	27
Tax exempt investment income	(27)	(26)	(26)
Health insurer fee	204	—	—
Nondeductible executive compensation	22	6	14
Other, net	17	6	5
Provision for income taxes	$1,023	$690	$689
The provision for income taxes for 2014, 2013, and 2012 reflects a $22 million, $6 million, and $14 million, respectively, estimated impact from limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014, we do not have material uncertain tax positions reflected in our consolidated balance sheet.
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2014 and 2013 were as follows:

	Assets (Liabilities)
	2014	2013
	(in millions)
Future policy benefits payable	$320	$303
Compensation and other accrued expenses	176	185
Benefits payable	138	111
Net operating loss carryforward	52	51
Deferred acquisition costs	57	46
Unearned premiums	21	10
Other	18	10
Total deferred income tax assets	782	716
Valuation allowance	(48)	(28)
Total deferred income tax assets, net of valuation allowance	734	688
Depreciable property and intangible assets	(410)	(453)
Investment securities	(168)	(78)
Prepaid expenses	(55)	(83)
Total deferred income tax liabilities	(633)	(614)
Total net deferred income tax assets (liabilities)	$101	$74
Amounts recognized in the consolidated balance sheets:
Other current assets	$87	$60
Other long-term assets	14	14
Trade accounts payable and accrued expenses	—	—
Total net deferred income tax assets (liabilities)	$101	$74
At December 31, 2014, we had approximately $141 million of net operating losses to carry forward related to prior acquisitions and our Puerto Rico subsidiaries. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2015 through 2033. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $108 million of these net operating loss carryforwards and $20 million of other items related to Puerto Rico. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.
We provide for income taxes on the undistributed earnings of our Puerto Rico operations using that jurisdiction’s tax rate, which has been lower historically than the U.S. statutory tax rate. Permanent investment of these earnings has resulted in cumulative unrecognized deferred tax liabilities of approximately $31 million as of December 31, 2014.
We file income tax returns in the United States and certain foreign jurisdictions. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2012 and prior years. Our 2013 tax return is in the post-filing review period under the Compliance Assurance Process (CAP). Our 2014 tax return is under advance review by the IRS under CAP. With few exceptions, which are immaterial in the aggregate, we no longer are

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to state, local and foreign tax examinations for years before 2011. As of December 31, 2014, we are not aware of any material adjustments that may be proposed.
12. DEBT
The carrying value of long-term debt outstanding was as follows at December 31, 2014 and 2013:

	2014	2013
	(in millions)
Long-term debt:
Senior notes:
$500 million, 6.45% due June 1, 2016	$—	$517
$500 million, 7.20% due June 15, 2018	504	505
$300 million, 6.30% due August 1, 2018	312	314
$400 million, 2.625% due October 1, 2019	400	—
$600 million, 3.15% due December 1, 2022	598	598
$600 million, 3.85% due October 1, 2024	599	—
$250 million, 8.15% due June 15, 2038	266	266
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.95% due October 1, 2044	746	—
Total long-term debt	$3,825	$2,600
Senior Notes
In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem the $500 million 6.45% senior unsecured notes as discussed below.

In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $560 million. We recognized a loss on extinguishment of debt, included in interest expense, of approximately $37 million for the redemption of these notes.

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
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $32 million as of December 31, 2014 and $54 million as of December 31, 2013.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement
Our 5-year $1.0 billion unsecured revolving credit agreement expires July 2018. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 90 to 150 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 10 and 25 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $7.8 billion at December 31, 2014 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.6 billion and actual leverage ratio of 1.4:1, as measured in accordance with the credit agreement as of December 31, 2014. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At December 31, 2014, we had no borrowings outstanding under the credit agreement. We have outstanding letters of credit of $4 million issued under the credit agreement at December 31, 2014. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2014, we had $996 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amounts outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes, including to repurchase shares of our common stock. The maximum principal amount of commercial paper borrowings outstanding at any one time during the year ended December 31, 2014 was $175 million. There were no outstanding borrowings at December 31, 2014.
13. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $176 million in 2014, $155 million in 2013, and $138 million in 2012, all of which was funded currently to the extent it was deductible for federal income tax purposes. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $143.63 on December 31, 2014, approximately 13% of the retirement and savings plan’s assets were invested in our common stock, or approximately 2.8 million shares, representing 2% of the shares outstanding as of December 31, 2014. At December 31, 2014, approximately 4.1 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation
We have plans under which options to purchase our common stock and restricted stock, including both restricted stock units and restricted stock awards, have been granted to executive officers, directors and key employees. The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. The stock awards of retirement-eligible participants will continue to vest upon retirement from the Company. Our equity award program includes a retirement provision that generally treats employees with a combination of age and years of services with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock or treasury stock. The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$91	$84	$66
Stock options	7	8	16
Total stock-based compensation expense	98	92	82
Tax benefit recognized	(22)	(22)	(21)
Stock-based compensation expense, net of tax	$76	$70	$61
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $30 million in 2014, $20 million in 2013, and $43 million in 2012. There was no capitalized stock-based compensation expense during these years.
At December 31, 2014, there were 19.3 million shares reserved for stock award plans. These reserved shares included giving effect to, under the 2011 Plan, 10.6 million shares of common stock available for future grants assuming all stock options were granted or 4.6 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests three years from the date of grant. Certain restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $103.57 in 2014, $73.50 in 2013, and $85.29 in 2012. Activity for our restricted stock was as follows for the year ended December 31, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2013	3,642	$71.84
Granted	1,264	103.57
Vested	(972)	62.68
Forfeited	(299)	75.38
Nonvested restricted stock at December 31, 2014	3,635	$85.52

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of shares vested was $99 million during 2014, $52 million during 2013, and $75 million during 2012. Total compensation expense not yet recognized related to nonvested restricted stock was $92 million at December 31, 2014. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.
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
The weighted-average fair value of each option granted during 2014, 2013, and 2012 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2014	2013	2012
Weighted-average fair value at grant date	$22.45	$21.80	$30.15
Expected option life (years)	4.3 years	4.4 years	4.4 years
Expected volatility	27.6%	38.8%	46.3%
Risk-free interest rate at grant date	1.3%	0.8%	0.8%
Dividend yield	1.1%	1.5%	1.2%
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
Activity for our option plans was as follows for the year ended December 31, 2014:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2013	1,272	$72.81
Granted	244	102.91
Exercised	(715)	72.27
Forfeited	(33)	82.78
Options outstanding at December 31, 2014	768	$82.45
Options exercisable at December 31, 2014	179	$67.57
As of December 31, 2014, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $49 million, and a weighted-average remaining contractual term of 4.4 years. As of December 31, 2014, exercisable stock options had an aggregate intrinsic value of $14 million, and a weighted-average remaining contractual term of 3.1 years. The total intrinsic value of stock options exercised during 2014 was $32 million, compared

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with $39 million during 2013 and $45 million during 2012. Cash received from stock option exercises totaled $52 million in 2014, $67 million in 2013, and $60 million in 2012.
Total compensation expense not yet recognized related to nonvested options was $6 million at December 31, 2014. We expect to recognize this compensation expense over a weighted-average period of approximately 1.6 years.
14. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$1,147	$1,231	$1,222
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	154,187	157,503	161,484
Dilutive effect of:
Employee stock options	230	322	576
Restricted stock	1,457	1,326	1,397
Shares used to compute diluted earnings per common share	155,874	159,151	163,457
Basic earnings per common share	$7.44	$7.81	$7.56
Diluted earnings per common share	$7.36	$7.73	$7.47
Number of antidilutive stock options and restricted stock awards excluded from computation	320	704	754

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2012, 2013, and 2014 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2012	$1.02	$165
2013	$1.06	$167
2014	$1.10	$170
In October 2014, the Board declared a cash dividend of $0.28 per share that was paid on January 30, 2015 to stockholders of record on December 31, 2014, for an aggregate amount of $42 million. Declaration and payment of future quarterly dividends is at the discretion of the Board and may be adjusted as business needs or market conditions change.
Stock Repurchases
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with the current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. During 2014, we repurchased 1.60 million shares in open market transactions for $195 million at an average price of $121.68 under previous share repurchase authorizations and we repurchased 4.10 million shares in open market transactions for $535 million at an average price of $130.42 under the current authorization, including $400 million of shares repurchased under an accelerated stock repurchase, or ASR, agreement described further below. During 2013, we repurchased 5.77 million shares in open market transactions for $502 million at an average price of $86.97 under previous share repurchase authorizations. During 2012, we repurchased 6.25 million shares in open market transactions for $460 million at an average price of $73.66 under previous share repurchase authorizations. As of February 18, 2015, the remaining authorized amount under the current authorization totaled $1.37 billion, which includes $100 million of stock held back as part of the accelerated share repurchase agreement as more fully described below.
On November 7, 2014, we announced that we had entered into an accelerated share repurchase agreement, or ASR Agreement, with Goldman, Sachs & Co., or Goldman Sachs, to repurchase $500 million of our common stock as part of the $2 billion share repurchase program authorized in September 2014. Under the ASR Agreement, on November 10, 2014, we made a payment of $500 million to Goldman Sachs from available cash on hand and received an initial delivery of 3.06 million shares of our common stock from Goldman Sachs based on the then current market price of Humana common stock.  The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $400 million increase in treasury stock, which reflects the value of the initial 3.06 million shares received upon initial settlement, and a $100 million decrease in capital in excess of par value, which reflects the value of stock held back by Goldman Sachs pending final settlement of the ASR Agreement. The final number of shares that we may receive, or be required to remit, under the ASR Agreement will be determined based on the daily volume-weighted average share price of our common stock over the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Final settlement under the ASR Agreement will occur by the end of the first quarter of 2015. The ASR agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms upon certain specified events, the circumstances generally under which final settlement of the ASR Agreement may be accelerated or extended or the ASR agreement may be terminated early by Goldman Sachs or us, and various acknowledgments and representations made by the parties to each other. At final settlement, under certain circumstances, we may be entitled to receive additional shares of our

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock from Goldman Sachs or we may be required to make a payment. If we are obligated to make a payment, we may elect to satisfy such obligation in cash or shares of our common stock.  The obligations of Goldman Sachs under the ASR agreement are guaranteed by The Goldman Sachs Group, Inc.
In connection with employee stock plans, we acquired 0.4 million common shares for $42 million in 2014, 0.3 million common shares for $29 million in 2013, and 0.7 million common shares for $58 million in 2012.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $6.0 billion and $5.5 billion as of December 31, 2014 and 2013, respectively, which exceeded aggregate minimum regulatory requirements of $4.1 billion and $3.5 billion, respectively. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2015 is approximately $800 million in the aggregate. This compares to dividends that were paid to our parent company in 2014 of approximately $927 million.
16. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Leases
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2027. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Rent expense	$226	$227	$218
Sublease rental income	(14)	(11)	(11)
Net rent expense	$212	$216	$207

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future annual minimum payments due subsequent to December 31, 2014 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in millions)
For the years ending December 31,:
2015	$232	$(17)	$215
2016	198	(16)	182
2017	163	(15)	148
2018	110	(13)	97
2019	78	(9)	69
Thereafter	364	(9)	355
Total	$1,145	$(79)	$1,066
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $94 million in 2015, $45 million in 2016, $20 million in 2017, $16 million in 2018, and none thereafter. Purchase obligations exclude agreements that are cancelable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014, we were not involved in any SPE transactions.
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
Government Contracts
Our Medicare products, which accounted for approximately 72% of our total premiums and services revenue for the year ended December 31, 2014, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2015, and all of our product offerings filed with CMS for 2015 have been approved.
CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity of covered members. The risk-adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s traditional fee-for-service Medicare program (referred to as "Medicare FFS"). Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.
CMS is continuing to perform audits of various companies’ selected MA contracts related to this risk adjustment diagnosis data. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices which influence the calculation of premium payments to MA plans.
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for an MA contract, if any, the results of the audit sample will be extrapolated to the entire MA contract based upon a comparison to “benchmark” audit data in Medicare FFS (which we refer to as the "FFS Adjuster"). This comparison to the Medicare FFS benchmark audit is necessary to determine the economic impact, if any, of audit results because the government program data set, including any attendant errors that are present in that data set, provides the basis for MA plans’ risk adjustment to payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the government program data set).
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
In addition, CMS' comments in formalized guidance regarding “overpayments” to MA plans appear to be inconsistent with CMS' prior RADV audit guidance. These statements, contained in the preamble to CMS’ final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015,

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without reconciliation to the principles underlying the FFS Adjuster referenced above. We will continue to work with CMS to ensure that MA plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.
At December 31, 2014, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2014, primarily consisted of the TRICARE South Region contract. The current five-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On January 27, 2015, we received notice from the Defense Health Agency, or DHA, of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2016.
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
Our state-based Medicaid business accounted for approximately 2% of our total premiums and services revenue for the year ended December 31, 2014. In addition to our state-based Medicaid contracts in Florida and Kentucky, we have contracts in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. In addition, we began serving members in Long-Term Care Support Services (LTSS) regions in Florida at various effective dates ranging from the second half of 2013 through the first quarter of 2014.
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
Legal Proceedings and Certain Regulatory Matters
Florida Matters
On December 16, 2010, an individual filed a qui tam suit captioned United States of America ex rel. Marc Osheroff v. Humana et al. in the Southern District of Florida, against us, several of our health plan subsidiaries, and certain other companies that operate medical centers in Miami-Dade County, Florida. After the U.S. government declined to intervene, the Court ordered the complaint unsealed, and the individual plaintiff amended his complaint and served the Company on December 8, 2011. The amended complaint alleged certain civil violations by our CAC Medical Centers in Florida, including offering various amenities such as transportation and meals, to Medicare and dual eligible individuals in our community center settings. The amended complaint also alleged civil violations by our Medicare Advantage health plans in Florida, arising from the alleged activities of our CAC Medical Centers and the codefendants in the complaint. The amended complaint sought damages and penalties on behalf of the United States under the Anti-Inducement and Anti-Kickback Statutes and the False Claims Act. On September 28, 2012, the Court dismissed, with prejudice, all causes of action that were asserted in the amended complaint. On November 19, 2013, the individual plaintiff appealed the dismissal of the amended complaint. On January 16, 2015, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of the amended complaint.
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. After the Court dismissed her complaint, the individual plaintiff filed a second amended complaint on October 23, 2014, which all defendants answered and moved to dismiss, which motions are pending with the Court. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.
Recently, the Civil Division of the United States Department of Justice provided us with an information request, separate from but related to the Plaza Medical matter, concerning our Medicare Part C risk adjustment practices. The request relates to our oversight and submission of risk adjustment data generated by providers in our Medicare Advantage network, including the providers identified in the Plaza Medical matter, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by us, including medical record reviews conducted as part of our data and payment accuracy compliance efforts, the use of health and well-being assessments, and our fraud detection efforts. We continue to cooperate with and voluntarily respond to the information requests from the Department of Justice and the U.S. Attorney’s Office.
Other Lawsuits and Regulatory Matters
Our current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance, health care delivery and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, utilization management practices, pharmacy benefits, access to care, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future.
We record accruals for the contingencies discussed in both sections above to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because of the inherently unpredictable nature of legal proceedings, which also may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.
The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting judgments, penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities or as a result of actions by third parties. Nevertheless, it is reasonably possible that any such outcome of litigation, judgments, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows, and may also affect our reputation.

17. SEGMENT INFORMATION
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
The Retail segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products, marketed directly to individuals, and includes our contract with CMS to administer the LI-NET prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Employer Group segment consists of Medicare and commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary benefit products, as well as administrative services only, or ASO, products and our health and wellness products primarily marketed to employer groups. The Healthcare Services segment includes services offered to our health plan members as well as to third parties including pharmacy solutions, provider services, home based services, integrated behavioral health services, and predictive modeling and informatics services. The Other Businesses category consists of our military services, primarily our TRICARE South Region contract, Puerto Rico Medicaid, and closed-block long-term care insurance policies.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $9.7 billion in 2014, $7.3 billion in 2013, and $6.3 billion in 2012. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $116 million in 2014, $93 million in 2013, and $43 million in 2012. The increase in 2013 primarily was due to amortization expense associated with the December 21, 2012 acquisition of Metropolitan.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment results were as follows for the years ended December 31, 2014, 2013, and 2012:

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2014
Revenues—external customers
Premiums:
Medicare Advantage	$25,941	$5,490	$—	$—	$—	$31,431
Medicare stand-alone PDP	3,396	8	—	—	—	3,404
Total Medicare	29,337	5,498	—	—	—	34,835
Fully-insured	3,265	5,339	—	—	—	8,604
Specialty	256	1,098	—	—	—	1,354
Military services	—	—	—	19	—	19
Medicaid and other	1,096	—	—	51	—	1,147
Total premiums	33,954	11,935	—	70	—	45,959
Services revenue:
Provider	—	23	1,183	—	—	1,206
ASO and other	39	339	—	481	—	859
Pharmacy	—	—	99	—	—	99
Total services revenue	39	362	1,282	481	—	2,164
Total revenues—external customers	33,993	12,297	1,282	551	—	48,123
Intersegment revenues
Services	—	78	14,984	—	(15,062)	—
Products	—	—	3,749	—	(3,749)	—
Total intersegment revenues	—	78	18,733	—	(18,811)	—
Investment income	76	44	—	60	197	377
Total revenues	34,069	12,419	20,015	611	(18,614)	48,500
Operating expenses:
Benefits	28,608	10,019	—	113	(574)	38,166
Operating costs	4,209	1,987	19,121	405	(18,083)	7,639
Depreciation and amortization	154	99	155	15	(90)	333
Total operating expenses	32,971	12,105	19,276	533	(18,747)	46,138
Income from operations	1,098	314	739	78	133	2,362
Interest expense	—	—	—	—	192	192
Income (loss) before income taxes	$1,098	$314	$739	$78	$(59)	$2,170
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, was approximately 73% for 2014, compared to 75% for 2013 and 2012.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2013
Revenues—external customers
Premiums:
Medicare Advantage	$22,481	$4,710	$—	$—	$—	$27,191
Medicare stand-alone PDP	3,025	8	—	—	—	3,033
Total Medicare	25,506	4,718	—	—	—	30,224
Fully-insured	1,160	5,117	—	—	—	6,277
Specialty	210	1,095	—	—	—	1,305
Military services	—	—	—	25	—	25
Medicaid and other	328	—	—	670	—	998
Total premiums	27,204	10,930	—	695	—	38,829
Services revenue:
Provider	—	21	1,221	—	—	1,242
ASO and other	16	338	—	454	—	808
Pharmacy	—	—	59	—	—	59
Total services revenue	16	359	1,280	454	—	2,109
Total revenues—external customers	27,220	11,289	1,280	1,149	—	40,938
Intersegment revenues
Services	—	51	11,808	—	(11,859)	—
Products	—	—	2,803	—	(2,803)	—
Total intersegment revenues	—	51	14,611	—	(14,662)	—
Investment income	74	42	—	59	200	375
Total revenues	27,294	11,382	15,891	1,208	(14,462)	41,313
Operating expenses:
Benefits	22,914	9,124	—	935	(409)	32,564
Operating costs	2,963	1,806	15,223	446	(14,083)	6,355
Depreciation and amortization	134	102	147	20	(70)	333
Total operating expenses	26,011	11,032	15,370	1,401	(14,562)	39,252
Income (loss) from operations	1,283	350	521	(193)	100	2,061
Interest expense	—	—	—	—	140	140
Income (loss) before income taxes	$1,283	$350	$521	$(193)	$(40)	$1,921
Benefits expense for Other Businesses for 2013 includes $243 million for reserve strengthening associated with our closed block of long-term care insurance policies as discussed more fully in Note 18.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Employer Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2012
Revenues—external customers
Premiums:
Medicare Advantage	$20,788	$4,064	$—	$—	$—	$24,852
Medicare stand-alone PDP	2,853	8	—	—	—	2,861
Total Medicare	23,641	4,072	—	—	—	27,713
Fully-insured	1,004	4,996	—	—	—	6,000
Specialty	171	1,070	—	—	—	1,241
Military services	—	—	—	1,017	—	1,017
Medicaid and other	185	—	—	853	—	1,038
Total premiums	25,001	10,138	—	1,870	—	37,009
Services revenue:
Provider	—	13	1,007	—	—	1,020
ASO and other	24	358	—	308	—	690
Pharmacy	—	—	16	—	—	16
Total services revenue	24	371	1,023	308	—	1,726
Total revenues—external customers	25,025	10,509	1,023	2,178	—	38,735
Intersegment revenues
Services	2	31	9,680	—	(9,713)	—
Products	—	—	2,342	—	(2,342)	—
Total intersegment revenues	2	31	12,022	—	(12,055)	—
Investment income	79	42	—	58	212	391
Total revenues	25,106	10,582	13,045	2,236	(11,843)	39,126
Operating expenses:
Benefits	21,048	8,471	—	1,802	(336)	30,985
Operating costs	2,767	1,710	12,530	436	(11,613)	5,830
Depreciation and amortization	130	89	87	16	(27)	295
Total operating expenses	23,945	10,270	12,617	2,254	(11,976)	37,110
Income (loss) from operations	1,161	312	428	(18)	133	2,016
Interest expense	—	—	—	—	105	105
Income (loss) before income taxes	$1,161	$312	$428	$(18)	$28	$1,911
18. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS
Premiums associated with our long-duration insurance products accounted for approximately 2% of our consolidated premiums and services revenue for the year ended December 31, 2014. We use long-duration accounting for products such as long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we establish reserves for future policy benefits in recognition of the fact that some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). As discussed in Note 2, beginning in 2014, health policies sold to individuals that conform to the Health Care Reform Law are accounted for under a short-duration model because premiums received in the current year are intended to pay anticipated benefits in that year.
The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2014 and 2013.

	2014		2013
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in millions)
Other long-term assets	$167	$—	$166	$—
Trade accounts payable and accrued expenses	—	(68)	—	(67)
Long-term liabilities	—	(2,349)	—	(2,207)
Total asset (liability)	$167	$(2,417)	$166	$(2,274)
In addition, future policy benefits payable include amounts of $210 million at December 31, 2014 and $215 million at December 31, 2013 which are subject to 100% coinsurance agreements as more fully described in Note 19.
Benefits expense associated with future policy benefits payable was $32 million in 2014, $354 million in 2013, and $136 million in 2012. Benefits expense for 2013 included net charges of $243 million associated with our closed block of long-term care insurance policies discussed further below. Amortization of deferred acquisition costs included in operating costs was $39 million in 2014, $55 million in 2013, and $44 million in 2012.
Future policy benefits payable include $1.5 billion at December 31, 2014 and $1.4 billion at December 31, 2013 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was $123 million of additional liability at December 31, 2014 and no additional liability at December 31, 2013. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Deferred acquisition costs included $59 million and $66 million associated with our individual commercial medical policies at December 31, 2014 and December 31, 2013, respectively. Future policy benefits payable associated with our individual commercial medical policies were $297 million at December 31, 2014 and $327 million at December 31, 2013.
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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Excluding reinsurance associated with the Health Care Reform Law discussed in Note 2, reinsurance recoverables, included in other current and long-term assets, were $646 million at December 31, 2014 and $578 million at December 31, 2013. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately 45% at December 31, 2014 and approximately 37% at December 31, 2013. Premiums ceded were $357 million in 2014, $33 million in 2013 and $34 million in 2012. Benefits ceded were $272 million in 2014, $70 million in 2013, and $86 million in 2012. Ceded premium and benefits in 2014 reflect a July 1, 2014 amendment ceding all risk under a Medicaid contract to a third party reinsurer.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2014 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2014
	(in millions)
Protective Life Insurance Company	$188	A+ (superior)
Munich American Reassurance Company	148	A+ (superior)
Employers Reassurance Corporation	90	A- (excellent)
General Re Life Corporation	89	A++ (superior)
All others	131	A+ to B++ (superior to good)
	$646
The all other category represents 16 reinsurers with individual balances less than $80 million. Three of these reinsurers have placed an aggregate of $99 million of cash and securities in trusts and funds withheld accounts, an amount at least equal to the total recoverable from each of these reinsurers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Humana Inc.:
In our opinion, the consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries (“Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 18, 2015

Humana Inc.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)
A summary of our quarterly unaudited results of operations for the years ended December 31, 2014 and 2013 follows:

	2014
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$11,712	$12,222	$12,238	$12,328
Income before income taxes	686	646	551	287
Net income	368	344	290	145
Basic earnings per common share	$2.37	$2.22	$1.87	$0.96
Diluted earnings per common share (1)	$2.35	$2.19	$1.85	$0.94

	2013
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$10,486	$10,321	$10,319	$10,187
Income (loss) before income taxes	730	654	586	(49)
Net income (loss)	473	420	368	(30)
Basic earnings (loss) per common share	$2.97	$2.66	$2.34	$(0.19)
Diluted earnings (loss) per common share (1)	$2.95	$2.63	$2.31	$(0.19)

(1)
The calculation of diluted earnings per common share is based on the weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year. In addition, for 2013, the sum of quarterly amounts does not equal full year results due to the anti-dilutive impact of a loss in the fourth quarter. The fourth quarter of 2013 includes an expense of $243 million ($154 million after tax, or $0.99 per diluted common share) for reserve strengthening associated with our closed block of long-term care insurance policies.

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
Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Code of Ethics and Business Conduct, which we currently refer to as the Humana Inc. Ethics Every Day. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.
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
Based on our evaluation as of December 31, 2014, we as the principal executive officer and the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 126.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Bruce D. Broussard
President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kane
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.
Executive Officers of the Registrant
Set forth below are names and ages of all of our current executive officers as of February 1, 2015, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	51	President and Chief Executive Officer, Director	12/11	(1)

James E. Murray	60	Executive Vice President and Chief Operating Officer	08/90	(2)

Roy A. Beveridge, M.D.	56	Senior Vice President and Chief Medical Officer	06/13	(3)

Jody L. Bilney	52	Senior Vice President and Chief Consumer Officer	04/13	(4)

Christopher H. Hunter	45	Senior Vice President and Chief Strategy Officer	01/14	(5)

Timothy S. Huval	47	Senior Vice President and Chief Human Resources Officer	12/12	(6)

Brian A. Kane	42	Senior Vice President and Chief Financial Officer	06/14	(7)

Christopher Kay	49	Senior Vice President and Chief Innovation Officer	03/14	(8)

Brian P. LeClaire	53	Senior Vice President and Chief Information Officer	08/11	(9)

Heidi S. Margulis	60	Senior Vice President – Corporate Affairs	12/95	(10)

Christopher M. Todoroff	51	Senior Vice President and General Counsel	08/08	(11)

Cynthia H. Zipperle	52	Vice President, Chief Accounting Officer and Controller	12/14	(12)

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

(4)
Ms. Bilney currently serves as Senior Vice President and Chief Consumer Officer, having held this position since joining the Company in April 2013. Prior to joining the Company, Ms. Bilney served as Executive Vice President and Chief Brand Officer for Bloomin’ Brands, Inc. from 2006 until April 2013.

(5)
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

(6)
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

(7)
Mr. Kane currently serves as Senior Vice President and Chief Financial Officer, having been elected to this position in June 2014. Prior to joining the Company, Mr. Kane spent nearly 17 years at Goldman, Sachs & Co. As a managing director, he was responsible for client relationships as well as for leading strategic and financing transactions for a number of companies in multiple industries.

(8)
Mr. Kay currently serves of Senior Vice President and Chief Innovation Officer, having been elected to this position in March 2014. Prior to joining the Company, Mr. Kay was most recently Managing Director and CEO of Citi Ventures, Citigroup’s global corporate venturing arm. Prior to joining Citi in 2007, Mr. Kay held several leadership positions at Target over a 12-year period.

(9)
Mr. LeClaire currently serves as Senior Vice President and Chief Information Officer, having held this position since January 2014. Prior to that, he served as Senior Vice President and Chief Service and Information Officer from August 2011 to January 2014, and as Chief Technology Officer from 2002 to August 2011. Mr. LeClaire joined the Company in August 1999.

(10)	Ms. Margulis currently serves as Senior Vice President – Corporate Affairs, having held this position since January 2000. Ms. Margulis joined the Company in November 1985.

(11)
Mr. Todoroff currently serves as Senior Vice President and General Counsel, having held this position since August 2008. Prior to joining the Company, Mr. Todoroff served as Vice President, Senior Corporate Counsel and Corporate Secretary for Aetna Inc. from 2006 through July 2008. Mr. Todoroff joined Aetna’s Legal Department in 1995 and held various positions of increasing responsibility.

(12)
Mrs. Zipperle currently serves as Vice President, Chief Accounting Officer and Controller, having held this position since December 2014. Mrs. Zipperle previously served as the Vice President - Finance from January 2013 until her election to her current role, and as the Assistant Controller from January 1998 until January 2013.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.
Code of Conduct for Chief Executive Officer and Senior Financial Officers
We have adopted a Code of Conduct for the Chief Executive Officer and Senior Financial Officers, violations of which should be reported to the Audit Committee. The code may be viewed through the Investor Relations section of our web site at www.humana.com. Any amendment to or waiver of the application of the Code of Conduct for the Chief Executive Officer and Senior Financial Officers will be promptly disclosed through the Investor Relations section of our web site at www.humana.com.
Code of Business Conduct and Ethics
Since 1995, we have operated under an omnibus Code of Ethics and Business Conduct, currently known as the Humana Inc. Ethics Every Day. All employees and directors are required to annually affirm in writing their acceptance of the code. The Humana Inc. Ethics Every Day was adopted by our Board of Directors in June 2014, replacing a previous iteration of our Code of Ethics and Business Conduct – the Humana Inc. Principles of Business Ethics – as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Ethics Every Day is available on our web site at www.humana.com. Any waiver of the application of the Humana Inc. Principles of Business Ethics to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.
Corporate Governance Items
We have made available free of charge on or through the Investor Relations section of our web site at www.humana.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on our Internet web site is information about our corporate governance, including:

•	a determination of independence for each member of our Board of Directors;

•	the name, membership, role, and charter of each of the various committees of our Board of Directors;

•	the name(s) of the directors designated as a financial expert under rules and regulations promulgated by the SEC;

•	the responsibility of the Company’s Lead Independent Director, if applicable, to convene, set the agenda for, and lead executive sessions of the non-management directors;

•	the pre-approval process of non-audit services provided by our independent accountants;

•	our by-laws and Certificate of Incorporation;

•	our Majority Vote policy;

•	our Related Persons Transaction Policy;

•	the process by which interested parties can communicate with directors;

•	the process by which stockholders can make director nominations (pursuant to our By-laws);

•	our Corporate Governance Guidelines;

•	our Policy Regarding Transactions in Company Securities, Inside Information and Confidentiality;

•	stock ownership guidelines for directors and for executive officers;

•	the Humana Inc. Ethics Every Day and any waivers thereto; and

•	the Code of Conduct for the Chief Executive Officer and Senior Financial Officers and any waivers thereto.
Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015 appearing under the caption “Corporate Governance – Audit Committee” of such Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015 appearing under the captions “Corporate Governance – Organization & Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation” of such Proxy Statement.
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

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2014 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	767,953	$82.452	10,593,382	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	767,953	$82.452	10,593,382

(1)	The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 13.

(2)
The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.

(3)
Of the number listed above, 4,625,931 can be issued as restricted stock at December 31, 2014 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan).

The information under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015, is herein incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Independent Directors” of such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2015 appearing under the caption “Audit Committee Report” of such Proxy Statement.

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

(g)
There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 12 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

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

(j)
Seventh Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York, Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(k)
Eighth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(l)
Ninth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

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

(e)*	Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s current report on Form 8-K filed on February 24, 2014).

(f)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

(r)	Five-Year Credit Agreement, dated as of July 9, 2013 (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on July 10, 2013).

(s)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(t)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(u)
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

(z)*
Form of Company’s Restricted Stock Unit Agreement with Non-Solicit under the Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(aa)*
Form of Company’s Stock Option Agreement under the Amended and Restated 2003 Stock Incentive Plan (Non-Qualified Stock Options without Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K filed on February 19, 2010).

(bb)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(cc)*
Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(oo) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(dd)*
Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(pp) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(ee)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(rr) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(ff)*
Amended and Restated Employment Agreement, dated as of February 27, 2014, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on February 28, 2014).

(gg)**
Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as March 3, 2011 (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(hh)*
Form of Amendment to Change of Control Agreement between Humana Inc. and various executive officers (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on February 24, 2014).

(ii)
Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 6, 2014).

(jj)
Master Confirmation by and between Humana Inc. and Goldman, Sachs & Co., dated November 7, 2014 (incorporated herein by reference to Humana Inc.’s current report on Form 8-K filed on November 10, 2014).

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

101
The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2014, 2013, and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*Exhibits 10(a) through and including 10(q) and 10(z) through and including 10(ff) and 10(hh) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,211	$161
Investment securities	201	347
Receivable from operating subsidiaries	873	777
Other current assets	180	186
Total current assets	2,465	1,471
Property and equipment, net	885	709
Investments in subsidiaries	13,983	12,959
Other long-term assets	114	82
Total assets	$17,447	$15,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$3,130	$2,570
Current portion of notes payable to operating subsidiaries	28	28
Book overdraft	54	59
Other current liabilities	562	452
Total current liabilities	3,774	3,109
Long-term debt	3,825	2,600
Notes payable to operating subsidiaries	9	9
Other long-term liabilities	193	187
Total liabilities	7,801	5,905
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 197,951,551 shares issued at December 31, 2014 and 196,275,506 shares issued at December 31, 2013	33	33
Capital in excess of par value	2,330	2,267
Retained earnings	9,916	8,942
Accumulated other comprehensive income	223	158
Treasury stock, at cost, 48,347,541 shares at December 31, 2014 and 42,245,097 shares at December 31, 2013	(2,856)	(2,084)
Total stockholders’ equity	9,646	9,316
Total liabilities and stockholders’ equity	$17,447	$15,221

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,509	$1,370	$1,220
Investment and other income, net	4	3	5
	1,513	1,373	1,225
Expenses:
Operating costs	1,434	1,366	1,229
Depreciation	212	193	172
Interest	192	141	106
	1,838	1,700	1,507
Loss before income taxes and equity in net earnings of subsidiaries	(325)	(327)	(282)
Benefit for income taxes	(81)	(107)	(102)
Loss before equity in net earnings of subsidiaries	(244)	(220)	(180)
Equity in net earnings of subsidiaries	1,391	1,451	1,402
Net income	$1,147	$1,231	$1,222

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Net income	$1,147	$1,231	$1,222
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	122	(338)	164
Effect of income taxes	(44)	124	(60)
Total change in unrealized investment gains/losses, net of tax	78	(214)	104
Reclassification adjustment for net realized gains included in investment income	(20)	(22)	(33)
Effect of income taxes	7	8	12
Total reclassification adjustment, net of tax	(13)	(14)	(21)
Other comprehensive income (loss), net of tax	65	(228)	83
Comprehensive income	$1,212	$1,003	$1,305
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Net cash provided by operating activities	$1,499	$1,554	$1,611
Cash flows from investing activities:
Acquisitions	—	—	(1,235)
Capital contributions to operating subsidiaries	(442)	(521)	(629)
Purchases of investment securities	(629)	(320)	(338)
Proceeds from sale of investment securities	606	35	127
Maturities of investment securities	149	104	316
Purchases of property and equipment, net	(380)	(223)	(284)
Net cash used in investing activities	(696)	(925)	(2,043)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	1,733	—	990
Repayment of long-term debt	(500)	—	—
Change in book overdraft	(5)	7	7
Common stock repurchases	(872)	(531)	(518)
Dividends paid	(172)	(168)	(165)
Tax benefit from stock-based compensation	12	8	22
Proceeds from stock option exercises and other	51	65	60
Net cash provided by (used in) financing activities	247	(619)	396
Increase (decrease) in cash and cash equivalents	1,050	10	(36)
Cash and cash equivalents at beginning of year	161	151	187
Cash and cash equivalents at end of year	$1,211	$161	$151
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $927 million in 2014, $967 million in 2013, and $1.2 billion in 2012.
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
Notes Payable to Operating Subsidiaries
We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 0.98% to 6.65% and are payable in 2015 and 2018. We recorded interest expense of $1 million related to these notes for each of the years ended December 31, 2014, 2013 and 2012.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries

SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS - (Continued)

had aggregate statutory capital and surplus of approximately $6.0 billion and $5.5 billion as of December 31, 2014 and 2013, respectively, which exceeded aggregate minimum regulatory requirements of $4.1 billion and $3.5 billion, respectively. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2015 is approximately $800 million in the aggregate. This compares to dividends that were paid to our parent company in 2014 of approximately $927 million.
4. ACQUISITIONS
Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of acquisitions. During 2014 and 2013, we funded certain non-regulated subsidiary acquisitions, including the acquisition of American Eldercare Inc., with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.
5. INCOME TAXES
Refer to Note 11 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of income taxes.
6. DEBT
Refer to Note 12 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of debt.
7. STOCKHOLDER’S EQUITY
Refer to Note 15 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of stockholders’ equity, including stock repurchases and stockholder dividends.

Humana Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(in millions)

			Additions
	Balance at Beginning of Period	Acquired Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2014	$118	$—	$32	$28	$(41)	$137
2013	94	—	37	18	(31)	118
2012	85	—	26	8	(25)	94
Deferred tax asset valuation allowance:
2014	(28)	—	(20)	—	—	(48)
2013	(28)	—	—	—	—	(28)
2012	(28)	—	—	—	—	(28)

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

HUMANA INC.

By:	/s/ BRIAN A. KANE
Brian A. Kane
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 18, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. KANE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2015
Brian A. Kane

/s/ CYNTHIA H. ZIPPERLE	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 18, 2015
Cynthia H. Zipperle

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 18, 2015
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 18, 2015
Kurt J. Hilzinger

/s/ FRANK A. D’AMELIO	Director	February 18, 2015
Frank A. D’Amelio

/s/ W. ROY DUNBAR	Director	February 18, 2015
W. Roy Dunbar

/s/ DAVID A. JONES, JR.	Director	February 18, 2015
David A. Jones, Jr.

/s/ WILLIAM J. MCDONALD	Director	February 18, 2015
William J. McDonald

/s/ WILLIAM E. MITCHELL	Director	February 18, 2015
William E. Mitchell

/s/ DAVID B. NASH, M.D.	Director	February 18, 2015
David B. Nash, M.D.

/s/ JAMES J. O’BRIEN	Director	February 18, 2015
James J. O’Brien

/s/ MARISSA T. PETERSON	Director	February 18, 2015
Marissa T. Peterson