Form 10-Q
period 2015-03-31
HUMANA INC
filed 2015-04-29
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2015
$0.16 2/3 par value	149,781,272 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2015

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,946	$1,935
Investment securities	7,600	7,598
Receivables, less allowance for doubtful accounts of $111 in 2015 and $97 in 2014:	1,690	1,053
Other current assets	5,214	4,007
Assets held-for-sale	952	943
Total current assets	17,402	15,536
Property and equipment, net	1,258	1,228
Long-term investment securities	1,972	1,949
Goodwill	3,231	3,231
Other long-term assets	1,761	1,583
Total assets	$25,624	$23,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,764	$4,475
Trade accounts payable and accrued expenses	3,554	2,095
Book overdraft	288	334
Unearned revenues	378	361
Liabilities held-for-sale	193	206
Total current liabilities	9,177	7,471
Long-term debt	3,824	3,825
Future policy benefits payable	2,298	2,349
Other long-term liabilities	281	236
Total liabilities	15,580	13,881
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,223,040 shares issued at March 31, 2015 and 197,951,551 shares issued at December 31, 2014	33	33
Capital in excess of par value	2,465	2,330
Retained earnings	10,302	9,916
Accumulated other comprehensive income	227	223
Treasury stock, at cost, 48,441,768 shares at March 31, 2015 and 48,347,541 shares at December 31, 2014	(2,983)	(2,856)
Total stockholders’ equity	10,044	9,646
Total liabilities and stockholders’ equity	$25,624	$23,527
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
	(in millions, except per share results)
Revenues:
Premiums	$13,248	$11,083
Services	490	538
Investment income	95	91
Total revenues	13,833	11,712
Operating expenses:
Benefits	11,005	9,124
Operating costs	1,945	1,785
Depreciation and amortization	93	82
Total operating expenses	13,043	10,991
Income from operations	790	721
Interest expense	46	35
Income before income taxes	744	686
Provision for income taxes	314	318
Net income	$430	$368
Basic earnings per common share	$2.86	$2.37
Diluted earnings per common share	$2.82	$2.35
Dividends declared per common share	$0.28	$0.27
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
	(in millions)
Net income	$430	$368
Other comprehensive income:
Change in gross unrealized investment gains/losses	14	108
Effect of income taxes	(5)	(39)
Total change in unrealized investment gains/losses, net of tax	9	69
Reclassification adjustment for net realized gains included in investment income	(9)	(1)
Effect of income taxes	4	—
Total reclassification adjustment, net of tax	(5)	(1)
Other comprehensive income, net of tax	4	68
Comprehensive income	$434	$436
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$430	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(9)	(1)
Stock-based compensation	44	33
Depreciation	88	79
Other intangible amortization	26	28
Benefit for deferred income taxes	(58)	(26)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(644)	(524)
Other assets	(1,145)	(566)
Benefits payable	289	539
Other liabilities	1,051	684
Unearned revenues	17	57
Other, net	18	—
Net cash provided by operating activities	107	671
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(6)
Proceeds from sale of business	—	72
Purchases of property and equipment	(123)	(106)
Purchases of investment securities	(829)	(507)
Maturities of investment securities	330	258
Proceeds from sales of investment securities	528	118
Net cash used in investing activities	(94)	(171)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	123	220
Change in book overdraft	(46)	(136)
Common stock repurchases	(66)	(49)
Dividends paid	(44)	(44)
Excess tax benefit from stock-based compensation	13	8
Proceeds from stock option exercises and other	18	25
Net cash (used in) provided by financing activities	(2)	24
Increase in cash and cash equivalents	11	524
Cash and cash equivalents at beginning of period	1,935	1,138
Cash and cash equivalents at end of period	$1,946	$1,662
Supplemental cash flow disclosures:
Interest payments	$9	$10
Income tax payments, net	$26	$12
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2014, that was filed with the Securities and Exchange Commission, or the SEC, on February 18, 2015. We refer to the Form 10-K as the “2014 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, future policy benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2014 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Business Segment Reclassifications
On January 1, 2015, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and renamed our Employer Group segment to the Group segment. Our three reportable segments remain Retail, Group, and Healthcare Services. The more significant realignments included reclassifying Medicare benefits offered to groups to the Retail segment from the Group segment, bringing all of our Medicare offerings, which are now managed collectively, together in one segment, recognizing that in some instances we market directly to individuals that are part of a group Medicare account. In addition, we realigned our military services business, primarily consisting of our TRICARE South Region contract previously included in the Other Businesses category, to our Group segment as we consider this contract with the government to be a group account. Prior period segment financial information has been recast to conform to the 2015 presentation. See Note 14 for segment financial information.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board, or FASB, issued new guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. The guidance is effective for us beginning with interim and annual reporting periods in 2016, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions either prospectively to all arrangements entered into or materially modified, or retrospectively. We are currently evaluating the impact, if any, on our results of operations, financial position, and cash flows.
In March 2015, the FASB issued new guidance which changes the presentation of debt issuance costs from an asset to a direct reduction of the related debt liability. The new guidance is effective for us beginning with annual and interim periods in 2016 with early adoption permitted. The adoption of the new guidance will not have a material impact on our results of operations, financial condition, or cash flows.
In February 2015, the FASB issued an amendment to current consolidation guidance that modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The new guidance is effective for us beginning with interim and annual reporting periods in 2016, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. We are currently evaluating the impact, if any, on our results of operations, financial position, and cash flows.
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
3. ACQUISITIONS AND DIVESTITURES
On March 22, 2015, we signed a definitive agreement to sell our wholly-owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, subject to customary adjustments. The agreement is subject to Hart-Scott-Rodino regulatory clearance and customary closing conditions and is expected to close in the second quarter of this year.
We classified Concentra as held-for-sale and aggregated Concentra’s assets and liabilities separately on the balance sheet, including a reclassification of the prior period balance sheet for comparative purposes. With the fair value exceeding the carrying value of Concentra’s net assets, the resulting gain will be recognized upon closing of the transaction. The ultimate gain recognized will reflect considerations for costs to sell, changes in the carrying value of net assets and the related tax effect.
During the three months ended March 31, 2015, Humana Inc., our parent company, recognized a deferred tax asset of approximately $53 million for the excess of the tax basis over the book basis of its Concentra subsidiary because realization of the asset in the foreseeable future was apparent with the classification as held-for-sale.
Concentra revenues and pretax earnings for the three months ended March 31, 2015 were $246 million and $7 million, respectively. Concentra revenues and pretax earnings for the year ended December 31, 2014 were $998 million and $22 million, respectively.
The assets and liabilities of Concentra that were classified as held-for-sale are as follows:

	March 31, 2015	December 31, 2014
Assets	(in millions)
Receivables, net	$122	$115
Property and equipment, net	195	191
Goodwill	480	480
Other intangible assets, net	127	131
Other assets	28	26
Total assets held-for-sale	$952	$943
Liabilities
Trade accounts payable and accrued expenses	$80	$90
Other liabilities	113	116
Total liabilities held-for-sale	$193	$206

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

During 2014, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. Acquisition-related costs recognized in 2014 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition were not material for disclosure purposes.
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2015 and December 31, 2014, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$356	$10	$—	$366
Mortgage-backed securities	1,704	56	(2)	1,758
Tax-exempt municipal securities	2,628	132	(4)	2,756
Mortgage-backed securities:
Residential	16	—	—	16
Commercial	890	21	(20)	891
Asset-backed securities	138	1	—	139
Corporate debt securities	3,318	333	(5)	3,646
Total debt securities	$9,050	$553	$(31)	$9,572
December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$365	$10	$(1)	$374
Mortgage-backed securities	1,453	50	(5)	1,498
Tax-exempt municipal securities	2,931	140	(3)	3,068
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	846	16	(19)	843
Asset-backed securities	28	1	—	29
Corporate debt securities	3,432	299	(13)	3,718
Total debt securities	$9,072	$516	$(41)	$9,547

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2015 and December 31, 2014, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$47	$—	$24	$—	$71	$—
Mortgage-backed securities	57	—	98	(2)	155	(2)
Tax-exempt municipal securities	265	(3)	30	(1)	295	(4)
Mortgage-backed securities:
Residential	—	—	5	—	5	—
Commercial	50	(1)	262	(19)	312	(20)
Asset-backed securities	27	—	—	—	27	—
Corporate debt securities	173	(3)	40	(2)	213	(5)
Total debt securities	$619	$(7)	$459	$(24)	$1,078	$(31)

December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$79	$—	$80	$(1)	$159	$(1)
Mortgage-backed securities	22	—	320	(5)	342	(5)
Tax-exempt municipal securities	131	(1)	118	(2)	249	(3)
Mortgage-backed securities:
Residential	1	—	4	—	5	—
Commercial	31	(1)	267	(18)	298	(19)
Asset-backed securities	13	—	—	—	13	—
Corporate debt securities	219	(6)	128	(7)	347	(13)
Total debt securities	$496	$(8)	$917	$(33)	$1,413	$(41)
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at March 31, 2015. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At March 31, 2015, 7% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 35% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 65% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. In addition, 16% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
The recoverability of our non-agency commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. At March 31, 2015, these commercial mortgage-backed securities primarily were composed of senior tranches having high credit support. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at March 31, 2015.
The percentage of corporate securities associated with the financial services industry was 22% at March 31, 2015 and 21% at December 31, 2014.
All issuers of securities we own that were trading at an unrealized loss at March 31, 2015 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At March 31, 2015, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2015.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in millions)
Gross realized gains	$17	$1
Gross realized losses	(8)	—
Net realized capital gains	$9	$1
There were no material other-than-temporary impairments for the three months ended March 31, 2015 or 2014.
The contractual maturities of debt securities available for sale at March 31, 2015, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$478	$482
Due after one year through five years	1,918	2,033
Due after five years through ten years	1,795	1,906
Due after ten years	2,111	2,347
Mortgage and asset-backed securities	2,748	2,804
Total debt securities	$9,050	$9,572

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2015 and December 31, 2014, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2015
Cash equivalents	$1,779	$1,779	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	366	—	366	—
Mortgage-backed securities	1,758	—	1,758	—
Tax-exempt municipal securities	2,756	—	2,750	6
Mortgage-backed securities:
Residential	16	—	16	—
Commercial	891	—	891	—
Asset-backed securities	139	—	138	1
Corporate debt securities	3,646	—	3,641	5
Total debt securities	9,572	—	9,560	12
Total invested assets	$11,351	$1,779	$9,560	$12

December 31, 2014
Cash equivalents	$1,712	$1,712	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	374	—	374	—
Mortgage-backed securities	1,498	—	1,498	—
Tax-exempt municipal securities	3,068	—	3,060	8
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	843	—	843	—
Asset-backed securities	29	—	28	1
Corporate debt securities	3,718	—	3,695	23
Total debt securities	9,547	—	9,515	32
Total invested assets	$11,259	$1,712	$9,515	$32

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or March 31, 2014.
Our Level 3 assets had a fair value of $12 million at March 31, 2015, or 0.1% of our total invested assets. During the three months ended March 31, 2015 and 2014, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2015			2014
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$24	$8	$32	$24	$13	$37
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	(18)	(2)	(20)	—	—	—
Settlements	—	—	—	—	—	—
Balance at March 31	$6	$6	$12	$24	$13	$37
Financial Liabilities
Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $3,824 million at March 31, 2015 and $3,825 million at December 31, 2014. The fair value of our long-term debt was $4,187 million at March 31, 2015 and $4,102 million at December 31, 2014. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed the acquisition of certain health and wellness related businesses during 2014. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 or 2014.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2015 and December 31, 2014. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2015 provision will exceed 12 months at March 31, 2015.

	March 31, 2015		December 31, 2014
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$116	$1,960	$105	$1,690
Trade accounts payable and accrued expenses	(21)	(430)	(36)	(32)
Net current asset	95	1,530	69	1,658
Other long-term assets	94	—	—	—
Other long-term liabilities	(16)	—	—	—
Net long-term asset	78	—	—	—
Total net asset	$173	$1,530	$69	$1,658
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs, effective January 1, 2014. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2014 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at March 31, 2015 and December 31, 2014. Amounts related to the 2015 coverage year are classified as long-term because settlement will exceed 12 months at March 31, 2015.

	March 31, 2015			December 31, 2014
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
Premiums receivable	$131	$—	$—	$131	$—	$—
Other current assets	—	535	93	—	586	55
Trade accounts payable and accrued expenses	(89)	—	(2)	(89)	—	(4)
Net current asset	42	535	91	42	586	51
Other long-term assets	30	47	21	—	—	—
Other long-term liabilities	(32)	—	(2)	—	—	—
Net long-term (liability) asset	(2)	47	19	—	—	—
Total net asset	$40	$582	$110	$42	$586	$51

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

In September 2015, we expect to pay the federal government approximately $882 million for the annual non-deductible health insurance industry fee attributed to calendar year 2015 in accordance with the Health Care Reform Law. We have recorded a liability for this fee in other current liabilities with a corresponding deferred cost in other current assets in our condensed consolidated financial statements. Amortization of the deferred cost resulted in operating cost expense of approximately $220 million for the three months ended March 31, 2015. For the three months ended March 31, 2014 there was approximately $137 million of operating cost expense resulting from the amortization of the 2014 annual health insurance fee. The remaining deferred cost asset balance was approximately $662 million at March 31, 2015.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2015 presentation as discussed in Note 1. Excluding $480 million of goodwill reclassified as held-for-sale, the carrying amount of goodwill for our reportable segments at March 31, 2015, which was unchanged from December 31, 2014, was as follows:

	Retail	Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at March 31, 2015	$1,069	$385	$1,777	$—	$3,231
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 and excludes amounts classified as held-for-sale:

		March 31, 2015			December 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/ relationships	9.9 yrs	$565	$248	$317	$657	$326	$331
Trade names and technology	8.3 yrs	104	43	61	115	50	65
Provider contracts	15.0 yrs	51	22	29	52	21	31
Noncompetes and other	8.0 yrs	34	22	12	41	28	13
Total other intangible assets	10.0 yrs	$754	$335	$419	$865	$425	$440

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Amortization expense for other intangible assets was approximately $26 million for the three months ended March 31, 2015 and $28 million for the three months ended March 31, 2014. The following table presents our estimate of amortization expense for 2015 and each of the five next succeeding years, exclusive of amortization expense associated with assets classified as held-for-sale:

(in millions)
For the years ending December 31,:
2015	$88
2016	75
2017	70
2018	59
2019	51
2020	39
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$430	$368
Weighted average outstanding shares of common stock used to compute basic earnings per common share	150,490	155,091
Dilutive effect of:
Employee stock options	218	268
Restricted stock	1,641	1,288
Shares used to compute diluted earnings per common share	152,349	156,647
Basic earnings per common share	$2.86	$2.37
Diluted earnings per common share	$2.82	$2.35
Number of antidilutive stock options and restricted stock excluded from computation	718	972

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2014 and 2015 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
In April 2015, our Board declared a cash dividend of $0.29 per share payable on July 31, 2015 to stockholders of record on June 30, 2015. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing.
On November 7, 2014, we announced that we had entered into an accelerated share repurchase agreement, or ASR Agreement, with Goldman, Sachs & Co., or Goldman Sachs, to repurchase $500 million of our common stock as part of the $2 billion share repurchase program authorized in September 2014. Under the ASR Agreement, on November 10, 2014, we made a payment of $500 million to Goldman Sachs from available cash on hand and received an initial delivery of 3.06 million shares of our common stock from Goldman Sachs based on the then current market price of Humana common stock. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $400 million increase in treasury stock, which reflected the value of the initial 3.06 million shares received upon initial settlement, and a $100 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the ASR Agreement. Upon settlement of the ASR on March 13, 2015, we received an additional 0.36 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $146.21, bringing the total shares received under this program to 3.42 million. In addition, upon settlement we reclassified the $100 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Excluding the 0.36 million shares received in March 2015 upon final settlement of our ASR Agreement for which no cash was paid during the period, share repurchases were as follows during the three months ended March 31, 2015 and 2014:

		Three months ended March 31,
		2015		2014
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
September 2014	$2,000	0.15	$26	—	$—
April 2014	1,000	—	—	—	—
April 2013	1,000	—	—	0.10	11
Total repurchases		0.15	$26	0.10	$11
Our remaining repurchase authorization was $1.23 billion as of April 28, 2015 after giving effect to 0.63 million additional shares repurchased under a Rule 10b5-1 compliant plan for $112 million in April 2015.
In connection with employee stock plans, we acquired 0.2 million common shares for $40 million and 0.4 million common shares for $38 million during the three months ended March 31, 2015 and 2014, respectively, which amounts are not included in the table above.
Treasury Stock Reissuance
We reissued 0.7 million shares of treasury stock during the three months ended March 31, 2015 at a cost of $39 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included, net of tax, net unrealized gains on our investment securities of $331 million at March 31, 2015 and $301 million at December 31, 2014. In addition, accumulated other comprehensive income included, net of tax, $104 million at March 31, 2015 and $78 million at December 31, 2014 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 18 to the consolidated financial statements in our 2014 Form 10-K for further discussion of our long-term care insurance policies.
11. INCOME TAXES
The effective income tax rate was 42.2% for the three months ended March 31, 2015, compared to 46.4% for the three months ended March 31, 2014. The effective tax for the three months ended March 31, 2015 includes the beneficial effect of a deferred tax asset recorded in connection with the held-for-sale classification of our Concentra subsidiary, decreasing our effective tax rate by approximately 7 percentage points, partially offset by an increase in the non-deductible health insurance industry fee from 2014. Humana Inc., our parent company, recognized the deferred tax asset for the excess of the tax basis over the book basis of its Concentra subsidiary of approximately $53 million during the first quarter of 2015 because realization of the asset in the foreseeable future was apparent with the classification as held-for-sale.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

12.  DEBT
The carrying value of long-term debt outstanding was as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in millions)

Senior notes:
$500 million, 7.20% due June 15, 2018	504	504
$300 million, 6.30% due August 1, 2018	311	312
$400 million, 2.625% due October 1, 2019	400	400
$600 million, 3.15% due December 1, 2022	598	598
$600 million, 3.85% due October 1, 2024	599	599
$250 million, 8.15% due June 15, 2038	266	266
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.95% due October 1, 2044	746	746
Total long-term debt	$3,824	$3,825

Senior Notes

In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem the 6.45% senior unsecured notes as discussed below.

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
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $31 million as of March 31, 2015 and $32 million as of December 31, 2014.
Credit Agreement
Our 5-year $1.0 billion unsecured revolving credit agreement expires July 2018. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.1 billion at March 31, 2015 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.0 billion and an actual leverage ratio of 1.3:1, as measured in accordance with the credit agreement as of March 31, 2015. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At March 31, 2015, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $4 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of March 31, 2015, we had $996 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes, including to repurchase shares of our common stock. The maximum principal amount outstanding at any one time during the three months ended March 31, 2015 was $75 million. There were no outstanding borrowings at March 31, 2015 or December 31, 2014.
13. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 72% of our total premiums and services revenue for the three months ended March 31, 2015, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. Our bids for the 2016 calendar year are due by June 1, 2015.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

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
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for an MA contract, if any, the results of the audit sample will be extrapolated to the entire MA contract based upon a comparison to “benchmark” audit data in Medicare FFS (which we refer to as the "FFS Adjuster"). This comparison to the FFS Adjuster is necessary to determine the economic impact, if any, of audit results because the government program data set, including any attendant errors that are present in that data set, provides the basis for MA plans’ risk adjustment to payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the government program data set).
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
Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For-Service business which we used to represent a proxy of the FFS Adjuster which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) through 2015 on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the FFS Adjuster. Accordingly, we cannot determine whether such RADV audits will have a material adverse effect on our results of operations, financial position, or cash flows.
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
At March 31, 2015, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2015, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 31, 2015, the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2016. On April 24, 2015, a request for proposal was issued for the next generation of TRICARE contracts for the period beginning April 1, 2017 with bids due June 23, 2015. The proposal provides for the consolidation of three regions into two - East and West.  The current North and South regions are to be combined to form the East region.

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
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the three months ended March 31, 2015. In addition to our state-based Medicaid contracts in Florida and Kentucky, we have contracts in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. In addition, we began serving members in Long-Term Support Services (LTSS) regions in Florida at various effective dates ranging from the second half of 2013 through the first quarter of 2014.
Legal Proceedings and Certain Regulatory Matters
Florida Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. After the Court dismissed her complaint, the individual plaintiff filed a second amended complaint on October 23, 2014, which all defendants answered and moved to dismiss. A Magistrate Judge recommended on March 26, 2015, that the Court deny the defendants' motions to dismiss, and the defendants filed objections to that recommendation with the Court, which are pending. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.
As previously disclosed, the Civil Division of the United States Department of Justice had provided us with an information request, separate from but related to the Plaza Medical matter, concerning our Medicare Part C risk adjustment practices. The request relates to our oversight and submission of risk adjustment data generated by providers in our Medicare Advantage network, including the providers identified in the Plaza Medical matter, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by us, including medical record reviews conducted as part of our data and payment accuracy compliance efforts, the use of health and well-being assessments, and our fraud detection efforts. We believe that this request for information is in connection with a wider review of Medicare Risk Adjustment generally that includes a number of Medicare Advantage plans, providers, and vendors. We continue to cooperate with and voluntarily respond to the information requests from the Department of Justice and the U.S. Attorney’s Office.
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
14. SEGMENT INFORMATION
On January 1, 2015, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and renamed our Employer Group segment to the Group segment. Our three reportable segments remain Retail, Group, and Healthcare Services. The more significant realignments included reclassifying Medicare benefits offered to groups to the Retail segment from the Group segment, bringing all of our Medicare offerings, which are now managed collectively, together in one segment, recognizing that in some instances we market directly to individuals that are part of a group Medicare account. In addition, we realigned our military

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

services business, primarily consisting of our TRICARE South Region contract previously included in the Other Businesses category, to our Group segment as we consider this contract with the government to be a group account. Prior period segment financial information has been recast to conform to the 2015 presentation.
We manage our business with three reportable segments: Retail, Group, and Healthcare Services. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts, as well as individual commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products. In addition, the Retail segment also includes our contract with CMS to administer the LI-NET prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Group segment consists of employer group commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary insurance benefits, as well as administrative services only, or ASO products. In addition, our Group segment includes our health and wellness products (primarily marketed to employer groups) and military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, home based services, and clinical programs, as well as services and capabilities to advance population health. We will continue to report under the category of Other Businesses those businesses which do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $2.5 billion and $1.9 billion for the three months ended March 31, 2015 and 2014, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $21 million and $25 million for the three months ended March 31, 2015 and 2014, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home based services as well as clinical programs, to our Retail and Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Our segment results were as follows for the three months ended March 31, 2015 and 2014, respectively:

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$7,433	$—	$—	$—	$—	$7,433
Group Medicare Advantage	1,394	—	—	—	—	1,394
Medicare stand-alone PDP	1,003	—	—	—	—	1,003
Total Medicare	9,830	—	—	—	—	9,830
Fully-insured	1,094	1,384	—	—	—	2,478
Specialty	63	270	—	—	—	333
Medicaid and other	591	6	—	10	—	607
Total premiums	11,578	1,660	—	10	—	13,248
Services revenue:
Provider	—	9	308	—	—	317
ASO and other	4	160	—	2	—	166
Pharmacy	—	—	7	—	—	7
Total services revenue	4	169	315	2	—	490
Total revenues - external customers	11,582	1,829	315	12	—	13,738
Intersegment revenues
Services	—	22	4,413	—	(4,435)	—
Products	—	—	1,150	—	(1,150)	—
Total intersegment revenues	—	22	5,563	—	(5,585)	—
Investment income	27	5	—	15	48	95
Total revenues	11,609	1,856	5,878	27	(5,537)	13,833
Operating expenses:
Benefits	9,936	1,226	—	23	(180)	11,005
Operating costs	1,254	453	5,606	3	(5,371)	1,945
Depreciation and amortization	44	23	42	—	(16)	93
Total operating expenses	11,234	1,702	5,648	26	(5,567)	13,043
Income from operations	375	154	230	1	30	790
Interest expense	—	—	—	—	46	46
Income before income taxes	$375	$154	$230	$1	$(16)	$744

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2014
Revenues - external customers
Premiums:
Individual Medicare Advantage	$6,460	$—	$—	$—	$—	$6,460
Group Medicare Advantage	1,384	—	—	—	—	1,384
Medicare stand-alone PDP	865	—	—	—	—	865
Total Medicare	8,709	—	—	—	—	8,709
Fully-insured	525	1,329	—	—	—	1,854
Specialty	59	275	—	—	—	334
Medicaid and other	169	6	—	11	—	186
Total premiums	9,462	1,610	—	11	—	11,083
Services revenue:
Provider	—	5	307	—	—	312
ASO and other	14	188	—	3	—	205
Pharmacy	—	—	21	—	—	21
Total services revenue	14	193	328	3	—	538
Total revenues - external customers	9,476	1,803	328	14	—	11,621
Intersegment revenues
Services	—	19	3,481	—	(3,500)	—
Products	—	—	846	—	(846)	—
Total intersegment revenues	—	19	4,327	—	(4,346)	—
Investment income	23	6	—	15	47	91
Total revenues	9,499	1,828	4,655	29	(4,299)	11,712
Operating expenses:
Benefits	8,080	1,167	—	24	(147)	9,124
Operating costs	1,010	493	4,434	4	(4,156)	1,785
Depreciation and amortization	40	24	36	1	(19)	82
Total operating expenses	9,130	1,684	4,470	29	(4,322)	10,991
Income from operations	369	144	185	—	23	721
Interest expense	—	—	—	—	35	35
Income before income taxes	$369	$144	$185	$—	$(12)	$686

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2014 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 18, 2015, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
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
Our industry relies on two key statistics to measure performance. The benefit ratio, which is computed by taking total benefits expense as a percentage of premiums revenue, represents a statistic used to measure underwriting profitability. The operating cost ratio, which is computed by taking total operating costs, excluding depreciation and amortization, as a percentage of total revenue less investment income, represents a statistic used to measure administrative spending efficiency.
Business Segments
On January 1, 2015, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and renamed our Employer Group segment to the Group segment. Our three reportable segments remain Retail, Group, and Healthcare Services. The more significant realignments included reclassifying Medicare benefits offered to groups to the Retail segment from the Group segment, bringing all of our Medicare offerings, which are now managed collectively, together in one segment, recognizing that in some instances we market directly to individuals that are part of a group Medicare account. In addition, we realigned our military services business, primarily consisting of our TRICARE South Region contract previously included in the Other Businesses category, to our Group segment as we consider this contract with the government to be a group account. Prior period segment financial information has been recast to conform to the 2015 presentation.

We manage our business with three reportable segments: Retail, Group, and Healthcare Services. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts, as well as individual commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products. In addition, the Retail segment also includes our contract with CMS to administer the LI-NET prescription drug plan program and contracts with various states to provide

Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Group segment consists of employer group commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary insurance benefits, as well as administrative services only, or ASO products. In addition, our Group segment includes our health and wellness products (primarily marketed to employer groups) and military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, home based services, and clinical programs, as well as services and capabilities to advance population health. We will continue to report under the category of Other Businesses those businesses which do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
The results of each segment are measured by income before income taxes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home based services as well as clinical programs, to our Retail and Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
Our Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Group segment’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. Similarly, certain of our fully-insured individual commercial medical products in our Retail segment experience seasonality in the benefit ratio akin to the Group segment, including the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers. As previously underwritten members transition, it results in policy lapses and the release of reserves for future policy benefits and recognition of previously deferred acquisition costs. These policy lapses generally occur during the first quarter of the new coverage year following the open enrollment period.
In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare and individual health care exchange marketing seasons.
2015 Highlights
Consolidated

•
Our 2015 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At March 31, 2015, approximately 1,456,800 members, or 54.2%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,301,000 members, or 53.6%, at December 31, 2014 and 1,243,500 members, or 53.4%, at March 31, 2014.

•
Our pretax results for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, were impacted by membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings, partially offset by lower favorable prior-period medical claims reserve development.

•
Year-over-year comparisons of the operating cost ratio are impacted by an increase in the non-deductible health insurance industry fee mandated by the Health Care Reform Law. Likewise, year-over-year comparisons of the benefit ratio reflect the increase in this fee in the pricing of our products for 2015.

•
During the three months ended March 31, 2015, we recorded a deferred tax asset of approximately $53 million, or $0.35 per diluted common share, in connection with the held-for-sale classification of Concentra Inc., or Concentra, decreasing our effective tax rate by approximately 7 percentage points. The 7 percentage point impact on our the effective tax rate was partially offset by the impact of an increase in the health insurance industry fee. We expect the sale of Concentra to close in the second quarter of 2015 and we anticipate recording a significant gain of approximately $1.00 to $1.10 per diluted common share at that time. The ultimate gain recognized will reflect considerations for costs to sell, changes in the carrying value of net assets and the related tax effect. The pending sale of Concentra is discussed below under Healthcare Services segment highlights.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.

•
Our operating cash flow was $107 million for the three months ended March 31, 2015 compared to operating cash flow of $671 million for the three months ended March 31, 2014. The decrease in our operating cash flows for the three months ended March 31, 2015 reflects an increase in earnings more than offset by changes in the timing of working capital items primarily driven by a lower rate of growth in benefits payable commensurate with the lower 2015 membership growth.

•
In September 2015, we expect to pay the federal government $882 million for the annual non-deductible health insurance industry fee compared to our payment of $562 million in 2014. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate beginning in 2014. The health insurance industry fee is further described below under the section titled “Health Care Reform.”

•
During the three months ended March 31, 2015, we repurchased 0.15 million shares in open market transactions for $26 million and paid dividends to stockholders of $44 million. In addition, on March 13, 2015, upon final settlement of our previously announced accelerated share repurchase agreement we received an additional 0.36 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $146.21, bringing the total shares received under this program to 3.42 million. On March 12, 2015, we entered into a plan designed to comply with Rule 10b5-1 under the Exchange Act, pursuant to which we expect to repurchase an aggregate amount of $365 million of our common stock by June 30, 2015, to fulfill our expectation to repurchase $1 billion of our common stock under the September 2014 $2 billion authorization by that date. Our remaining repurchase authorization was $1.23 billion as of April 28, 2015 after giving effect to 0.63 million additional shares repurchased under the Rule 10b5-1 compliant plan for $112 million in April 2015.

Retail

•
On April 6, 2015, CMS announced final 2016 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notice together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, sunset of the Star quality CMS demonstration in 2015, risk coding modifications, and other funding formula changes, indicate 2016 Medicare Advantage funding increases for us of approximately 0.8% on average. Although the overall rate adjustment is positive, geographic-specific impacts may vary from this average. Accordingly, while we believe in some markets that our members’ benefits may be adversely impacted, we believe we can effectively design Medicare Advantage products based upon the applicable level of rate changes while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy as well as Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•
For the three months ended March 31, 2015, our Retail segment pretax income increased by $6 million, or 1.6% as compared to the three months ended March 31, 2014, primarily driven by the same factors impacting our consolidated results as described above.

•
Individual Medicare Advantage membership of 2,685,900 at March 31, 2015 increased 258,000, or 10.6%, from 2,427,900 at December 31, 2014 and increased 355,100 members, or 15.2%, from 2,330,800 at March 31, 2014 reflecting net membership additions, particularly for our Health Maintenance Organization, or HMO, offerings for the 2015 plan year.

•
Group Medicare Advantage membership of 470,900 at March 31, 2015 decreased 18,800 members, or 3.8%, from 489,700 at December 31, 2014 and decreased 6,700 members, or 1.4%, from 477,600 at March 31, 2014. The decline from December 31, 2014 primarily reflects the loss of a large group account.

•
Medicare stand-alone PDP membership of 4,381,400 at March 31, 2015 increased 387,400 members, or 9.7%, from 3,994,000 at December 31, 2014 and increased 524,900 members, or 13.6%, from 3,856,500 at March 31, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2015 plan year.

•
Our state-based Medicaid membership as of March 31, 2015 increased 22,200 members, or 7.0%, from 316,800 at December 31, 2014 and increased 209,400 members, or 161.6%, from 129,600 at March 31, 2014, in each case primarily due to the addition of members under our Florida Medicaid contract.

•
Individual commercial medical membership of 1,258,100 at March 31, 2015 increased 110,000 members, or 9.6%, from 1,148,100 at December 31, 2014 and increased 424,100 members, or 50.9%, from 834,000 at March 31, 2014 primarily reflecting new sales and better retention for plans compliant with the Health Care Reform Law, both on-exchange and off-exchange. At March 31, 2015, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 944,100 members, an increase of 257,800 members, or 37.6%, from December 31, 2014 and an increase of 648,200 members, or 219.1%, from March 31, 2014.

Group Segment

•
For the three months ended March 31, 2015, our Group segment pretax income increased $10 million, or 6.9% as compared to the three months ended March 31, 2014, primarily due to a decline in the operating cost ratio partially offset by an increase in the benefit ratio as discussed in the results discussion that follows.

•
Membership in HumanaVitality®, our wellness and loyalty rewards program, rose 2.4% to 3,947,900 at March 31, 2015 from 3,856,800 at December 31, 2014 and rose 11.0% from 3,555,700 at March 31, 2014 primarily due to individual Medicare Advantage and fully-insured individual commercial medical membership growth.

Healthcare Services Segment

•
On March 22, 2015, we signed a definitive agreement to sell our wholly-owned subsidiary Concentra to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, subject to customary adjustments. The agreement is subject to Hart-Scott-Rodino clearance and customary closing conditions, and is expected to close in the second quarter of this year.

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $45 million, or 24.3%, for the three months ended March 31, 2015. This increase was primarily due revenue growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. At March 31, 2015, we had approximately 463,000 Medicare Advantage members with complex chronic conditions in the Humana Chronic Care Program, a 10.1% increase compared with approximately 420,700 Medicare Advantage members at December 31, 2014, and an increase of 55.6% compared with approximately 297,500 Medicare Advantage members at March 31, 2014. These increases reflect enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Implementation dates of the Health Care Reform Law began in September 2010 and will continue through 2018, and many aspects of the Health Care Reform Law are already effective and have been implemented by us. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry was $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which significantly increased our effective income tax rate. Our effective tax rate for the full year 2015 is expected to be approximately 46% to 47%. In 2014, we paid the federal government $562 million for the annual health insurance industry fee. We expect to pay the federal government $882 million for the annual health insurance industry fee in 2015, a 57% increase from 2014, primarily reflecting an increase in the total industry fee. In addition, statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment of the health insurance industry fee beginning in 2014. Accordingly, in addition to recording the full-year 2015 assessment in the first quarter of 2015, we are required to restrict surplus for the 2016 assessment ratably in 2015.

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
As discussed above, it is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law in 2015 related to claims paid in 2014, which payments may be subject to federal administrative action). In addition, certain aspects of the Health Care Reform Law have been challenged in federal court, and we cannot predict the results of these proceedings.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home based services as well as clinical programs, to our Retail and Group customers and are described in Note 14 to the condensed consolidated financial statements.

Comparison of Results of Operations for 2015 and 2014
The following discussion primarily deals with our results of operations for the three months ended March 31, 2015, or the 2015 quarter, the three months ended March 31, 2014, or the 2014 quarter.
Consolidated

	For the three months ended March 31,		Change
	2015	2014	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$11,578	$9,462	$2,116	22.4%
Group	1,660	1,610	50	3.1%
Other Businesses	10	11	(1)	(9.1)%
Total premiums	13,248	11,083	2,165	19.5%
Services:
Retail	4	14	(10)	(71.4)%
Group	169	193	(24)	(12.4)%
Healthcare Services	315	328	(13)	(4.0)%
Other Businesses	2	3	(1)	(33.3)%
Total services	490	538	(48)	(8.9)%
Investment income	95	91	4	4.4%
Total revenues	13,833	11,712	2,121	18.1%
Operating expenses:
Benefits	11,005	9,124	1,881	20.6%
Operating costs	1,945	1,785	160	9.0%
Depreciation and amortization	93	82	11	13.4%
Total operating expenses	13,043	10,991	2,052	18.7%
Income from operations	790	721	69	9.6%
Interest expense	46	35	11	31.4%
Income before income taxes	744	686	58	8.5%
Provision for income taxes	314	318	(4)	(1.3)%
Net income	$430	$368	$62	16.8%
Diluted earnings per common share	$2.82	$2.35	$0.47	20.0%
Benefit ratio(a)	83.1%	82.3%		0.8%
Operating cost ratio(b)	14.2%	15.4%		(1.2)%
Effective tax rate	42.2%	46.4%		(4.2)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $430 million, or $2.82 per diluted common share, in the 2015 quarter compared to $368 million, or $2.35 per diluted common share, in the 2014 quarter. The 2015 quarter includes $0.35 per diluted common share, associated with a tax benefit recorded in connection with the held-for-sale classification of Concentra. Excluding the impact of the tax benefit, the increase in the 2015 quarter was primarily due to membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical offerings. These favorable items were partially offset by lower favorable prior-period medical claims reserve development as discussed under benefits expense below. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2015 quarter reflecting the impact of share repurchases.
Premiums
Consolidated premiums increased $2.2 billion, or 19.5%, from the 2014 quarter to $13.2 billion for the 2015 quarter. This increase is primarily due to an increase in Retail segment premiums mainly driven by higher average Medicare Advantage and individual commercial medical membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services revenue
Consolidated services revenue decreased $48 million, or 8.9%, from the 2014 quarter to $490 million for the 2015 quarter. This decrease is primarily due to the loss of certain large group ASO accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.
Investment income
Investment income totaled $95 million for the 2015 quarter compared to $91 million for the 2014 quarter as higher average invested balances were partially offset by lower interest rates.
Benefits expense
Consolidated benefits expense was $11.0 billion for the 2015 quarter, an increase of $1.9 billion, or 20.6%, from the 2014 quarter. This increase is primarily due to an increase in the Retail segment mainly driven by higher average Medicare Advantage membership and individual commercial medical membership. We experienced favorable medical claims reserve development related to prior fiscal years of $194 million in the 2015 quarter as compared to $297 million in the 2014 quarter. The decrease in favorable medical claims reserve development year-over-year primarily was due to previously implemented process changes that improved the initial accuracy of claim payment processing, as well as higher than expected flu costs in the fourth quarter of 2014.
The consolidated benefit ratio increased 80 basis points to 83.1% for the 2015 quarter compared to 82.3% for the 2014 quarter. The increase in the 2015 quarter is primarily due to an increase in the Retail and Group segment ratios as discussed below.
Operating costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $160 million, or 9.0%, during the 2015 quarter compared to the 2014 quarter. This increase is primarily due to increases in costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee, partially offset by operating cost efficiencies.

The consolidated operating cost ratio for the 2015 quarter was 14.2%, decreasing 120 basis points from the 2014 quarter. This decrease is primarily due to a decrease in the operating cost ratio in our Group segment.
Depreciation and amortization
Depreciation and amortization for the 2015 quarter totaled $93 million, compared to $82 million for the 2014 quarter, reflecting increased capital expenditures during 2014.
Interest expense
Interest expense for the 2015 quarter totaled $46 million, compared to $35 million for the 2014 quarter, reflecting a higher average long-term debt balance due to the issuance of senior notes in September 2014.
Income Taxes
Our effective tax rate during the 2015 quarter was 42.2% compared to the effective tax rate of 46.4% in the 2014 quarter. The effective tax for the three months ended March 31, 2015 includes the beneficial effect of a deferred tax asset recorded in connection with the pending sale of our Concentra subsidiary, decreasing our effective tax rate by approximately 7 percentage points, partially offset by the increase in the non-deductible health insurance industry fee.
Retail Segment

	March 31,		Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,685,900	2,330,800	355,100	15.2%
Group Medicare Advantage	470,900	477,600	(6,700)	(1.4)%
Medicare stand-alone PDP	4,381,400	3,856,500	524,900	13.6%
Total Retail Medicare	7,538,200	6,664,900	873,300	13.1%
Individual commercial (a)	1,258,100	834,000	424,100	50.9%
State-based Medicaid	339,000	129,600	209,400	161.6%
Total Retail medical members	9,135,300	7,628,500	1,506,800	19.8%
Individual specialty membership (b)	1,173,300	1,123,700	49,600	4.4%

(a)	Individual commercial medical membership includes Medicare Supplement members.

(b)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$7,433	$6,460	$973	15.1%
Group Medicare Advantage	1,394	1,384	10	0.7%
Medicare stand-alone PDP	1,003	865	138	16.0%
Total Retail Medicare	9,830	8,709	1,121	12.9%
Individual commercial	1,094	525	569	108.4%
State-based Medicaid	591	169	422	249.7%
Individual specialty	63	59	4	6.8%
Total premiums	11,578	9,462	2,116	22.4%
Services	4	14	(10)	(71.4)%
Total premiums and services revenue	$11,582	$9,476	$2,106	22.2%
Income before income taxes	$375	$369	$6	1.6%
Benefit ratio	85.8%	85.4%		0.4%
Operating cost ratio	10.8%	10.7%		0.1%

Pretax Results

•
Retail segment pretax income was $375 million in the 2015 quarter, an increase of $6 million, or 1.6%, compared to $369 million in the 2014 quarter. This increase is primarily driven by Medicare Advantage and individual commercial medical membership growth, substantially offset by an increase in the benefit ratio as discussed below.

Enrollment

•
Individual Medicare Advantage membership increased 355,100 members, or 15.2%, from March 31, 2014 to March 31, 2015 reflecting net membership additions, particularly for our HMO offerings, for the 2015 plan year.

•	Group Medicare Advantage membership decreased 6,700, or 1.4%, from March 31, 2014 to March 31, 2015.

•
Medicare stand-alone PDP membership increased 524,900 members, or 13.6%, from March 31, 2014 to March 31, 2015 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2015 plan year.

•
Individual commercial medical membership increased 424,100 members, or 50.9%, from March 31, 2014 to March 31, 2015 primarily reflecting new sales and better retention for plans compliant with the Health Care Reform Law, both on-exchange and off-exchange.

•
State-based Medicaid membership increased 209,400 members, or 161.6%, from March 31, 2014 to March 31, 2015, primarily driven by the addition of members under our Florida Medicaid contract. State-based Medicaid membership at March 31, 2015 includes 18,400 dual-eligible demonstration members from state-based contracts.

•	Individual specialty membership increased 49,600 members, or 4.4%, from March 31, 2014 to March 31, 2015, primarily driven by increased membership in dental and vision offerings.
Premiums

•
Retail segment premiums increased $2.1 billion, or 22.4%, from the 2014 quarter to the 2015 quarter primarily due to membership growth across our individual Medicare Advantage, Medicare stand-alone PDP, individual commercial medical, and state-based Medicaid lines of business. Average Medicare Advantage membership increased 12.6%.

Benefits expense

•
The Retail segment benefit ratio increased 40 basis points from 85.4% in the 2014 quarter to 85.8% in the 2015 quarter. The increase was primarily due to lower favorable prior-period medical claims reserve development as discussed below and higher benefit ratios associated with members from state-based contracts. These items were partially offset by the release of reserves for future policy benefits as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law as well as the impact of the increase in the health insurance industry fee included in the pricing of our products.

•
The Retail segment’s pretax income for the 2015 quarter included the beneficial effect of $188 million in favorable prior-period medical claims reserve development versus $277 million in the 2014 quarter. This favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 160 basis points in the 2015 quarter and approximately 290 basis points in the 2014 quarter. The year-over-year decline in favorable prior-period medical claims reserve development primarily was due to previously implemented process changes that improved the initial accuracy of claim payment processing, as well as higher than expected flu costs in the fourth quarter of 2014.

Operating costs

•
The Retail segment operating cost ratio of 10.8% for the 2015 quarter increased 10 basis points from 10.7% for the 2014 quarter. This increase is primarily due to the increase in the non-deductible health insurance industry fee and the recognition of previously deferred acquisition costs as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law, partially offset by scale efficiencies associated with medical membership growth in the segment. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in the 2015 quarter and 120 basis points in the 2014 quarter.

Group Segment

	March 31,		Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,189,600	1,200,200	(10,600)	(0.9)%
ASO	736,800	1,142,000	(405,200)	(35.5)%
Military services	3,085,600	3,098,000	(12,400)	(0.4)%
Total group medical members	5,012,000	5,440,200	(428,200)	(7.9)%
Group specialty membership (a)	6,251,200	6,600,900	(349,700)	(5.3)%

(a)
Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,384	$1,329	$55	4.1%
Group specialty	270	275	(5)	(1.8)%
Military services	6	6	—	—%
Total premiums	1,660	1,610	50	3.1%
Services	169	193	(24)	(12.4)%
Total premiums and services revenue	$1,829	$1,803	$26	1.4%
Income before income taxes	$154	$144	$10	6.9%
Benefit ratio	73.9%	72.5%		1.4%
Operating cost ratio	24.5%	27.1%		(2.6)%

Pretax Results

•
Group segment pretax income increased $10 million, or 6.9%, to $154 million in the 2015 quarter primarily reflecting a decline in the operating cost ratio partially offset by an increase in the benefit ratio as discussed below.

Enrollment

•
Fully-insured commercial group medical membership remained relatively unchanged, decreasing 10,600 members, or 0.9%, from March 31, 2014 to March 31, 2015 as an increase in small group business membership was offset by lower membership in large group accounts.

•
Group ASO commercial medical membership decreased 405,200 members, or 35.5%, from March 31, 2014 to March 31, 2015 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•	Group specialty membership decreased 349,700 members, or 5.3%, from March 31, 2014 to March 31, 2015 primarily due to the loss of certain fully-insured group accounts.
Premiums

•
Group segment premiums increased $50 million, or 3.1%, to $1.7 billion for the 2015 quarter primarily due to an increase in fully-insured commercial medical per member premiums partially offset by a net decline in fully-insured commercial medical membership.

Services

•	Group segment services revenue decreased $24 million, or 12.4%, to $169 million for the 2015 quarter primarily due to a decline in group ASO commercial medical membership.
Benefits expense

•
The Group segment benefit ratio increased 140 basis points from 72.5% in the 2014 quarter to 73.9% in the 2015 quarter primarily due to anticipated higher specialty drug costs and lower favorable prior-period medical claims reserve development as discussed below, partially offset by an increase in the non-deductible health insurance industry fee included in the pricing of our products.

•
The Group segment’s pretax income for the 2015 quarter included the beneficial effect of $5 million in favorable prior-period medical claims reserve development versus $20 million in the 2014 quarter. This favorable prior-period medical claims reserve development decreased the Group segment benefit ratio by approximately 30 basis points in the 2015 quarter versus approximately 120 basis points in the 2014 quarter. The year-over-year decline in favorable prior-period medical claims reserve development primarily was due to a relatively small number of higher severity claims in the 2015 quarter associated with prior periods.

Operating costs

•
The Group segment operating cost ratio of 24.5% for the 2015 quarter decreased 260 basis points from 27.1% for the 2014 quarter. The decrease primarily reflects a decline in our group ASO commercial medical membership which carries a higher operating cost ratio than our fully-insured commercial medical membership, as well as operating cost efficiencies associated with our fully-insured business as a result of our cost reduction initiatives. These decreases were partially offset by the impact of an increase in the non-deductible health insurance industry fee. The non-deductible health insurance industry fee impacted the operating cost ratio by 140 basis points in the 2015 quarter and 100 basis points in the 2014 quarter.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$279	$284	$(5)	(1.8)%
Home based services	29	23	6	26.1%
Pharmacy solutions	7	21	(14)	(66.7)%
Total services revenues	315	328	(13)	(4.0)%
Intersegment revenues:
Pharmacy solutions	4,960	3,857	1,103	28.6%
Provider services	364	302	62	20.5%
Home based services	190	118	72	61.0%
Clinical programs	49	50	(1)	(2.0)%
Total intersegment revenues	5,563	4,327	1,236	28.6%
Total services and intersegment revenues	$5,878	$4,655	$1,223	26.3%
Income before income taxes	$230	$185	$45	24.3%
Operating cost ratio	95.4%	95.3%		0.1%

Pretax results

•
Healthcare Services segment pretax income of $230 million for the 2015 quarter increased $45 million, or 24.3%, from the 2014 quarter primarily due to revenue growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

Script Volume

•
Humana Pharmacy Solutions® script volumes for Retail and Group segment membership increased to approximately 96 million in the 2015 quarter, up 22% versus scripts of approximately 79 million in the 2014 quarter. This increase primarily reflects growth associated with higher average medical membership for the 2015 quarter than in the 2014 quarter.

Intersegment revenues

•
Intersegment revenues increased $1.2 billion, or 28.6%, from the 2014 quarter to $5.6 billion for the 2015 quarter primarily due to growth in our Medicare membership which resulted in higher utilization of our pharmacy solutions and home based services businesses.

Operating costs

•	The Healthcare Services segment operating cost ratio of 95.4% for the 2015 quarter was relatively unchanged from the 2014 quarter.
Liquidity
Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities, borrowings, and proceeds from sales of businesses. Our primary uses of cash include disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items including taxes and assessments. The use of operating cash flows may be limited by regulatory requirements which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by Departments of Insurance.
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law are impacting the timing of our operating cash flows, as we built receivables for the 2014 coverage year that we expect to collect in the second half of 2015 and we are building receivables for the 2015 coverage year that we expect to collect in the second half of 2016. The net receivable balance associated with the 3Rs was approximately $732 million at March 31, 2015, including $668 million related to the 2014 coverage year, and $679 million at December 31, 2014. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2014 Form 10-K.
Cash and cash equivalents remained relatively unchanged at approximately $1.9 billion at March 31, 2015 and December 31, 2014. The change in cash and cash equivalents for the three months ended March 31, 2015 and 2014 is summarized as follows:

	2015	2014
	(in millions)
Net cash provided by operating activities	$107	$671
Net cash used in investing activities	(94)	(171)
Net cash (used in) provided by financing activities	(2)	24
Increase in cash and cash equivalents	$11	$524

Cash Flow from Operating Activities
The decrease in operating cash flows from the 2014 quarter to the 2015 quarter primarily results from an increase in earnings more than offset by changes in the timing of working capital items primarily driven by a lower rate of growth in benefits payable commensurate with the lower 2015 membership growth, significant pharmacy growth including receivables for manufacturer rebates, and the timing of receipts for premiums.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	2015 Quarter Change	2014 Quarter Change
	(in millions)
IBNR (1)	$3,398	$3,254	$144	$354
Reported claims in process (2)	553	475	78	164
Other benefits payable (3)	813	746	67	21
Total benefits payable	$4,764	$4,475	$289	$539

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
The increase in benefits payable from December 31, 2014 to March 31, 2015 and from December 31, 2013 to March 31, 2014 largely was due to an increase in IBNR, primarily as a result of Medicare Advantage and individual commercial medical membership growth, and an increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff. The 2015 quarter change in IBNR was $144 million as compared to the 2014 quarter change in IBNR of $354 million primarily reflecting the impact of enrollment changes in each quarterly period. As discussed previously, our cash flows are impacted by changes in enrollment. Membership growth in new fully-insured individual commercial medical plans compliant with the Healthcare Reform Law as well as growth in individual Medicare Advantage membership in the 2014 quarter (the first period plans compliant with the Health Care Reform Law were effective) outpaced membership growth in these plans in the 2015 quarter. In addition, growth in group Medicare Advantage membership in the 2014 quarter favorably impacted the 2014 quarter change while a decline in group Medicare Advantage membership in the 2015 quarter negatively impacted the 2015 quarter change.

The detail of total net receivables was as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	2015 Quarter Change	2014 Quarter Change
	(in millions)
Medicare	$1,206	$664	$542	$523
Commercial and other	523	382	141	(24)
Military services	72	106	(34)	11
Allowance for doubtful accounts	(111)	(99)	(12)	—
Total net receivables	$1,690	$1,053	637	510
Reconciliation to cash flow statement:
Receivables held-for-sale and disposition of receivables from sale of business			7	14
Change in receivables per cash flow statement resulting in cash from operations			$644	$524
The changes in Medicare receivables for both the 2015 quarter and 2014 quarter reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the final and mid-year settlements with CMS in July and August, respectively.
The increase in commercial and other receivables primarily relates to growth in our individual commercial medical membership.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions are impacting our operating cash flows as we built a receivable for the 2014 coverage year that we expect to collect in the second half of 2015 and as we build a receivable for the 2015 coverage year that we expect to collect in the second half of 2016. The net receivable balance associated with the 3Rs was approximately $732 million at March 31, 2015 and $679 million at December 31, 2014, including certain amounts recorded in receivables as noted above. In September 2015, we expect to pay the federal government $882 million for the annual health insurance industry fee.
Cash Flow from Investing Activities
Proceeds from sales and maturities of investment securities exceeded purchases by $29 million in the 2015 quarter. During the 2014 quarter, we reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $131 million.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $123 million in the 2015 quarter and $106 million in the 2014 quarter reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment. Excluding acquisitions, we expect total capital expenditures in 2015 in a range of approximately $525 million to $575 million compared to total capital expenditures of $528 million for full year 2014.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $128 million during the 2015 quarter and $239 million during the 2014 quarter. Our net receivable for CMS subsidies and brand name prescription drug discounts was $1.5 billion at March 31, 2015 compared to $474 million at March 31, 2014 and $1.7 billion at December 31, 2014. Refer to Note 6 to the condensed consolidated financial statements.
Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $28 million during the 2015 quarter compared to $23 million during the 2014 quarter.
Receipts from HHS associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $23 million higher than claims payments during the 2015 quarter and $4 million higher than claims payments during the 2014 quarter.
We repurchased 0.1 million shares for $26 million in the 2015 quarter and 0.1 million shares for $11 million in the 2014 quarter under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $40 million in the 2015 quarter and $38 million in the 2015 quarter.
We paid dividends to stockholders of $44 million during both the 2015 quarter and the 2014 quarter, as discussed further below.
Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2014 and 2015 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
In April 2015, our Board declared a cash dividend of $0.29 per share payable on July 31, 2015 to stockholders of record on June 30, 2015. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing.
On November 7, 2014, we announced that we had entered into an accelerated share repurchase agreement, or ASR Agreement, with Goldman, Sachs & Co., or Goldman Sachs, to repurchase $500 million of our common stock as part of the $2 billion share repurchase program authorized in September 2014. Under the ASR Agreement, on November

10, 2014, we made a payment of $500 million to Goldman Sachs from available cash on hand and received an initial delivery of 3.06 million shares of our common stock from Goldman Sachs based on the then current market price of Humana common stock. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $400 million increase in treasury stock, which reflected the value of the initial 3.06 million shares received upon initial settlement, and a $100 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the ASR Agreement. Upon settlement of the ASR on March 13, 2015, we received an additional 0.36 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $146.21, bringing the total shares received under this program to 3.42 million. In addition, upon settlement we reclassified the $100 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock.
Excluding the 0.36 million shares received in March 2015 upon settlement of our ASR Agreement for which no cash was paid during the period, share repurchases were as follows during the three months ended March 31, 2015 and 2014:

		Three months ended March 31,
		2015		2014
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
September 2014	$2,000	0.15	$26	—	$—
April 2014	1,000	—	—	—	—
April 2013	1,000	—	—	0.10	11
Total repurchases		0.15	$26	0.10	$11
Our remaining repurchase authorization was $1.23 billion as of April 28, 2015 after giving effect to 0.63 million additional shares repurchased under a Rule 10b5-1 compliant plan for $112 million in April 2015.
In connection with employee stock plans, we acquired 0.2 million common shares for $40 million and 0.4 million common shares for $38 million during the three months ended March 31, 2015 and 2014, respectively, which amounts are not included in the table above.
Treasury Stock Reissuance
We reissued 0.7 million shares of treasury stock during the three months ended March 31, 2015 at a cost of $39 million associated with restricted stock unit vestings and option exercises.
Senior Notes
In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem the 6.45% senior unsecured notes as discussed below. We previously issued $500 million of 6.45% senior notes due June 1, 2016, $500 million of 7.20% senior notes due June 15, 2018, $300 million of 6.30% senior notes due August 1, 2018, $600 million of 3.15% senior notes due December 1, 2022, $250 million of 8.15% senior notes due June 15, 2038, and $400 million of 4.625% senior notes due December 1, 2042.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.1 billion at March 31, 2015 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.0 billion and an actual leverage ratio of 1.3:1, as measured in accordance with the credit agreement as of March 31, 2015. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At March 31, 2015, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $4 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of March 31, 2015, we had $996 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes, including to repurchase shares of our common stock. The maximum principal amount outstanding at any one time during the three months ended March 31, 2015 was $75 million. There were no outstanding borrowings at March 31, 2015 or December 31, 2014.
Liquidity Requirements
We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement and our commercial paper program or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, acquisitions, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to refinance or repay debt, and repurchase shares. In addition, we anticipate gross proceeds of $1,055 million, excluding selling costs, from the sale of Concentra which is expected to close in the second quarter of 2015.
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2015 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.2 billion at March 31, 2015 compared to $1.4 billion at December 31, 2014, primarily reflecting capital expenditures, common stock repurchases, and payment of shareholder dividends. As described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Care Reform,” statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment. Therefore, in addition to recording the full-year 2015 assessment in the first quarter of 2015, we are required to restrict surplus for the 2016 assessment ratably in 2015. In September 2015, we expect to pay the federal government $882 million for the annual health insurance industry fee.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2014, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $6.0 billion, which exceeded aggregate minimum regulatory requirements of $4.1 billion. The amount of dividends that we expect to be paid to our parent company in 2015 is approximately $940 million in the aggregate. However, subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. This compares to dividends that were paid to our parent company for the full year 2014 of approximately $927 million.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at March 31, 2015. Our net unrealized position increased $47 million from a net unrealized gain position of $475 million at December 31, 2014 to a net unrealized gain position of $522 million at March 31, 2015. At March 31, 2015, we had gross unrealized losses of $31 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the three months ended March 31, 2015. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.2 years as of March 31, 2015 and 4.1 years as of December 31, 2014. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $471 million.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2015.
Based on our evaluation, our CEO, CFO, and our Principal Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 22 of this Form 10-Q.
Item 1A.     Risk Factors
There have been no material changes to the risk factors included in our 2014 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2015	—	$—	—	$1,365,543,163
February 2015	—	—	—	1,365,543,163
March 2015	501,438	179.89	501,438	1,339,461,636
Total	501,438	$179.89	501,438

(1)
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with a current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment bankers), subject to certain regulatory restrictions on volume, pricing, and timing. On March 13, 2015, we completed final settlement of our previously announced accelerated share repurchase program. Our remaining repurchase authorization was $1.23 billion as of April 28, 2015 after giving effect to 0.63 million additional shares repurchased under a Rule 10b5-1 compliant plan for $112 million in April 2015.

(2)
Includes 0.4 million shares received in March 2015 upon settlement of an accelerated share repurchase program for which no cash was paid during the period and excludes 0.2 million shares repurchased in connection with employee stock plans.

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

101
The following materials from Humana Inc.'s Quarterly Report of Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 29, 2015	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)