Form 10-Q
period 2015-06-30
HUMANA INC
filed 2015-07-29
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2015
$0.16 2/3 par value	148,143,674 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2015

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,250	$1,935
Investment securities	7,041	7,598
Receivables, less allowance for doubtful accounts of $104 in 2015 and $98 in 2014:	2,129	1,053
Other current assets	5,555	4,007
Assets held-for-sale	—	943
Total current assets	16,975	15,536
Property and equipment, net	1,299	1,228
Long-term investment securities	1,839	1,949
Goodwill	3,266	3,231
Other long-term assets	2,005	1,583
Total assets	$25,384	$23,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,781	$4,475
Trade accounts payable and accrued expenses	3,292	2,095
Book overdraft	309	334
Unearned revenues	291	361
Short-term borrowings	300	—
Liabilities held-for-sale	—	206
Total current liabilities	8,973	7,471
Long-term debt	3,823	3,825
Future policy benefits payable	2,148	2,349
Other long-term liabilities	357	236
Total liabilities	15,301	13,881
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,272,668 shares issued at June 30, 2015 and 197,951,551 shares issued at December 31, 2014	33	33
Capital in excess of par value	2,495	2,330
Retained earnings	10,689	9,916
Accumulated other comprehensive income	153	223
Treasury stock, at cost, 50,128,994 shares at June 30, 2015 and 48,347,541 shares at December 31, 2014	(3,287)	(2,856)
Total stockholders’ equity	10,083	9,646
Total liabilities and stockholders’ equity	$25,384	$23,527
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions, except per share results)
Revenues:
Premiums	$13,212	$11,584	$26,460	$22,667
Services	407	546	897	1,084
Investment income	113	92	208	183
Total revenues	13,732	12,222	27,565	23,934
Operating expenses:
Benefits	11,252	9,627	22,257	18,751
Operating costs	1,817	1,835	3,762	3,620
Depreciation and amortization	90	79	183	161
Total operating expenses	13,159	11,541	26,202	22,532
Income from operations	573	681	1,363	1,402
Gain on sale of business	267	—	267	—
Interest expense	47	35	93	70
Income before income taxes	793	646	1,537	1,332
Provision for income taxes	362	302	676	620
Net income	$431	$344	$861	$712
Basic earnings per common share	$2.88	$2.22	$5.74	$4.59
Diluted earnings per common share	$2.85	$2.19	$5.67	$4.54
Dividends declared per common share	$0.29	$0.28	$0.57	$0.55
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income	$431	$344	$861	$712
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(87)	56	(73)	164
Effect of income taxes	32	(21)	27	(60)
Total change in unrealized investment gains/losses, net of tax	(55)	35	(46)	104
Reclassification adjustment for net realized gains included in investment income	(28)	(2)	(37)	(3)
Effect of income taxes	9	1	13	1
Total reclassification adjustment, net of tax	(19)	(1)	(24)	(2)
Other comprehensive (loss) income, net of tax	(74)	34	(70)	102
Comprehensive income	$357	$378	$791	$814
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$861	$712
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of business	(267)	—
Net realized capital gains	(37)	(3)
Stock-based compensation	69	55
Depreciation	178	157
Other intangible amortization	50	56
Benefit for deferred income taxes	(28)	(39)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(1,087)	(1,137)
Other assets	(1,437)	(914)
Benefits payable	306	885
Other liabilities	923	641
Unearned revenues	(70)	42
Other, net	38	16
Net cash (used in) provided by operating activities	(501)	471
Cash flows from investing activities
Proceeds from sale of business	1,055	72
Acquisitions, net of cash acquired	(38)	(3)
Purchases of property and equipment	(259)	(216)
Purchases of investment securities	(1,721)	(968)
Maturities of investment securities	615	512
Proceeds from sales of investment securities	1,570	1,007
Net cash provided by investing activities	1,222	404
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(259)	(127)
Proceeds from issuance of commercial paper, net	300	—
Change in book overdraft	(25)	(109)
Common stock repurchases	(371)	(152)
Dividends paid	(86)	(86)
Excess tax benefit from stock-based compensation	14	9
Proceeds from stock option exercises and other	21	45
Net cash used in financing activities	(406)	(420)
Increase in cash and cash equivalents	315	455
Cash and cash equivalents at beginning of period	1,935	1,138
Cash and cash equivalents at end of period	$2,250	$1,593
Supplemental cash flow disclosures:
Interest payments	$95	$73
Income tax payments, net	$736	$601
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
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
Proposed Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we will merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. In the Merger, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash. The total transaction was estimated at approximately $37 billion including the assumption of Humana debt, based on the closing price of Aetna common shares on July 2, 2015. The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends and repurchases of our securities, restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.
The transaction is subject to customary closing conditions, including, among other things, (i) approval of the holders of our outstanding shares of common stock entitled to vote on the Merger, (ii) approval of the holders of Aetna outstanding shares to the issuance of Aetna common stock in the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (iv) the absence of legal restraints and prohibitions on the consummation of the Merger, (v) the effectiveness of the registration statement in respect of the Aetna common stock to be issued in the Merger, (vi) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (vii) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (viii) material compliance by each party with its covenants in the Merger Agreement, and (ix) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) the Centers for Medicare and Medicaid Services, or CMS, has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. The Merger is expected to close in the second half of 2016.
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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2015, the Financial Accounting Standards Board, or FASB, issued new guidance requiring insurance entities to provide additional disclosures about claim liabilities including paid claims development information by accident year and claim frequency data and related methodologies. The guidance is effective for us beginning with the 2016 annual reporting period and interim periods beginning in 2017. We are currently evaluating the impact the new guidance will have on our disclosures.
In April 2015, the FASB issued new guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. The guidance is effective for us beginning with interim and annual reporting periods in 2016, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions either prospectively to all arrangements entered into or materially modified, or retrospectively. We are currently evaluating the impact, if any, on our results of operations, financial position, and cash flows.
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
In February 2015, the FASB issued an amendment to current consolidation guidance that modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The new guidance is effective for us beginning with interim and annual reporting periods in 2016, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. We are currently evaluating the impact, if any, on our results of operations, financial position, and cash flows.
In May 2014, the FASB issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. In July 2015, the FASB decided to defer the effective date provided in the new revenue guidance by one year. Giving effect to this deferral, the new guidance is effective for us beginning with annual and interim periods in 2018. We are currently evaluating the impact on our results of operations, financial condition, and cash flows.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

3. ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $25 million of transaction costs. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $267 million which is reported as gain on sale of business in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2015.
In March 2015, we classified Concentra as held-for-sale and aggregated Concentra's assets and liabilities separately on the balance sheet, including a reclassification of the December 31, 2014 balance sheet for comparative purposes. The assets and liabilities of Concentra that were disposed of on June 1, 2015 and classified as held-for-sale as of December 31, 2014 were as follows:

	June 1, 2015	December 31, 2014
Assets	(in millions)
Receivables, net	$130	$115
Property and equipment, net	197	191
Goodwill	480	480
Other intangible assets, net	124	131
Other assets	27	26
Total assets disposed/held-for-sale	$958	$943
Liabilities
Trade accounts payable and accrued expenses	$81	$90
Other liabilities	114	116
Total liabilities disposed/held-for-sale	$195	$206
Net assets disposed	$763	$737
The accompanying condensed consolidated statements of income include revenues related to Concentra of $166 million and $411 million for the three and six months ended June 30, 2015, respectively, and income before income taxes of $8 million and $15 million, respectively.
During 2015 and 2014, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. Acquisition-related costs recognized in 2015 and 2014 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2015 and December 31, 2014, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$336	$1	$—	$337
Mortgage-backed securities	1,345	34	(17)	1,362
Tax-exempt municipal securities	2,563	92	(14)	2,641
Mortgage-backed securities:
Residential	14	—	—	14
Commercial	965	9	(30)	944
Asset-backed securities	162	1	—	163
Corporate debt securities	3,239	211	(31)	3,419
Total debt securities	$8,624	$348	$(92)	$8,880
December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$365	$10	$(1)	$374
Mortgage-backed securities	1,453	50	(5)	1,498
Tax-exempt municipal securities	2,931	140	(3)	3,068
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	846	16	(19)	843
Asset-backed securities	28	1	—	29
Corporate debt securities	3,432	299	(13)	3,718
Total debt securities	$9,072	$516	$(41)	$9,547

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2015 and December 31, 2014, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$86	$—	$19	$—	$105	$—
Mortgage-backed securities	710	(14)	91	(3)	801	(17)
Tax-exempt municipal securities	685	(12)	38	(2)	723	(14)
Mortgage-backed securities:
Residential	—	—	5	—	5	—
Commercial	383	(8)	271	(22)	654	(30)
Asset-backed securities	149	—	—	—	149	—
Corporate debt securities	708	(28)	38	(3)	746	(31)
Total debt securities	$2,721	$(62)	$462	$(30)	$3,183	$(92)

December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$79	$—	$80	$(1)	$159	$(1)
Mortgage-backed securities	22	—	320	(5)	342	(5)
Tax-exempt municipal securities	131	(1)	118	(2)	249	(3)
Mortgage-backed securities:
Residential	1	—	4	—	5	—
Commercial	31	(1)	267	(18)	298	(19)
Asset-backed securities	13	—	—	—	13	—
Corporate debt securities	219	(6)	128	(7)	347	(13)
Total debt securities	$496	$(8)	$917	$(33)	$1,413	$(41)
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at June 30, 2015. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At June 30, 2015, 7% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 35% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 65% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 11%. In addition, 17% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
The recoverability of our non-agency commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. At June 30, 2015, these commercial mortgage-backed securities primarily were composed of senior tranches having high credit support. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at June 30, 2015.
The percentage of corporate securities associated with the financial services industry was 23% at June 30, 2015 and 21% at December 31, 2014.
All issuers of securities we own that were trading at an unrealized loss at June 30, 2015 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At June 30, 2015, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2015.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Gross realized gains	$30	$6	$47	$7
Gross realized losses	(2)	(4)	(10)	(4)
Net realized capital gains	$28	$2	$37	$3
There were no material other-than-temporary impairments for the three months ended June 30, 2015 or 2014.
The contractual maturities of debt securities available for sale at June 30, 2015, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$454	$456
Due after one year through five years	1,859	1,953
Due after five years through ten years	1,805	1,861
Due after ten years	2,020	2,127
Mortgage and asset-backed securities	2,486	2,483
Total debt securities	$8,624	$8,880

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2015 and December 31, 2014, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2015
Cash equivalents	$1,619	$1,619	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	337	—	337	—
Mortgage-backed securities	1,362	—	1,362	—
Tax-exempt municipal securities	2,641	—	2,636	5
Mortgage-backed securities:
Residential	14	—	14	—
Commercial	944	—	944	—
Asset-backed securities	163	—	162	1
Corporate debt securities	3,419	—	3,414	5
Total debt securities	8,880	—	8,869	11
Total invested assets	$10,499	$1,619	$8,869	$11

December 31, 2014
Cash equivalents	$1,712	$1,712	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	374	—	374	—
Mortgage-backed securities	1,498	—	1,498	—
Tax-exempt municipal securities	3,068	—	3,060	8
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	843	—	843	—
Asset-backed securities	29	—	28	1
Corporate debt securities	3,718	—	3,695	23
Total debt securities	9,547	—	9,515	32
Total invested assets	$11,259	$1,712	$9,515	$32

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 or June 30, 2014.
Our Level 3 assets had a fair value of $11 million at June 30, 2015, or 0.1% of our total invested assets. During the three and six months ended June 30, 2015 and 2014, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended June 30,
	2015			2014
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at April 1	$6	$6	$12	$24	$13	$37
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	(1)	(1)	—	—	—
Settlements	—	—	—	—	—	—
Balance at June 30	$6	$5	$11	$24	$13	$37

	For the six months ended June 30,
	2015			2014
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$24	$8	$32	$24	$13	$37
Total gains or losses:
Realized in earnings	(1)	—	(1)	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	(17)	(3)	(20)	—	—	—
Settlements	—	—	—	—	—	—
Balance at June 30	$6	$5	$11	$24	$13	$37
Financial Liabilities
Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $3,823 million at June 30, 2015 and $3,825 million at December 31, 2014. The fair value of our long-term debt was $3,967 million at June 30, 2015 and $4,102 million at December 31, 2014. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed the acquisition of certain health and wellness related businesses during 2015 and 2014. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2015 or 2014.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2015 and December 31, 2014. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2015 provision will exceed 12 months at June 30, 2015.

	June 30, 2015		December 31, 2014
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$105	$2,104	$105	$1,690
Trade accounts payable and accrued expenses	(23)	(176)	(36)	(32)
Net current asset	82	1,928	69	1,658
Other long-term assets	121	—	—	—
Other long-term liabilities	(18)	—	—	—
Net long-term asset	103	—	—	—
Total net asset	$185	$1,928	$69	$1,658
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs, effective January 1, 2014. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2014 Form 10-K. On June 30, 2015 we received notification from CMS of risk adjustment and reinsurance settlement amounts for 2014. We were also notified that settlement of receivables and payables under the risk adjustment and risk corridor programs will be aggregated by legal entity as opposed to by state and legal entity. We revised our 2014 estimates to reflect actual amounts and also made a corresponding adjustment to our risk corridor estimate based on these results. As expected, the change in estimate for risk adjustment was substantially offset by the corresponding change in estimate for risk corridor, both of which are reflected as changes in premiums revenue in our condensed consolidated statements of income. The change in estimate related to the 3Rs for the 2014 coverage year was a decline in the estimated net receivable of approximately $29 million for the three months ended June 30, 2015 and $40 million for the six months ended June 30, 2015, primarily

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

reflecting impact of the June 30, 2015 notification. In addition, we revised our 3Rs estimates for the 2015 coverage year based on the data from CMS for 2014. The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at June 30, 2015 and December 31, 2014. Amounts related to the 2015 coverage year are classified as long-term because settlement will exceed 12 months at June 30, 2015.

	June 30, 2015			December 31, 2014
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
Premiums receivable	$44	$—	$—	$131	$—	$—
Other current assets	—	521	243	—	586	55
Trade accounts payable and accrued expenses	(169)	—	—	(89)	—	(4)
Net current (liability) asset	(125)	521	243	42	586	51
Other long-term assets	65	168	133	—	—	—
Other long-term liabilities	(106)	—	—	—	—	—
Net long-term (liability) asset	(41)	168	133	—	—	—
Total net asset	$(166)	$689	$376	$42	$586	$51

In September 2015, we expect to pay the federal government approximately $866 million for the annual non-deductible health insurance industry fee attributed to calendar year 2015 in accordance with the Health Care Reform Law. We have recorded a liability for this fee in other current liabilities with a corresponding deferred cost in other current assets in our condensed consolidated financial statements. Amortization of the deferred cost resulted in operating cost expense of approximately $213 million for the three months ended June 30, 2015 and $433 million for the six months ended June 30, 2015. For the three and six months ended June 30, 2014 there was approximately $143 million and $280 million, respectively, of operating cost expense resulting from the amortization of the 2014 annual health insurance fee. The remaining deferred cost asset balance was approximately $433 million at June 30, 2015.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2015 presentation as discussed in Note 1. Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2015 were as follows:

	Retail	Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2015	$1,069	$385	$1,777	$—	$3,231
Acquisitions	—	—	35	—	35
Balance at June 30, 2015	$1,069	$385	$1,812	$—	$3,266
Healthcare Services segment goodwill of $480 million associated with the sale of Concentra was reclassified to assets held-for-sale as of January 1, 2015 and excluded from the table above. This $480 million of goodwill was disposed of on June 1, 2015 with the completion of the sale of Concentra.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 and excludes Concentra amounts classified as held-for-sale as of December 31, 2014:

		June 30, 2015			December 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/ relationships	9.9 yrs	$567	$263	$304	$657	$326	$331
Trade names and technology	8.2 yrs	105	47	58	115	50	65
Provider contracts	14.9 yrs	52	23	29	52	21	31
Noncompetes and other	8.0 yrs	33	23	10	41	28	13
Total other intangible assets	9.9 yrs	$757	$356	$401	$865	$425	$440

Amortization expense for other intangible assets was approximately $24 million for the three months ended June 30, 2015 and $28 million for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, amortization expense for other intangible assets was approximately $50 million and $56 million, respectively. The following table presents our estimate of amortization expense for 2015 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2015	$92
2016	78
2017	72
2018	62
2019	51
2020	47

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$431	$344	$861	$712
Weighted average outstanding shares of common stock used to compute basic earnings per common share	149,473	155,423	149,982	155,257
Dilutive effect of:
Employee stock options	193	227	205	248
Restricted stock	1,482	1,396	1,561	1,341
Shares used to compute diluted earnings per common share	151,148	157,046	151,748	156,846
Basic earnings per common share	$2.88	$2.22	$5.74	$4.59
Diluted earnings per common share	$2.85	$2.19	$5.67	$4.54
Number of antidilutive stock options and restricted stock excluded from computation	314	245	516	609
10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2014 and 2015 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
The Merger discussed in Note 1 does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger, including the cash dividend of $0.29 per share payable on July 31, 2015 to stockholders of record on June 30, 2015. Under the terms of the Merger Agreement we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. In addition, under the terms of the Merger Agreement, we have agreed with Aetna to coordinate the declaration and

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

payment of dividends so that our stockholders do not fail to receive a quarterly dividend around the time of the closing of the Merger.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Pursuant to the Merger Agreement with Aetna discussed in Note 1, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program due to the Merger. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015.
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
Excluding the 0.36 million shares received in March 2015 upon final settlement of our ASR Agreement for which no cash was paid during the period, share repurchases were as follows during the six months ended June 30, 2015 and 2014:

		Six months ended June 30,
		2015		2014
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
September 2014	$2,000	1.85	$329	—	$—
April 2014	1,000	—	—	0.81	101
April 2013	1,000	—	—	0.10	11
Total repurchases		1.85	$329	0.91	$112
In connection with employee stock plans, we acquired 0.3 million common shares for $42 million and 0.4 million common shares for $40 million during the six months ended June 30, 2015 and 2014, respectively, which amounts are not included in the table above.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Treasury Stock Reissuance
We reissued 0.7 million shares of treasury stock during the six months ended June 30, 2015 at a cost of $40 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included, net of tax, net unrealized gains on our investment securities of $162 million at June 30, 2015 and $301 million at December 31, 2014. In addition, accumulated other comprehensive income included, net of tax, $9 million at June 30, 2015 and $78 million at December 31, 2014 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 18 to the consolidated financial statements in our 2014 Form 10-K for further discussion of our long-term care insurance policies.
11. INCOME TAXES
The effective income tax rate was 45.6% for the three months ended June 30, 2015, compared to 46.7% for the three months ended June 30, 2014. For the six months ended June 30, 2015, the effective tax rate was 44.0% compared to 46.5% for the six months ended June 30, 2014. The tax effect of the sale of Concentra reduced our effective tax rate by approximately 6.5 percentage points for each of the three and six months ended June 30, 2015, partially offset by an increase in the non-deductible health insurance industry fee from 2014. Humana Inc., our parent company, recognized the deferred tax asset for the excess of the tax basis over the book basis of its Concentra subsidiary of approximately $53 million during the first quarter of 2015 because realization of the asset in the foreseeable future was apparent with the classification of the assets and liabilities of Concentra as held-for-sale.
12.  DEBT
The carrying value of long-term debt outstanding was as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in millions)
Senior notes:
$500 million, 7.20% due June 15, 2018	$504	$504
$300 million, 6.30% due August 1, 2018	310	312
$400 million, 2.625% due October 1, 2019	400	400
$600 million, 3.15% due December 1, 2022	598	598
$600 million, 3.85% due October 1, 2024	599	599
$250 million, 8.15% due June 15, 2038	266	266
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.95% due October 1, 2044	746	746
Total long-term debt	$3,823	$3,825

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

for cash totaling approximately $560 million. We recognized a loss on extinguishment of debt of approximately $37 million in October 2014 for the redemption of these notes.

Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, each series of our senior notes (other than the 6.30% senior notes) contain a change of control provision that may require us to purchase the notes under certain circumstances. On July 2, 2015 we entered into a Merger Agreement with Aetna that, when closed, may require redemption of the notes if the notes are downgraded below investment grade by both Standard & Poor’s Rating Services, or S&P and Moody’s Investors Services, Inc., or Moody’s.
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $30 million as of June 30, 2015 and $32 million as of December 31, 2014.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.3 billion at June 30, 2015 and a maximum leverage ratio of 3.0. We are in compliance with the financial covenants, with actual net worth of $10.1 billion and an actual leverage ratio of 1.3, as measured in accordance with the credit agreement as of June 30, 2015. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At June 30, 2015, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $1 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of June 30, 2015, we had $999 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2015 was $300 million. There were outstanding borrowings of $300 million at June 30, 2015. There were no outstanding borrowings at December 31, 2014.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

13. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 72% of our total premiums and services revenue for the six months ended June 30, 2015, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2016. However, our offerings of products under those contracts are subject to approval by CMS, which we expect to receive in the fall of 2015.
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
Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For-

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

Service business which we used to represent a proxy of the FFS Adjuster which has not yet been released. We based our accrual of estimated audit settlements for contract years 2011 (the first year that application of extrapolated audit results is applicable) through 2015 on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the FFS Adjuster. Accordingly, we cannot determine whether such RADV audits will have a material adverse effect on our results of operations, financial position, or cash flows.
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
At June 30, 2015, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2015, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 31, 2015, the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2016. On April 24, 2015, a request for proposal was issued for the next generation of TRICARE contracts for the period beginning April 1, 2017. The proposal provides for the consolidation of three regions into two - East and West.  The current North Region and South Region are to be combined to form the East Region. We responded to the request for proposal on July 22, 2015.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the six months ended June 30, 2015. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. In addition, we began serving members in Long-Term Support Services (LTSS) regions in Florida at various effective dates ranging from the second half of 2013 through the first quarter of 2014.
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
Legal Proceedings and Certain Regulatory Matters
Florida Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. After the Court dismissed her complaint, the individual

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

plaintiff filed a second amended complaint on October 23, 2014, which all defendants answered and moved to dismiss. A Magistrate Judge recommended on March 26, 2015, that the Court deny the defendants' motions to dismiss, and the defendants filed objections to that recommendation. On July 6, 2015, the District Judge adopted the Magistrate Judge's report and recommendation and denied the defendants’ motions to dismiss. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.
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
Litigation Related to the Merger
In connection with the Merger, certain litigations were filed by putative stockholders of Humana. On July 9, 2015, a putative class action lawsuit was commenced against our Board, Aetna, and subsidiaries of Aetna that are parties to the Merger Agreement (which subsidiaries are referred to as the “Merger Subs”) in the Commonwealth of Kentucky, Jefferson Circuit Court (referred to as the “Kentucky Action”). On July 22, 2015, a putative class action lawsuit was commenced against the Company, the Board, Aetna, and the Merger Subs in the Delaware Court of Chancery (referred to as the “Delaware Action”).
In both the Kentucky Action and the Delaware Action, plaintiffs allege that the Board breached their fiduciary duties in connection with the Merger by, among other things, carrying out a process that allegedly did not ensure adequate and fair consideration to the Company’s stockholders, entering into the Merger Agreement containing allegedly preclusive deal protection devices, and allegedly putting their personal interests ahead of the interest of the Company’s stockholders. Both plaintiffs further allege that Aetna and the Merger Subs aided and abetted the Board in their alleged breaches of fiduciary duties, and the plaintiff in the Delaware Action also alleges that the Company aided and abetted the Board in their alleged breaches of fiduciary duties. Both the Kentucky Action and the Delaware Action seek equitable relief to enjoin consummation of the Merger, rescission of the Merger, and fees and costs, among other relief, while the Delaware Action also seeks additional unspecified damages.
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
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, non-contracted provider rate disputes for out-of-network services, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For example, a number of hospitals and other providers have asserted that, under their network provider contracts, we are not entitled to reduce Medicare Advantage payments to these providers in connection with changes in Medicare payment systems and in

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges have led to arbitration demands and litigation and could lead to additional arbitration or other alternative dispute resolution demands or litigation or other legal proceedings. Also, under state guaranty assessment laws, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

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
Our Healthcare Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of Humana Pharmacy, Inc., our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Services revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, contracting with retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Healthcare Services segment reports revenues on a gross basis including co-share amounts from members collected by third party retail pharmacies at the point of service.
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.0 billion and $2.3 billion for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014 these amounts were $5.5 billion and $4.1 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $24 million and $27 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the amount of this expense was $45 million and $52 million, respectively.

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

Our segment results were as follows for the three and six months ended June 30, 2015 and 2014:

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$7,434	$—	$—	$—	$—	$7,434
Group Medicare Advantage	1,398	—	—	—	—	1,398
Medicare stand-alone PDP	985	—	—	—	—	985
Total Medicare	9,817	—	—	—	—	9,817
Fully-insured	1,113	1,379	—	—	—	2,492
Specialty	66	265	—	—	—	331
Medicaid and other	559	4	—	9	—	572
Total premiums	11,555	1,648	—	9	—	13,212
Services revenue:
Provider	—	11	221	—	—	232
ASO and other	2	163	—	3	—	168
Pharmacy	—	—	7	—	—	7
Total services revenue	2	174	228	3	—	407
Total revenues - external customers	11,557	1,822	228	12	—	13,619
Intersegment revenues
Services	—	22	4,515	—	(4,537)	—
Products	—	—	1,233	—	(1,233)	—
Total intersegment revenues	—	22	5,748	—	(5,770)	—
Investment income	31	6	—	22	54	113
Total revenues	11,588	1,850	5,976	34	(5,716)	13,732
Operating expenses:
Benefits	10,068	1,341	—	21	(178)	11,252
Operating costs	1,213	444	5,713	4	(5,557)	1,817
Depreciation and amortization	47	22	40	—	(19)	90
Total operating expenses	11,328	1,807	5,753	25	(5,754)	13,159
Income from operations	260	43	223	9	38	573
Gain on sale of business	—	—	—	—	267	267
Interest expense	—	—	—	—	47	47
Income before income taxes	$260	$43	$223	$9	$258	$793

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2014
Revenues - external customers
Premiums:
Individual Medicare Advantage	$6,467	$—	$—	$—	$—	$6,467
Group Medicare Advantage	1,366	—	—	—	—	1,366
Medicare stand-alone PDP	941	—	—	—	—	941
Total Medicare	8,774	—	—	—	—	8,774
Fully-insured	912	1,321	—	—	—	2,233
Specialty	66	275	—	—	—	341
Medicaid and other	214	4	—	18	—	236
Total premiums	9,966	1,600	—	18	—	11,584
Services revenue:
Provider	—	6	324	—	—	330
ASO and other	13	175	—	3	—	191
Pharmacy	—	—	25	—	—	25
Total services revenue	13	181	349	3	—	546
Total revenues - external customers	9,979	1,781	349	21	—	12,130
Intersegment revenues
Services	—	16	3,724	—	(3,740)	—
Products	—	—	938	—	(938)	—
Total intersegment revenues	—	16	4,662	—	(4,678)	—
Investment income	24	5	—	15	48	92
Total revenues	10,003	1,802	5,011	36	(4,630)	12,222
Operating expenses:
Benefits	8,495	1,262	—	25	(155)	9,627
Operating costs	1,071	484	4,770	5	(4,495)	1,835
Depreciation and amortization	37	26	35	1	(20)	79
Total operating expenses	9,603	1,772	4,805	31	(4,670)	11,541
Income from operations	400	30	206	5	40	681
Interest expense	—	—	—	—	35	35
Income before income taxes	$400	$30	$206	$5	$5	$646

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$14,867	$—	$—	$—	$—	$14,867
Group Medicare Advantage	2,792	—	—	—	—	2,792
Medicare stand-alone PDP	1,988	—	—	—	—	1,988
Total Medicare	19,647	—	—	—	—	19,647
Fully-insured	2,207	2,763	—	—	—	4,970
Specialty	129	535	—	—	—	664
Medicaid and other	1,150	10	—	19	—	1,179
Total premiums	23,133	3,308	—	19	—	26,460
Services revenue:
Provider	—	20	529	—	—	549
ASO and other	6	323	—	5	—	334
Pharmacy	—	—	14	—	—	14
Total services revenue	6	343	543	5	—	897
Total revenues - external customers	23,139	3,651	543	24	—	27,357
Intersegment revenues
Services	—	44	8,928	—	(8,972)	—
Products	—	—	2,383	—	(2,383)	—
Total intersegment revenues	—	44	11,311	—	(11,355)	—
Investment income	58	11	—	37	102	208
Total revenues	23,197	3,706	11,854	61	(11,253)	27,565
Operating expenses:
Benefits	20,004	2,567	—	44	(358)	22,257
Operating costs	2,467	897	11,319	7	(10,928)	3,762
Depreciation and amortization	91	45	82	—	(35)	183
Total operating expenses	22,562	3,509	11,401	51	(11,321)	26,202
Income from operations	635	197	453	10	68	1,363
Gain on sale of business	—	—	—	—	267	267
Interest expense	—	—	—	—	93	93
Income before income taxes	$635	$197	$453	$10	$242	$1,537

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Unaudited

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2014
Revenues - external customers
Premiums:
Individual Medicare Advantage	$12,927	$—	$—	$—	$—	$12,927
Group Medicare Advantage	2,750	—	—	—	—	2,750
Medicare stand-alone PDP	1,806	—	—	—	—	1,806
Total Medicare	17,483	—	—	—	—	17,483
Fully-insured	1,437	2,650	—	—	—	4,087
Specialty	125	550	—	—	—	675
Medicaid and other	383	10	—	29	—	422
Total premiums	19,428	3,210	—	29	—	22,667
Services revenue:
Provider	—	11	631	—	—	642
ASO and other	27	363	—	6	—	396
Pharmacy	—	—	46	—	—	46
Total services revenue	27	374	677	6	—	1,084
Total revenues - external customers	19,455	3,584	677	35	—	23,751
Intersegment revenues
Services	—	35	7,205	—	(7,240)	—
Products	—	—	1,784	—	(1,784)	—
Total intersegment revenues	—	35	8,989	—	(9,024)	—
Investment income	47	11	—	30	95	183
Total revenues	19,502	3,630	9,666	65	(8,929)	23,934
Operating expenses:
Benefits	16,575	2,429	—	49	(302)	18,751
Operating costs	2,081	977	9,204	9	(8,651)	3,620
Depreciation and amortization	77	50	71	2	(39)	161
Total operating expenses	18,733	3,456	9,275	60	(8,992)	22,532
Income from operations	769	174	391	5	63	1,402
Interest expense	—	—	—	—	70	70
Income (loss) before income taxes	$769	$174	$391	$5	$(7)	$1,332

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
Proposed Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we will merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. In the Merger, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash. The total transaction was estimated at approximately $37 billion including the assumption of Humana debt, based on the closing price of Aetna common shares on July 2, 2015. The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends and repurchases of our securities, restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.
The transaction is subject to customary closing conditions, including, among other things, (i) approval of the holders of our outstanding shares of common stock entitled to vote on the Merger, (ii) approval of the holders of Aetna outstanding shares to the issuance of Aetna common stock in the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (iv) the absence of legal restraints and prohibitions on the consummation of the Merger, (v) the effectiveness of the registration statement in respect of the Aetna common stock to be issued in the Merger, (vi) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (vii) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (viii) material compliance by each party with its covenants in the Merger Agreement, and (ix) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) the Centers for Medicare and Medicaid Services, or CMS, has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. The Merger is expected to close in the second half of 2016. A copy of the Merger Agreement is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 7, 2015.
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
2015 Highlights
Consolidated

•
Our 2015 results through June 30, 2015 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At June 30, 2015, approximately 1,510,400 members, or 55.7%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,301,000 members, or 53.6%, at December 31, 2014 and 1,246,700 members, or 52.8%, at June 30, 2014.

•
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $25 million of transaction costs. In connection with the sale, we recognized a pretax gain, net of transaction costs, of $267 million, or $1.53 per diluted common share, consisting of a $0.35 per diluted common share gain recognized in the first quarter of 2015 associated with a tax benefit recorded in connection with the held-for-sale classification of Concentra and a $1.18 per diluted common share gain recognized upon completion of the sale during three months ended June 30, 2015.

•
Excluding the impact of the sale of Concentra, our pretax results for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 reflect a year-over-year decline in Retail segment pretax results partially offset by year-over-year improvement in the Group and Healthcare Services segment pretax results as discussed in the detailed segment results discussion that follows.

•
Year-over-year comparisons of the operating cost ratio are impacted by an increase in 2015 of the non-deductible health insurance industry fee mandated by the Health Care Reform Law. Likewise, year-over-year comparisons of the benefit ratio reflect the increase in this fee in the pricing of our products for 2015.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.

•
During the six months ended June 30, 2015, operating cash flow used in operations was $501 million as compared to operating cash flow provided by operations of $471 million for the six months ended June 30, 2014. The decrease in our operating cash flows for the six months ended June 30, 2015 primarily reflects the effect of significant growth in individual commercial medical and group Medicare Advantage membership in the prior year, lower earnings exclusive of the gain on the sale of Concentra, and changes in the timing of other working capital items related to the growth in our pharmacy business and the timing of receipts for premiums. Prior year cash flows were favorably impacted from the typical pattern of claim payments that lagged premium receipts related to new membership. Individual commercial medical added 644,200 new members in the 2014 period compared to 42,600 in the 2015 period. Likewise group Medicare Advantage added 50,600 new members in the 2014 period compared to a decline of 16,600 members in the 2015 period.

•
In September 2015, we expect to pay the federal government $866 million for the annual non-deductible health insurance industry fee compared to our payment of $562 million in 2014. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate beginning in 2014. The health insurance industry fee is further described below under the section titled “Health Care Reform.”

•
During the six months ended June 30, 2015, we repurchased 1.85 million shares in open market transactions for $329 million and paid dividends to stockholders of $86 million. Pursuant to the Merger Agreement with Aetna discussed previously, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program due to the Merger. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015. The Merger does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger, including the cash dividend of $0.29 per share payable on July 31, 2015 to stockholders of record on June 30, 2015. Under the terms of the Merger Agreement we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger.

Retail

•
On April 6, 2015, CMS announced final 2016 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notice, together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, sunset of the Star quality CMS demonstration in 2015, risk coding modifications, and other funding formula changes, indicate 2016 Medicare Advantage funding increases for us of approximately 0.8% on average. Although the overall rate adjustment is positive, geographic-specific impacts may vary from this average. Accordingly, while we believe in some markets that our members’ benefits may be adversely impacted, we believe we have effectively designed Medicare Advantage products based upon the applicable level of rate changes while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy and Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•
For the three months ended June 30, 2015, our Retail segment pretax income decreased by $140 million, or 35.0%, as compared to the three months ended June 30, 2014. Retail segment pretax income decreased $134 million, or 17.4%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. These declines were primarily due to higher Medicare Advantage and individual commercial medical benefit ratios year-over-year as described further in the results of operations discussion that follows, the impact of changes in estimates for the net reinsurance, risk adjustment and risk corridor, which we collectively refer to as the 3Rs, receivables, as well as a higher mix of members from state-based contracts. These items were partially offset by membership growth in our Medicare Advantage, Medicare stand-alone PDP, and individual commercial medical on-exchange and off-exchange offerings in plans compliant with the Health Care Reform Law.

•
Medicare Advantage operating results were negatively impacted by certain pricing assumptions in our plan designs for 2015. This primarily was related to lower-than-expected 2015 financial claim recovery levels and lower-than-anticipated reductions in inpatient admissions from our clinical programs. Overall, year-over-year hospital admissions are down. We believe we have appropriately reflected the recent medical cost experience in our plan designs for 2016 submitted to CMS.

•
Operating results for our individual commercial medical business continue to be challenged primarily due to the volatility and morbidity associated with new membership related to the start of the Health Care Reform Law. Medical claims associated with certain products, in particular Health Care Reform Law compliant off-exchange offerings, continue to exceed prior expectations for fiscal year 2015. Additionally, on June 30, 2015, CMS issued data with respect to the reinsurance and risk adjustment premium stabilization programs for the 2014 plan year which indicated a meaningfully different risk profile comparison for our membership relative to state averages than had been previously anticipated. This resulted in adjustments to certain of the 3Rs during the three months ended June 30, 2015. We are in the process of evaluating our pricing and continued participation in certain products for 2016.

•
Individual Medicare Advantage membership of 2,709,300 at June 30, 2015 increased 281,400, or 11.6%, from 2,427,900 at December 31, 2014 and increased 350,300 members, or 14.8%, from 2,359,000 at June 30, 2014 reflecting net membership additions, particularly for our Health Maintenance Organization, or HMO, offerings for the 2015 plan year.

•
Group Medicare Advantage membership of 473,100 at June 30, 2015 decreased 16,600 members, or 3.4%, from 489,700 at December 31, 2014 and decreased 6,600 members, or 1.4%, from 479,700 at June 30, 2014. The decline from December 31, 2014 primarily reflects the loss of a large group account.

•
Medicare stand-alone PDP membership of 4,442,500 at June 30, 2015 increased 448,500 members, or 11.2%, from 3,994,000 at December 31, 2014 and increased 557,000 members, or 14.3%, from 3,885,500 at June 30, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2015 plan year.

•
Our state-based Medicaid membership of 352,000 as of June 30, 2015 increased 35,200 members, or 11.1%, from 316,800 at December 31, 2014 and increased 185,000 members, or 110.8%, from 167,000 at June 30, 2014, in each case primarily due to the addition of members under our Florida Medicaid contract.

•
Individual commercial medical membership of 1,190,700 at June 30, 2015 increased 42,600 members, or 3.7%, from 1,148,100 at December 31, 2014 primarily reflecting new sales and better retention for plans compliant with the Health Care Reform Law, both on-exchange and off-exchange. Individual commercial medical membership decreased 53,600 members, or 4.3%, from 1,244,300 at June 30, 2014 primarily reflecting the loss of members subscribing to plans that are not compliant with the Health Care Reform Law partially offset by an increase in membership in plans that are compliant with the Health Care Reform Law, both on-exchange and off-exchange. At June 30, 2015, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 879,600 members, an increase of 193,300 members, or 28.2%, from December 31, 2014 and an increase of 138,400 members, or 18.7%, from June 30, 2014.

Group Segment

•
For the three and six months ended June 30, 2015, our Group segment pretax income increased $13 million, or 43.3%, and $23 million, or 13.2%, respectively, as compared to the three and six months ended June 30, 2014, respectively, primarily due to improvement in the operating cost ratios partially offset by increases in the benefit ratios as discussed in the results of operations discussion that follows.

•
Membership in HumanaVitality®, our wellness and loyalty rewards program, rose 0.7% to 3,885,200 at June 30, 2015 from 3,856,800 at December 31, 2014 and rose 3.0% from 3,772,000 at June 30, 2014, primarily due to individual Medicare Advantage growth as well as growth in stand-alone sales.

Healthcare Services Segment

•	Year-over-year comparisons of results of operations are impacted by the completion of the sale of Concentra on June 1, 2015.

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $17 million, or 8.3%, and $62 million, or 15.9%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014, respectively. This increase was primarily due to revenue growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. At June 30, 2015, we had approximately 512,000 Medicare Advantage members with complex chronic conditions in the Humana Chronic Care Program, a 21.7% increase compared with approximately 420,700 Medicare Advantage members at December 31, 2014, and an increase of 48.6% compared with approximately 344,500 Medicare Advantage members at June 30, 2014. These increases reflect enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Implementation dates of the Health Care Reform Law began in September 2010 and will continue through 2018, and many aspects of the Health Care Reform Law are already effective and have been implemented by us. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry was $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which significantly increased our effective income tax rate. Our effective tax rate for the full year 2015 is expected to be approximately 46% to 47%, including the favorable impact of the sale of Concentra on June 1, 2015. In 2014, we paid the federal government $562 million for the annual health insurance industry fee. We expect to pay the federal government $866 million for the annual health insurance industry fee in 2015, a 54.1% increase from 2014, primarily reflecting an increase in the total industry fee.

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

As noted above, the Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law may have an adverse effect on our pool of participants in the health insurance exchange. In addition, states may impose restrictions on our ability to increase rates. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows and could impact our decision to participate or continue in the program in certain states.
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

Comparison of Results of Operations for 2015 and 2014
The following discussion primarily deals with our results of operations for the three months ended June 30, 2015, or the 2015 quarter, the three months ended June 30, 2014, or the 2014 quarter, the six months ended June 30, 2015, or the 2015 period, and the six months ended June 30, 2014, or the 2014 period.
Consolidated

	For the three months ended June 30,		Change
	2015	2014	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$11,555	$9,966	$1,589	15.9%
Group	1,648	1,600	48	3.0%
Other Businesses	9	18	(9)	(50.0)%
Total premiums	13,212	11,584	1,628	14.1%
Services:
Retail	2	13	(11)	(84.6)%
Group	174	181	(7)	(3.9)%
Healthcare Services	228	349	(121)	(34.7)%
Other Businesses	3	3	—	—%
Total services	407	546	(139)	(25.5)%
Investment income	113	92	21	22.8%
Total revenues	13,732	12,222	1,510	12.4%
Operating expenses:
Benefits	11,252	9,627	1,625	16.9%
Operating costs	1,817	1,835	(18)	(1.0)%
Depreciation and amortization	90	79	11	13.9%
Total operating expenses	13,159	11,541	1,618	14.0%
Income from operations	573	681	(108)	(15.9)%
Gain on sale of business	267	—	267	100.0%
Interest expense	47	35	12	34.3%
Income before income taxes	793	646	147	22.8%
Provision for income taxes	362	302	60	19.9%
Net income	$431	$344	$87	25.3%
Diluted earnings per common share	$2.85	$2.19	$0.66	30.1%
Benefit ratio(a)	85.2%	83.1%		2.1%
Operating cost ratio(b)	13.3%	15.1%		(1.8)%
Effective tax rate	45.6%	46.7%		(1.1)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

	For the six months ended June 30,		Change
	2015	2014	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$23,133	$19,428	$3,705	19.1%
Group	3,308	3,210	98	3.1%
Other Businesses	19	29	(10)	(34.5)%
Total premiums	26,460	22,667	3,793	16.7%
Services:
Retail	6	27	(21)	(77.8)%
Group	343	374	(31)	(8.3)%
Healthcare Services	543	677	(134)	(19.8)%
Other Businesses	5	6	(1)	(16.7)%
Total services	897	1,084	(187)	(17.3)%
Investment income	208	183	25	13.7%
Total revenues	27,565	23,934	3,631	15.2%
Operating expenses:
Benefits	22,257	18,751	3,506	18.7%
Operating costs	3,762	3,620	142	3.9%
Depreciation and amortization	183	161	22	13.7%
Total operating expenses	26,202	22,532	3,670	16.3%
Income from operations	1,363	1,402	(39)	(2.8)%
Gain on sale of business	267	—	267	100.0%
Interest expense	93	70	23	32.9%
Income before income taxes	1,537	1,332	205	15.4%
Provision for income taxes	676	620	56	9.0%
Net income	$861	$712	$149	20.9%
Diluted earnings per common share	$5.67	$4.54	$1.13	24.9%
Benefit ratio(a)	84.1%	82.7%		1.4%
Operating cost ratio(b)	13.8%	15.2%		(1.4)%
Effective tax rate	44.0%	46.5%		(2.5)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $431 million, or $2.85 per diluted common share, in the 2015 quarter compared to $344 million, or $2.19 per diluted common share, in the 2014 quarter. Net income was $861 million, or $5.67 per diluted common share, in the 2015 period compared to $712 million, or $4.54 per diluted common share, in the 2014 period. The completion of the sale of Concentra on June 1, 2015 resulted in an after-tax gain of $1.53 per diluted common share, consisting of a $0.35 per diluted common share gain recognized in the first quarter of 2015 associated with a tax benefit recorded in connection with the held-for-sale classification of Concentra and a $1.18 per diluted common share gain recognized upon completion of the sale during the 2015 quarter. Excluding the impact of the sale of Concentra, the decrease in the 2015 quarter and 2015 period were primarily due to a year-over-year decline in Retail segment pretax results partially offset by year-over-year improvement in the Group and Healthcare Services segment pretax results as discussed in the detailed segment results discussion that follows. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2015 quarter and 2015 period reflecting the impact of share repurchases.
Premiums
Consolidated premiums increased $1.6 billion, or 14.1%, from the 2014 quarter to $13.2 billion for the 2015 quarter and increased $3.8 billion, or 16.7%, from the 2014 period to $26.5 billion for the 2015 period reflecting higher premiums in both the Retail and Group segments. These increases are primarily due to average membership growth in the Retail segment and an increase in fully-insured group commercial medical per member premiums in the Group segment. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services revenue
Consolidated services revenue decreased $139 million, or 25.5%, from the 2014 quarter to $407 million for the 2015 quarter and decreased $187 million, or 17.3%, from the 2014 period to $897 million for the 2015 period. These decreases are primarily due to the loss of certain large group ASO accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment as well as the completion of the sale of Concentra on June 1, 2015.
Investment income
Investment income totaled $113 million for the 2015 quarter, increasing $21 million from $92 million for the 2014 quarter. For the 2015 period, investment income totaled $208 million, increasing $25 million from $183 million for the 2014 period. These increases were primarily due to higher realized capital gains in the 2015 quarter and 2015 period, with higher average invested balances being substantially offset by lower interest rates.
Benefits expense
Consolidated benefits expense was $11.3 billion for the 2015 quarter, an increase of $1.6 billion, or 16.9%, from the 2014 quarter. For the 2015 period, benefits expense was $22.3 billion, an increase of $3.5 billion, or 18.7%, from the 2014 period. These increases are primarily due to an increase in the Retail segment mainly driven by higher average Medicare Advantage membership and individual commercial medical on-exchange and off-exchange membership in plans compliant with the Health Care Reform Law. We experienced unfavorable medical claims reserve development related to prior fiscal years of $16 million in the 2015 quarter as compared to favorable medical claims reserve development of $49 million in the 2014 quarter. In the 2015 period, we experienced favorable medical claims reserve development related to prior fiscal years of $178 million as compared to $346 million in the 2014 period. The declines in prior-period medical claims reserve development year-over-year primarily were due to Medicare Advantage and individual commercial medical claims development in the Retail segment as discussed further in the segment results of operations discussion that follows.

The consolidated benefit ratio increased 210 basis points to 85.2% for the 2015 quarter compared to 83.1% for the 2014 quarter. The consolidated benefit ratio for the 2015 period was 84.1%, a 140 basis point increase from 82.7% for the 2014 period. These increases are primarily due to increases in the Retail and Group segment ratios as discussed in the segment results of operations discussion that follows. Prior-period medical claims reserve development increased the consolidated benefit ratio by approximately 10 basis points in the 2015 quarter and decreased the consolidated benefit ratio by approximately 40 basis points in the 2014 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 70 basis points in the 2015 period versus approximately 150 basis points in the 2014 period.
Operating costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $18 million, or 1.0%, during the 2015 quarter compared to the 2014 quarter and increased $142 million, or 3.9%, during the 2015 period compared to the 2014 period. The increase in the 2015 period is primarily due to increases in costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee, partially offset by operating cost efficiencies.
The consolidated operating cost ratio for the 2015 quarter was 13.3%, decreasing 180 basis points from the 2014 quarter primarily due to decreases in the operating cost ratios in our Group and Retail segments. The consolidated operating cost ratio for the 2015 period was 13.8%, decreasing 140 basis points from the 2014 period primarily due to a decrease in the operating cost ratio in our Group segment with no change in the ratio for the Retail segment.
Depreciation and amortization
Depreciation and amortization for the 2015 quarter totaled $90 million, compared to $79 million for the 2014 quarter. For the 2015 period, depreciation and amortization totaled $183 million compared to $161 million for the 2014 period. These increases reflect increased capital expenditures.
Interest expense
Interest expense for the 2015 quarter totaled $47 million, compared to $35 million for the 2014 quarter and totaled $93 million for the 2015 period compared to $70 million for the 2014 period, primarily reflecting a higher average long-term debt balance due to the issuance of senior notes in September 2014.
Income Taxes
Our effective tax rate during the 2015 quarter was 45.6% compared to the effective tax rate of 46.7% in the 2014 quarter. For the 2015 period our effective tax rate was 44.0% compared to the effective tax rate of 46.5% for the 2014 period. The tax effect of the sale of Concentra reduced our effective tax rate by approximately 6.5 percentage points for each of the 2015 quarter and the 2015 period, partially offset by an increase in the non-deductible health insurance industry fee from 2014.

Retail Segment

	June 30,		Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,709,300	2,359,000	350,300	14.8%
Group Medicare Advantage	473,100	479,700	(6,600)	(1.4)%
Medicare stand-alone PDP	4,442,500	3,885,500	557,000	14.3%
Total Retail Medicare	7,624,900	6,724,200	900,700	13.4%
Individual commercial (a)	1,190,700	1,244,300	(53,600)	(4.3)%
State-based Medicaid	352,000	167,000	185,000	110.8%
Total Retail medical members	9,167,600	8,135,500	1,032,100	12.7%
Individual specialty membership (b)	1,203,600	1,229,500	(25,900)	(2.1)%

(a)	Individual commercial medical membership includes Medicare Supplement members.

(b)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$7,434	$6,467	$967	15.0%
Group Medicare Advantage	1,398	1,366	32	2.3%
Medicare stand-alone PDP	985	941	44	4.7%
Total Retail Medicare	9,817	8,774	1,043	11.9%
Individual commercial	1,113	912	201	22.0%
State-based Medicaid	559	214	345	161.2%
Individual specialty	66	66	—	—%
Total premiums	11,555	9,966	1,589	15.9%
Services	2	13	(11)	(84.6)%
Total premiums and services revenue	$11,557	$9,979	$1,578	15.8%
Income before income taxes	$260	$400	$(140)	(35.0)%
Benefit ratio	87.1%	85.2%		1.9%
Operating cost ratio	10.5%	10.7%		(0.2)%

	For the six months ended June 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$14,867	$12,927	$1,940	15.0%
Group Medicare Advantage	2,792	2,750	42	1.5%
Medicare stand-alone PDP	1,988	1,806	182	10.1%
Total Retail Medicare	19,647	17,483	2,164	12.4%
Individual commercial	2,207	1,437	770	53.6%
State-based Medicaid	1,150	383	767	200.3%
Individual specialty	129	125	4	3.2%
Total premiums	23,133	19,428	3,705	19.1%
Services	6	27	(21)	(77.8)%
Total premiums and services revenue	$23,139	$19,455	$3,684	18.9%
Income before income taxes	$635	$769	$(134)	(17.4)%
Benefit ratio	86.5%	85.3%		1.2%
Operating cost ratio	10.7%	10.7%		—%
Pretax Results

•
Retail segment pretax income was $260 million in the 2015 quarter, a decrease of $140 million, or 35.0%, compared to $400 million in the 2014 quarter. Retail segment pretax income was $635 million in the 2015 period, a decrease of $134 million, or 17.4%, compared to $769 million in the 2014 period. These declines were primarily driven by an increase in the benefit ratios in the 2015 quarter and the 2015 period partially offset by Medicare Advantage membership growth.

Enrollment

•
Individual Medicare Advantage membership increased 350,300 members, or 14.8%, from June 30, 2014 to June 30, 2015 reflecting net membership additions, particularly for our HMO offerings, for the 2015 plan year.

•	Group Medicare Advantage membership decreased 6,600, or 1.4%, from June 30, 2014 to June 30, 2015.

•
Medicare stand-alone PDP membership increased 557,000 members, or 14.3%, from June 30, 2014 to June 30, 2015 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2015 plan year.

•
Individual commercial medical membership decreased 53,600 members, or 4.3%, from June 30, 2014 to June 30, 2015 primarily reflecting the loss of members subscribing to plans that are not compliant with the Health Care Reform Law partially offset by an increase in membership in plans that are compliant with the Health Care Reform Law, both on-exchange and off-exchange.

•
State-based Medicaid membership increased 185,000 members, or 110.8%, from June 30, 2014 to June 30, 2015, primarily driven by the addition of members under our Florida Medicaid contract. State-based Medicaid membership at June 30, 2015 includes 16,400 dual-eligible demonstration members from state-based contracts compared to 4,000 members at June 30, 2014.

•
Individual specialty membership decreased 25,900 members, or 2.1%, from June 30, 2014 to June 30, 2015, primarily driven by a membership decline in supplemental health and financial protection products.

Premiums

•
Retail segment premiums increased $1.6 billion, or 15.9%, from the 2014 quarter to the 2015 quarter and increased $3.7 billion, or 19.1% from the 2014 period to the 2015 period. These increases are primarily due to membership growth across our individual Medicare Advantage, state-based Medicaid, and Medicare stand-alone PDP lines of business, as well as a higher percentage of individual commercial medical business in higher premium plans compliant with the Health Care Reform Law (both on-exchange and off-exchange). Average Medicare Advantage membership increased 12.2% for the 2015 quarter and 12.4% for the 2015 period.

Benefits expense

•
The Retail segment benefit ratio increased 190 basis points from 85.2% in the 2014 quarter to 87.1% in the 2015 quarter and increased 120 basis points from 85.3% in the 2014 period to 86.5% in the 2015 period. These increases primarily reflect higher than expected medical costs as compared to the assumptions used in our pricing, unfavorable year-over-year comparisons of prior-period medical claims reserve development as discussed below, the impact of the change in estimate for the net 3Rs receivables, and higher benefit ratios associated with members from state-based contracts. We experienced higher than expected medical costs as compared to the assumptions used in our pricing for 2015 primarily due to lower-than-expected 2015 Medicare Advantage claim recoveries and lower-than-anticipated reductions in inpatient admissions from our clinical programs. In addition, medical claims associated with certain individual commercial medical products, in particular off-exchange products compliant with the Health Care Reform Law, exceeded the assumptions used when we set pricing for 2015. These items were partially offset by the impact of the increase in the health insurance industry fee included in the pricing of our products. In addition, the 2015 period was favorably impacted by the release of reserves for future policy benefits as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law.

•
The Retail segment’s benefits expense for the 2015 quarter included $11 million in unfavorable prior-period medical claims reserve development versus favorable prior-period medical claims reserve development of $58 million in the 2014 quarter. For the 2015 period, the Retail segment's benefits expense included the beneficial effect of $177 million in favorable prior-period medical claims reserve development versus $335 million in the 2014 period. Prior-period medical claims reserve development increased the Retail segment benefit ratio by approximately 10 basis points in the 2015 quarter and decreased the Retail segment benefit ratio by approximately 60 basis points in the 2014 quarter. Favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 80 basis points in the 2015 period versus approximately 170 basis points in the 2014 period.

•
The year-over-year declines in prior-period medical claims reserve development primarily were due to claim payment processing changes, such as our gradual implementation during 2014 of inpatient authorization review prior to admission as opposed to post adjudication, as well as higher than expected flu associated claims from the fourth quarter of 2014 and continued volatility in claims associated with individual commercial medical products.

Operating costs

•
The Retail segment operating cost ratio of 10.5% for the 2015 quarter decreased 20 basis points from 10.7% for the 2014 quarter primarily due to scale efficiencies associated with medical membership growth in the segment partially offset by the increase in the non-deductible health insurance industry fee. The Retail segment operating cost ratio of 10.7% for the 2015 period was unchanged from the 2014 period reflecting the same factors as those for the quarter as well as the recognition of previously deferred acquisition costs as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law primarily in the first quarter of 2015. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in both the 2015 quarter and 2015 period and by 120 basis points in each of the 2014 quarter and 2014 period.

Group Segment

	June 30,		Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,179,100	1,210,100	(31,000)	(2.6)%
ASO	736,600	1,120,100	(383,500)	(34.2)%
Military services	3,071,300	3,111,300	(40,000)	(1.3)%
Total group medical members	4,987,000	5,441,500	(454,500)	(8.4)%
Group specialty membership (a)	6,179,700	6,576,000	(396,300)	(6.0)%

(a)
Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,379	$1,321	$58	4.4%
Group specialty	265	275	(10)	(3.6)%
Military services	4	4	—	—%
Total premiums	1,648	1,600	48	3.0%
Services	174	181	(7)	(3.9)%
Total premiums and services revenue	$1,822	$1,781	$41	2.3%
Income before income taxes	$43	$30	$13	43.3%
Benefit ratio	81.4%	78.9%		2.5%
Operating cost ratio	24.1%	26.9%		(2.8)%

	For the six months ended June 30,		Change
	2015	2014	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,763	$2,650	$113	4.3%
Group specialty	535	550	(15)	(2.7)%
Military services	10	10	—	0.0%
Total premiums	3,308	3,210	98	3.1%
Services	343	374	(31)	(8.3)%
Total premiums and services revenue	$3,651	$3,584	$67	1.9%
Income before income taxes	$197	$174	$23	13.2%
Benefit ratio	77.6%	75.7%		1.9%
Operating cost ratio	24.3%	27.0%		(2.7)%
Pretax Results

•
Group segment pretax income increased $13 million, or 43.3%, to $43 million for the 2015 quarter from the 2014 quarter, and increased $23 million, or 13.2%, to $197 million for the 2015 period from the 2014 period primarily reflecting improvement in the operating cost ratios partially offset by increases in the benefit ratios as discussed below.

Enrollment

•
Fully-insured commercial group medical membership decreased 31,000 members, or 2.6%, from June 30, 2014 to June 30, 2015 as an increase in small group business membership was more than offset by lower membership in large group accounts.

•
Group ASO commercial medical membership decreased 383,500 members, or 34.2%, from June 30, 2014 to June 30, 2015 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•	Group specialty membership decreased 396,300 members, or 6.0%, from June 30, 2014 to June 30, 2015 primarily due to the loss of certain fully-insured group accounts.
Premiums

•
Group segment premiums increased $48 million, or 3.0%, to $1.6 billion for the 2015 quarter from the 2014 quarter and increased $98 million, or 3.1%, to $3.3 billion for the 2015 period from the 2014 period primarily due to an increase in fully-insured commercial medical per member premiums partially offset by a net decline in fully-insured commercial medical membership.

Services

•
Group segment services revenue decreased $7 million, or 3.9%, to $174 million for the 2015 quarter from the 2014 quarter and decreased $31 million, or 8.3%, to $343 million for the 2015 period from the 2014 period primarily due to a decline in group ASO commercial medical membership.

Benefits expense

•
The Group segment benefit ratio increased 250 basis points from 78.9% in the 2014 quarter to 81.4% in the 2015 quarter and increased 190 basis points from 75.7% in the 2014 period to 77.6% in the 2015 period. The increases primarily reflect the impact of higher specialty drug costs, net of rebates, partially offset by an increase in the non-deductible health insurance industry fee included in the pricing of our products.

•
The Group segment’s benefits expense included unfavorable prior-period medical claims reserve development of $6 million in the 2015 quarter versus $7 million in the 2014 quarter. This unfavorable prior-period medical claims reserve development increased the Group segment benefit ratio by approximately 40 basis points in each of the 2015 quarter and the 2014 quarter. The Group segment’s benefits expense included unfavorable prior-period medical claims reserve development of $1 million in the 2015 period versus favorable prior-period medical claims reserve development of $13 million in the 2014 period. The favorable prior-period medical claims reserve development had no impact on the Group segment benefit ratio in the 2015 period and decreased the Group segment benefit ratio by approximately 40 basis points in the 2014 period. The year-over-year decline in favorable prior-period medical claims reserve development primarily was due to a relatively small number of higher severity claims in the 2015 period associated with prior periods.

Operating costs

•
The Group segment operating cost ratio of 24.1% for the 2015 quarter decreased 280 basis points from 26.9% for the 2014 quarter. For the 2015 period, the Group segment operating cost ratio of 24.3% decreased 270 basis points from 27.0% for the 2014 period. The declines primarily reflect a decline in our group ASO commercial medical membership which carries a higher operating cost ratio than our fully-insured commercial medical membership, as well as operating cost efficiencies associated with our fully-insured business as a result of our cost reduction initiatives. These decreases were partially offset by the impact of an increase in the non-deductible health insurance industry fee. The non-deductible health insurance industry fee impacted the operating cost ratio by 140 basis points in each of the 2015 quarter and 2015 period and 100 basis points in each of the 2014 quarter and 2014 period.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$185	$299	$(114)	(38.1)%
Home based services	36	25	11	44.0%
Pharmacy solutions	7	25	(18)	(72.0)%
Total services revenues	228	349	(121)	(34.7)%
Intersegment revenues:
Pharmacy solutions	5,077	4,204	873	20.8%
Provider services	403	269	134	49.8%
Home based services	218	138	80	58.0%
Clinical programs	50	51	(1)	(2.0)%
Total intersegment revenues	5,748	4,662	1,086	23.3%
Total services and intersegment revenues	$5,976	$5,011	$965	19.3%
Income before income taxes	$223	$206	$17	8.3%
Operating cost ratio	95.6%	95.2%		0.4%

	For the six months ended June 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$464	$583	$(119)	(20.4)%
Home based services	65	48	17	35.4%
Pharmacy solutions	14	46	(32)	(69.6)%
Total services revenues	543	677	(134)	(19.8)%
Intersegment revenues:
Pharmacy solutions	10,037	8,061	1,976	24.5%
Provider services	767	571	196	34.3%
Home based services	408	256	152	59.4%
Clinical Programs	99	101	(2)	(2.0)%
Total intersegment revenues	11,311	8,989	2,322	25.8%
Total services and intersegment revenues	$11,854	$9,666	$2,188	22.6%
Income before income taxes	$453	$391	$62	15.9%
Operating cost ratio	95.5%	95.2%		0.3%

Pretax results

•
Healthcare Services segment pretax income of $223 million for the 2015 quarter increased $17 million, or 8.3%, from the 2014 quarter. For the 2015 period, the Healthcare Services segment pretax income of $453 million increased $62 million, or 15.9%, from $391 million for the 2014 period. These increases are primarily due to revenue growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

Script Volume

•
Humana Pharmacy Solutions® script volumes for Retail and Group segment membership increased to approximately 98.4 million in the 2015 quarter, up 20.6% versus scripts of approximately 81.6 million in the 2014 quarter. For the 2015 period, script volumes for Retail and Group segment membership increased to approximately 194.5 million, up 21.4% versus scripts of approximately 160.2 million in the 2014 period. These increases primarily reflect growth associated with higher average medical membership for the 2015 quarter and 2015 period than in the 2014 quarter and 2014 period.

Services revenues

•
Services revenues decreased $121 million, or 34.7%, from the 2014 quarter to $228 million for the 2015 quarter and decreased $134 million, or 19.8%, from the 2014 period to $543 million for the 2015 period primarily due to the completion of the sale of Concentra on June 1, 2015.

Intersegment revenues

•
Intersegment revenues increased $1.1 billion, or 23.3%, from the 2014 quarter to $5.7 billion for the 2015 quarter and increased $2.3 billion, or 25.8%, from the 2014 period to $11.3 billion for the 2015 period primarily due to growth in our Medicare membership which resulted in higher utilization of our Healthcare Services segment businesses.

Operating costs

•
The Healthcare Services segment operating cost ratios for the 2015 quarter and 2015 period were relatively unchanged from the 2014 quarter and 2014 period, increasing 40 basis points for the 2015 quarter to 95.6% and 30 basis points to 95.5% for the 2015 period.

Liquidity
The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Aetna’s prior written consent. Historically, our primary sources of cash have included receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities, borrowings, and proceeds from sales of businesses. Our primary uses of cash historically have included disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items including premiums receivable, benefits payable, and other receivables and payables. The use of operating cash flows may be limited by regulatory requirements of state departments of insurance (or comparable state regulators) which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law are impacting the timing of our operating cash flows, as we built receivables for the 2014 coverage year that we expect to collect in the second half of 2015 and we are building receivables for the 2015 coverage year that we expect to collect in the second half of 2016. The net receivable balance associated with the 3Rs was approximately $899 million at June 30, 2015, including $639 million related to the 2014 coverage year, and $679 million at December 31, 2014. On June 30, 2015 we received notification from CMS of risk adjustment and reinsurance settlement amounts for 2014. These settlement amounts as well as the corresponding change in estimate for risk corridor are reflected in the 2014 coverage year net 3Rs receivable above. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2014 Form 10-K.
Cash and cash equivalents increased to approximately $2.3 billion at June 30, 2015 from $1.9 billion at December 31, 2014. The change in cash and cash equivalents for the six months ended June 30, 2015 and 2014 is summarized as follows:

	2015	2014
	(in millions)
Net cash (used in) provided by operating activities	$(501)	$471
Net cash provided by investing activities	1,222	404
Net cash used in financing activities	(406)	(420)
Increase in cash and cash equivalents	$315	$455

Cash Flow from Operating Activities
The decrease in operating cash flows from the 2014 period to the 2015 period primarily reflects the effect of significant growth in individual commercial medical and group Medicare Advantage membership in the prior year, lower earnings exclusive of the gain on the sale of Concentra, and changes in the timing of other working capital items related to the growth in our pharmacy business and the timing of receipts for premiums. Prior year cash flows were favorably impacted from the typical pattern of claim payments that lagged premium receipts related to new membership. Individual commercial medical added 644,200 new members in the 2014 period compared to 42,600 in the 2015 period. Likewise group Medicare Advantage added 50,600 new members in the 2014 period compared to a decline of 16,600 members in the 2015 period.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	2015 Period Change	2014 Period Change
	(in millions)
IBNR (1)	$3,376	$3,254	$122	$656
Reported claims in process (2)	522	475	47	254
Other benefits payable (3)	883	746	137	(25)
Total benefits payable	$4,781	$4,475	$306	$885

(1)
IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date and includes unprocessed claim inventories. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received and processed (i.e. a shorter time span results in a lower IBNR).

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
The increase in benefits payable from December 31, 2014 to June 30, 2015 and from December 31, 2013 to June 30, 2014 largely was due to an increase in IBNR. IBNR increased during the 2015 period primarily as a result of individual Medicare Advantage membership growth while the 2014 period also saw, in addition to individual Medicare Advantage membership growth, significant growth in individual commercial medical and group Medicare Advantage membership. An increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff, also contributed to the benefits payable increase in both periods. In addition, benefits payable increased in the 2015 period from an increase in amounts owed to providers under capitated and risk sharing arrangements. As discussed previously, our cash flows are impacted by changes in enrollment. In the 2014 period (the first period plans compliant with the Health Care Reform Law were effective), membership growth in new fully-insured individual commercial medical plans compliant with the Health Care Reform Law outpaced membership growth in these plans in the 2015 period. In addition, growth in group Medicare Advantage membership in the 2014 period favorably impacted the 2014 period change while a decline in group Medicare Advantage membership in the 2015 period negatively impacted the 2015 period change.

The detail of total net receivables was as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	2015 Period Change	2014 Period Change
	(in millions)
Medicare	$1,792	$664	$1,128	$1,105
Commercial and other	358	381	(23)	13
Military services	83	106	(23)	9
Allowance for doubtful accounts	(104)	(98)	(6)	(3)
Total net receivables	$2,129	$1,053	1,076	1,124
Reconciliation to cash flow statement:
Change in receivables held-for-sale and disposition of receivables from sale of business			11	13
Change in receivables per cash flow statement resulting in cash from operations			$1,087	$1,137
The changes in Medicare receivables for both the 2015 period and the 2014 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the final and mid-year settlements with CMS in July and August, respectively. In connection with our July 2015 payment from CMS, we collected $495 million associated with the final Medicare risk-adjustment payment for the 2014 plan year. In addition, in connection with our August 2015 payment from CMS, we expect to collect approximately $800 million associated with the mid-year Medicare risk-adjustment payment for the 2015 plan year.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions are impacting our operating cash flows as we built a receivable for the 2014 coverage year that we expect to collect in the second half of 2015 and as we build a receivable for the 2015 coverage year that we expect to collect in the second half of 2016. The net receivable balance associated with the 3Rs was approximately $899 million at June 30, 2015 and $679 million at December 31, 2014, including certain amounts recorded in receivables above. In September 2015, we expect to pay the federal government $866 million for the annual health insurance industry fee.
Cash Flow from Investing Activities
Proceeds from sales and maturities of investment securities exceeded purchases by $464 million in the 2015 period and $551 million in the 2014 period. These proceeds were used to fund normal working capital needs due to an increase in receivables associated with the 3Rs in addition to the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies, as discussed below.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $259 million in the 2015 period and $216 million in the 2014 period reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment. Excluding acquisitions, we expect total capital expenditures in 2015 in a range of approximately $475 million to $525 million compared to total capital expenditures of $528 million for full year 2014.

Cash Flow from Financing Activities
Claims payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $270 million during the 2015 period and $122 million during the 2014 period. Our net receivable for CMS subsidies and brand name prescription drug discounts was $1.9 billion at June 30, 2015 compared to $835 million at June 30, 2014 and $1.7 billion at December 31, 2014. Refer to Note 6 to the condensed consolidated financial statements.
Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $22 million during the 2015 period compared to $29 million during the 2014 period.
Receipts from the Department of Health and Humana Services, or HHS, associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $33 million higher than claims payments during the 2015 period and $24 million higher than claims payments during the 2014 period.
We repurchased 1.9 million shares for $329 million in the 2015 period and 0.9 million shares for $112 million in the 2014 period under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $42 million in the 2015 period and $40 million in the 2014 period.
Proceeds from the issuance of commercial paper were $300 million in the 2015 period and the maximum principal amount outstanding at any one time during the six months ended June 30, 2015 was $300 million. We entered into the commercial paper program in October 2014. Accordingly, there were no commercial paper borrowings during the 2014 period.
We paid dividends to stockholders of $86 million during both the 2015 period and the 2014 period, as discussed further below.
Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2014 and 2015 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
The Merger discussed in Note 1 to the condensed consolidated financial statements does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger, including the cash dividend of $0.29 per share payable on July 31, 2015 to stockholders of record on June 30, 2015. Under the terms of the Merger Agreement we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. In addition, under the terms of the Merger Agreement, we have agreed with Aetna to coordinate the declaration and payment of dividends so that our stockholders do not fail to receive a quarterly dividend around the time of the closing of the Merger.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the new share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Pursuant to the Merger Agreement with Aetna discussed previously, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program due to the Merger. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015.
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
Excluding the 0.36 million shares received in March 2015 upon settlement of our ASR Agreement for which no cash was paid during the period, share repurchases were as follows during the 2015 quarter and the 2014 quarter:

		Three months ended June 30,
		2015		2014
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
September 2014	$2,000	1.85	$329	—	$—
April 2014	1,000	—	—	0.81	101
April 2013	1,000	—	—	0.10	11
Total repurchases		1.85	$329	0.91	$112
In connection with employee stock plans, we acquired 0.3 million common shares for $42 million and 0.4 million common shares for $40 million during the 2015 period and 2014 period, respectively, which amounts are not included in the table above.

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
Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 7.20% and 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, each series of our senior notes (other than the 6.30% senior notes) contain a change of control provision that may require us to purchase the notes under certain circumstances. On July 2, 2015 we entered into a Merger Agreement with Aetna that, when closed, may require redemption of the notes if the notes are downgraded below investment grade by both Standard & Poor’s Rating Services, or S&P and Moody’s Investors Services, Inc., or Moody’s.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.3 billion at June 30, 2015 and a maximum leverage ratio of 3.0. We are in compliance with the financial covenants, with actual net worth of $10.1 billion and an actual leverage ratio of 1.3, as measured in accordance with the credit agreement as of June 30, 2015. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At June 30, 2015, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $1 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of June 30, 2015, we had $999 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2015 was $300 million. As of June 30, 2015 we had $300 million outstanding in our commercial paper program. There were no outstanding borrowings at December 31, 2014.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2015 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.9 billion at June 30, 2015 compared to $1.4 billion at December 31, 2014. This increase primarily reflects proceeds from the sale of Concentra on June 1, 2015, subsidiary dividends to the parent company, and proceeds from the issuance of commercial paper partially offset by funding of subsidiary working capital requirements, common stock repurchases, capital expenditures, and payment of stockholder dividends. Statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment. Therefore, in addition to recording the full-year 2015 assessment in the first quarter of 2015, we are required to restrict surplus for the 2016 assessment ratably in 2015. In September 2015, we expect to pay the federal government $866 million for the annual health insurance industry fee.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2015, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.4 billion, which exceeded aggregate minimum regulatory requirements of $4.2 billion. The amount of dividends paid to our parent company was approximately $457 million during the six months ended June 30, 2015 compared to $695 million during the six months ended June 30, 2014. The year-over-year decline in dividends to the parent company from the subsidiaries is primarily driven by lower operating results in health plan subsidiaries, including the impact of recording the significantly higher full-year 2015 annual health insurance industry fee in the first quarter of 2015, as required by state regulators. As discussed previously, we expect to pay the federal government $866 million for the annual health insurance industry fee in 2015, a 54.1% increase from $562 million in 2014. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at June 30, 2015. Our net unrealized position decreased $219 million from a net unrealized gain position of $475 million at December 31, 2014 to a net unrealized gain position of $256 million at June 30, 2015. At June 30, 2015, we had gross unrealized losses of $92 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the three months ended June 30, 2015. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.2 years as of June 30, 2015 and 4.1 years as of December 31, 2014. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $440 million.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2015.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 23 of this Form 10-Q.
Item 1A.    Risk Factors
Except as set forth below, there have been no changes to the risk factors included in our 2014 Form 10-K:
Risks Relating to the Proposed Merger with Aetna
The merger with Aetna is subject to various closing conditions, including governmental, regulatory and stockholder approvals as well as other uncertainties and there can be no assurances as to whether and when it may be completed.
On July 2, 2015, we entered into an Agreement and Plan of Merger (which we refer to as the “Merger Agreement”), with Aetna Inc. (or “Aetna”), Echo Merger Sub, Inc. (or “Sub 1”) and Echo Merger Sub, LLC (or “Sub 2”), each a wholly owned subsidiary of Aetna. Under the terms and subject to the conditions set forth in the Merger Agreement, Sub 1 will merge with and into us (the “Merger”). In the Merger, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash without interest, subject to any required withholding taxes. Immediately after the Merger, we (as the surviving corporation in the Merger) will be merged with and into Sub 2, with Sub 2 remaining as the surviving entity of that merger and as a wholly owned subsidiary of Aetna, to be renamed Humana LLC. The Merger is expected to close in the second half of 2016.
Consummation of the Merger is subject to customary closing conditions, a number of which are not within our or Aetna’s control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, (i) approval of the holders of our outstanding shares of common stock entitled to vote on the Merger, (ii) approval of the holders of Aetna outstanding shares to the issuance of Aetna common stock in the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (iv) the absence of legal restraints and prohibitions on the consummation of the Merger, (v) the effectiveness of the registration statement in respect of the Aetna common stock to be issued in the Merger, (vi) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (vii) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (viii) material compliance by each party with its covenants in the Merger Agreement, and (viii) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (x) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) the Centers for Medicare and Medicaid Services, or CMS, has not imposed any sanctions with respect to our Medicare Advantage business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and its subsidiaries, taken as a whole. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.
If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if any regulatory agencies impose certain conditions relating to the required regulatory approvals that would reasonably be expected to have a "Regulatory Material Adverse Effect", or if an event occurs that delays or prevents the Merger, such failure or delay to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our results of operations, financial position, cash flows and the price per share for our common stock.

The Merger Agreement limits our ability to pursue alternative transactions to the proposed Merger.
The Merger Agreement prohibits us from initiating, soliciting, knowingly encouraging, knowingly facilitating or entering into discussions or negotiations with any third party regarding alternative acquisition proposals. This prohibition limits our ability to affirmatively seek offers from other possible acquirers that may be superior to the pending Merger, although we are permitted, subject to compliance with certain procedures specified in the Merger Agreement, to respond to certain unsolicited proposals from third parties to allow our Board of Directors to comply with its fiduciary duties. If we receive an unsolicited proposal from a third party that our Board of Directors determines is a superior proposal (as defined in the Merger Agreement), our Board of Directors may withdraw or otherwise change its recommendation of the Merger. However, we do not have the ability to terminate the Merger Agreement in order to accept a superior proposal. If our Board of Directors withdraws or otherwise changes its recommendation of the Merger, or if we materially breach our obligation not to solicit alternative acquisition proposals, Aetna may terminate the Merger Agreement and we would be contractually obligated to pay a termination fee of $1.314 billion to Aetna. This termination fee may make it less likely that a third party will make an alternative acquisition proposal for us.
The number of shares of Aetna common stock that our stockholders will receive in the Merger is based on a fixed exchange ratio. Because the market price of Aetna’s common stock will fluctuate, our stockholders cannot be certain of the value of the portion of the merger consideration to be paid in Aetna common stock.
Upon completion of the Merger, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash without interest, subject to any required withholding taxes. The exchange ratio for determining the number of shares of Aetna common stock that our stockholders will receive in the Merger is fixed and will not be adjusted for changes in the market price of Aetna’s common stock, which will likely fluctuate before and after the completion of the Merger. Fluctuations in the value of Aetna’s common stock could result from changes in the business, operations or prospects of Aetna prior to or following the closing of the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of us or Aetna. In addition, the Merger is expected to be completed a considerable amount of time after the date of our special meeting of stockholders to consider and vote on the Merger. As such, at the time of our special meeting of stockholders to consider and vote on the Merger, our stockholders will not have known the value of the Aetna share consideration that they will receive in the Merger for each of our common shares.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our results of operations, financial position and cash flows or result in a loss of employees, customers, members or suppliers.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion or termination of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Aetna’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the proposed Merger may also divert management’s attention and our resources from ongoing business and operations.
Our employees, customers, members and suppliers may experience uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, members, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our results of operations, financial position, cash flows and the price per share for our common stock.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Aetna.
If the Merger Agreement is terminated, in certain circumstances, we would be required to pay a termination fee of $1.314 billion to Aetna. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other matters.
Failure to consummate the Merger could negatively impact our results of operations, financial position and cash flows.
If the Merger is not consummated, our ongoing businesses may be materially and adversely affected and, we will not have realized any of the potential benefits of having consummated the transaction, and we will be subject to a number of risks, including the following:

•
matters relating to the proposed Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
the Merger Agreement includes restrictions on the conduct of our business prior to the completion or termination of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Aetna's prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the proposed Merger may also divert management’s attention and our resources from ongoing business and operations;

•	we may be required to pay a termination fee to Aetna and would have incurred expenses relating to the Merger; and

•	we also could be subject to litigation related to our failure to consummate the Merger or to perform our obligations under the Merger Agreement.
If the Merger is not consummated, these risks may materially and adversely affect our results of operations, financial position, cash flows and the price per share for our common stock.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2015	694,163	$178.81	694,163	$1,215,353,536
May 2015	704,005	171.61	704,005	1,094,555,924
June 2015	306,644	189.79	306,644	1,036,364,862
Total	1,704,812	$177.81	1,704,812

(1)
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with a current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment bankers), subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015. Pursuant to the Merger Agreement with Aetna discussed in Note 1 to our condensed consolidated financial statements, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program due to the Merger.

(2)	Excludes 0.3 million shares repurchased in connection with employee stock plans.
The Merger Agreement with Aetna includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends (we have agreed that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger) and repurchases of our securities (we have agreed to suspend our share repurchase program), restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
None.

Item 6:	Exhibits

2.1
Agreement and Plan of Merger, dated as of July 2, 2015 among Aetna Inc., Echo Merger Sub, Inc., Echo Merger Sub, LLC and Humana Inc. (incorporated here by reference to Exhibit 2.1 to Humana Inc.’s Current Report on Form 8-K filed on July 7, 2015).

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

10.1*
Amendment to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated July 2, 2015 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on July 9, 2015).

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

101
The following materials from Humana Inc.'s Quarterly Report of Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

* Exhibit 10.1 is a compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	July 29, 2015	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)