Form 10-Q
period 2015-09-30
HUMANA INC
filed 2015-11-06
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2015
$0.16 2/3 par value	148,223,927 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2015

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,597	$1,935
Investment securities	7,423	7,598
Receivables, less allowance for doubtful accounts of $104 in 2015 and $98 in 2014:	986	1,053
Other current assets	5,767	4,007
Assets held-for-sale	—	943
Total current assets	15,773	15,536
Property and equipment, net	1,343	1,228
Long-term investment securities	1,879	1,949
Goodwill	3,266	3,231
Other long-term assets	2,035	1,583
Total assets	$24,296	$23,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,922	$4,475
Trade accounts payable and accrued expenses	2,216	2,095
Book overdraft	296	334
Unearned revenues	297	361
Short-term borrowings	11	—
Liabilities held-for-sale	—	206
Total current liabilities	7,742	7,471
Long-term debt	3,822	3,825
Future policy benefits payable	2,154	2,349
Other long-term liabilities	225	236
Total liabilities	13,943	13,881
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,350,100 shares issued at September 30, 2015 and 197,951,551 shares issued at December 31, 2014	33	33
Capital in excess of par value	2,515	2,330
Retained earnings	10,960	9,916
Accumulated other comprehensive income	137	223
Treasury stock, at cost, 50,126,173 shares at September 30, 2015 and 48,347,541 shares at December 31, 2014	(3,292)	(2,856)
Total stockholders’ equity	10,353	9,646
Total liabilities and stockholders’ equity	$24,296	$23,527
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share results)
Revenues:
Premiums	$12,987	$11,607	$39,447	$34,274
Services	246	536	1,143	1,620
Investment income	130	95	338	278
Total revenues	13,363	12,238	40,928	36,172
Operating expenses:
Benefits	10,896	9,666	33,153	28,417
Operating costs	1,688	1,898	5,450	5,518
Depreciation and amortization	84	85	267	246
Total operating expenses	12,668	11,649	38,870	34,181
Income from operations	695	589	2,058	1,991
Gain on sale of business	—	—	267	—
Interest expense	47	38	140	108
Income before income taxes	648	551	2,185	1,883
Provision for income taxes	334	261	1,010	881
Net income	$314	$290	$1,175	$1,002
Basic earnings per common share	$2.11	$1.87	$7.85	$6.46
Diluted earnings per common share	$2.09	$1.85	$7.77	$6.39
Dividends declared per common share	$0.29	$0.28	$0.86	$0.83
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income	$314	$290	$1,175	$1,002
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	25	(36)	(48)	128
Effect of income taxes	(9)	13	18	(47)
Total change in unrealized investment gains/losses, net of tax	16	(23)	(30)	81
Reclassification adjustment for net realized gains included in investment income	(51)	(6)	(88)	(9)
Effect of income taxes	19	2	32	3
Total reclassification adjustment, net of tax	(32)	(4)	(56)	(6)
Other comprehensive (loss) income, net of tax	(16)	(27)	(86)	75
Comprehensive income	$298	$263	$1,089	$1,077
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$1,175	$1,002
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	(267)	—
Net realized capital gains	(88)	(9)
Stock-based compensation	92	76
Depreciation	263	240
Other intangible amortization	72	85
Provision (benefit) for deferred income taxes	13	(30)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	56	(68)
Other assets	(1,080)	(960)
Benefits payable	447	783
Other liabilities	(140)	238
Unearned revenues	(64)	40
Other, net	52	28
Net cash provided by operating activities	531	1,425
Cash flows from investing activities
Proceeds from sale of business	1,055	72
Acquisitions, net of cash acquired	(38)	(3)
Purchases of property and equipment	(384)	(361)
Purchases of investment securities	(4,345)	(1,949)
Maturities of investment securities	881	702
Proceeds from sales of investment securities	3,448	1,171
Net cash provided by (used in) investing activities	617	(368)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(984)	(743)
Proceeds from issuance of senior notes, net	—	1,733
Proceeds from issuance of commercial paper, net	10	—
Change in book overdraft	(38)	(136)
Common stock repurchases	(380)	(270)
Dividends paid	(129)	(129)
Excess tax benefit from stock-based compensation	15	10
Proceeds from stock option exercises and other	20	45
Net cash (used in) provided by financing activities	(1,486)	510
(Decrease) increase in cash and cash equivalents	(338)	1,567
Cash and cash equivalents at beginning of period	1,935	1,138
Cash and cash equivalents at end of period	$1,597	$2,705
Supplemental cash flow disclosures:
Interest payments	$105	$83
Income tax payments, net	$1,038	$852
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
Proposed Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we will merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. Under the terms of the Merger Agreement, at the closing of the transaction, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash. The total transaction was estimated at approximately $37 billion including the assumption of Humana debt, based on the closing price of Aetna common shares on July 2, 2015. The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends (we agreed that our quarterly dividend will not exceed $0.29 per share) and repurchases of our securities (we agreed to suspend our share repurchase program), restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.
On October 19, 2015, our stockholders approved the adoption of the Merger Agreement at a special stockholder meeting. Also on October 19, 2015, the holders of Aetna outstanding shares approved the issuance of Aetna common stock in the Merger at a special meeting of Aetna shareholders.
The transaction is subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) the effectiveness of the registration statement in respect of the Aetna common stock to be issued in the Merger, (iv) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (v) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (vi) material compliance by each party with its covenants in the Merger Agreement,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and (vii) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) the Centers for Medicare and Medicaid Services, or CMS, has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. The Merger is currently expected to close in the second half of 2016.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.
3. ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $25 million of transaction costs. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $267 million which is reported as gain on sale of business in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2015.
In March 2015, we classified Concentra as held-for-sale and aggregated Concentra's assets and liabilities separately on the balance sheet, including a reclassification of the December 31, 2014 balance sheet for comparative purposes. The assets and liabilities of Concentra that were disposed of on June 1, 2015 and classified as held-for-sale as of December 31, 2014 were as follows:

	June 1, 2015	December 31, 2014
Assets	(in millions)
Receivables, net	$130	$115
Property and equipment, net	197	191
Goodwill	480	480
Other intangible assets, net	124	131
Other assets	27	26
Total assets disposed/held-for-sale	958	943
Liabilities
Trade accounts payable and accrued expenses	81	90
Other liabilities	114	116
Total liabilities disposed/held-for-sale	195	206
Net assets disposed	$763	$737
For the nine months ended September 30, 2015, the accompanying condensed consolidated statement of income includes revenues related to Concentra of $411 million and income before income taxes of $15 million. Given that the sale of Concentra closed on June 1, 2015, the accompanying condensed consolidated statement of income for the three months ended September 30, 2015, does not include any results of operations for Concentra.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2015 and December 31, 2014, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$325	$3	$—	$328
Mortgage-backed securities	1,553	19	(5)	1,567
Tax-exempt municipal securities	2,680	79	(8)	2,751
Mortgage-backed securities:
Residential	13	—	—	13
Commercial	1,048	11	(28)	1,031
Asset-backed securities	273	1	(1)	273
Corporate debt securities	3,185	195	(41)	3,339
Total debt securities	$9,077	$308	$(83)	$9,302

December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$365	$10	$(1)	$374
Mortgage-backed securities	1,453	50	(5)	1,498
Tax-exempt municipal securities	2,931	140	(3)	3,068
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	846	16	(19)	843
Asset-backed securities	28	1	—	29
Corporate debt securities	3,432	299	(13)	3,718
Total debt securities	$9,072	$516	$(41)	$9,547

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2015 and December 31, 2014, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$35	$—	$19	$—	$54	$—
Mortgage-backed securities	863	(3)	90	(2)	953	(5)
Tax-exempt municipal securities	518	(7)	24	(1)	542	(8)
Mortgage-backed securities:
Residential	2	—	4	—	6	—
Commercial	236	(3)	274	(25)	510	(28)
Asset-backed securities	165	(1)	—	—	165	(1)
Corporate debt securities	690	(33)	57	(8)	747	(41)
Total debt securities	$2,509	$(47)	$468	$(36)	$2,977	$(83)

December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$79	$—	$80	$(1)	$159	$(1)
Mortgage-backed securities	22	—	320	(5)	342	(5)
Tax-exempt municipal securities	131	(1)	118	(2)	249	(3)
Mortgage-backed securities:
Residential	1	—	4	—	5	—
Commercial	31	(1)	267	(18)	298	(19)
Asset-backed securities	13	—	—	—	13	—
Corporate debt securities	219	(6)	128	(7)	347	(13)
Total debt securities	$496	$(8)	$917	$(33)	$1,413	$(41)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at September 30, 2015. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At September 30, 2015, 9.1% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 39% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 61% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 14%. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
The recoverability of our non-agency commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. At September 30, 2015, these commercial mortgage-backed securities primarily were composed of senior tranches having high credit support. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at September 30, 2015.
The percentage of corporate securities associated with the financial services industry was 25% at September 30, 2015 and 21% at December 31, 2014.
All issuers of securities we own that were trading at an unrealized loss at September 30, 2015 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At September 30, 2015, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2015.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Gross realized gains	$62	$7	$108	$14
Gross realized losses	(11)	(1)	(20)	(5)
Net realized capital gains	$51	$6	$88	$9
There were no material other-than-temporary impairments for the three and nine months ended September 30, 2015 or 2014.
The contractual maturities of debt securities available for sale at September 30, 2015, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$420	$422
Due after one year through five years	1,980	2,055
Due after five years through ten years	1,691	1,737
Due after ten years	2,099	2,204
Mortgage and asset-backed securities	2,887	2,884
Total debt securities	$9,077	$9,302

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2015 and December 31, 2014, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2015
Cash equivalents	$1,459	$1,459	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	328	—	328	—
Mortgage-backed securities	1,567	—	1,567	—
Tax-exempt municipal securities	2,751	—	2,746	5
Mortgage-backed securities:
Residential	13	—	13
Commercial	1,031	—	1,031	—
Asset-backed securities	273	—	272	1
Corporate debt securities	3,339	—	3,334	5
Total debt securities	9,302	—	9,291	11
Total invested assets	$10,761	$1,459	$9,291	$11

December 31, 2014
Cash equivalents	$1,712	$1,712	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	374	—	374	—
Mortgage-backed securities	1,498	—	1,498	—
Tax-exempt municipal securities	3,068	—	3,060	8
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	843	—	843	—
Asset-backed securities	29	—	28	1
Corporate debt securities	3,718	—	3,695	23
Total debt securities	9,547	—	9,515	32
Total invested assets	$11,259	$1,712	$9,515	$32

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 or September 30, 2014.
Our Level 3 assets had a fair value of $11 million at September 30, 2015, or 0.1% of our total invested assets. During the three and nine months ended September 30, 2015 and 2014, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended September 30,
	2015			2014
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at July 1	$6	$5	$11	$24	$13	$37
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	1	—	1
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Balance at September 30	$6	$5	$11	$25	$13	$38

	For the nine months ended September 30,
	2015			2014
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$24	$8	$32	$24	$13	$37
Total gains or losses:
Realized in earnings	(1)	—	(1)	—	—	—
Unrealized in other comprehensive income	—	—	—	1	—	1
Purchases	—	—	—	—	—	—
Sales	(17)	(3)	(20)	—	—	—
Settlements	—	—	—	—	—	—
Balance at September 30	$6	$5	$11	$25	$13	$38
Financial Liabilities
Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding was $3,822 million at September 30, 2015 and $3,825 million at December 31, 2014. The fair value of our long-term debt was $4,007 million at September 30, 2015 and $4,102 million at December 31, 2014. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed the acquisition of certain health and wellness related businesses during 2015 and 2014. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2015 or 2014.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described in Note 2 to the consolidated financial statements included in our 2014 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2015 and December 31, 2014. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2015 provision will exceed 12 months at September 30, 2015.

	September 30, 2015		December 31, 2014
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$107	$2,763	$105	$1,690
Trade accounts payable and accrued expenses	(11)	(66)	(36)	(32)
Net current asset	96	2,697	69	1,658
Other long-term assets	53	—	—	—
Other long-term liabilities	(11)	—	—	—
Net long-term asset	42	—	—	—
Total net asset	$138	$2,697	$69	$1,658
On October 30, 2015, we collected approximately $1.7 billion upon settlement with CMS for the 2014 plan year, including $1.6 billion for reinsurance and low-income cost subsidies.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs, effective January 1, 2014. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2014 Form 10-K. On June 30, 2015 we received notification from CMS of risk adjustment and reinsurance settlement amounts for 2014. We revised our 2014 coverage year estimates to reflect actual amounts and also made a corresponding adjustment to our risk corridor estimate based on these results. As expected, the change in estimate for risk adjustment was substantially offset by the corresponding change in estimate for risk corridor, both of which are reflected as changes in premiums revenue in our condensed consolidated statements of income. The change in estimate related to the 3Rs for the 2014 coverage year was a decline in the estimated net receivable of approximately $43 million for the nine months ended September 30, 2015. In addition, we revised our 3Rs estimates for the 2015 coverage year based on the data from CMS for 2014.
During the three months ended September 30, 2015, we paid $186 million in risk adjustment charges and received payments of $481 million for reinsurance recoverables and $50 million for risk adjustment settlements associated with the 2014 coverage year. We expect to collect the remaining reinsurance recoverable and risk adjustment receivable for the 2014 coverage year of approximately $50 million in the aggregate in the fourth quarter of 2015.
On October 1, 2015, we and other industry participants received notification from CMS that 12.6% of risk corridor receivables for the 2014 coverage year would be paid between December 2015 and January 2016 based on expected risk corridor collections under the program for the 2014 coverage year. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. Based on the notice from CMS, we classified 12.6%, or $31 million, of our gross risk corridor receivable for the 2014 coverage year as current and classified our remaining gross risk corridor receivables for both the 2014 and 2015 coverage years as long-term because settlement is expected to exceed 12 months at September 30, 2015.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at September 30, 2015 and December 31, 2014. Amounts classified as long-term represent settlements that we expect to exceed 12 months at September 30, 2015.

	September 30, 2015			December 31, 2014
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
2014 Coverage Year
Premiums receivable	$10	$—	$—	$131	$—	$—
Other current assets	—	40	31	—	586	55
Trade accounts payable and accrued expenses	—	—	(1)	(89)	—	(4)
Net current asset	10	40	30	42	586	51
Other long-term assets	—	—	211	—	—	—
Other long-term liabilities	—	—	—	—	—	—
Net long-term asset	—	—	211	—	—	—
Total 2014 coverage year net asset	10	40	241	42	586	51
2015 Coverage Year
Premiums receivable	88	—	—	—	—	—
Other current assets	—	344	—	—	—	—
Trade accounts payable and accrued expenses	(154)	—	(1)	—	—	—
Net current (liability) asset	(66)	344	(1)	—	—	—
Other long-term assets	7	27	206	—	—	—
Other long-term liabilities	—	—	—	—	—	—
Net long-term asset	7	27	206	—	—	—
Total 2015 coverage year net (liability) asset	(59)	371	205	—	—	—
Total net (liability) asset	$(49)	$411	$446	$42	$586	$51

Our portion of the annual health insurance industry fee attributed to calendar year 2015 and payable to the federal government in 2015 in accordance with the Health Care Reform Law was approximately $867 million. This fee is not deductible for tax purposes. Each year on January 1, we record a liability for this fee in other current liabilities which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost resulted in operating cost expense of approximately $217 million for the three months ended September 30, 2015 and $650 million for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014 there was approximately $141 million and $421 million, respectively, of operating cost expense resulting from the amortization of the 2014 annual health insurance fee of $562 million. The remaining deferred cost asset balance was approximately $217 million at September 30, 2015.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2015 presentation as discussed in Note 1. Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2015 were as follows:

	Retail	Group	Healthcare Services	Other Businesses	Total
	(in millions)
Balance at January 1, 2015	$1,069	$385	$1,777	$—	$3,231
Acquisitions	—	—	35	—	35
Balance at September 30, 2015	$1,069	$385	$1,812	$—	$3,266
Healthcare Services segment goodwill of $480 million associated with the sale of Concentra was reclassified to assets held-for-sale as of January 1, 2015 and excluded from the table above. This $480 million of goodwill was disposed of on June 1, 2015 with the completion of the sale of Concentra.
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 and excludes Concentra amounts classified as held-for-sale as of December 31, 2014:

		September 30, 2015			December 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in millions)
Other intangible assets:
Customer contracts/ relationships	9.9 yrs	$567	$278	$289	$657	$326	$331
Trade names and technology	8.2 yrs	105	50	55	115	50	65
Provider contracts	14.6 yrs	51	23	28	52	21	31
Noncompetes and other	8.2 yrs	32	25	7	41	28	13
Total other intangible assets	9.9 yrs	$755	$376	$379	$865	$425	$440

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Amortization expense for other intangible assets was approximately $22 million for the three months ended September 30, 2015 and $29 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, amortization expense for other intangible assets was approximately $72 million and $85 million, respectively. The following table presents our estimate of amortization expense for 2015 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2015	$93
2016	78
2017	71
2018	63
2019	51
2020	47
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$314	$290	$1,175	$1,002
Weighted average outstanding shares of common stock used to compute basic earnings per common share	148,889	154,502	149,617	155,006
Dilutive effect of:
Employee stock options	182	203	198	233
Restricted stock	1,395	1,525	1,506	1,402
Shares used to compute diluted earnings per common share	150,466	156,230	151,321	156,641
Basic earnings per common share	$2.11	$1.87	$7.85	$6.46
Diluted earnings per common share	$2.09	$1.85	$7.77	$6.39
Number of antidilutive stock options and restricted stock excluded from computation	320	43	451	420

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2014 and 2015 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
The Merger discussed in Note 1 does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger consistent with our historical dividend payments. Under the terms of the Merger Agreement, we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. In addition, under the terms of the Merger Agreement, we have agreed with Aetna to coordinate the declaration and payment of dividends so that our stockholders do not fail to receive a quarterly dividend around the time of the closing of the Merger.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Pursuant to the Merger Agreement, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program due to the Merger Agreement. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Excluding the 0.36 million shares received in March 2015 upon final settlement of our ASR Agreement for which no cash was paid during the period, share repurchases were as follows during the nine months ended September 30, 2015 and 2014:

		Nine months ended September 30,
		2015		2014
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
September 2014	$2,000	1.85	$329	0.27	$35
April 2014	1,000	—	—	1.50	184
April 2013	1,000	—	—	0.10	11
Total repurchases		1.85	$329	1.87	$230
In connection with employee stock plans, we acquired 0.3 million common shares for $51 million and 0.4 million common shares for $40 million during the nine months ended September 30, 2015 and 2014, respectively, which amounts are not included in the table above.
Treasury Stock Reissuance
We reissued 0.7 million shares of treasury stock during the nine months ended September 30, 2015 at a cost of $44 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included, net of tax, net unrealized gains on our investment securities of $142 million at September 30, 2015 and $301 million at December 31, 2014. In addition, accumulated other comprehensive income included, net of tax, $5 million at September 30, 2015 and $78 million at December 31, 2014 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 18 to the consolidated financial statements in our 2014 Form 10-K for further discussion of our long-term care insurance policies.
11. INCOME TAXES
The effective income tax rate was 51.5% for the three months ended September 30, 2015, compared to 47.5% for the three months ended September 30, 2014 primarily reflecting an increase in the non-deductible health insurance industry fee from 2014 as well as the impact of non-deductible transaction costs associated with the Merger. For the nine months ended September 30, 2015, the effective tax rate was 46.2% compared to 46.8% for the nine months ended September 30, 2014. The tax effect of the sale of Concentra reduced our effective tax rate by approximately 4.6 percentage points for the nine months ended September 30, 2015, substantially offset by the same items impacting the three months ended September 30, 2015, as noted above. Humana Inc., our parent company, recognized the deferred tax asset for the excess of the tax basis over the book basis of its Concentra subsidiary of approximately $53 million during the first quarter of 2015 because realization of the asset in the foreseeable future was apparent with the classification of the assets and liabilities of Concentra as held-for-sale.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.  DEBT
The carrying value of long-term debt outstanding was as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in millions)
Senior notes:
$500 million, 7.20% due June 15, 2018	$504	$504
$300 million, 6.30% due August 1, 2018	309	312
$400 million, 2.625% due October 1, 2019	400	400
$600 million, 3.15% due December 1, 2022	598	598
$600 million, 3.85% due October 1, 2024	599	599
$250 million, 8.15% due June 15, 2038	266	266
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.95% due October 1, 2044	746	746
Total long-term debt	$3,822	$3,825

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
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $29 million as of September 30, 2015 and $32 million as of December 31, 2014.
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
(Unaudited)

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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.4 billion at September 30, 2015 and a maximum leverage ratio of 3.0. We are in compliance with the financial covenants, with actual net worth of $10.4 billion and an actual leverage ratio of 1.2, as measured in accordance with the credit agreement as of September 30, 2015. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At September 30, 2015, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $1 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of September 30, 2015, we had $999 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2015 was $320 million. There were outstanding borrowings of $11 million at September 30, 2015. There were no outstanding borrowings at December 31, 2014.
13. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 72% of our total premiums and services revenue for the nine months ended September 30, 2015, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2016, and all of our product offerings filed with CMS for 2016 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits currently being conducted on 2011 premium payments in which two of our Medicare Advantage plans are being audited. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. We were notified on September 15, 2015, that five of our Medicare Advantage contracts have been selected for audit for contract year 2012.
Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For-Service business which we used to represent a proxy of the FFS Adjuster which has not yet been released. We based our accrual of estimated audit settlements for each contract year on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the FFS Adjuster. Accordingly, we cannot determine whether such RADV audits will have a material adverse effect on our results of operations, financial position, or cash flows.
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
At September 30, 2015, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2015, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 31, 2015, the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2016. On April 24, 2015, a request for proposal was issued for the next generation of TRICARE contracts for the period beginning April 1, 2017. The proposal provides for the consolidation of three regions into two - East and West.  The current North

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Region and South Region are to be combined to form the East Region. We responded to the request for proposal on July 22, 2015.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the nine months ended September 30, 2015. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. In addition, we began serving members in Long-Term Support Services (LTSS) regions in Florida at various effective dates ranging from the second half of 2013 through the first quarter of 2014.
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
Legal Proceedings and Certain Regulatory Matters
Florida Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. The individual plaintiff has filed a third amended complaint, which we answered on October 16, 2015. The Court has ordered trial to commence on April 18, 2016 if the matter is not resolved prior to trial. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.
As previously disclosed, the Civil Division of the United States Department of Justice had provided us with an information request, separate from but related to the Plaza Medical matter, concerning our Medicare Part C risk adjustment practices. The request relates to our oversight and submission of risk adjustment data generated by providers in our Medicare Advantage network, including the providers identified in the Plaza Medical matter, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by us, including medical record reviews conducted as part of our data and payment accuracy compliance efforts, the use of health and well-being assessments, and our fraud detection efforts. We believe that this request for information is in connection with a wider review of Medicare Risk Adjustment generally that includes a number of Medicare Advantage plans, providers, and vendors. We continue to cooperate with and voluntarily respond to the information requests from the Department of Justice and the U.S. Attorney’s Office. These matters are expected to result in additional qui tam litigation.
Litigation Related to the Merger
In connection with the Merger, three putative class action complaints were filed by purported Humana stockholders challenging the Merger, two in the Circuit Court of Jefferson County, Kentucky and one in the Court of Chancery of the State of Delaware. The complaints are captioned Solak v. Broussard et al., Civ. Act. No. 15CI03374 (Kentucky state court), Litwin v. Broussard et al., Civ. Act. No. 15CI04054 (Kentucky state court) and Scott v. Humana Inc. et al., C.A. No. 11323-VCL (Delaware state court). The complaints name as defendants each member of Humana’s board of directors, Aetna, and, in the case of the Delaware complaint, Humana. The complaints generally allege, among other things, that the individual members of our board of directors breached their fiduciary duties owed to our stockholders by entering into the Merger Agreement, approving the mergers as contemplated by the Merger Agreement, and failing

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to take steps to maximize the value of Humana to our stockholders, and that Aetna, and, in the case of the Delaware complaint, Humana aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the merger undervalues Humana, that the process leading up to the execution of the Merger Agreement was flawed, that the members of our board of directors improperly placed their own financial interests ahead of those of our stockholders, and that certain provisions of the Merger Agreement improperly favor Aetna and impede a potential alternative transaction. Among other remedies, the complaints seek equitable relief rescinding the Merger Agreement and enjoining the defendants from completing the mergers as well as costs and attorneys’ fees. We refer to all these cases collectively in this report as the Merger Litigation. On August 20, 2015, the parties in the Kentucky state cases filed a stipulation and proposed order with the court to consolidate these cases into a single action captioned In re Humana Inc. Shareholder Litigation, Civ. Act. No. 15CI03374.
On October 9, 2015, solely to avoid the costs, risks, and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we and the other named defendants in the Merger Litigation signed a memorandum of understanding, which we refer to as the MOU, to settle the Merger Litigation. Subject to court approval and further definitive documentation in a stipulation of settlement that will be subject to customary conditions, the MOU resolved the claims brought in the Merger Litigation and provided that we would make certain additional disclosures related to the proposed mergers. The MOU further provided for, among other things, dismissal of the Merger Litigation with prejudice and a release and settlement by the purported class of our stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger Agreement and transactions and disclosures related to the Merger Agreement. The asserted claims will not be released until such stipulation of settlement receives court approval. The foregoing terms and conditions will be defined by the stipulation of settlement, and class members will receive a separate notice describing the settlement terms and their rights in connection with the approval of the settlement. In connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses. We will pay or cause to be paid any court awarded attorneys’ fees and expenses. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that a court will approve such settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated. Because the MOU contemplates that the Kentucky court will be asked to approve the settlement, the plaintiffs have already withdrawn the Delaware case.
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
(Unaudited)

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.3 billion and $2.6 billion for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, these amounts were $8.8 billion and $6.8 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $23 million and $27 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the amount of this expense was $68 million and $79 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.
Our segment results were as follows for the three and nine months ended September 30, 2015 and 2014:

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$7,316	$—	$—	$—	$—	$7,316
Group Medicare Advantage	1,396	—	—	—	—	1,396
Medicare stand-alone PDP	927	—	—	—	—	927
Total Medicare	9,639	—	—	—	—	9,639
Fully-insured	1,056	1,362	—	—	—	2,418
Specialty	66	260	—	—	—	326
Medicaid and other	592	6	—	6	—	604
Total premiums	11,353	1,628	—	6	—	12,987
Services revenue:
Provider	—	9	61	—	—	70
ASO and other	1	162	—	5	—	168
Pharmacy	—	—	8	—	—	8
Total services revenue	1	171	69	5	—	246
Total revenues - external customers	11,354	1,799	69	11	—	13,233
Intersegment revenues
Services	—	24	4,633	—	(4,657)	—
Products	—	—	1,271	—	(1,271)	—
Total intersegment revenues	—	24	5,904	—	(5,928)	—
Investment income	38	7	—	16	69	130
Total revenues	11,392	1,830	5,973	27	(5,859)	13,363
Operating expenses:
Benefits	9,777	1,341	—	22	(244)	10,896
Operating costs	1,241	426	5,659	3	(5,641)	1,688
Depreciation and amortization	49	24	30	—	(19)	84
Total operating expenses	11,067	1,791	5,689	25	(5,904)	12,668
Income from operations	325	39	284	2	45	695
Gain on sale of business	—	—	—	—	—	—
Interest expense	—	—	—	—	47	47
Income (loss) before income taxes	$325	$39	$284	$2	$(2)	$648

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2014
Revenues - external customers
Premiums:
Individual Medicare Advantage	$6,448	$—	$—	$—	$—	$6,448
Group Medicare Advantage	1,381	—	—	—	—	1,381
Medicare stand-alone PDP	806	—	—	—	—	806
Total Medicare	8,635	—	—	—	—	8,635
Fully-insured	926	1,335	—	—	—	2,261
Specialty	67	274	—	—	—	341
Medicaid and other	352	5	—	13	—	370
Total premiums	9,980	1,614	—	13	—	11,607
Services revenue:
Provider	—	6	320	—	—	326
ASO and other	10	172	—	2	—	184
Pharmacy	—	—	26	—	—	26
Total services revenue	10	178	346	2	—	536
Total revenues - external customers	9,990	1,792	346	15	—	12,143
Intersegment revenues
Services	—	22	3,879	—	(3,901)	—
Products	—	—	968	—	(968)	—
Total intersegment revenues	—	22	4,847	—	(4,869)	—
Investment income	24	6	—	15	50	95
Total revenues	10,014	1,820	5,193	30	(4,819)	12,238
Operating expenses:
Benefits	8,469	1,324	—	24	(151)	9,666
Operating costs	1,156	468	4,953	5	(4,684)	1,898
Depreciation and amortization	43	27	37	—	(22)	85
Total operating expenses	9,668	1,819	4,990	29	(4,857)	11,649
Income from operations	346	1	203	1	38	589
Interest expense	—	—	—	—	38	38
Income before income taxes	$346	$1	$203	$1	$—	$551

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$22,183	$—	$—	$—	$—	$22,183
Group Medicare Advantage	4,188	—	—	—	—	4,188
Medicare stand-alone PDP	2,915	—	—	—	—	2,915
Total Medicare	29,286	—	—	—	—	29,286
Fully-insured	3,263	4,125	—	—	—	7,388
Specialty	195	795	—	—	—	990
Medicaid and other	1,742	16	—	25	—	1,783
Total premiums	34,486	4,936	—	25	—	39,447
Services revenue:
Provider	—	29	590	—	—	619
ASO and other	7	485	—	10	—	502
Pharmacy	—	—	22	—	—	22
Total services revenue	7	514	612	10	—	1,143
Total revenues - external customers	34,493	5,450	612	35	—	40,590
Intersegment revenues
Services	—	68	13,561	—	(13,629)	—
Products	—	—	3,654	—	(3,654)	—
Total intersegment revenues	—	68	17,215	—	(17,283)	—
Investment income	96	18	—	53	171	338
Total revenues	34,589	5,536	17,827	88	(17,112)	40,928
Operating expenses:
Benefits	29,781	3,908	—	66	(602)	33,153
Operating costs	3,708	1,323	16,978	10	(16,569)	5,450
Depreciation and amortization	140	69	112	—	(54)	267
Total operating expenses	33,629	5,300	17,090	76	(17,225)	38,870
Income from operations	960	236	737	12	113	2,058
Gain on sale of business	—	—	—	—	267	267
Interest expense	—	—	—	—	140	140
Income before income taxes	$960	$236	$737	$12	$240	$2,185

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2014
Revenues - external customers
Premiums:
Individual Medicare Advantage	$19,375	$—	$—	$—	$—	$19,375
Group Medicare Advantage	4,131	—	—	—	—	4,131
Medicare stand-alone PDP	2,612	—	—	—	—	2,612
Total Medicare	26,118	—	—	—	—	26,118
Fully-insured	2,363	3,985	—	—	—	6,348
Specialty	192	824	—	—	—	1,016
Medicaid and other	735	15	—	42	—	792
Total premiums	29,408	4,824	—	42	—	34,274
Services revenue:
Provider	—	17	951	—	—	968
ASO and other	37	535	—	8	—	580
Pharmacy	—	—	72	—	—	72
Total services revenue	37	552	1,023	8	—	1,620
Total revenues - external customers	29,445	5,376	1,023	50	—	35,894
Intersegment revenues
Services	—	57	11,084	—	(11,141)	—
Products	—	—	2,752	—	(2,752)	—
Total intersegment revenues	—	57	13,836	—	(13,893)	—
Investment income	71	17	—	45	145	278
Total revenues	29,516	5,450	14,859	95	(13,748)	36,172
Operating expenses:
Benefits	25,044	3,753	—	73	(453)	28,417
Operating costs	3,237	1,445	14,157	14	(13,335)	5,518
Depreciation and amortization	120	77	108	2	(61)	246
Total operating expenses	28,401	5,275	14,265	89	(13,849)	34,181
Income from operations	1,115	175	594	6	101	1,991
Interest expense	—	—	—	—	108	108
Income (loss) before income taxes	$1,115	$175	$594	$6	$(7)	$1,883

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
Proposed Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we will merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. A copy of the Merger Agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 7, 2015. Under the terms of the Merger Agreement, at the closing of the transaction, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash. The total transaction was estimated at approximately $37 billion including the assumption of Humana debt, based on the closing price of Aetna common shares on July 2, 2015. The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends (we agreed that our quarterly dividend will not exceed $0.29 per share) and repurchases of our securities (we agreed to suspend our share repurchase program), restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.
On October 19, 2015, our stockholders approved the adoption of the Merger Agreement at a special stockholder meeting. Of the 129,240,721 shares voting at the meeting, more than 99% voted in favor of the adoption of the Merger Agreement, which represented approximately 87% of our total outstanding shares of common stock as of the September 16, 2015 record date. Also on October 19, 2015, the holders of Aetna outstanding shares approved the issuance of Aetna common stock in the Merger at a special meeting of Aetna shareholders.

The transaction is subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) the effectiveness of the registration statement in respect of the Aetna common stock to be issued in the Merger, (iv) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (v) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (vi) material compliance by each party with its covenants in the Merger Agreement, and (vii) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) the Centers for Medicare and Medicaid Services, or CMS, has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. The Merger is currently expected to close in the second half of 2016.
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
2015 Highlights
Consolidated

•
Our 2015 results through September 30, 2015 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. At September 30, 2015, approximately 1,606,100 members, or 58.7%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,301,000 members, or 53.6%, at December 31, 2014 and 1,273,100 members, or 53.0%, at September 30, 2014.

•
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $25 million of transaction costs. In connection with the sale, we recognized a pretax gain, net of transaction costs, of $267 million, or $1.53 per diluted common share in the first half of 2015.

•
During the three and nine months ended September 30, 2015 we recorded transaction costs in connection with the Merger of approximately $11 million, or $0.07 per diluted common share. Certain costs associated with the transaction are not deductible for tax purposes.

•
Excluding the impact of the sale of Concentra and transaction costs associated with the Merger, our pretax results for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 reflect year-over-year improvement in the Group and Healthcare Services segment pretax results and higher investment income, partially offset by a year-over-year decline in Retail segment pretax results as discussed in the detailed segment results discussion that follows.

•
Year-over-year comparisons of the operating cost ratio are impacted by an increase in 2015 of the non-deductible health insurance industry fee mandated by the Health Care Reform Law. Likewise, year-over-year comparisons of the benefit ratio reflect the increase in this fee in the pricing of our products for 2015.

•
Investment income increased $35 million and $60 million from three and nine months ended September 30, 2014, respectively, primarily due to higher realized capital gains in the three and nine months ended September 30, 2015 as a result of the repositioning of our portfolio given recent market volatility and anticipated changes to interest rates. This investment portfolio repositioning is expected to be completed by the end of 2015.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.

•
During the nine months ended September 30, 2015, operating cash flow provided by operations was $531 million as compared to $1.4 billion for the nine months ended September 30, 2014. The decrease in our operating cash flows for the nine months ended September 30, 2015 primarily reflects the effect of significant growth in individual commercial medical and group Medicare Advantage membership in the prior year, lower earnings exclusive of the gain on the sale of Concentra, and changes in the timing of other working capital items related to the growth in our pharmacy business. Prior year cash flows were favorably impacted from the typical pattern of claim payments that lagged premium receipts related to new membership. Individual commercial medical added 614,900 new members in the 2014 period compared to a decline of 27,300 members in the 2015 period. Likewise group Medicare Advantage added 55,800 new members in the 2014 period compared to a decline of 8,400 members in the 2015 period.

•
In 2015, we paid the federal government $867 million for the annual non-deductible health insurance industry fee compared to our payment of $562 million in 2014. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate beginning in 2014. The health insurance industry fee is further described below under the section titled “Health Care Reform.”

•
During the nine months ended September 30, 2015, we repurchased 1.85 million shares in open market transactions for $329 million and paid dividends to stockholders of $129 million. Pursuant to the Merger Agreement, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program due to the Merger Agreement. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015. The Merger does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger consistent with our historical dividend payments. Under the terms of the Merger Agreement, we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger.

Retail

•
On April 6, 2015, CMS announced final 2016 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notice, together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, risk coding modifications, and other funding formula changes, indicate 2016 Medicare Advantage funding increases for us of approximately 0.8% on average. Although the overall rate adjustment is positive, geographic-specific impacts may vary from this average. Accordingly, while we believe in some markets that our members’ benefits may be adversely impacted, we believe we have effectively designed Medicare Advantage products based upon the applicable level of rate changes while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy and Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•
For the three months ended September 30, 2015, our Retail segment pretax income decreased by $21 million, or 6.1%, as compared to the three months ended September 30, 2014. Retail segment pretax income decreased $155 million, or 13.9%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. These declines were primarily due to higher Medicare Advantage and individual commercial medical benefit ratios year-over-year as described further in the results of operations discussion that follows, partially offset by declines in the Retail segment operating cost ratios, Medicare membership growth, and higher investment income year-over-year.

•
Medicare Advantage operating results year-over-year reflect significant growth in membership but were negatively impacted by certain pricing assumptions in our plan designs for 2015, primarily related to lower-than-expected 2015 financial claim recovery levels (included in medical claims reserve development) and lower-than-anticipated reductions in inpatient admissions from our clinical programs. Overall, year-over-year hospital admissions have decreased from 2014. We continue to manage the impact of financial recovery process changes made during 2014.

For 2016, we believe we have largely captured the 2015 medical cost experience in our Medicare plan designs submitted to CMS in June 2015 and expect improvement in our Medicare business for 2016. However, financial recovery process changes and their potential impact on reserve development may negatively affect our anticipated growth in earnings for 2016.

•
Operating results for our individual commercial medical business continue to be challenged primarily due to the volatility related to the start of health insurance exchanges established under the Health Care Reform Law as well as the morbidity of membership served under this relatively new program. The benefit ratios associated with many of our individual commercial medical products, in particular Health Care Reform Law compliant offerings, continue to exceed prior expectations for fiscal year 2015 driven primarily by product designs which attracted a higher-utilizing member base than was assumed when the 2015 plan offerings were priced, in part due to the on-going impact of the transitional policies associated with the program. The transitory nature of the population served has also contributed to the use of emergency room services and nonparticipating providers above priced-for levels. Additionally, on June 30, 2015, CMS issued data with respect to the reinsurance and risk adjustment premium stabilization programs for the 2014 plan year which indicated a meaningfully different risk profile comparison for our membership relative to state averages than had been previously anticipated. This resulted in adjustments to certain of the 3Rs during the nine months ended September 30, 2015.

During 2015, we have taken a number of actions that are anticipated to improve the profitability of the individual commercial medical business in 2016. To address challenges in the business during 2015, we increased premiums for 2016, including the impact of early 2015 claims experience and June 2015 updated risk adjustment data from CMS. In addition, in 2016 we are discontinuing certain products and exiting certain markets, with approximately 100,000 current members expected to be impacted, though approximately 88% of those will have other Humana options from which they can choose in addition to offerings in the open market. Our product discontinuance for 2016 primarily focuses on off-exchange products as well as platinum metal-tier and broad network products both on and off exchange. Offerings to be discontinued in 2016 account for a significant portion of the 2015 pretax losses for the individual commercial medical business. We have also implemented network improvements, enhancements to claims and clinical processes and administrative cost right-sizing. We are continuing to evaluate our participation in the individual commercial medical line of business for 2017.

•
Individual Medicare Advantage membership of 2,737,100 at September 30, 2015 increased 309,200, or 12.7%, from 2,427,900 at December 31, 2014 and increased 334,300 members, or 13.9%, from 2,402,800 at September 30, 2014 reflecting net membership additions, particularly for our Health Maintenance Organization, or HMO, offerings for the 2015 plan year. We expect net growth in individual Medicare Advantage membership in 2016 in line with overall market growth, excluding the loss of approximately 35,000 members from the discontinuance of a product offering in Puerto Rico.

•
Group Medicare Advantage membership of 481,300 at September 30, 2015 decreased 8,400 members, or 1.7%, from 489,700 at December 31, 2014 and decreased 3,600 members, or 0.7%, from 484,900 at September 30, 2014. The decline from December 31, 2014 primarily reflects the loss of a large account. We expect to lose approximately 145,000 group Medicare Advantage members on January 1, 2016 as a large account converts to a private exchange offering.

•
Medicare stand-alone PDP membership of 4,509,600 at September 30, 2015 increased 515,600 members, or 12.9%, from 3,994,000 at December 31, 2014 and increased 568,800 members, or 14.4%, from 3,940,800 at September 30, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2015 plan year.

•
Our state-based Medicaid membership of 368,400 as of September 30, 2015 increased 51,600 members, or 16.3%, from 316,800 at December 31, 2014 and increased 72,100 members, or 24.3%, from 296,300 at September 30, 2014, in each case primarily due to the addition of members under our Florida Medicaid contract.

•
Individual commercial medical membership of 1,120,800 at September 30, 2015 decreased 27,300 members, or 2.4%, from 1,148,100 at December 31, 2014 and decreased 94,200 members, or 7.8%, from 1,215,000 at September 30, 2014 primarily reflecting the loss of approximately 150,000 members due to termination by CMS for lack of proper immigration documentation and/or income status as well as the loss of members subscribing to plans that are not compliant with the Health Care Reform Law. These items were partially offset by an increase in membership in plans that are compliant with the Health Care Reform Law, primarily off-exchange. In addition, the decline from September 30, 2014 reflects the loss of membership in the fourth quarter of 2014 associated with non-payment of premiums. At September 30, 2015, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 814,400 members, an increase of 128,100 members, or 18.7%, from December 31, 2014 and an increase of 86,600 members, or 11.9%, from September 30, 2014.

Group Segment

•
For the three months ended September 30, 2015, our Group segment pretax income of $39 million increased $38 million from the three months ended September 30, 2014. Group segment pretax income increased $61 million, or 34.9%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. These increases were primarily due to improvement in the operating cost ratios partially offset by increases in the benefit ratios as discussed in the results of operations discussion that follows.

•
Membership in HumanaVitality®, our wellness and loyalty rewards program, rose 1.1% to 3,901,100 at September 30, 2015 from 3,856,800 at December 31, 2014 and rose 1.6% from 3,838,800 at September 30, 2014, primarily due to individual Medicare Advantage growth as well as growth in stand-alone sales.

Healthcare Services Segment

•	Year-over-year comparisons of results of operations are impacted by the completion of the sale of Concentra on June 1, 2015.

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $81 million, or 39.9%, and $143 million, or 24.1%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014, respectively. This increase was primarily due to revenue growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership. High levels of Medicare membership growth as well as increased engagement of members in clinical programs, have resulted in higher usage of services across this segment.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. At September 30, 2015, we had approximately 548,000 Medicare Advantage members with complex chronic conditions in the Humana Chronic Care Program, a 30.3% increase compared with approximately 420,700 Medicare Advantage members at December 31, 2014, and an increase of 44.2% compared with approximately 379,900 Medicare Advantage members at September 30, 2014. These increases reflect enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Implementation dates of the Health Care Reform Law began in September 2010 and will continue through 2018, and many aspects of the Health Care Reform Law are already effective and have been implemented by us. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry was $8 billion in 2014 with increasing annual amounts thereafter, growing to $14 billion by 2017, and is not deductible for income tax purposes, which significantly increased our effective income tax rate. Our effective tax rate for the full year 2015 is expected to be approximately 46.5% to 47.5%, including the favorable impact of the sale of Concentra on June 1, 2015. In 2015, we paid the federal government $867 million for the annual health insurance industry fee, a 54.3% increase from $562 million in 2014, primarily reflecting an increase in the total industry fee.

In addition, the Health Care Reform Law expands federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms comes, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in this report.
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
As discussed above, it is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the delayed receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law). On October 1, 2015, we and other industry participants received notification from CMS that 12.6%of risk corridor receivables for the 2014 coverage year would be paid between December 2015 and January 2016 based on expected risk corridor collections under the program for the 2014 coverage year. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home based services as well as clinical programs, to our Retail and Group customers and are described in Note 14 to the condensed consolidated financial statements included in this report.

Comparison of Results of Operations for 2015 and 2014
The following discussion primarily deals with our results of operations for the three months ended September 30, 2015, or the 2015 quarter, the three months ended September 30, 2014, or the 2014 quarter, the nine months ended September 30, 2015, or the 2015 period, and the nine months ended September 30, 2014, or the 2014 period.
Consolidated

	For the three months ended September 30,		Change
	2015	2014	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$11,353	$9,980	$1,373	13.8%
Group	1,628	1,614	14	0.9%
Other Businesses	6	13	(7)	(53.8)%
Total premiums	12,987	11,607	1,380	11.9%
Services:
Retail	1	10	(9)	(90.0)%
Group	171	178	(7)	(3.9)%
Healthcare Services	69	346	(277)	(80.1)%
Other Businesses	5	2	3	150.0%
Total services	246	536	(290)	(54.1)%
Investment income	130	95	35	36.8%
Total revenues	13,363	12,238	1,125	9.2%
Operating expenses:
Benefits	10,896	9,666	1,230	12.7%
Operating costs	1,688	1,898	(210)	(11.1)%
Depreciation and amortization	84	85	(1)	(1.2)%
Total operating expenses	12,668	11,649	1,019	8.7%
Income from operations	695	589	106	18.0%
Gain on sale of business	—	—	—	100.0%
Interest expense	47	38	9	23.7%
Income before income taxes	648	551	97	17.6%
Provision for income taxes	334	261	73	28.0%
Net income	$314	$290	$24	8.3%
Diluted earnings per common share	$2.09	$1.85	$0.24	13.0%
Benefit ratio(a)	83.9%	83.3%		0.6%
Operating cost ratio(b)	12.8%	15.6%		(2.8)%
Effective tax rate	51.5%	47.5%		4.0%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

	For the nine months ended September 30,		Change
	2015	2014	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$34,486	$29,408	$5,078	17.3%
Group	4,936	4,824	112	2.3%
Other Businesses	25	42	(17)	(40.5)%
Total premiums	39,447	34,274	5,173	15.1%
Services:
Retail	7	37	(30)	(81.1)%
Group	514	552	(38)	(6.9)%
Healthcare Services	612	1,023	(411)	(40.2)%
Other Businesses	10	8	2	25.0%
Total services	1,143	1,620	(477)	(29.4)%
Investment income	338	278	60	21.6%
Total revenues	40,928	36,172	4,756	13.1%
Operating expenses:
Benefits	33,153	28,417	4,736	16.7%
Operating costs	5,450	5,518	(68)	(1.2)%
Depreciation and amortization	267	246	21	8.5%
Total operating expenses	38,870	34,181	4,689	13.7%
Income from operations	2,058	1,991	67	3.4%
Gain on sale of business	267	—	267	100.0%
Interest expense	140	108	32	29.6%
Income before income taxes	2,185	1,883	302	16.0%
Provision for income taxes	1,010	881	129	14.6%
Net income	$1,175	$1,002	$173	17.3%
Diluted earnings per common share	$7.77	$6.39	$1.38	21.6%
Benefit ratio(a)	84.0%	82.9%		1.1%
Operating cost ratio(b)	13.4%	15.4%		(2.0)%
Effective tax rate	46.2%	46.8%		(0.6)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $314 million, or $2.09 per diluted common share, in the 2015 quarter compared to $290 million, or $1.85 per diluted common share, in the 2014 quarter. The increase primarily was due to year-over-year improvement in the Group and Healthcare Services segment pretax results and higher investment income, partially offset by a decline in Retail segment pretax results and an increase in the effective tax rate as discussed below. Net income was $1.2 billion, or $7.77 per diluted common share, in the 2015 period compared to $1.0 billion, or $6.39 per diluted common share, in the 2014 period. The completion of the sale of Concentra on June 1, 2015 resulted in an after-tax gain of $1.53 per diluted common share in the first half of 2015. Excluding the impact of the sale of Concentra, the decrease in the 2015 period was primarily due to the same factors impacting the quarter, more than offset by a higher effective tax rate. The 2015 quarter and 2015 period include $11 million, or $0.07 per diluted common share, of transaction costs associated with the Merger, certain of which are not deductible for tax purposes. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2015 quarter and 2015 period reflecting the impact of share repurchases.
Premiums
Consolidated premiums increased $1.4 billion, or 11.9%, from the 2014 quarter to $13.0 billion for the 2015 quarter and increased $5.2 billion, or 15.1%, from the 2014 period to $39.4 billion for the 2015 period reflecting higher premiums in both the Retail and Group segments. These increases are primarily due to average membership growth in the Retail segment and an increase in fully-insured group commercial medical per member premiums in the Group segment. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services revenue
Consolidated services revenue decreased $290 million, or 54.1%, from the 2014 quarter to $246 million for the 2015 quarter and decreased $477 million, or 29.4%, from the 2014 period to $1.1 billion for the 2015 period. These decreases are primarily due to the completion of the sale of Concentra on June 1, 2015 as well as the loss of certain large group ASO accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.
Investment income
Investment income totaled $130 million for the 2015 quarter, increasing $35 million from $95 million for the 2014 quarter. For the 2015 period, investment income totaled $338 million, increasing $60 million from $278 million for the 2014 period. These increases were primarily due to higher realized capital gains in the 2015 quarter and 2015 period as a result of the repositioning of our portfolio given recent market volatility and anticipated changes to interest rates, with higher average invested balances being substantially offset by lower interest rates.
Benefits expense
Consolidated benefits expense was $10.9 billion for the 2015 quarter, an increase of $1.2 billion, or 12.7%, from the 2014 quarter. For the 2015 period, benefits expense was $33.2 billion, an increase of $4.7 billion, or 16.7%, from the 2014 period. These increases are primarily due to an increase in the Retail segment mainly driven by higher average Medicare Advantage membership and individual commercial medical on-exchange and off-exchange membership in plans compliant with the Health Care Reform Law. We experienced favorable medical claims reserve development related to prior fiscal years of $67 million in the 2015 quarter as compared to $94 million in the 2014 quarter. In the 2015 period, we experienced favorable medical claims reserve development related to prior fiscal years of $245 million as compared to $440 million in the 2014 period. The declines in prior-period medical claims reserve development year-over-year primarily were due to Medicare Advantage and individual commercial medical claims development in the Retail segment as discussed further in the segment results of operations discussion that follows.

The consolidated benefit ratio increased 60 basis points to 83.9% for the 2015 quarter compared to 83.3% for the 2014 quarter. The consolidated benefit ratio for the 2015 period was 84.0%, a 110 basis point increase from 82.9% for the 2014 period. These increases are primarily due to increases in the Retail and Group segment ratios as discussed in the segment results of operations discussion that follows. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in the 2015 quarter and 80 basis points in the 2014 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 60 basis points in the 2015 period versus approximately 130 basis points in the 2014 period.
Operating costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $210 million, or 11.1%, during the 2015 quarter compared to the 2014 quarter and decreased $68 million, or 1.2%, during the 2015 period compared to the 2014 period. These declines are primarily due to the completion of the sale of Concentra on June 1, 2015 and administrative cost efficiencies associated with medical membership growth and other discretionary cost reductions, partially offset by increases in costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee. For 2016, we anticipate higher consolidated operating costs as discretionary cost reductions implemented in 2015 are expected to return to normal levels in 2016.
The consolidated operating cost ratio for the 2015 quarter of 12.8%, decreased 280 basis points from the 2014 quarter. The consolidated operating cost ratio for the 2015 period of 13.4%, decreased 200 basis points from the 2014 period. These declines are primarily due to decreases in the operating cost ratios in our Group and Retail segments as well as the completion of the sale of Concentra on June 1, 2015. Concentra carried a higher operating cost ratio than our Group and Retail segments.
Depreciation and amortization
Depreciation and amortization for the 2015 quarter totaled $84 million, compared to $85 million for the 2014 quarter. For the 2015 period, depreciation and amortization totaled $267 million compared to $246 million for the 2014 period reflecting increased capital expenditures.
Interest expense
Interest expense for the 2015 quarter totaled $47 million, compared to $38 million for the 2014 quarter and totaled $140 million for the 2015 period compared to $108 million for the 2014 period, primarily reflecting a higher average long-term debt balance due to the issuance of senior notes in September 2014.
Income Taxes
Our effective tax rate during the 2015 quarter was 51.5% compared to the effective tax rate of 47.5% in the 2014 quarter primarily reflecting an increase in the non-deductible health insurance industry fee from 2014 as well as the impact of non-deductible transaction costs associated with the Merger. For the 2015 period our effective tax rate was 46.2% compared to the effective tax rate of 46.8% for the 2014 period. The tax effect of the sale of Concentra reduced our effective tax rate by approximately 4.6 percentage points for the 2015 period, substantially offset by the same items impacting the three months ended September 30, 2015, as noted above.

Retail Segment

	September 30,		Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,737,100	2,402,800	334,300	13.9%
Group Medicare Advantage	481,300	484,900	(3,600)	(0.7)%
Medicare stand-alone PDP	4,509,600	3,940,800	568,800	14.4%
Total Retail Medicare	7,728,000	6,828,500	899,500	13.2%
Individual commercial (a)	1,120,800	1,215,000	(94,200)	(7.8)%
State-based Medicaid	368,400	296,300	72,100	24.3%
Total Retail medical members	9,217,200	8,339,800	877,400	10.5%
Individual specialty membership (b)	1,187,300	1,219,500	(32,200)	(2.6)%

(a)	Individual commercial medical membership includes Medicare Supplement members.

(b)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$7,316	$6,448	$868	13.5%
Group Medicare Advantage	1,396	1,381	15	1.1%
Medicare stand-alone PDP	927	806	121	15.0%
Total Retail Medicare	9,639	8,635	1,004	11.6%
Individual commercial	1,056	926	130	14.0%
State-based Medicaid	592	352	240	68.2%
Individual specialty	66	67	(1)	(1.5)%
Total premiums	11,353	9,980	1,373	13.8%
Services	1	10	(9)	(90.0)%
Total premiums and services revenue	$11,354	$9,990	$1,364	13.7%
Income before income taxes	$325	$346	$(21)	(6.1)%
Benefit ratio	86.1%	84.9%		1.2%
Operating cost ratio	10.9%	11.6%		(0.7)%

	For the nine months ended September 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$22,183	$19,375	$2,808	14.5%
Group Medicare Advantage	4,188	4,131	57	1.4%
Medicare stand-alone PDP	2,915	2,612	303	11.6%
Total Retail Medicare	29,286	26,118	3,168	12.1%
Individual commercial	3,263	2,363	900	38.1%
State-based Medicaid	1,742	735	1,007	137.0%
Individual specialty	195	192	3	1.6%
Total premiums	34,486	29,408	5,078	17.3%
Services	7	37	(30)	(81.1)%
Total premiums and services revenue	$34,493	$29,445	$5,048	17.1%
Income before income taxes	$960	$1,115	$(155)	(13.9)%
Benefit ratio	86.4%	85.2%		1.2%
Operating cost ratio	10.8%	11.0%		(0.2)%
Pretax Results

•
Retail segment pretax income was $325 million in the 2015 quarter, a decrease of $21 million, or 6.1%, compared to $346 million in the 2014 quarter. Retail segment pretax income was $960 million in the 2015 period, a decrease of $155 million, or 13.9%, compared to $1.1 billion in the 2014 period. These declines were primarily driven by an increase in the benefit ratios in the 2015 quarter and the 2015 period partially offset by declines in the operating cost ratios, Medicare Advantage membership growth, and higher investment income year-over-year.

Enrollment

•
Individual Medicare Advantage membership increased 334,300 members, or 13.9%, from September 30, 2014 to September 30, 2015 reflecting net membership additions, particularly for our HMO offerings, for the 2015 plan year.

•	Group Medicare Advantage membership decreased 3,600, or 0.7%, from September 30, 2014 to September 30, 2015.

•
Medicare stand-alone PDP membership increased 568,800 members, or 14.4%, from September 30, 2014 to September 30, 2015 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2015 plan year.

•
Individual commercial medical membership decreased 94,200 members, or 7.8%, from September 30, 2014 to September 30, 2015 primarily reflecting the loss of approximately 150,000 members due to termination by CMS for lack of proper immigration documentation and/or income status as well as the loss of members subscribing to plans that are not compliant with the Health Care Reform Law. These items were partially offset by an increase in membership in plans that are compliant with the Health Care Reform Law, primarily off-exchange. In addition, this decline reflects the loss of membership in the fourth quarter of 2014 associated with non-payment of premiums.

•
State-based Medicaid membership increased 72,100 members, or 24.3%, from September 30, 2014 to September 30, 2015, primarily driven by the addition of members under our Florida Medicaid contract. State-

based Medicaid membership at September 30, 2015 includes 16,600 dual-eligible demonstration members from state-based contracts compared to 15,100 dual eligible demonstration members at September 30, 2014.

•
Individual specialty membership decreased 32,200 members, or 2.6%, from September 30, 2014 to September 30, 2015, primarily driven by a membership decline in supplemental health and financial protection product offerings.

Premiums

•
Retail segment premiums increased $1.4 billion, or 13.8%, from the 2014 quarter to the 2015 quarter and increased $5.1 billion, or 17.3% from the 2014 period to the 2015 period. These increases are primarily due to membership growth across our individual Medicare Advantage, state-based Medicaid, and Medicare stand-alone PDP lines of business, as well as a heavier percentage of individual commercial medical business in higher premium plans compliant with the Health Care Reform Law. Average Medicare Advantage membership increased 11.5% for the 2015 quarter and 12.1% for the 2015 period as compared to the 2014 quarter and the 2014 period, respectively.

Benefits expense

•
The Retail segment benefit ratio increased 120 basis points from 84.9% in the 2014 quarter to 86.1% in the 2015 quarter and increased 120 basis points from 85.2% in the 2014 period to 86.4% in the 2015 period. These increases primarily reflect higher than expected medical costs as compared to the assumptions used in our pricing, unfavorable year-over-year comparisons of prior-period medical claims reserve development as discussed below, and higher benefit ratios associated with a greater number of members from state-based contracts. In addition, the increase in the 2015 period reflects the impact of the change in estimate for the 2014 net 3Rs receivables. We experienced higher than expected medical costs as compared to the assumptions used in our pricing for 2015 primarily due to lower-than-expected 2015 Medicare Advantage financial claim recovery levels and lower-than-anticipated reductions in inpatient admissions from our clinical programs. In addition, medical claims associated with certain individual commercial medical products, in particular products compliant with the Health Care Reform Law, exceeded the assumptions used when we set pricing for 2015. These items were partially offset by the impact of the increase in the health insurance industry fee included in the pricing of our products. In addition, the 2015 period was favorably impacted by the release of reserves for future policy benefits as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law.

•
The Retail segment’s benefits expense for the 2015 quarter included the beneficial effect of $65 million in favorable prior-period medical claims reserve development versus $83 million in the 2014 quarter. For the 2015 period, the Retail segment's benefits expense included the beneficial effect of $242 million in favorable prior-period medical claims reserve development versus $418 million in the 2014 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 60 basis points in the 2015 quarter versus approximately 80 basis points in the 2014 quarter. Favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 70 basis points in the 2015 period versus approximately 140 basis points in the 2014 period.

•
The year-over-year declines in prior-period medical claims reserve development primarily were due to the impact of lower financial claim recoveries due to financial recovery process changes, such as our gradual implementation during 2014 of inpatient authorization review prior to admission as opposed to post adjudication, as well as higher than expected flu associated claims from the fourth quarter of 2014 and continued volatility in claims associated with individual commercial medical products.

Operating costs

•
The Retail segment operating cost ratio of 10.9% for the 2015 quarter decreased 70 basis points from 11.6% for the 2014 quarter. For the 2015 period, the Retail segment operating cost ratio of 10.8% decreased 20 basis points from the 2014 period. These decreases primarily reflect administrative cost efficiencies associated with medical membership growth in the segment and other discretionary cost reductions, partially offset by the increase in the non-deductible health insurance industry fee. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in the 2015 quarter and 160 basis points in the 2015 period as compared to 120 basis points in each of the 2014 quarter and 2014 period.
Group Segment

	September 30,		Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,167,400	1,212,300	(44,900)	(3.7)%
ASO	709,800	1,111,900	(402,100)	(36.2)%
Military services	3,082,700	3,085,600	(2,900)	(0.1)%
Total group medical members	4,959,900	5,409,800	(449,900)	(8.3)%
Group specialty membership (a)	6,090,700	6,525,300	(434,600)	(6.7)%

(a)
Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,362	$1,335	$27	2.0%
Group specialty	260	274	(14)	(5.1)%
Military services	6	5	1	20.0%
Total premiums	1,628	1,614	14	0.9%
Services	171	178	(7)	(3.9)%
Total premiums and services revenue	$1,799	$1,792	$7	0.4%
Income before income taxes	$39	$1	$38	3,800.0%
Benefit ratio	82.4%	82.0%		0.4%
Operating cost ratio	23.4%	25.8%		(2.4)%

	For the nine months ended September 30,		Change
	2015	2014	Dollars	Percentage
		(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,125	$3,985	$140	3.5%
Group specialty	795	824	(29)	(3.5)%
Military services	16	15	1	6.7%
Total premiums	4,936	4,824	112	2.3%
Services	514	552	(38)	(6.9)%
Total premiums and services revenue	$5,450	$5,376	$74	1.4%
Income before income taxes	$236	$175	$61	34.9%
Benefit ratio	79.2%	77.8%		1.4%
Operating cost ratio	24.0%	26.6%		(2.6)%
Pretax Results

•
Group segment pretax income increased $38 million to $39 million for the 2015 quarter from the 2014 quarter, and increased $61 million, or 34.9%, to $236 million for the 2015 period from the 2014 period primarily reflecting improvement in the operating cost ratios partially offset by increases in the benefit ratios as discussed below.

Enrollment

•	Fully-insured commercial group medical membership decreased 44,900 members, or 3.7%, from September 30, 2014 to September 30, 2015 reflecting lower membership in both large and small group accounts.

•
Group ASO commercial medical membership decreased 402,100 members, or 36.2%, from September 30, 2014 to September 30, 2015 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Group specialty membership decreased 434,600 members, or 6.7%, from September 30, 2014 to September 30, 2015 primarily due to the loss of certain fully-insured group medical accounts that also had specialty coverage.

Premiums

•
Group segment premiums increased $14 million, or 0.9%, to $1.6 billion for the 2015 quarter from the 2014 quarter and increased $112 million, or 2.3%, to $4.9 billion for the 2015 period from the 2014 period primarily due to an increase in fully-insured commercial medical per member premiums partially offset by a net decline in fully-insured commercial medical membership.

Services

•
Group segment services revenue decreased $7 million, or 3.9%, to $171 million for the 2015 quarter from the 2014 quarter and decreased $38 million, or 6.9%, to $514 million for the 2015 period from the 2014 period primarily due to a decline in group ASO commercial medical membership.

Benefits expense

•
The Group segment benefit ratio increased 40 basis points from 82.0% in the 2014 quarter to 82.4% in the 2015 quarter primarily due to lower favorable prior-period medical claims reserve development year-over-year. The Group segment benefit ratio increased 140 basis points from 77.8% in the 2014 period to 79.2% in the 2015 period, primarily reflecting the impact of higher specialty drug costs, net of rebates, as well as higher outpatient costs and lower prior-period medical claims reserve development, partially offset by an increase in the non-deductible health insurance industry fee included in the pricing of our products.

•
The Group segment’s benefits expense included the beneficial effect of favorable prior-period medical claims reserve development of $3 million in the 2015 quarter versus $9 million in the 2014 quarter. This favorable prior-period medical claims reserve development decreased the Group segment benefit ratio by approximately 20 basis points the 2015 quarter and 60 basis points in the 2014 quarter. The Group segment’s benefits expense included the beneficial effect of favorable prior-period medical claims reserve development of $2 million in the 2015 period versus $22 million in the 2014 period. The favorable prior-period medical claims reserve development had a minimal impact on the Group segment benefit ratio in the 2015 period and decreased the Group Segment benefit ratio by 50 basis points in the 2014 period. The year-over-year decline in favorable prior-period medical claims reserve development primarily was due to a relatively small number of higher severity claims in the 2015 period associated with prior periods.

Operating costs

•
The Group segment operating cost ratio of 23.4% for the 2015 quarter decreased 240 basis points from 25.8% for the 2014 quarter. For the 2015 period, the Group segment operating cost ratio of 24.0% decreased 260 basis points from 26.6% for the 2014 period. The declines primarily reflect a decline in our group ASO commercial medical membership which carries a higher operating cost ratio than our fully-insured commercial medical membership, as well as operating cost efficiencies associated with our fully-insured business as a result of our cost reduction initiatives. These decreases were partially offset by the impact of an increase in the non-deductible health insurance industry fee. The non-deductible health insurance industry fee impacted the operating cost ratio by 140 basis points in each of the 2015 quarter and 2015 period and 100 basis points in each of the 2014 quarter and 2014 period.

Healthcare Services Segment

	For the three months ended September 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$27	$291	$(264)	(90.7)%
Home based services	34	29	5	17.2%
Pharmacy solutions	8	26	(18)	(69.2)%
Total services revenues	69	346	(277)	(80.1)%
Intersegment revenues:
Pharmacy solutions	5,221	4,347	874	20.1%
Provider services	401	292	109	37.3%
Home based services	229	155	74	47.7%
Clinical programs	53	53	—	—%
Total intersegment revenues	5,904	4,847	1,057	21.8%
Total services and intersegment revenues	$5,973	$5,193	$780	15.0%
Income before income taxes	$284	$203	$81	39.9%
Operating cost ratio	94.7%	95.4%		(0.7)%

	For the nine months ended September 30,		Change
	2015	2014	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$491	$874	$(383)	(43.8)%
Home based services	99	77	22	28.6%
Pharmacy solutions	22	72	(50)	(69.4)%
Total services revenues	612	1,023	(411)	(40.2)%
Intersegment revenues:
Pharmacy solutions	15,258	12,408	2,850	23.0%
Provider services	1,168	863	305	35.3%
Home based services	637	411	226	55.0%
Clinical Programs	152	154	(2)	(1.3)%
Total intersegment revenues	17,215	13,836	3,379	24.4%
Total services and intersegment revenues	$17,827	$14,859	$2,968	20.0%
Income before income taxes	$737	$594	$143	24.1%
Operating cost ratio	95.2%	95.3%		(0.1)%

Pretax results

•
Healthcare Services segment pretax income of $284 million for the 2015 quarter increased $81 million, or 39.9%, from the 2014 quarter. For the 2015 period, the Healthcare Services segment pretax income of $737 million increased $143 million, or 24.1%, from $594 million for the 2014 period. These increases are primarily due to revenue growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

Script Volume

•
Humana Pharmacy Solutions® script volumes for Retail and Group segment membership increased to approximately 100.6 million in the 2015 quarter, up 20.5% versus scripts of approximately 83.5 million in the 2014 quarter. For the 2015 period, script volumes for Retail and Group segment membership increased to approximately 295.1 million, up 21.1% versus scripts of approximately 243.7 million in the 2014 period. These increases primarily reflect growth associated with higher average medical membership for the 2015 quarter and 2015 period than in the 2014 quarter and 2014 period.

Services revenues

•
Services revenues decreased $277 million, or 80.1%, from the 2014 quarter to $69 million for the 2015 quarter and decreased $411 million, or 40.2%, from the 2014 period to $612 million for the 2015 period primarily due to the completion of the sale of Concentra on June 1, 2015.

Intersegment revenues

•
Intersegment revenues increased $1.1 billion, or 21.8%, from the 2014 quarter to $5.9 billion for the 2015 quarter and increased $3.4 billion, or 24.4%, from the 2014 period to $17.2 billion for the 2015 period primarily due to growth in our Medicare membership which resulted in higher utilization of our Healthcare Services segment businesses.

Operating costs

•
The Healthcare Services segment operating cost ratio of 94.7% for the 2015 quarter decreased 70 basis points from the 2014 quarter. For the 2015 period, the Healthcare Services segment operating cost ratio decreased 10 basis points from the 2014 period to 95.2%. These declines primarily reflect increased profitability in our pharmacy business. Improving operating performance in the pharmacy business was primarily driven by lower cost of goods associated with increased purchasing scale, lower costs to fill and improvements in technology leading to higher efficiencies year-over-year.

Liquidity
The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Aetna’s prior written consent. Historically, our primary sources of cash have included receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities, borrowings, and proceeds from sales of businesses. Our primary uses of cash historically have included disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items including premiums receivable, benefits payable, and other receivables and payables. Our cash flows are impacted by the timing of payments to and receipts from CMS associated with Medicare Part D subsidies for which we do not assume risk. The use of operating cash flows may be limited by regulatory requirements of state departments of insurance (or comparable state regulators) which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. On June 30, 2015 we received notification from CMS of risk adjustment and reinsurance settlement amounts for 2014. During the three months ended September 30, 2015, we collected $345 million net for risk adjustment and reinsurance recoverable settlements associated with the 2014 coverage year. On October 1, 2015, we and other industry participants received notification from CMS that 12.6% of risk corridor receivables for the 2014 coverage year would be paid between December 2015 and January 2016 based on expected risk corridor collections under the program for the 2014 coverage year. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. The remaining net receivable balance associated with the 3Rs was approximately $808 million at September 30, 2015, including $291 million related to the 2014 coverage year, and $679 million at December 31, 2014. We expect to collect the remaining reinsurance recoverable and risk adjustment receivables for the 2014 coverage year of approximately $50 million in the aggregate in the fourth quarter of 2015. In addition, we expect to collect $31 million of our risk corridor receivables for the 2014 coverage year between December 2015 and January 2016 as indicated above. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2014 Form 10-K.

Cash and cash equivalents decreased to approximately $1.6 billion at September 30, 2015 from $1.9 billion at December 31, 2014. The change in cash and cash equivalents for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	2015	2014
	(in millions)
Net cash provided by operating activities	$531	$1,425
Net cash provided by (used in) investing activities	617	(368)
Net cash (used in) provided by financing activities	(1,486)	510
(Decrease) increase in cash and cash equivalents	$(338)	$1,567
Cash Flow from Operating Activities
The decrease in operating cash flows from the 2014 period to the 2015 period primarily reflects the effect of significant growth in individual commercial medical and group Medicare Advantage membership in the prior year, lower earnings exclusive of the gain on the sale of Concentra, and changes in the timing of other working capital items related to the growth in our pharmacy business. Prior year cash flows were favorably impacted from the typical pattern of claim payments that lagged premium receipts related to new membership. Individual commercial medical added 614,900 new members in the 2014 period compared to a decline of 27,300 members in the 2015 period. Likewise group Medicare Advantage added 55,800 new members in the 2014 period compared to a decline of 8,400 members in the 2015 period.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	2015 Period Change	2014 Period Change
	(in millions)
IBNR (1)	$3,667	$3,254	$413	$826
Reported claims in process (2)	576	475	101	95
Other benefits payable (3)	679	746	(67)	(138)
Total benefits payable	$4,922	$4,475	$447	$783

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
The increase in benefits payable from December 31, 2014 to September 30, 2015 and from December 31, 2013 to September 30, 2014 largely was due to an increase in IBNR. IBNR increased during the 2015 period primarily as a result of individual Medicare Advantage membership growth while the 2014 period also saw, in addition to individual

Medicare Advantage membership growth, significant growth in individual commercial medical and group Medicare Advantage membership. An increase in the amount of processed but unpaid claims, including amounts due to our pharmacy benefit administrator, which fluctuate due to month-end cutoff, also contributed to the benefits payable increase in both periods. These increases were partially offset by a decrease in amounts owed to providers under capitated and risk sharing arrangements in both the 2015 period and 2014 period primarily related to disbursement of a portion of our Medicare risk adjustment collections under our contractual obligations associated with risk sharing arrangements. As discussed previously, our cash flows are impacted by changes in enrollment. In the 2014 period (the first period plans compliant with the Health Care Reform Law were effective), membership in new fully-insured individual commercial medical plans compliant with the Health Care Reform Law grew as compared with a decline in membership in these plans in the 2015 period. Similarly, growth in group Medicare Advantage membership in the 2014 period favorably impacted the 2014 period change while a decline in group Medicare Advantage membership in the 2015 period negatively impacted the 2015 period change.
The detail of total net receivables was as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	2015 Period Change	2014 Period Change
	(in millions)
Medicare	$584	$664	$(80)	$(7)
Commercial and other	430	381	49	94
Military services	76	106	(30)	(16)
Allowance for doubtful accounts	(104)	(98)	(6)	(17)
Total net receivables	$986	$1,053	(67)	54
Reconciliation to cash flow statement:
Change in receivables held-for-sale and disposition of receivables from sale of business			11	14
Change in receivables per cash flow statement resulting in cash from operations			$(56)	$68
The changes in Medicare receivables for both the 2015 period and the 2014 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the final and mid-year settlements with CMS in July and August, respectively.
The changes in commercial and other receivables primarily reflect the timing of accruals and related collections associated with fully-insured commercial medical membership, including the commercial risk adjustment provisions of the Health Care Reform Law, as well as Medicaid receivables.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. The net receivable balance associated with the 3Rs was approximately $808 million at September 30, 2015 and $679 million at December 31, 2014, including certain amounts recorded in receivables in the table above. In 2015, we paid the federal government $867 million for the annual health insurance industry fee, including $777 million paid in September 2015 and $90 million paid on October 1, 2015, as compared to our payment of $562 million in 2014.
Cash Flow from Investing Activities
In the 2015 period, we completed the sale of Concentra for approximately $1,055 million in cash, excluding approximately $25 million of transaction costs.

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $16 million in the 2015 period and $76 million in the 2014 period.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $384 million in the 2015 period and $361 million in the 2014 period reflecting increased spending associated with growth in our provider services and pharmacy businesses in our Healthcare Services segment. Excluding acquisitions, we expect total capital expenditures in 2015 within a range of approximately $475 million to $525 million compared to total capital expenditures of $528 million for full year 2014.
Cash Flow from Financing Activities
Claims payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $1.0 billion during the 2015 period and $761 million during the 2014 period. Our net receivable for CMS subsidies and brand name prescription drug discounts was $2.7 billion at September 30, 2015 compared to $1.5 billion at September 30, 2014 and $1.7 billion at December 31, 2014. Refer to Note 6 to the condensed consolidated financial statements included in this report. On October 30, 2015, we collected approximately $1.6 billion for Medicare Part D reinsurance and low-income cost subsidies upon settlement with CMS for the 2014 plan year.
Under our administrative services only TRICARE South Region contract, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $7 million during the 2015 period. In the 2014 period, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $11 million.
Receipts from the Department of Health and Human Services, or HHS, associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $48 million higher than claims payments during the 2015 period and $29 million higher than claims payments during the 2014 period.
We repurchased 1.9 million shares for $329 million in the 2015 period and 1.9 million shares for $230 million in the 2014 period under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $51 million in the 2015 period and $40 million in the 2014 period.
Net proceeds from the issuance of commercial paper were $11 million in the 2015 period and the maximum principal amount outstanding at any one time during the nine months ended September 30, 2015 was $320 million. We entered into the commercial paper program in October 2014. Accordingly, there were no commercial paper borrowings during the 2014 period.
In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem our $500 million 6.45% senior unsecured notes in October 2014.
We paid dividends to stockholders of $129 million during both the 2015 period and the 2014 period, as discussed further below.

Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2014 and 2015 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
The Merger discussed in Note 1 to the condensed consolidated financial statements included in this report does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger consistent with our historical dividend payments. Under the terms of the Merger Agreement, we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. In addition, under the terms of the Merger Agreement, we have agreed with Aetna to coordinate the declaration and payment of dividends so that our stockholders do not fail to receive a quarterly dividend around the time of the closing of the Merger.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Pursuant to the Merger Agreement, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program due to the Merger Agreement. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015.
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
Excluding the 0.36 million shares received in March 2015 upon settlement of our ASR Agreement for which no cash was paid during the period, share repurchases were as follows during the 2015 period and the 2014 period:

		Nine months ended September 30,
		2015		2014
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
September 2014	$2,000	1.85	$329	0.27	$35
April 2014	1,000	—	—	1.50	184
April 2013	1,000	—	—	0.10	11
Total repurchases		1.85	$329	1.87	$230
In connection with employee stock plans, we acquired 0.3 million common shares for $51 million and 0.4 million common shares for $40 million during the 2015 period and 2014 period, respectively, which amounts are not included in the table above.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.4 billion at September 30, 2015 and a maximum leverage ratio of 3.0. We are in compliance with the financial covenants, with actual net worth of $10.4 billion and an actual leverage ratio of 1.2, as measured in accordance with the credit agreement as of September 30, 2015. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At September 30, 2015, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $1 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of September 30, 2015, we had $999 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2015 was $320 million. There were outstanding borrowings of $11 million at September 30, 2015. There were no outstanding borrowings at December 31, 2014.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2015 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.0 billion at September 30, 2015 compared to $1.4 billion at December 31, 2014. This decrease primarily reflects funding of subsidiary working capital requirements, common stock repurchases, capital expenditures, and payment of stockholder dividends partially offset by proceeds from the sale of Concentra on June 1, 2015 and subsidiary dividends to the parent company. Statutory accounting for the health insurance industry fee requires us to restrict surplus in the year preceding payment. Therefore, in addition to recording the full-year 2015 assessment in the first quarter of 2015, we are required to restrict surplus for the 2016 assessment ratably in 2015. In 2015, we paid the federal government $867 million for the annual health insurance industry fee.

On November 5, 2015, the National Association of Insurance Commissioners, or NAIC, issued statutory accounting guidance for receivables associated with the risk corridor provisions under the Health Care Reform Law, which requires the receivables to be excluded from subsidiary surplus. This accounting will require additional capital contributions into certain subsidiaries. This statutory accounting guidance does not affect our financial statements prepared in accordance with generally accepted accounting principles, under which we have recorded a receivable for risk corridor amounts due to us as an obligation of the United States Government under the Health Care Reform Law. At September 30, 2015, our gross risk corridor receivable for the 2014 and 2015 coverage years in the aggregate was $448 million.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2015, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $5.5 billion, which exceeded aggregate minimum regulatory requirements of $4.3 billion. The amount of dividends paid to our parent company was approximately $463 million during the nine months ended September 30, 2015 compared to $927 million during the nine months ended September 30, 2014. The year-over-year decline in dividends to the parent company from the subsidiaries is primarily driven by lower operating results in health plan subsidiaries, including the impact of recording the significantly higher full-year 2015 annual health insurance industry fee in the first quarter of 2015, as required by state regulators. As discussed previously, we paid the federal government $867 million for the annual health insurance industry fee in 2015, a 54.3% increase from $562 million in 2014. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at September 30, 2015. Our net unrealized position decreased $250 million from a net unrealized gain position of $475 million at December 31, 2014 to a net unrealized gain position of $225 million at September 30, 2015. At September 30, 2015, we had gross unrealized losses of $83 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the three and nine months ended September 30, 2015. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.3 years as of September 30, 2015 and 4.1 years as of December 31, 2014. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $460 million.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2015.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 25 of this Form 10-Q.
Item 1A.    Risk Factors
Except as set forth below, there have been no changes to the risk factors included in our 2014 Form 10-K:
Risks Relating to the Proposed Merger with Aetna
The merger with Aetna is subject to various closing conditions, including governmental and regulatory approvals as well as other uncertainties and there can be no assurances as to whether and when it may be completed.
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
On October 19, 2015, at separate meetings, our stockholders approved the adoption of the Merger Agreement, and Aetna’s shareholders approved the issuance of Aetna common stock in the Merger. Consummation of the Merger remains subject to other customary closing conditions, however, a number of which are not within our or Aetna’s control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) the effectiveness of the registration statement in respect of the Aetna common stock to be issued in the Merger, (iv) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (v) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (vi) material compliance by each party with its covenants in the Merger Agreement, and (vii) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) the Centers for Medicare and Medicaid Services, or CMS, has not imposed any sanctions with respect to our Medicare Advantage business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and its subsidiaries, taken as a whole. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.
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

The Merger Agreement prohibits us from pursuing alternative transactions to the proposed Merger.
Following the receipt of approval by our stockholders and Aetna's shareholders (with respect to the Aetna stock to be issued in the transaction) on October 19, 2015, the Merger Agreement is binding on the parties, subject to customary closing conditions. The Merger Agreement prohibits us from initiating, soliciting, knowingly encouraging, knowingly facilitating or entering into discussions or negotiations with any third party regarding alternative acquisition proposals. This provision prevents us from affirmatively seeking offers from other possible acquirers that may be superior to the pending Merger. We do not have the ability to terminate the Merger Agreement in order to accept a superior proposal since our stockholders have voted to approve the adoption of the Merger Agreement.
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
The fourth bullet under the risk factor entitled, “As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs,” is amended as follows (underlined):
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

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits currently being conducted on 2011 premium payments in which two of our Medicare Advantage plans are being audited. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. We were notified on September 15, 2015, that five of our Medicare Advantage contracts have been selected for audit for contract year 2012.
Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For-Service business which we used to represent a proxy of the FFS Adjuster which has not yet been released. We based our accrual of estimated audit settlements for each contract year on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. However, as indicated, we are awaiting additional guidance from CMS regarding the FFS Adjuster. Accordingly, we cannot determine whether such RADV audits will have a material adverse effect on our results of operations, financial position, or cash flows.
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
The risk factor entitled, “Our participation in the new federal and state health insurance exchanges, which entail uncertainties associated with mix, volume of business and the operation of premium stabilization programs, which are subject to federal administrative action, could adversely affect our results of operations, financial position, and cash flows,” is amended as follows (underlined):
The Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. On October 1, 2015, we and other industry participants received notification from CMS that 12.6% of risk corridor receivables for the 2014 coverage year would be paid between December 2015 and January 2016 based on expected risk corridor collections under the program for the 2014 coverage year. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law may have an adverse effect on our pool of participants in the health insurance exchange. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2015	—	$—	—	$—
August 2015	—	—	—	—
September 2015	—	—	—	—
Total	—	$—	—

(1)
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with a current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015. Pursuant to the Merger Agreement, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program due to the Merger Agreement.

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

101
The following materials from Humana Inc.'s Quarterly Report of Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

* Exhibit 10.1 is a compensatory plan or management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 6, 2015	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)