Form 10-K
period 2015-12-31
HUMANA INC
filed 2016-02-18
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer   ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2015 was $28,626,230,036 calculated using the average price on June 30, 2015 of $193.67.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2016 was 148,303,389.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 21, 2016.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

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
PART I

ITEM 1. BUSINESS

General
Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is a leading health and well-being company focused on making it easy for people to achieve their best health with clinical excellence through coordinated care. Our strategy integrates care delivery, the member experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country. As of December 31, 2015, we had approximately 14.2 million members in our medical benefit plans, as well as approximately 7.2 million members in our specialty products. During 2015, 73% of our total premiums and services revenue were derived from contracts with the federal government, including 14% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 587,400 members as of December 31, 2015.
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
This Annual Report on Form 10-K, or 2015 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2015 Form 10-K for a description of a number of factors that may adversely affect our results or business.
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we will merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. Under the terms of the Merger Agreement, at the closing of the Merger, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash. The total transaction was estimated at approximately $37 billion including the assumption of Humana debt, based on the closing price of Aetna common shares on July 2, 2015. The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends (we agreed that our quarterly dividend will not exceed $0.29 per share) and repurchases of our securities (we agreed to suspend our share repurchase program), restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.
On October 19, 2015, our stockholders approved the adoption of the Merger Agreement at a special stockholder meeting. Also on October 19, 2015, the holders of Aetna outstanding shares approved the issuance of Aetna common stock in the Merger at a special meeting of Aetna shareholders.
The Merger is subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (iv) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (v) material compliance by each party with its covenants in the Merger Agreement, and (vi) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) CMS has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. The Merger is currently expected to close in the second half of 2016.
Health Care Reform
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year industry wide commercial reinsurance fee. The Health Care Reform Law is discussed more fully in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Care Reform” in this 2015 Form 10-K.
Business Segments
On January 1, 2015, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and renamed our Employer Group segment to the Group segment. Our three reportable segments remain Retail, Group, and Healthcare Services. The more significant realignments included reclassifying Medicare benefits offered to groups to the Retail segment from the Group segment, bringing all of our Medicare offerings, which are now managed collectively, together in one segment, recognizing that in some instances we market directly to individuals that are part of a group Medicare account. In addition, we realigned our military services business, primarily consisting of our TRICARE South Region contract previously included in the Other Businesses category, to our Group segment as we consider this contract with the government to be a group account. Prior period segment financial information has been recast to conform to the 2015 presentation. See Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data in this 2015 Form 10-K for segment financial information.

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
Our Products
Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, generally require a referral from the member’s primary care provider before seeing certain specialty physicians. Preferred provider organizations, or PPOs, provide members the freedom to choose a health care provider without requiring a referral. However PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy solutions, provider, home based, and clinical programs, as well as services and capabilities to advance population health. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Three core elements of the model are to improve the consumer experience by simplifying the interaction with us, engaging members in clinical programs, and offering assistance to providers in transitioning from a fee-for-service to a value-based arrangement. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.
Our Retail Segment Products
This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2015:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$29,526	54.9%
Group Medicare Advantage	5,588	10.4%
Medicare stand-alone PDP	3,846	7.1%
Total Medicare	38,960	72.4%
Individual commercial	4,243	7.9%
State-based Medicaid	2,341	4.3%
Individual specialty	261	0.5%
Total premiums	45,805	85.1%
Services	9	—%
Total premiums and services revenue	$45,814	85.1%

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
At December 31, 2015, we provided health insurance coverage under CMS contracts to approximately 2,753,400 individual Medicare Advantage members, including approximately 587,400 members in Florida. These Florida contracts accounted for premiums revenue of approximately $7.8 billion, which represented approximately 26.3% of our individual Medicare Advantage premiums revenue, or 14.5% of our consolidated premiums and services revenue for the year ended December 31, 2015.
Our HMO, PPO, and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2016, and all of our product offerings filed with CMS for 2016 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Medicare Part D Provisions.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2016, and all of our product offerings filed with CMS for 2016 have been approved.
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

State-based Medicaid Contracts
Our state-based contracts allow us to serve members enrolled in state-based Medicaid programs including Temporary Assistance to Needy Families, or TANF, Long-Term Support Services, or LTSS, and dual eligible demonstration programs. TANF is a state and federally funded program that provides cash assistance and supportive services to assist families with children under age 18, helping them achieve economic self-sufficiency. LTSS is a state and federally funded program that offers states a broad and flexible set of program design options and refers to the delivery of long-term support services for our members who receive home and community or institution-based services for long-term care. Our American Eldercare Inc., or American Eldercare, acquisition in 2013 expanded our LTSS footprint in Florida. Our contracts are generally for three to five year terms.
Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. The dual eligible population represents a disproportionate share of Medicaid and Medicare costs. There were approximately 10.2 million dual eligible individuals in the United States in 2015, trending upward due to Medicaid eligibility expansions and individuals aging into the Medicare program. Since the enactment of the Health Care Reform Law, states are pursuing stand-alone dual eligible CMS demonstration programs in which Medicare, Medicaid, and LTSS benefits are more tightly integrated. Eligibility for participation in these stand-alone dual eligible demonstration programs may require state-based contractual relationships in existing Medicaid programs.
We have contracts to serve Medicaid eligible members in Florida under the TANF and LTSS programs. Our contracts in Virginia and Illinois serve members under each state’s stand-alone dual eligible demonstration program. In addition, in Illinois we have an Integrated Care Program, or ICP, Medicaid contract. Our Kentucky Medicaid contract is subject to a 100% coinsurance contract with CareSource Management Group Company, ceding all the risk to CareSource.
In addition to the dual eligible members we serve under the Virginia and Illinois demonstration program, we serve other dual eligible members enrolled in our Medicare Advantage and stand-alone prescription drug plans. As of December 31, 2015, we served approximately 440,000 dual eligible members in our Medicare Advantage plans and approximately 1,070,000 dual eligible members in our stand-alone prescription drug plans.
Individual Commercial Coverage
Our individual health plans are marketed under the HumanaOne® brand. We offer products both on and off of the public exchange. We offer products on exchanges where we can achieve an affordable cost of care, including HMO offerings and select networks in most markets. Our off-exchange products are primarily PPO and POS offerings, including plans issued prior to 2014 that were previously underwritten. Policies issued prior to the enactment of the Health Care Reform Law on March 23, 2010 are grandfathered policies. Grandfathered policies are exempt from most of the requirements of the Health Care Reform Law, including mandated benefits. However, our grandfathered plans include provisions that guarantee renewal of coverage for as long as the plan is continued and the individual chooses to renew. Policies issued between March 23, 2010 and December 31, 2013 are required to conform to the Health Care Reform Law, including mandated benefits, upon renewal at various transition dates between 2016 and 2017 depending on the state.
Prior to 2014, our HumanaOne® plans primarily were offered as PPO plans where we could generally underwrite risk and utilize our existing networks and distribution channels.
Rewards-based wellness programs are included with many individual products. We also offer optional benefits such as dental, vision, life, and a portfolio of financial protection products.

Group Segment Products
This segment is comprised of products sold to employer groups including medical and supplemental benefit plans as well as health and wellness products as described in the discussion that follows. The following table presents our premiums and services revenue for the Group segment by product for the year ended December 31, 2015:

	Group Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
External Revenue:
Premiums:
Fully-insured commercial group	$5,493	10.2%
Group specialty	1,055	2.0%
Military services	21	—%
Total premiums	6,569	12.2%
Services	698	1.3%
Total premiums and services revenue	$7,267	13.5%
Intersegment services revenue:
Wellness	$93	n/a
Total intersegment services revenue	$93
n/a – not applicable
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
Our Healthcare Services Segment Products
The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment is comprised of stand-alone businesses that offer services including pharmacy solutions, provider services, home based services, clinical programs, and predictive modeling and informatics services to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2015:

	Healthcare Services Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$20,551	n/a
Provider services	1,291	n/a
Home based services	875	n/a
Clinical programs	203	n/a
Total intersegment revenue	$22,920
External services revenue:
Provider services	$515	0.9%
Home based services	140	0.3%
Pharmacy solutions	30	0.1%
Total external services revenue	$685	1.3%
n/a – not applicable
Pharmacy solutions
Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand, generic, and specialty drugs and diabetic supplies through Humana Pharmacy, Inc., as well as research services.

Provider services
We operate full-service, multi-specialty medical centers, primarily in Florida, staffed by primary care providers and medical specialists practicing cardiology, endocrinology, geriatric medicine, internal medicine, ophthalmology, neurology, and podiatry.
We also operate Transcend, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries primarily in Florida, Arkansas, Alabama and Kansas. Transcend provides resources in care coordination, financial risk management, clinical integration and patient engagement that help physicians improve the patient experience as well as care outcomes. Transcend collaborates with physicians, medical groups and integrated delivery systems to successfully transition to value-based care by engaging, partnering and offering practical services and solutions. Transcend represents a key component of our integrated care delivery model which we believe is scalable to new markets. In addition, we own a noncontrolling equity interest in MCCI Holdings, LLC, a privately held MSO headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida, Texas and Georgia.
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We believe that technology represents a significant opportunity in health care that positively impacts our members. Our Transcend Insights business focuses on population health and wellness capabilities across the sector and serves health care systems, physicians and care teams by leveraging actionable data to help improve patient care. We help care teams and patients transition from a reactive approach to care to one that proactively promotes health and long-term wellness. We have enhanced our health information technology capabilities enabling us to create a more complete view of an individual’s health, designed to connect, coordinate and simplify health care while reducing costs. These capabilities include our health care analytics engine, which reviews billions of clinical data points on millions of patients each day to provide members, providers, and payers real-time clinical insights to identify evidence-based gaps-in-care, drug safety alerts and other critical health concerns to improve outcomes. Additionally, our technology connects Humana and disparate electronic health record systems to enable the exchange of essential health information in real-time to provide physicians and care teams with a single, comprehensive patient view.
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, that delivered occupational medicine, urgent care, physical therapy, and wellness services to employees and the general public through its operation of medical centers and worksite medical facilities.
Home based services
Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs. Home based services include the operations of Humana At Home, Inc., or Humana At Home®. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies, such as Florida, with a high concentration of members living with multiple chronic conditions. The clinical support and care provided by Humana At Home® is designed to improve health outcomes and result in a higher number of days members can spend at their homes instead of in an acute care facility. To that end, we have accelerated our process for identifying and reaching out to members in need of clinical intervention. At December 31, 2015, we enrolled approximately 590,300 members with complex chronic conditions in the Humana Chronic Care Program, a 40.3% increase compared with approximately 420,700 members at December 31, 2014, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.
Clinical programs
We are committed to the integrated physical and mental health of our members. Accordingly, we take a holistic approach to healthcare, offering care management, behavioral health services and wellness programs.

Our care management programs take full advantage of the population health, wellness and clinical applications offered by Transcend Insights and CareHub, our clinical management tool used by providers and care managers across the company to help our members achieve their best health, to offer various levels of support, matching the intensity of the support to the needs of members with ongoing health challenges through telephonic and onsite programs. These programs include Personal Nurse, chronic condition management, and case management as well as programs supporting maternity, cancer, neonatal intensive care unit, and transplant services.
In addition, we focus on the behavioral aspects of a members' health such as managing stress and work/life balance. Humana Behavioral Health takes a holistic, mind-and-body approach to behavioral healthcare to address the whole person, encouraging faster recovery and improving clinical outcomes while reducing costs for both the member and employer.
Other Businesses
Other Businesses primarily includes our closed block of long-term care insurance policies described below. Total premiums and services revenue for our Other Businesses was $49 million, or 0.1% of consolidated premiums and services revenue for the year ended December 31, 2015.
We have a non-strategic closed block of approximately 31,800 long-term care insurance policies associated with our acquisition of KMG America Corporation in 2007. Long-term care insurance policies are intended to protect the insured from the cost of long-term care services including those provided by nursing homes, assisted living facilities, and adult day care as well as home health care services. No new policies have been written since 2005 under this closed block.
Membership
The following table summarizes our total medical membership at December 31, 2015, by market and product:

	Retail Segment					Group Segment
	(in thousands)
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Individual Commercial	State- based contracts	Fully- insured commercial Group	ASO	Military services	Other Businesses	Total	Percent of Total
Florida	587.4	19.9	320.5	288.4	351.9	168.4	33.8	—	—	1,770.3	12.5%
Texas	215.6	68.8	281.4	163.8	—	217.3	107.2	—	—	1,054.1	7.4%
Georgia	105.2	2.5	115.0	270.2	—	155.3	18.6	—	—	666.8	4.7%
Kentucky	69.9	56.1	203.8	17.6	—	109.3	195.5	—	—	652.2	4.6%
Ohio	105.8	155.6	143.5	20.8	—	46.3	70.1	—	—	542.1	3.8%
California	64.9	0.1	420.7	13.3	—	—	—	—	—	499.0	3.5%
Illinois	81.7	20.8	154.1	11.3	12.0	82.4	95.0	—	—	457.3	3.2%
Missouri/Kansas	100.6	3.4	202.0	18.7	—	52.9	9.4	—	—	387.0	2.7%
Tennessee	139.8	2.0	97.5	26.5	—	47.0	34.9	—	—	347.7	2.5%
Wisconsin	63.2	10.1	95.8	8.5	—	84.2	80.1	—	—	341.9	2.4%
Louisiana	147.2	10.9	54.4	20.6	—	67.9	31.7	—	—	332.7	2.3%
North Carolina	129.4	37.2	158.4	5.6	—	—	—	—	—	330.6	2.3%
Indiana	88.1	3.7	120.2	12.1	—	22.4	17.2	—	—	263.7	1.9%
Virginia	111.2	5.5	125.5	8.9	9.8	—	—	—	—	260.9	1.8%
Michigan	48.8	14.1	135.8	19.4	—	6.5	0.5	—	—	225.1	1.6%
Colorado	35.2	5.5	83.3	22.7	—	24.8	1.1	—	—	172.6	1.2%
Arizona	57.8	1.2	75.3	8.4	—	28.4	1.2	—	—	172.3	1.2%
Military services	—	—	—	—	—	—	—	3,074.4	—	3,074.4	21.6%
Others	601.6	66.7	1,770.7	120.9	—	65.2	14.4	—	32.6	2,672.1	18.8%
Totals	2,753.4	484.1	4,557.9	1,057.7	373.7	1,178.3	710.7	3,074.4	32.6	14,222.8	100.0%

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
At December 31, 2015, approximately 1,100,000 members, or 7.7% of our medical membership, were covered under risk-based contracts, including 863,000 individual Medicare Advantage members, or 31.3% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and monitor the financial performance and solvency of our capitated providers. However, we delegated claim processing functions under capitation arrangements covering approximately 196,600 HMO members, including 172,000 individual Medicare Advantage members, or 19.9% of the 863,000 individual Medicare Advantage members covered under risk-based contracts at December 31, 2015, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $768 million, or 1.7% of total benefits expense, for the year ended December 31, 2015. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.
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
NCQA reviews our compliance based on standards for quality improvement, credentialing, utilization management, member connections, and member rights and responsibilities. We have achieved and maintained NCQA accreditation in most of our commercial, Medicare and Medicaid HMO/POS markets with enough history and membership, and for many of our PPO markets.

Sales and Marketing
We use various methods to market our products, including television, radio, the Internet, telemarketing, and direct mailings.
At December 31, 2015, we employed approximately 1,600 sales representatives, as well as approximately 1,400 telemarketing representatives who assisted in the marketing of Medicare and individual commercial health insurance and specialty products in our Retail segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Wal-Mart Stores, Inc., or Wal-Mart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual commercial health insurance and specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual commercial health insurance and specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
In our Group segment, individuals may become members of our commercial HMOs and PPOs through their employers or other groups, which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. In addition, we have begun to offer plans to employer groups through private exchanges. Employers can give their employees a set amount of money and then direct them to a private exchange. There, employees can shop for a health plan and other benefits based on what the employer has selected as options. We use licensed independent brokers, independent agents, and employees to sell our group products. Many of our larger employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We pay brokers and agents using the same commission structure described above for our individual commercial health insurance and specialty products.
Underwriting
Beginning in 2014, the Health Care Reform Law requires all individual and certain group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments. Accordingly, newly issued individual and certain group health plans are not subject to underwriting in 2014 and beyond. Further, underwriting techniques are not employed in connection with our Medicare, military services, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or prior medical history.
Prior to 2014, through the use of internally developed underwriting criteria, we determined the risk we were willing to assume and the amount of premium to charge for our commercial products. In most instances, employer and other groups had to meet our underwriting standards in order to qualify to contract with us for coverage.
Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2015 Form 10-K.

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
For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2015 Form 10-K.
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
Centralized Management Services
We provide centralized management services to each of our health plans and to our business segments from our headquarters and service centers. These services include management information systems, product development and administration, finance, human resources, accounting, law, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, billing/enrollment, and customer service. Through intercompany service agreements approved, if required, by state regulatory authorities, Humana Inc., our parent company, charges a management fee for reimbursement of certain centralized services provided to its subsidiaries.
Employees
As of December 31, 2015, we had approximately 50,100 employees and approximately 1,600 additional medical professionals working under management agreements primarily between us and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

ITEM 1A. RISK FACTORS
Risks Relating to the Merger with Aetna

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
On October 19, 2015, at separate meetings, our stockholders approved the adoption of the Merger Agreement, and Aetna’s shareholders approved the issuance of Aetna common stock in the Merger. Consummation of the Merger remains subject to other customary closing conditions, however, a number of which are not within our or Aetna’s control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (iv) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (v) material compliance by each party with its covenants in the Merger Agreement, and (vi) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) CMS has not imposed any sanctions with respect to our Medicare Advantage business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and its subsidiaries, taken as a whole. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.
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
The Merger Agreement prohibits us from pursuing alternative transactions to the Merger.
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
The Merger Agreement includes restrictions on the conduct of our business prior to the completion or termination of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Aetna’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations.
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
Failure to consummate the Merger could negatively impact our results of operations, financial position, cash flows and the price per share for our common stock.
If the Merger is not consummated, our ongoing businesses may be materially and adversely affected and, we will not have realized any of the potential benefits of having consummated the transaction, and we will be subject to a number of risks, including the following:

•
matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
the Merger Agreement includes restrictions on the conduct of our business prior to the completion or termination of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Aetna's prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations;

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
Risks Relating to Our Business
If we do not design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, if we are unable to implement clinical initiatives to provide a better health care experience for our members, lower costs and appropriately document the risk profile of our members, or if our estimates of benefits expense are inadequate, our profitability may be materially adversely affected. We estimate the costs of our benefits expense payments, and design and price our products accordingly, using actuarial methods and assumptions based upon, among other relevant factors, claim payment patterns, medical cost inflation, and historical developments such as claim inventory levels and claim receipt patterns. We continually review these estimates, however these estimates involve extensive judgment, and have considerable inherent variability because they are extremely sensitive to changes in claim payment patterns and medical cost trends. Any reserve, including a premium deficiency reserve, may be insufficient.
We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers (predetermined amounts paid to cover services), and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves, including premium deficiency reserves where appropriate. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to claim payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

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
We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. We have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We offer both stand-alone Medicare prescription drug coverage and Medicare Advantage health plans with prescription drug coverage in addition to our other product offerings. We offer a Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia. The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 72% of our total premiums and services revenue for the year ended December 31, 2015 generated from our Medicare products, including 14% derived from our individual Medicare Advantage contracts with CMS in Florida. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.
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
Additionally, our strategy includes the growth of our commercial products, including participation in certain health insurance exchanges, introduction of new products and benefit designs, including HumanaVitality and other wellness products, growth of our specialty products such as dental, vision and other supplemental products, the adoption of new technologies, development of adjacent businesses, and the integration of acquired businesses and contracts.
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
Federal regulations related to the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), contain minimum standards for electronic transactions and code sets, and for the privacy and security of protected health information. On October 1, 2015, ICD-10, the current system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States, replaced the prior set of codes. For dates of service on or after October 1, 2015, health plans and providers are required to use ICD-10 codes for such diagnoses and procedures. While we prepared for the transition to ICD-10, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance, which could have a material adverse effect on our results of operations, financial position and cash flows. In addition, if some providers continue to use ICD-9 codes on claims after October 1, 2015, including providers in our network who are employees, we will have to reject such claims, which may lead to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, which could result in increased claim submissions or lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner. If we do not adequately implement the new ICD-10 coding set, or if providers in our network do not adequately transition to the new ICD-10 coding set, our results of operations, financial position and cash flows may be materially adversely affected.
We are involved in various legal actions and governmental and internal investigations, any of which, if resolved unfavorably to us, could result in substantial monetary damages or changes in our business practices. Increased litigation and negative publicity could increase our cost of doing business.
We are or may become a party to a variety of legal actions that affect our business, including breach of contract actions, employment and employment discrimination-related suits, employee benefit claims, stockholder suits and other securities laws claims, and tort claims.
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
A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 73% of our total premiums and services revenue for the year ended December 31, 2015. These programs involve various risks, as described further below.

•
At December 31, 2015, under our contracts with CMS we provided health insurance coverage to approximately 587,400 individual Medicare Advantage members in Florida. These contracts accounted for approximately 14% of our total premiums and services revenue for the year ended December 31, 2015. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•	At December 31, 2015, our military services business primarily consisted of the TRICARE South Region contract which covers approximately 3,074,400 beneficiaries. For the year ended December 31, 2015,

premiums and services revenue associated with the TRICARE South Region contract accounted for approximately 1% of our total premiums and services revenue. On April 1, 2012, we began delivering services under the current TRICARE South Region contract that the Defense Health Agency, or DHA (formerly known as the TRICARE Management Activity), awarded to us on February 25, 2011. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On January 22, 2016, we received notice from the DHA of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2017. The loss of the TRICARE South Region contract, should it occur, may have a material adverse effect on our results of operations, financial position, and cash flows.

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

The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits currently being conducted for contract year 2011 in which two of our Medicare Advantage plans are being audited. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. We were notified on September 15, 2015, that five of our Medicare Advantage contracts have been selected for audit for contract year 2012.
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

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $22 million at December 31, 2015.
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

•
The Budget Control Act of 2011 increased the United States debt ceiling conditioned on deficit reductions to be achieved over the next ten years. The Budget Control Act of 2011 also established a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. The failure of the Joint Select Committee on Deficit Reduction to achieve a targeted deficit reduction by December 23, 2011 triggered an automatic reduction, including aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year. These reductions took effect on April 1, 2013, and the Bipartisan Budget Act of 2013, enacted on December 26, 2013, extended the reductions for two years. We expect a corresponding substantial reduction in our obligations to providers. Due to the uncertainty around the application of any such reductions, there can be no assurances that we can completely offset any reductions to the Medicare healthcare programs applied by the Budget Control Act of 2011.

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
The Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. During 2015, we received our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement, representing only 12.6% of risk corridor receivables for the 2014 coverage year, was funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. HHS provided guidance under the three year risk corridor program that future collections will first be applied to any shortfalls from previous coverage years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law or to enroll outside of the annual enrollment period may have an adverse effect on our pool of participants in the health insurance exchange. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.

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
The HITECH Act, one part of the American Recovery and Reinvestment Act of 2009, significantly broadened the scope of the privacy and security regulations of HIPAA. Among other requirements, the HITECH Act and HIPAA mandate individual notification in the event of a breach of unsecured, individually identifiable health information, provides enhanced penalties for HIPAA violations, requires business associates to comply with certain provisions of the HIPAA privacy and security rule, and grants enforcement authority to state attorneys general in addition to the HHS Office of Civil Rights.
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

State Regulation of Insurance-Related Products
Laws in each of the states (and Puerto Rico) in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations including: capital adequacy and other licensing requirements, policy language describing benefits, mandated benefits and processes, entry, withdrawal or re-entry into a state or market, rate increases, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. The HMO, PPO, and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators.
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
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue our acquisition strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, transactions outside of our core business space, or if multiple transactions are pursued simultaneously. The failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our acquisitions may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives. The divestiture of certain businesses could result, individually or in the aggregate, in the recognition of material losses and a material adverse effect on our results of operations. There can be no assurance that we will be able to complete any such divestitures on terms favorable to us.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table lists, by state, the number of medical centers and administrative offices we owned or leased at December 31, 2015:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	11	123	1	96	231
Texas	—	15	2	24	41
Kentucky	2	1	11	12	26
Virginia	—	8	—	8	16
California	—	2	—	13	15
Arizona	—	8	—	7	15
Louisiana	—	4	—	10	14
Ohio	—	1	—	13	14
Illinois	—	5	—	8	13
New York	—	—	—	13	13
Georgia	—	7	—	3	10
Tennessee	—	—	—	10	10
North Carolina	—	—	—	10	10
Nevada	—	5	—	5	10
South Carolina	—	—	4	6	10
Indiana	—	2	—	7	9
Puerto Rico	—	—	—	9	9
New Jersey	—	—	—	8	8
Colorado	—	3	—	4	7
Pennsylvania	—	—	—	6	6
Wisconsin	—	—	1	5	6
Others	—	3	—	47	50
Total	13	187	19	324	543
The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists, urgent care facilities, and worksite medical facilities. Of the medical centers included in the table above, approximately 64 of these facilities are leased or subleased to our contracted providers to operate.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2015 and 2014:

	High	Low
Year Ended December 31, 2015
First quarter	$182.79	$139.09
Second quarter	$214.92	$163.07
Third quarter	$193.14	$174.16
Fourth quarter	$186.67	$164.25
Year Ended December 31, 2014
First quarter	$118.78	$95.59
Second quarter	$128.95	$104.74
Third quarter	$135.51	$115.97
Fourth quarter	$149.07	$124.17
Holders of our Capital Stock
As of January 31, 2016, there were approximately 2,900 holders of record of our common stock and approximately 41,200 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2014 and 2015, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2014 payments
12/31/2013	1/31/2014	$0.27	$42
3/31/2014	4/25/2014	$0.27	$42
6/30/2014	7/25/2014	$0.28	$43
9/30/2014	10/31/2014	$0.28	$43
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2105	10/30/2015	$0.29	$43
The Merger discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger consistent with our historical dividend payments. Under the terms of the Merger Agreement, we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger.

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
On October 29, 2015, the Board declared a cash dividend of $0.29 per share that was paid on January 29, 2016 to stockholders of record on December 30, 2015, for an aggregate amount of $43 million.
Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2015. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2010, and that dividends were reinvested when paid.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
HUM	$100	$162	$128	$195	$274	$343
S&P 500	$100	$102	$118	$157	$178	$181
Peer Group	$100	$110	$129	$177	$226	$239
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2015	—	$—	—	$—
November 2015	—	—	—	—
December 2015	—	—	—	—
Total	—	$—	—

(1)
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with a current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Pursuant to the Merger Agreement, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015.

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

ITEM 6. SELECTED FINANCIAL DATA

	2015 (a)	2014 (b)	2013 (c)	2012 (d)	2011
	(dollars in millions, except per common share results)
Summary of Operating Results:
Revenues:
Premiums	$52,409	$45,959	$38,829	$37,009	$35,106
Services	1,406	2,164	2,109	1,726	1,360
Investment income	474	377	375	391	366
Total revenues	54,289	48,500	41,313	39,126	36,832
Operating expenses:
Benefits	44,269	38,166	32,564	30,985	28,823
Operating costs	7,318	7,639	6,355	5,830	5,395
Depreciation and amortization	355	333	333	295	270
Total operating expenses	51,942	46,138	39,252	37,110	34,488
Income from operations	2,347	2,362	2,061	2,016	2,344
Interest expense	186	192	140	105	109
Gain on sale of business	270	—	—	—	—
Income before income taxes	2,431	2,170	1,921	1,911	2,235
Provision for income taxes	1,155	1,023	690	689	816
Net income	$1,276	$1,147	$1,231	$1,222	$1,419
Basic earnings per common share	$8.54	$7.44	$7.81	$7.56	$8.58
Diluted earnings per common share	$8.44	$7.36	$7.73	$7.47	$8.46
Dividends declared per common share	$1.15	$1.11	$1.07	$1.03	$0.75
Financial Position:
Cash and investments	$11,681	$11,482	$10,938	$11,153	$10,830
Total assets	24,705	23,527	20,735	19,979	17,708
Benefits payable	4,976	4,475	3,893	3,779	3,754
Debt	3,821	3,825	2,600	2,611	1,659
Stockholders’ equity	10,346	9,646	9,316	8,847	8,063
Cash flows from operations	$868	$1,618	$1,716	$1,923	$2,079
Key Financial Indicators:
Benefit ratio	84.5%	83.0%	83.9%	83.7%	82.1%
Operating cost ratio	13.6%	15.9%	15.5%	15.1%	14.8%
Membership by Segment:
Retail segment:
Medical membership	9,226,800	8,376,500	6,459,300	5,956,700	5,117,400
Specialty membership	1,153,100	1,165,800	1,042,500	948,700	782,500
Group segment:
Medical membership	4,963,400	5,430,200	5,501,600	5,573,400	5,500,600
Specialty membership	6,068,700	6,502,700	6,780,800	7,136,200	6,532,600
Other Businesses:
Medical membership	32,600	35,000	23,400	558,700	566,600
Consolidated:
Total medical membership	14,222,800	13,841,700	11,984,300	12,088,800	11,184,600
Total specialty membership	7,221,800	7,668,500	7,823,300	8,084,900	7,315,100

(a)
Includes a gain on the sale of Concentra Inc., net of transaction costs, of $270 million ($238 million after tax, or $1.57 per diluted common share). Also includes benefits expense of $176 million ($112 million after tax, or $0.74 per diluted common share) for a provision for probable future losses (premium deficiency) for individual commercial medical business compliant with the Health Care Reform Law for the 2016 coverage year.

(b)	Includes loss on extinguishment of debt of $37 million ($23 million after tax, or $0.15 per diluted common share) for the redemption of senior notes.

(c)
Includes benefits expense of $243 million ($154 million after tax, or $0.99 per diluted common share) for reserve strengthening associated with our non-strategic closed block of long-term care insurance policies.

(d)
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
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we will merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. A copy of the Merger Agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 7, 2015. Under the terms of the Merger Agreement, at the closing of the Merger, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash. The total transaction was estimated at approximately $37 billion including the assumption of Humana debt, based on the closing price of Aetna common shares on July 2, 2015. The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends (we agreed that our quarterly dividend will not exceed $0.29 per share) and repurchases of our securities (we agreed to suspend our share repurchase program), restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.
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
The Merger is subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (iv) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (v) material compliance by each party with its covenants in the Merger Agreement, and (vi) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) CMS has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. The Merger is currently expected to close in the second half of 2016.
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
Our Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Group segment’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. Similarly, certain of our fully-insured individual commercial medical products in our Retail segment experience seasonality in the benefit ratio akin to the Group segment, including the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers. As previously underwritten members transition, it results in policy lapses and the release of reserves for future policy benefits partially offset by the recognition of previously deferred acquisition costs. These policy lapses generally occur during the first quarter of the new coverage year following the open enrollment period reducing the benefit ratio in the first quarter. The recognition of a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law in the fourth quarter of 2015, discussed in more detail in the highlights that follow, negatively impacted the benefit ratio pattern in 2015 and conversely is expected to favorably impact the benefit ratio in 2016 for this business. The quarterly benefit ratio pattern for our individual commercial medical business compliant with the Health Care Reform Law will be relatively flat throughout 2016 as opposed to the increasing benefit ratio pattern exhibited in prior years.
In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare and individual health care exchange marketing seasons.
2015 Highlights
Consolidated

•
Our 2015 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2015, approximately 1,633,100 members, or 59.3%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,301,000 members, or 53.6%, at December 31, 2014.

•
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $270 million, or $1.57 per diluted common share in 2015.

•
During 2015, we recorded transaction costs in connection with the Merger of approximately $23.1 million, or $0.14 per diluted common share. Certain costs associated with the transaction are not deductible for tax purposes.

•
Excluding the impact of the sale of Concentra and transaction costs associated with the Merger, our pretax results for 2015 as compared to 2014 reflect year-over-year improvement in the Group and Healthcare Services segment pretax results and higher investment income, partially offset by a year-over-year decline in Retail segment pretax results as discussed in the detailed segment results discussion that follows.

•
Year-over-year comparisons of the operating cost ratio are impacted by an increase in 2015 of the non-deductible health insurance industry fee mandated by the Health Care Reform Law. Likewise, year-over-year comparisons of the benefit ratio reflect the increase in this fee in the pricing of our products for 2015 which reduces our benefit ratio.

•
Investment income increased $97 million in 2015, primarily due to higher realized capital gains in 2015 as a result of the repositioning of our portfolio given recent market volatility and anticipated changes to interest rates.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.

•
Operating cash flow provided by operations was $868 million for the year ended December 31, 2015 as compared to operating cash flow of $1.6 billion for the year ended December 31, 2014. The decrease in our operating cash flows primarily reflects the effect of significant growth in individual commercial medical and group Medicare Advantage membership in the prior year and changes in the timing of other working capital items related to the growth in our pharmacy business and growth in net receivables under the commercial risk adjustment, reinsurance, and risk corridor programs under the Health Care Reform Law, commonly referred to as the 3Rs. Prior year cash flows were favorably impacted from the typical pattern of claim payments that lagged premium receipts related to new membership. Individual commercial medical added 548,000 new members in 2014 compared to a decline of 90,400 members in 2015. Likewise, group Medicare Advantage added 60,600 new members in 2014 compared to a decline of 5,600 members in 2015.

•
In 2015, we paid the federal government $867 million for the annual non-deductible health insurance industry fee compared to our payment of $562 million in 2014. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate beginning in 2014. The health insurance industry fee is further described below under the section titled "Health Care Reform." The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This will significantly reduce our effective tax rate in 2017.

•
During 2015, we repurchased 1.85 million shares in open market transactions for $329 million and paid dividends to stockholders of $172 million. Pursuant to the Merger Agreement, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015. The Merger does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger consistent with our historical dividend payments. Under the terms of the Merger Agreement, we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger.

Retail Segment

•
On April 6, 2015, CMS announced final 2016 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notice, together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, risk coding modifications, and other funding formula changes, indicated 2016 Medicare Advantage funding increases for us of approximately 1.0% on average. Although the overall rate adjustment is positive, geographic-specific impacts may vary significantly from this average, particularly in Florida. We believe we have effectively designed Medicare Advantage products based upon the applicable level of rate changes while continuing to remain competitive compared to both the combination of original Medicare with a supplement policy and Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•
In 2015, our Retail segment pretax income decreased by $409 million, or 30.5%, from 2014 primarily due to higher Medicare Advantage and individual commercial medical benefit ratios year-over-year, including the impact of benefits expense associated with a premium deficiency reserve for certain of our individual commercial products for the 2016 coverage year as described further below and in the results of operations discussion that follows. The higher benefit ratios were partially offset by declines in the Retail segment operating cost ratios, Medicare membership growth, and higher investment income year-over-year.

•
Individual Medicare Advantage operating results for 2015 included significant membership growth but were negatively impacted by certain developments related to our product pricing assumptions for 2015. These developments primarily related to lower-than-expected 2015 financial claim recovery levels (included in medical claims reserve development) and lower-than-anticipated reductions in inpatient admissions. Claims data from the fourth quarter of 2015 and early 2016 indicate that inpatient admissions continue to develop favorably versus expectations and claim recoveries have stabilized. We are closely monitoring these favorable trends.

•
Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. The benefit ratios associated with many of our individual commercial medical products, in particular Health Care Reform Law compliant offerings, significantly exceeded prior expectations for fiscal year 2015, driven primarily by the on-going impact of the transitional policies, special enrollment period exemptions associated with the program, and government-mandated product designs that attracted higher-utilizing members . Additionally, on June 30, 2015, CMS issued data with respect to the reinsurance and risk adjustment premium stabilization programs for the 2014 plan year which indicated a healthier risk profile comparison for our membership relative to state averages than had been previously anticipated. This resulted in adjustments to certain of the 3Rs during 2015.

We took a number of actions in 2015 to improve the profitability of our individual commercial medical business in 2016.These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year of $176 million, or $0.74 per diluted common share. The premium deficiency reserve includes the estimated benefit of approximately $340 million associated with risk corridor provisions expected for the 2016 coverage year.
In light of the premium deficiency reserve recognized in the fourth quarter of 2015 for the 2016 coverage year, results for this business for 2016 are expected to primarily include results associated with the wind-down of plans that are not compliant with the Health Care Reform Law, including the related release of policy reserves, as well as indirect administrative costs associated with plans that are compliant with the Health Care Reform Law. We are continuing to evaluate our participation in the individual commercial medical line of business for 2017.

•
Individual Medicare Advantage membership of 2,753,400 at December 31, 2015 increased 325,500 members, or 13.4%, from 2,427,900 at December 31, 2014 reflecting net membership additions, particularly for our Health Maintenance Organization, or HMO, offerings, for the 2015 plan year. January 2016 individual Medicare Advantage membership approximated 2,811,000, increasing approximately 57,600 members, or 2%, from December 31, 2015 reflecting net membership additions during the recently completed 2016 annual election period for Medicare beneficiaries. For full year 2016, we anticipate net membership growth in our individual Medicare Advantage offerings of 100,000 to 120,000.

•
Group Medicare Advantage membership of 484,100 at December 31, 2015 decreased 5,600 members, or 1.1%, from 489,700 at December 31, 2014. For full year 2016, we expect a net membership decline in our Group Medicare Advantage offerings of 120,000 to 125,000 members primarily due to the loss of a large account that converted to a private exchange offering. Approximately 50% of members from that account selected an individual Humana offering for 2016, with the majority enrolling in a Medicare supplement plan.

•
Medicare stand-alone PDP membership of 4,557,900 at December 31, 2015 increased 563,900 members, or 14.1%, from 3,994,000 at December 31, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2015 plan year. January 2016 Medicare stand-alone PDP membership (excluding transitional growth from the LI-NET prescription drug plan program) increased approximately 240,000 members, or 5%, from December 31, 2015 reflecting net membership additions, primarily for our Humana-Walmart plan offering, during the recently completed 2016 annual election period for Medicare beneficiaries. For full year 2016, we anticipate net membership growth in our Medicare stand-alone PDP offerings of 300,000 to 330,000.

•
Our state-based Medicaid membership of 373,700 at December 31, 2015 increased 56,900 members, or 18.0%, from 316,800 at December 31, 2014 primarily driven by the addition of members under our Florida Medicaid contract.

•
Individual commercial medical membership of 1,057,700 at December 31, 2015 decreased 90,400 members, or 7.9%, from 1,148,100 at December 31, 2014 primarily reflecting the loss of approximately 150,000 members due to termination by CMS for lack of proper eligibility documentation from the member as well as the loss of members who had subscribed to plans that were not compliant with the Health Care Reform Law. These declines were partially offset by an increase in membership in plans that are compliant with the Health Care Reform Law, primarily off-exchange. Individual commercial medical membership in plans compliant with the Health Care Reform Law experienced growth in 2015, but at a lesser rate than in 2014. At December 31, 2015, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 757,900 members, an increase of 71,600 members or 10.4% from December 31, 2014.

We expect a net decline in individual commercial medical membership (excluding Medicare Supplement) for full year 2016 of 200,000 to 300,000, primarily reflecting increases in premiums as well as benefit redesigns that took effect on January 1, 2016. This membership expectation takes into account plans compliant with the Health Care Reform Law, both on and off exchange, and legacy plans that are not compliant with the Health Care Reform Law. Membership estimates for 2016 include the expectation of coverage termination by 50% to 60% of the approximately 100,000 members impacted by plan discontinuances.
Group Segment

•
Group segment pretax income grew $107 million, or 70.9%, for the year ended December 31, 2015 primarily due to improvement in the operating cost ratio partially offset by an increase in the benefit ratio as discussed in the results of operations discussion that follows.

•	Membership in HumanaVitality®, our wellness and loyalty rewards program, rose 2.0% to 3,932,300 at December 31, 2015 from 3,856,800 at December 31, 2014.

Healthcare Services Segment

•	Year-over-year comparisons of results of operations are impacted by the completion of the sale of Concentra on June 1, 2015.

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $243 million, or 32.9%, for the year ended December 31, 2015. This increase was primarily due to higher earnings from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership. High levels of Medicare membership growth as well as increased engagement of members in clinical programs have resulted in higher usage of services across this segment. In addition, improved operating efficiency in the pharmacy business primarily was driven by lower cost of goods associated with increased purchasing scale and lower cost-to-fill primarily due to improvements in technology.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have expanded our identification of and outreach to members in need of clinical intervention. At December 31, 2015, we enrolled approximately 590,300 Medicare Advantage members with complex chronic conditions in the Humana Chronic Care Program, a 40.3% increase compared with approximately 420,700 members at December 31, 2014, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry was $8 billion in 2014 and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter, and is not deductible for income tax purposes, which significantly increased our effective income tax rate. Our effective tax rate for 2015 was approximately 47.5%, including the favorable impact of the sale of Concentra on June 1, 2015. Our effective tax rate for 2016 is expected to be approximately 49% to 51%, excluding the impact of transaction costs associated with the Merger. In 2015, we paid the federal government $867 million for the annual health insurance industry fee, a 54.3% increase from $562 million in 2014, primarily reflecting an increase in the total industry fee. We expect our portion of the annual health insurance industry fee for 2016 to be higher than in 2015 given growth in our market share. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This will significantly reduce our effective tax rate in 2017. The health insurance industry fee levied on the insurance industry was previously expected to be $14 billion in 2017.
In addition, the Health Care Reform Law expands federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms comes, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in this 2015 10-K.
As noted above, the Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law or to enroll outside of the annual enrollment period may have an adverse effect on our pool of participants in the health insurance exchange. In addition, states may impose restrictions on our ability to increase rates. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows and could impact our decision to participate or continue in the program in certain states.
As discussed above, it is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the delayed receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law). During 2015, we received our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement, representing only 12.6% of risk corridor receivables for the 2014 coverage year, was funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home based services as well as clinical programs, to our Retail and Group customers and are described in Note 17 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2015 10-K.

Comparison of Results of Operations for 2015 and 2014
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2015 and 2014:
Consolidated

			Change
	2015	2014	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$45,805	$39,452	$6,353	16.1%
Group	6,569	6,456	113	1.8%
Other Businesses	35	51	(16)	(31.4)%
Total premiums	52,409	45,959	6,450	14.0%
Services:
Retail	9	39	(30)	(76.9)%
Group	698	763	(65)	(8.5)%
Healthcare Services	685	1,353	(668)	(49.4)%
Other Businesses	14	9	5	55.6%
Total services	1,406	2,164	(758)	(35.0)%
Investment income	474	377	97	25.7%
Total revenues	54,289	48,500	5,789	11.9%
Operating expenses:
Benefits	44,269	38,166	6,103	16.0%
Operating costs	7,318	7,639	(321)	(4.2)%
Depreciation and amortization	355	333	22	6.6%
Total operating expenses	51,942	46,138	5,804	12.6%
Income from operations	2,347	2,362	(15)	(0.6)%
Gain on sale of business	270	—	270	100.0%
Interest expense	186	192	(6)	(3.1)%
Income before income taxes	2,431	2,170	261	12.0%
Provision for income taxes	1,155	1,023	132	12.9%
Net income	$1,276	$1,147	$129	11.2%
Diluted earnings per common share	$8.44	$7.36	$1.08	14.7%
Benefit ratio (a)	84.5%	83.0%		1.5%
Operating cost ratio (b)	13.6%	15.9%		(2.3)%
Effective tax rate	47.5%	47.2%		0.3%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.
Summary
Net income was $1.3 billion, or $8.44 per diluted common share, in 2015 compared to $1.1 billion, or $7.36 per diluted common share, in 2014. The completion of the sale of Concentra on June 1, 2015 resulted in an after-tax gain of $1.57 per diluted common share in 2015. Excluding the impact of the sale of Concentra, the decrease primarily was due to a decline in Retail segment pretax results, including expense of $0.74 per diluted common share for a premium deficiency reserve for certain of our individual commercial medical products for the 2016 coverage year, and an increase in the effective tax rate as discussed below. These items were partially offset by year-over-year improvement in the Group and Healthcare Services segment pretax results and higher investment income. In addition, 2015 includes expenses of $0.14 per diluted common share for transaction costs associated with the Merger, certain of which are not deductible for tax purposes. Net income for 2014 includes expenses of $0.15 per diluted common share associated with a loss on extinguishment of debt for the redemption of certain senior notes in 2014. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in 2015 reflecting the impact of share repurchases.
Premiums Revenue
Consolidated premiums increased $6.5 billion, or 14.0%, from 2014 to $52.4 billion for 2015 primarily reflecting higher premiums in both the Retail and Group segments. These higher premiums were primarily driven by average membership growth in the Retail segment and an increase in fully-insured group commercial medical per member premiums in the Group segment. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services Revenue
Consolidated services revenue decreased $758 million, or 35.0%, from 2014 to $1.4 billion for 2015 primarily due to the completion of the sale of Concentra on June 1, 2015 as well as the loss of certain large group ASO accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.
Investment Income
Investment income totaled $474 million for 2015, an increase of $97 million, or 25.7%, from 2014, primarily due to higher realized capital gains in 2015 as a result of the repositioning of our portfolio given recent market volatility and anticipated changes to interest rates, with higher average invested balances being substantially offset by lower interest rates.
Benefits Expense
Consolidated benefits expense was $44.3 billion for 2015, an increase of $6.1 billion, or 16.0%, from 2014 primarily due to an increase in the Retail segment mainly driven by higher average Medicare Advantage membership and individual commercial medical on-exchange and off-exchange membership in plans compliant with the Health Care Reform Law. As more fully described herein under the section entitled “Benefits Expense Recognition”, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $236 million in 2015 and $518 million in 2014. The decline in prior-period medical claims reserve development year over-year primarily was due to Medicare Advantage and individual commercial medical claims development in the Retail segment as discussed further in the segment results of operations discussion that follows.
The consolidated benefit ratio for 2015 was 84.5%, an increase of 150 basis points from 2014 primarily due to increases in the Retail segment, including the impact of a recognizing a premium deficiency reserve for certain of our individual commercial medical products for the 2016 coverage year, and Group segment ratios as discussed in the segment results of operations discussions that follows. The increase in benefits expense associated with the recognition of the premium deficiency reserve increased the consolidated benefit ratio by approximately 30 basis points in 2015. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in 2015 versus approximately 110 basis points in 2014.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $321 million, or 4.2%, from 2014 to $7.3 billion in 2015 primarily due to cost management initiatives across all lines of business as well as the completion of the sale of Concentra on June 1, 2015, partially offset by increases in costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee.
The consolidated operating cost ratio for 2015 was 13.6%, decreasing 230 basis points from 2014 primarily due to decreases in the operating cost ratios in the Group and Retail segments reflecting cost management initiatives, as well as the completion of the sale of Concentra on June 1, 2015. Concentra carried a higher operating cost ratio.
Depreciation and Amortization
Depreciation and amortization for 2015 totaled $355 million, increasing $22 million, or 6.6% from 2014 reflecting higher depreciation expense from capital expenditures.
Interest Expense
Interest expense was $186 million for 2015 compared to $192 million for 2014, a decrease of $6 million, or 3.1%, primarily reflecting a higher average long-term debt balance due to the issuance of senior notes in September 2014, partially offset by the recognition of a loss on extinguishment of debt of approximately $37 million in October 2014 for the redemption of our $500 million 6.45% senior unsecured notes due June 1, 2016.
Income Taxes
Our effective tax rate during 2015 was 47.5% compared to the effective tax rate of 47.2% in 2014. The increase in the effective tax rate primarily was due to an increase in the non-deductible health insurance industry fee from 2014, substantially offset by the favorable tax effect of the gain on the sale of Concentra. See Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate. Our effective tax rate for 2016 is expected to be approximately 49% to 51%, excluding the impact of any non-deductible transaction costs associated with the Merger.

Retail Segment

			Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,753,400	2,427,900	325,500	13.4%
Group Medicare Advantage	484,100	489,700	(5,600)	(1.1)%
Medicare stand-alone PDP	4,557,900	3,994,000	563,900	14.1%
Total Retail Medicare	7,795,400	6,911,600	883,800	12.8%
Individual commercial (a)	1,057,700	1,148,100	(90,400)	(7.9)%
State-based Medicaid	373,700	316,800	56,900	18.0%
Total Retail medical members	9,226,800	8,376,500	850,300	10.2%
Individual specialty membership (b)	1,153,100	1,165,800	(12,700)	(1.1)%

(a)	Individual commercial medical membership includes Medicare Supplement members.

(b)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$29,526	$25,782	$3,744	14.5%
Group Medicare Advantage	5,588	5,490	98	1.8%
Medicare stand-alone PDP	3,846	3,404	442	13.0%
Total Retail Medicare	38,960	34,676	4,284	12.4%
Individual commercial	4,243	3,265	978	30.0%
State-based Medicaid	2,341	1,255	1,086	86.5%
Individual specialty	261	256	5	2.0%
Total premiums	45,805	39,452	6,353	16.1%
Services	9	39	(30)	(76.9)%
Total premiums and services revenue	$45,814	$39,491	$6,323	16.0%
Income before income taxes	$930	$1,339	$(409)	(30.5)%
Benefit ratio	86.7%	84.9%		1.8%
Operating cost ratio	11.2%	11.6%		(0.4)%
Pretax Results

•
Retail segment pretax income was $930 million in 2015, a decrease of $409 million, or 30.5%, compared to 2014 primarily driven by an increase in the benefit ratio for 2015, including the impact of recognizing a premium deficiency reserve of approximately $176 million for certain of our individual commercial medical products for the 2016 coverage year, partially offset by a decline in the operating cost ratio, Medicare Advantage membership growth, and higher investment income year-over-year.

Enrollment

•
Individual Medicare Advantage membership increased 325,500 members, or 13.4%, from December 31, 2014 to December 31, 2015 reflecting net membership additions, particularly for our HMO offerings, for the 2015 plan year.

•	Group Medicare Advantage membership decreased 5,600 members, or 1.1%, from December 31, 2014 to December 31, 2015.

•
Medicare stand-alone PDP membership increased 563,900 members, or 14.1%, from December 31, 2014 to December 31, 2015 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2015 plan year.

•
Individual commercial medical membership decreased 90,400 members, or 7.9%, from December 31, 2014 to December 31, 2015 primarily reflecting the loss of approximately 150,000 members due to termination by CMS for lack of proper eligibility documentation from the member as well as the loss of members who had subscribed to plans that were not compliant with the Health Care Reform Law. These declines were partially offset by an increase in membership in plans that are compliant with the Health Care Reform Law, primarily off-exchange.

•	State-based Medicaid membership increased 56,900 members, or 18.0%, from December 31, 2014 to December 31, 2015 primarily driven by the addition of members under our Florida Medicaid contract.

•
Individual specialty membership decreased 12,700 members, or 1.1%, from December 31, 2014 to December 31, 2015 primarily driven by a membership decline in supplemental health and financial protection product and vision offerings.

Premiums revenue

•
Retail segment premiums increased $6.4 billion, or 16.1%, from 2014 to 2015 primarily due to membership growth across our Medicare Advantage, state-based Medicaid, and Medicare stand-alone PDP lines of business, as well as a heavier percentage of individual commercial medical business in higher premium plans compliant with the Health Care Reform Law. Average Medicare Advantage membership increased 11.8% in 2015.

Benefits expense

•
The Retail segment benefit ratio of 86.7% for 2015 increased 180 basis points from 2014 primarily due to higher than expected medical costs as compared to the assumptions used in our pricing, the recognition of a premium deficiency reserve in the fourth quarter of 2015 for certain of our individual commercial medical products for the 2016 coverage year, and unfavorable year-over-year comparisons of prior-period medical claims reserve development as discussed below. In addition, the increase reflects higher benefit ratios associated with a greater number of members from state-based contracts and the impact of the change in estimate for the 2014 net 3Rs receivables in 2015. These items were partially offset by the impact of the increase in the health insurance industry fee included in the pricing of our products. In addition, the 2015 period was favorably impacted by the release of reserves for future policy benefits as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law.

We experienced higher than expected medical costs as compared to the assumptions used in our pricing for 2015 primarily due to lower-than-expected 2015 Medicare Advantage financial claim recovery levels and lower-than-anticipated reductions in inpatient admissions. In addition, medical claims associated with certain individual commercial medical products, in particular products compliant with the Health Care Reform Law, exceeded the assumptions used when we set pricing for 2015. We took a number of actions in 2015 to improve the profitability of our individual commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year of $176 million. The increase in benefits expense associated with the recognition of the premium deficiency reserve increased the Retail segment benefit ratio by approximately 40 basis points in 2015.

•
The Retail segment’s benefits expense for 2015 included the beneficial effect of $228 million in favorable prior-year medical claims reserve development versus $488 million in 2014. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 50 basis points in 2015 versus approximately 120 basis points in 2014. The year-over-year decline in prior-period medical claims reserve development primarily was due to the impact of lower financial claim recoveries due in part to our gradual implementation during 2014 of inpatient authorization review prior to admission as opposed to post adjudication, as well as higher than expected flu associated claims from the fourth quarter of 2014 and continued volatility in claims associated with individual commercial medical products.

Operating costs

•
The Retail segment operating cost ratio of 11.2% for 2015 decreased 40 basis points from 2014 primarily reflecting administrative cost efficiencies associated with medical membership growth in the segment and other discretionary cost reductions, partially offset by the increase in the non-deductible health insurance industry fee. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 160 basis points in 2015 as compared to 120 basis points in 2014.

Group Segment

			Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,178,300	1,235,500	(57,200)	(4.6)%
ASO	710,700	1,104,300	(393,600)	(35.6)%
Military services	3,074,400	3,090,400	(16,000)	(0.5)%
Total group medical members	4,963,400	5,430,200	(466,800)	(8.6)%
Group specialty membership (a)	6,068,700	6,502,700	(434,000)	(6.7)%

(a)
Specialty products include dental, vision, and other voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,493	$5,339	$154	2.9%
Group specialty	1,055	1,098	(43)	(3.9)%
Military services	21	19	2	10.5%
Total premiums	6,569	6,456	113	1.8%
Services	698	763	(65)	(8.5)%
Total premiums and services revenue	$7,267	$7,219	$48	0.7%
Income before income taxes	$258	$151	$107	70.9%
Benefit ratio	80.2%	79.5%		0.7%
Operating cost ratio	24.0%	26.5%		(2.5)%
Pretax Results

•
Group segment pretax income increased $107 million, or 70.9%, to $258 million in 2015 primarily reflecting improvement in the operating cost ratio partially offset by an increase in the benefit ratio as discussed below.

Enrollment

•	Fully-insured commercial group medical membership decreased 57,200 members, or 4.6% from December 31, 2014 reflecting lower membership in both large and small group accounts.

•
Group ASO commercial medical membership decreased 393,600 members, or 35.6%, from December 31, 2014 to December 31, 2015 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Group specialty membership decreased 434,000 members, or 6.7%, from December 31, 2014 to December 31, 2015 primarily due to the loss of certain fully-insured group medical accounts that also had specialty coverage.

Premiums revenue

•
Group segment premiums increased $113 million, or 1.8%, from 2014 to 2015 primarily due to an increase in fully-insured commercial medical per member premiums partially offset by a net decline in fully-insured commercial medical membership.

Services revenue

•	Group segment services revenue decreased $65 million, or 8.5%, from 2014 to 2015 primarily due to a decline in group ASO commercial medical membership.
Benefits expense

•
The Group segment benefit ratio increased 70 basis points from 79.5% in 2014 to 80.2% in 2015 primarily reflecting the impact of higher specialty drug costs, net of rebates, as well as higher outpatient costs and lower prior-period medical claims reserve development, partially offset by an increase in the non-deductible health insurance industry fee included in the pricing of our products.

•
The Group segment’s benefits expense included the beneficial effect of $7 million in favorable prior-year medical claims reserve development versus $29 million in 2014. This favorable prior-year medical claims reserve development decreased the Group segment benefit ratio by approximately 10 basis points in 2015 versus approximately 40 basis points in 2014. The year-over-year decline in favorable prior-period medical claims reserve development primarily was due to a relatively small number of higher severity claims in the 2015 period associated with prior periods.
Operating costs

•
The Group segment operating cost ratio of 24.0% for 2015 decreased 250 basis points from 26.5% for 2014, reflecting a decline in our group ASO commercial medical membership which carries a higher operating cost ratio than our fully-insured commercial medical membership, as well as operating cost efficiencies associated with our fully-insured business. Operating cost efficiencies were the result of both sustainable cost reduction initiatives and discretionary reductions. These declines were partially offset by the impact of an increase in the non-deductible health insurance industry fee. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 140 basis points in 2015 as compared to 100 basis points in 2014.

Healthcare Services Segment

			Change
	2015	2014	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$515	$1,147	$(632)	(55.1)%
Home based services	140	107	33	30.8%
Pharmacy solutions	30	99	(69)	(69.7)%
Total services revenues	685	1,353	(668)	(49.4)%
Intersegment revenues:
Pharmacy solutions	20,551	16,905	3,646	21.6%
Provider services	1,291	1,149	142	12.4%
Home based services	875	585	290	49.6%
Clinical programs	203	208	(5)	(2.4)%
Total intersegment revenues	22,920	18,847	4,073	21.6%
Total services and intersegment revenues	$23,605	$20,200	$3,405	16.9%
Income before income taxes	$981	$738	$243	32.9%
Operating cost ratio	95.2%	95.6%		(0.4)%
Pretax results

•
Healthcare Services segment pretax income of $981 million for 2015 increased $243 million, or 32.9%, from 2014 primarily due to higher earnings from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Group segment membership increased to approximately 398 million in 2015, up 21% versus scripts of approximately 329 million in 2014. The increase primarily reflects growth associated with higher average medical membership for 2015 than in 2014.

Services revenue

•	Services revenue decreased $668 million, or 49.4%, from 2014 to $685 million for 2015 primarily due to the completion of the sale of Concentra on June 1, 2015.

Intersegment revenues

•
Intersegment revenues increased $4.1 billion, or 21.6%, from 2014 to $22.9 billion for 2015 primarily due to growth in our Medicare membership which resulted in higher utilization of our Healthcare Services segment businesses.

Operating costs

•
The Healthcare Services segment operating cost ratio of 95.2% for 2015 decreased 40 basis points from 95.6% for 2014 primarily due to lower operating costs in our pharmacy business together with discretionary cost reductions across the segment, partially offset by the increasing percentage of pharmacy business associated with lower margin specialty drugs. Improving operating efficiency in the pharmacy business was primarily driven by lower cost of goods associated with increased purchasing scale and lower cost-to-fill primarily due to improvements in technology.

Comparison of Results of Operations for 2014 and 2013
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2014 and 2013:
Consolidated

			Change
	2014	2013	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$39,452	$31,922	$7,530	23.6%
Group	6,456	6,237	219	3.5%
Other Businesses	51	670	(619)	(92.4)%
Total premiums	45,959	38,829	7,130	18.4%
Services:
Retail	39	18	21	116.7%
Group	763	735	28	3.8%
Healthcare Services	1,353	1,350	3	0.2%
Other Businesses	9	6	3	50.0%
Total services	2,164	2,109	55	2.6%
Investment income	377	375	2	0.5%
Total revenues	48,500	41,313	7,187	17.4%
Operating expenses:
Benefits	38,166	32,564	5,602	17.2%
Operating costs	7,639	6,355	1,284	20.2%
Depreciation and amortization	333	333	—	—%
Total operating expenses	46,138	39,252	6,886	17.5%
Income from operations	2,362	2,061	301	14.6%
Interest expense	192	140	52	37.1%
Income before income taxes	2,170	1,921	249	13.0%
Provision for income taxes	1,023	690	333	48.3%
Net income	$1,147	$1,231	$(84)	(6.8)%
Diluted earnings per common share	$7.36	$7.73	$(0.37)	(4.8)%
Benefit ratio (a)	83.0%	83.9%		(0.9)%
Operating cost ratio (b)	15.9%	15.5%		0.4%
Effective tax rate	47.2%	35.9%		11.3%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.
Summary
Net income was $1.1 billion, or $7.36 per diluted common share, in 2014 compared to $1.2 billion, or $7.73 per diluted common share, in 2013. Net income for 2014 includes expenses of $0.15 per diluted common share associated with a loss on extinguishment of debt for the redemption of certain senior notes in 2014 and net income for 2013 includes benefits expense of $0.99 per diluted common share for reserve strengthening associated with our closed-

block of long-term care insurance policies included with Other Businesses as discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data as well as the benefit of a reduction in benefits expense in 2013 related to a favorable settlement of contract claims with the DoD. Excluding these items, the increase in net income primarily resulted from higher pretax income in our Healthcare Services segment substantially offset by lower pretax income in our Retail and Group segments. In addition, 2014 was favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases.
Premiums Revenue
Consolidated premiums increased $7.1 billion, or 18.4%, from 2013 to $46.0 billion for 2014 primarily due to increases in both Retail and Group segment premiums mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership. In addition, year-over-year comparisons to 2013 were negatively impacted by sequestration which became effective April 1, 2013. Premiums revenue for our Other Businesses declined primarily due to the loss of our Puerto Rico Medicaid contracts effective September 30, 2013.
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
Benefits Expense
Consolidated benefits expense was $38.2 billion for 2014, an increase of $5.6 billion, or 17.2%, from 2013 primarily due to increases in both the Retail and Group segments mainly driven by higher average individual and group Medicare Advantage membership as well as higher individual commercial medical membership. We experienced favorable medical claims reserve development related to prior fiscal years of $518 million in 2014 and $474 million in 2013. These increases in favorable medical claims reserve development primarily resulted from increased membership and better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefited from these improvements.
The consolidated benefit ratio for 2014 was 83.0%, a decrease of 90 basis points from 2013 primarily due to reserve strengthening in 2013 associated with our closed-block of long-term care insurance policies included with Other Businesses as discussed above, as well as the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013 which more than offset higher ratios year-over-year in the Retail and Group segments.
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
The consolidated operating cost ratio for 2014 was 15.9%, increasing 40 basis points from 2013 primarily due to increases in the operating cost ratios in our Retail and Group segments due to the same factors impacting consolidated operating costs as described above.

Depreciation and Amortization
Depreciation and amortization for 2014 totaled $333 million, unchanged from 2013.
Interest Expense
Interest expense was $192 million for 2014 compared to $140 million for 2013, an increase of $52 million, or 37.1%. In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, We recognized a loss on extinguishment of debt of approximately $37 million in October 2014 for the redemption of these notes.
Income Taxes
Our effective tax rate during 2014 was 47.2% compared to the effective tax rate of 35.9% in 2013. The non-deductible nature of the health insurance industry fee levied on the insurance industry beginning in 2014 as mandated by the Health Care Reform Law increased our effective tax rate by approximately 9.4 percentage points for 2014.

Retail Segment

			Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,427,900	2,068,700	359,200	17.4%
Group Medicare Advantage	489,700	429,100	60,600	14.1%
Medicare stand-alone PDP	3,994,000	3,275,900	718,100	21.9%
Total Retail Medicare	6,911,600	5,773,700	1,137,900	19.7%
Individual commercial (a)	1,148,100	600,100	548,000	91.3%
State-based Medicaid	316,800	85,500	231,300	270.5%
Total Retail medical members	8,376,500	6,459,300	1,917,200	29.7%
Individual specialty membership (b)	1,165,800	1,042,500	123,300	11.8%

(a)	Individual commercial medical membership includes Medicare Supplement members.

(b)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$25,782	$22,481	$3,301	14.7%
Group Medicare Advantage	5,490	4,710	780	16.6%
Medicare stand-alone PDP	3,404	3,033	371	12.2%
Total Retail Medicare	34,676	30,224	4,452	14.7%
Individual commercial	3,265	1,160	2,105	181.5%
State-based Medicaid	1,255	328	927	282.6%
Individual specialty	256	210	46	21.9%
Total premiums	39,452	31,922	7,530	23.6%
Services	39	18	21	116.7%
Total premiums and services revenue	$39,491	$31,940	$7,551	23.6%
Income before income taxes	$1,339	$1,490	$(151)	(10.1)%
Benefit ratio	84.9%	85.1%		(0.2)%
Operating cost ratio	11.6%	10.1%		1.5%
Pretax Results

•
Retail segment pretax income was $1.3 billion in 2014, a decrease of $151 million, or 10.1%, compared to 2013 primarily driven by investment spending for health care exchanges and state-based contracts and higher specialty prescription drug costs associated with a new treatment for Hepatitis C, partially offset by Medicare Advantage and individual commercial medical membership growth as well as increased membership in our clinical programs.

Enrollment

•
Individual Medicare Advantage membership increased 359,200 members, or 17.4%, from December 31, 2013 to December 31, 2014 reflecting net membership additions, particularly for our HMO offerings, for the 2014 plan year.

•	Fully-insured group Medicare Advantage membership increased 60,600 members, or 14.1%, from December 31, 2013 to December 31, 2014 primarily due to the addition of a new large group account.

•
Medicare stand-alone PDP membership increased 718,100 members, or 21.9%, from December 31, 2013 to December 31, 2014 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2014 plan year.

•
Individual commercial medical membership increased 548,000 members, or 91.3%, from December 31, 2013 to December 31, 2014 primarily reflecting new sales, both on-exchange and off-exchange, of plans compliant with the Health Care Reform Law.

•
State-based Medicaid membership increased 231,300 members, or 270.5%, from December 31, 2013 to December 31, 2014 primarily driven by the addition of members under our Florida Medicaid and Florida Long-Term Support Services contracts as well as 18,300 dual eligible members from state-based contracts in Virginia and Illinois.

•	Individual specialty membership increased 123,300 members, or 11.8%, from December 31, 2013 to December 31, 2014 primarily driven by increased membership in dental and vision offerings.

Premiums revenue

•
Retail segment premiums increased $7.5 billion, or 23.6%, from 2013 to 2014 primarily due to membership growth across all lines of business, particularly for our Medicare Advantage, individual commercial medical, primarily on the health care exchanges, and state-based Medicaid businesses. Individual Medicare Advantage average membership increased 16.6% in 2014. Individual Medicare Advantage per member premiums decreased approximately 1.7% in 2014 compared to 2013, primarily due to Medicare rate reductions and the impact of sequestration which became effective on April 1, 2013.

Benefits expense

•
The Retail segment benefit ratio of 84.9% for 2014 decreased 20 basis points from 2013 primarily due to increased membership in our clinical programs and the inclusion of the health insurance industry fee in the pricing of our products, partially offset by higher specialty prescription drug costs associated with a new treatment for Hepatitis C, higher planned clinical investment spending, and higher benefit ratios associated with members from state-based contracts.

•
The Retail segment’s benefits expense for 2014 included the beneficial effect of $488 million in favorable prior-year medical claims reserve development versus $428 million in 2013. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 120 basis points in 2014 versus approximately 130 basis points in 2013.

Operating costs

•
The Retail segment operating cost ratio of 11.6% for 2014 increased 150 basis points from 2013 primarily due to the non-deductible health insurance industry fee mandated by the Health Care Reform Law and investment spending for health care exchanges and state-based contracts, partially offset by scale efficiencies from Medicare and individual commercial medical membership growth.

Group Segment

			Change
	2014	2013	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,235,500	1,237,000	(1,500)	(0.1)%
ASO	1,104,300	1,162,800	(58,500)	(5.0)%
Military services	3,090,400	3,101,800	(11,400)	(0.4)%
Total group medical members	5,430,200	5,501,600	(71,400)	(1.3)%
Group specialty membership (a)	6,502,700	6,780,800	(278,100)	(4.1)%

(a)
Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2014	2013	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,339	$5,117	$222	4.3%
Group specialty	1,098	1,095	3	0.3%
Military services	19	25	(6)	(24.0)%
Total premiums	6,456	6,237	219	3.5%
Services	763	735	28	3.8%
Total premiums and services revenue	$7,219	$6,972	$247	3.5%
Income before income taxes	$151	$240	$(89)	(37.1)%
Benefit ratio	79.5%	77.7%		1.8%
Operating cost ratio	26.5%	26.5%		—%
Pretax Results

•
Group segment pretax income decreased $89 million, or 37.1%, to $151 million in 2014 primarily reflecting higher utilization, mainly due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, as well as the continuing impact of transitional policy changes which allowed individuals to remain in plans not compliant with the Health Care Reform Law.

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

Premiums revenue

•
Group segment premiums increased $219.0 million, or 3.5%, from 2013 to 2014 primarily due to higher fully-insured commercial group medical premiums per member that more than offset a slight decline in total membership for this segment.

Benefits expense

•
The Group segment benefit ratio increased 180 basis points from 77.7% in 2013 to 79.5% in 2014 primarily due to higher utilization, mainly due to higher specialty prescription drug costs associated with a new treatment for Hepatitis C, as well as the continuing impact of transitional policy changes, partially offset by the inclusion of the health insurance industry fee and other fees mandated by the Health Care Reform Law in our pricing.

•
The Group segment’s benefits expense included the beneficial effect of $29 million in favorable prior-year medical claims reserve development versus $42 million in 2013. This favorable prior-year medical claims reserve development decreased the Group segment benefit ratio by approximately 40 basis points in 2014 versus approximately 70 basis points in 2013.

Operating costs

•
The Group segment operating cost ratio of 26.5% was unchanged from 2013, reflecting the impact of the non-deductible health insurance industry fee and other fees mandated by the Health Care Reform Law as well as a higher percentage of small group commercial business which carries a higher operating cost ratio than large group business, offset by operating cost efficiencies.

Healthcare Services Segment

			Change
	2014	2013	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$1,147	$1,195	$(48)	(4.0)%
Home based services	107	94	13	13.8%
Pharmacy solutions	99	59	40	67.8%
Clinical programs	—	2	(2)	(100.0)%
Total services revenues	1,353	1,350	3	0.2%
Intersegment revenues:
Pharmacy solutions	16,905	13,079	3,826	29.3%
Provider services	1,149	1,102	47	4.3%
Home based services	585	326	259	79.4%
Clinical programs	208	186	22	11.8%
Total intersegment revenues	18,847	14,693	4,154	28.3%
Total services and intersegment revenues	$20,200	$16,043	$4,157	25.9%
Income before income taxes	$738	$520	$218	41.9%
Operating cost ratio	95.6%	95.8%		(0.2)%
Pretax results

•
Healthcare Services segment pretax income of $738 million for 2014 increased $218 million from 2013. The increase is primarily due to a decline in the operating cost ratio in 2014 on a revenue base that reflects growth from our pharmacy solutions and home based services businesses as they serve our growing Medicare membership.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Group segment membership increased to approximately 329 million in 2014, up 20% versus scripts of approximately 274 million in 2013. The increase primarily reflects growth associated with higher average medical membership for 2014 than in 2013.

Services revenue

•	Services revenue for 2014 were relatively unchanged from 2013, increasing $3 million, or 0.2%, to $1.4 billion for 2014.

Intersegment revenues

•
Intersegment revenues increased $4.2 billion, or 28.3%, from 2013 to $18.8 billion for 2014 primarily due to growth in our Medicare membership which resulted in higher utilization of our pharmacy solutions and home based services businesses.

Operating costs

•
The Healthcare Services segment operating cost ratio of 95.6% for 2014 decreased 20 basis points from 95.8% for 2013 primarily due to an improvement in the ratio for our pharmacy solutions business partially offset by our investment in home based services and other businesses across the segment.

Other Businesses
Our Other Businesses pretax income of $1 million for 2014 compared to a pretax loss of $289 million for 2013. The pretax loss in 2013 included net expense of $243 million for reserve strengthening for our closed-block of long-term care insurance policies further discussed in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Year-over-year comparisons also reflect the loss of our Medicaid contracts in Puerto Rico effective September 30, 2013.
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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. On June 30, 2015 we received notification from CMS of risk adjustment and reinsurance settlement amounts for 2014. During 2015, we collected $392 million net for risk adjustment and reinsurance recoverable settlements associated with the 2014 coverage year. In addition, during 2015, we received our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement, representing only 12.6% of risk corridor receivables for the 2014 coverage year, was funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. We collected $25 million net of payments for risk corridor associated with the 2014 coverage year during 2015. HHS provided guidance under the three year risk corridor program that future collections will first be applied to any shortfalls from previous coverage years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. The remaining net receivable balance associated with the 3Rs was approximately $982 million at December 31, 2015, including $219 million related to the 2014 coverage year, and $679 million at December 31, 2014. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2015 Form 10-K.
Cash and cash equivalents increased to $2.6 billion at December 31, 2015 from $1.9 billion at December 31, 2014. The change in cash and cash equivalents for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$868	$1,618	$1,716
Net cash provided by (used in) investing activities	320	(63)	(1,182)
Net cash used in financing activities	(552)	(758)	(702)
Increase (decrease) in cash and cash equivalents	$636	$797	$(168)
Cash Flow from Operating Activities
The change in operating cash flows over the three year period primarily results from the corresponding change in earnings, enrollment activity, and the timing of working capital items as discussed below. The lower operating cash flows in 2015 primarily reflect the effect of significant growth in individual commercial medical and group Medicare Advantage membership in 2014 and changes in the timing of working capital items related to the growth in our pharmacy business. Operating cash flows for 2014 were favorably impacted and conversely operating cash flows for 2015 were negatively impacted from the typical pattern of claim payments that lagged premium receipts related to new membership in 2014. Individual commercial medical added 548,000 new members in 2014 compared to a decline of 90,400 members in 2015. Likewise, group Medicare Advantage added 60,600 new members in 2014 compared to a decline of 5,600 members in 2015. In addition, 2015 and 2014 operating cash flows were impacted by increased receivables associated with the 3Rs.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at December 31, 2015, 2014 and 2013:

				Change
	2015	2014	2013	2015	2014	2013
	(in millions)
IBNR (1)	$3,730	$3,254	$2,586	$476	$668	$34
Reported claims in process (2)	600	475	381	125	94	66
Premium deficiency reserve (3)	176	—	—	176	—	—
Other benefits payable (4)	470	746	926	(276)	(180)	14
Total benefits payable	$4,976	$4,475	$3,893	501	582	114
Payables from acquisition				—	—	(5)
Change in benefits payable per cash flow statement resulting in cash from operations				$501	$582	$109

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

(3)	Premium deficiency reserve recognized in 2015 for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year.

(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.
The increases in benefits payable in 2015 and 2014 largely were due to an increase in IBNR. IBNR increased during 2015 primarily as a result of individual Medicare Advantage membership growth while during 2014 IBNR also increased as a result of individual Medicare Advantage membership growth as well as significant growth in individual commercial medical and group Medicare Advantage membership. As discussed previously, our cash flows are impacted by changes in enrollment. In 2014 (the first year plans compliant with the Health Care Reform Law were effective), membership in new fully-insured individual commercial medical plans compliant with the Health Care Reform Law grew as compared with a decline in membership in these plans in 2015. Similarly, growth in group Medicare Advantage membership in 2014 favorably impacted the 2014 cash flows while a decline in group Medicare Advantage membership in 2015 negatively impacted the 2015 cash flows.
In addition, the increase in benefits payable in 2015 reflects the recognition of a premium deficiency reserve associated with our individual commercial medical products compliant with the Health Care Reform Law for the 2016 coverage year. An increase in the amount of processed but unpaid claims due to our pharmacy benefit administrator, which fluctuates due to month-end cutoff, also contributed to the benefits payable increase in each of 2015 and 2014. These items were partially offset by a decrease in amounts owed to providers under capitated and risk sharing arrangements in both 2015 and 2014, including the disbursement of a portion of our Medicare risk adjustment collections under our contractual obligations associated with our risk sharing arrangements. The increase in benefits payable in 2013 primarily was due to an increase in the amount of processed but unpaid claims due to our pharmacy benefit administrator and an increase in IBNR, primarily as a result of Medicare Advantage membership growth.

The detail of total net receivables was as follows at December 31, 2015, 2014 and 2013:

				Change
	2015	2014	2013	2015	2014	2013
	(in millions)
Medicare	$765	$664	$576	$101	$88	$154
Commercial and other	420	381	219	39	162	59
Military services	77	106	87	(29)	19	28
Allowance for doubtful accounts	(101)	(98)	(71)	(3)	(27)	(24)
Total net receivables	$1,161	$1,053	$811	108	242	217
Reconciliation to cash flow statement:
Provision for doubtful accounts				61	32	37
Change in receivables acquired, held-for-sale, or disposed from sale of business				11	(10)	(3)
Change in receivables per cash flow statement resulting in cash from operations				$180	$264	$251
As disclosed previously, on June 1, 2015, we completed the sale of our wholly owned subsidiary Concentra. Net receivables associated with Concentra were classified as held-for-sale at December 31, 2014 and December 31, 2013 and excluded from the table above for comparative purposes.
Medicare receivables are impacted by revenue growth associated with growth in individual and group Medicare membership and the timing of accruals and related collections associated with the CMS risk-adjustment model.
The increases in commercial and other receivables in each of 2015, 2014, and 2013 primarily are due to growth in the business. Excluding the effect of classifying Concentra receivables as held-for-sale at December 31, 2014, the increase in commercial and other receivables from 2013 to 2014 is primarily due to the commercial risk adjustment provision of the Health Care Reform Law which became effective in 2014.
Military services receivables at December 31, 2015, 2014, and 2013 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our current TRICARE South Region contract.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. The net receivable balance associated with the 3Rs was approximately $982 million at December 31, 2015 and $679 million at December 31, 2014, including certain amounts recorded in receivables as noted above. In 2015, we paid the federal government $867 million for the annual health insurance industry fee compared to our payment of $562 million in 2014.
In addition to the timing of payments of benefits expense, receipts for premiums and services revenues, and amounts due under the risk limiting and health insurance industry fee provisions of the Health Care Reform Law, other items impacting operating cash flows primarily resulted from the timing of working capital related to the growth in our pharmacy and payments for the Medicare Part D risk corridor provisions of our contracts with CMS.

Cash Flow from Investing Activities
On June 1, 2015, we completed the sale of Concentra for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $523 million in 2015, $528 million in 2014, and $441 million in 2013.
In 2015, we purchased a $284 million note receivable directly from a third-party bank syndicate related to the financing of MCCI Holdings, LLC's business as described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The purchase of this note is included with purchases of investment securities in our consolidated statement of cash flows.
Proceeds from sales and maturities of investment securities exceeded purchases by $103 million in 2015 and $411 million in 2014. These net proceeds were used to fund normal working capital needs due to an increase in receivables associated with the 3Rs in addition to the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies, as discussed below. We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $592 million in 2013.
Cash consideration paid for acquisitions, net of cash acquired, was $38 million in 2015, $18 million in 2014, and $187 million in 2013. Acquisitions in 2015 and 2014 included health and wellness related acquisitions. Cash paid for acquisitions in 2013 primarily related to the American Eldercare and other health and wellness related acquisitions.
Cash Flow from Financing Activities
Claims payments were $361 million higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk during 2015, $945 million higher during 2014, and $155 million higher during 2013. Our 2014 financing cash flows were negatively impacted by the timing of payments to and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. We experienced higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which resulted in higher subsidy receivable balances in 2014 that were settled in 2015 under the terms of our contracts with CMS. Our net receivable for CMS subsidies and brand name prescription drug discounts was $2.0 billion at December 31, 2015 compared to $1.7 billion at December 31, 2014. Refer to Note 6 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $4 million in 2015 and were less than reimbursements from the federal government by $5 million in 2013. Reimbursements from the federal government equaled health care cost payments for which we do not assume risk in 2014. Receipts from HHS associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were higher than claims payments by $69 million in 2015 and $26 million in 2014. See Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for further description.
We repurchased 1.9 million shares for $329 million in 2015, 5.7 million shares for $730 million in 2014 (excludes another $100 million held back pending final settlement of an accelerated stock repurchase plan in March 2015), and 5.8 million shares for $502 million in 2013 under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for an aggregate cost of $56 million in 2015, $42 million in 2014, and $29 million in 2013.
As discussed further below, we paid dividends to stockholders of $172 million in each of 2015 and 2014 and $168 million in 2013.

We entered into a commercial paper program in October 2014. Net proceeds from the issuance of commercial paper were $298 million 2015 and the maximum principal amount outstanding at any one time during 2015 was $414 million. There were no net proceeds from the issuance of commercial paper in 2014 and the maximum principal amount outstanding at any one time during 2014 was $175 million.
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
The remainder of the cash used in or provided by financing activities in 2015, 2014, and 2013 primarily resulted from proceeds from stock option exercises and the change in book overdraft.
Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2013, 2014, and 2015 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2013	$1.06	$167
2014	$1.10	$170
2015	$1.14	$170
The Merger discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger consistent with our historical dividend payments. Under the terms of the Merger Agreement, we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. In addition, under the terms of the Merger Agreement, we have agreed with Aetna to coordinate the declaration and payment of dividends so that our stockholders do not fail to receive a quarterly dividend around the time of the closing of the Merger.
On October 29, 2015, the Board declared a cash dividend of $0.29 per share that was paid on January 29, 2016 to stockholders of record on December 30, 2015, for an aggregate amount of $43 million.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Pursuant to the Merger Agreement, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015.

Senior Notes
In September 2014, we issued $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.85% senior notes due October 1, 2024 and $750 million of 4.95% senior notes due October 1, 2044. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $1.73 billion. We used a portion of the net proceeds to redeem the 6.45% senior unsecured notes as discussed below. We previously issued $500 million of 6.45% senior notes due June 1, 2016 that were redeemed in October 2014, $500 million of 7.20% senior notes due June 15, 2018, $300 million of 6.30% senior notes due August 1, 2018, $600 million of 3.15% senior notes due December 1, 2022, $250 million of 8.15% senior notes due June 15, 2038, and $400 million of 4.625% senior notes due December 1, 2042.
In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $560 million. We recognized a loss on extinguishment of debt of approximately $37 million in October 2014 in connection with the redemption of these notes.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.5 billion at December 31, 2015 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.3 billion and an actual leverage ratio of 1.3:1, as measured in accordance with the credit agreement as of December 31, 2015. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At December 31, 2015, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $1 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2015, we had $999 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2015 was $414 million. There was $299 million outstanding at December 31, 2015.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2015 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company increased to $1.6 billion at December 31, 2015 from $1.4 billion at December 31, 2014. This increase primarily reflects proceeds from the sale of Concentra on June 1, 2015, proceeds from issuance of commercial paper and subsidiary dividends to the parent company, partially offset by funding of subsidiary working capital requirements, common stock repurchases, capital expenditures, and payment of stockholder dividends. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by Departments of Insurance. Our regulated subsidiaries paid dividends to the parent of $493 million in 2015, $927 million in 2014, and $967 million in 2013. Subsidiary dividends in 2015 reflect the impact of losses for our individual commercial medical business compliant with the Health Care Reform Law and the November 5, 2015 revised statutory accounting guidance requiring the exclusion of risk corridor receivables from related statutory surplus described below. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2016 is approximately $900 million, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
On November 5, 2015, the National Association of Insurance Commissioners, or NAIC, issued statutory accounting guidance for receivables associated with the risk corridor provisions under the Health Care Reform Law, which requires the receivables to be excluded from subsidiary surplus. This accounting guidance required additional capital contributions into certain subsidiaries during 2015. This statutory accounting guidance does not affect our financial statements prepared in accordance with generally accepted accounting principles, under which we have recorded a receivable for risk corridor amounts due to us as an obligation of the United States Government under the Health Care Reform Law. At December 31, 2015, our gross risk corridor receivable for the 2014 and 2015 coverage years in the aggregate was $459 million. We expect to record a risk corridor receivable of approximately $340 million in 2016 for the 2016 coverage year.
Certain regulated subsidiaries recognized premium deficiency reserves for our individual commercial medical policies compliant with the Health Care Reform Law for the 2016 coverage year in the fourth quarter of 2015. Further, the statutory-based premium deficiency excludes the estimated benefit associated with the risk corridor provisions as a reduction in subsidiary surplus in accordance with the previously discussed November 5, 2015 statutory accounting guidance requiring the exclusion of risk corridor amounts from subsidiary surplus. As a result of the statutory-based premium deficiency, we will fund capital contributions into certain regulated subsidiaries of $450 million during the first quarter of 2016.

In 2015, we paid the federal government $867 million for the annual health insurance industry fee and expect to pay a higher amount in 2016 given an increase in market share. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Contractual Obligations
We are contractually obligated to make payments for years subsequent to December 31, 2015 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$4,099	$299	$800	$400	$2,600
Interest (1)	2,539	188	342	244	1,765
Operating leases (2)	697	173	286	148	90
Purchase obligations (3)	150	74	74	2	—
Future policy benefits payable and other long-term liabilities (4)	2,578	79	462	204	1,833
Total	$10,063	$813	$1,964	$998	$6,288

(1)	Interest includes the estimated contractual interest payments under our debt agreements.

(2)
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2026. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

Off-Balance Sheet Arrangements
As of December 31, 2015, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion off-balance sheet arrangements, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We continuously evaluate our estimates and those critical accounting policies primarily related to benefits expense and revenue recognition as well as accounting for impairments related to our investment securities, goodwill, and long-lived assets. These estimates are based on knowledge of current events and anticipated future events and, accordingly, actual results ultimately may differ from those estimates. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2015	Percentage of Total	December 31, 2014	Percentage of Total
	(dollars in millions)
IBNR	$3,730	75.0%	$3,254	72.7%
Reported claims in process	600	12.1%	475	10.6%
Premium deficiency reserve	176	3.5%	—	—%
Other benefits payable	470	9.4%	746	16.7%
Total benefits payable	$4,976	100.0%	$4,475	100.0%
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
We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent two months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent two months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and weekday seasonality.
The completion factor method is used for the months of incurred claims prior to the most recent two months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent two months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires us to examine historical trend patterns as the primary method of evaluation. Changes in claim processes, including recoveries of overpayments, receipt cycle times, claim inventory levels, outsourcing, system conversions, and processing disruptions due to weather or other events affect views regarding the reasonable choice of completion factors. Claim payments to providers for services rendered are often net of overpayment recoveries for claims paid previously, as contractually allowed. Claim overpayment recoveries can result from many different factors, including retroactive enrollment activity, audits of provider billings, and/or payment errors. Changes in patterns of claim overpayment recoveries can be unpredictable and result in completion factor volatility, as they often impact older dates of service. The receipt cycle time measures the average length of time between when a medical claim was initially incurred and when the claim form was received. Increases in electronic claim submissions from providers decrease the receipt cycle time. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claim may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required.
Medical cost trends potentially are more volatile than other segments of the economy. The drivers of medical cost trends include increases in the utilization of hospital facilities, physician services, new higher priced technologies and medical procedures, and new prescription drugs and therapies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, the tort liability system, increases in medical services capacity, direct to consumer advertising for prescription drugs and medical services, an aging population, lifestyle changes including diet and smoking, catastrophes, and epidemics also may impact medical cost trends. Internal factors such as system conversions, claims processing cycle times, changes in medical management practices and changes in provider contracts also may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. All of these factors are considered in estimating IBNR and in estimating the per member per month claims trend for purposes of determining the reserve for the most recent two months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. The results of these studies are also considered in determining the reserve for the most recent two months. Each of these factors requires significant judgment by management.

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2015 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.60%	$(181)	(2.75)%	$(298)
0.50%	$(151)	(2.50)%	$(271)
0.40%	$(120)	(2.25)%	$(244)
0.30%	$(90)	(2.00)%	$(217)
0.20%	$(60)	(1.75)%	$(190)
0.10%	$(30)	(1.50)%	$(162)
—%	$—	(1.25)%	$(135)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2015 caused by changes in completion factors for incurred months prior to the most recent two months.

(b)
Reflects estimated potential changes in benefits payable at December 31, 2015 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.

(c)	The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals.

	2015	2014	2013
	(in millions)
Balances at January 1	$4,475	$3,893	$3,775
Less: Reinsurance recoverables	(78)	—	—
Balances at January 1, net	4,397	3,893	3,775
Acquisitions	—	—	5
Incurred related to:
Current year	44,397	38,641	32,711
Prior years	(236)	(518)	(474)
Total incurred	44,161	38,123	32,237
Paid related to:
Current year	(39,802)	(34,357)	(29,103)
Prior years	(4,041)	(3,262)	(3,021)
Total paid	(43,843)	(37,619)	(32,124)
Premium deficiency reserve	176	—	—
Reinsurance recoverable	85	78	—
Balances at December 31	$4,976	$4,475	$3,893

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

	Favorable Development by Changes in Key Assumptions
	2015		2014		2013
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(145)	(1.5)%	$(266)	(3.7)%	$(233)	(3.4)%
Completion factors	(91)	0.4%	(252)	1.2%	(241)	1.2%
Total	$(236)		$(518)		$(474)

(a)	The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $236 million in 2015, $518 million in 2014, and $474 million in 2013. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2015, 2014, and 2013.

	Favorable Medical Claims Reserve Development			Change
	2015	2014	2013	2015	2014
	(in millions)
Retail Segment	$(228)	$(488)	$(428)	$260	$(60)
Group Segment	(7)	(29)	(42)	22	13
Other Businesses	(1)	(1)	(4)	—	3
Total	$(236)	$(518)	$(474)	$282	$(44)
The favorable medical claims reserve development for 2015, 2014, and 2013 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. The decline in favorable prior period development in 2015 primarily was due to the impact of lower financial claim recoveries due in part to our gradual implementation during 2014 of inpatient authorization review prior to admission as opposed to post adjudication, as well as higher than expected flu associated claims from the fourth quarter of 2014 and continued volatility in claims associated with individual commercial medical products. The higher favorable prior period development during 2014 and 2013 resulted from increased membership, better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefited from these improvements.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2015 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.

Benefits expense excluded from the previous table was as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Premium deficiency reserve for short-duration policies	$176	$—	$—
Military services	12	11	(27)
Future policy benefits	(80)	32	354
Total	$108	$43	$327
In the fourth quarter of 2015, we recognized a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year as discussed in more detail in Note 7 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Military services benefits expense for 2015 and 2014 reflect expenses associated with our contracts with the Veterans Administration. Military services benefits expense for 2013 reflects the beneficial effect of a favorable settlement of contract claims with the DoD partially offset by expenses associated with our contracts with the Veterans Administration.
Certain health policies sold to individuals prior to 2014 (the first year plans compliant with the Health Care Reform Law were effective) are accounted for as long-duration as more fully described below. The reduction in future policy benefits in 2015 reflects the release of reserves as individual commercial medical members transition to plans compliant with the Health Care Reform Law.
Future policy benefits payable of $2.2 billion and $2.3 billion at December 31, 2015 and 2014, respectively, represent liabilities for long-duration insurance policies including long-term care insurance, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on premium rate increase, interest rate, mortality, morbidity, persistency (the percentage of policies remaining in-force), and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). Because these policies have long-term claim payout periods, there is a greater risk of significant variability in claims costs, either positive or negative. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.
Future policy benefits payable include $1.5 billion at December 31, 2015 and 2014 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Approximately 31,800 policies remain in force as of December 31, 2015. No new policies have been written since 2005 under this closed block. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no additional liability at December 31, 2015 and $123 million of additional liability at December 31, 2014. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.

Long-term care insurance policies provide nursing home and home health coverage for which premiums are collected many years in advance of benefits paid, if any. Therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual interest, morbidity, mortality, and maintenance expense assumptions from those assumed in our reserves are particularly significant to our closed block of long-term care insurance policies. A prolonged period during which interest rates remain at levels lower than those anticipated in our reserving would result in shortfalls in investment income on assets supporting our obligation under long term care policies because the long duration of the policy obligations exceeds the duration of the supporting investment assets. Further, we monitor the loss experience of these long-term care insurance policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases, interest rates, and/or loss experience vary from our loss recognition date assumptions, future material adjustments to reserves could be required.
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
For our closed block of long-term care policies, actuarial assumptions used to estimate reserves are inherently uncertain due to the potential changes in trends in mortality, morbidity, persistency and interest rates as well as premium rate increases. As a result, our long term care reserves may be subject to material increases if these trends develop adversely to our expectations. The estimated increase in reserves and additional benefit expense from hypothetically modeling adverse variations in our actuarial assumptions, in the aggregate, could be up to $400 million, net of reinsurance. Although such hypothetical revisions are not currently appropriate, we believe they could occur based on past variances in experience and our expectation of the ranges of future experience that could reasonably occur, and any such revision could be material. Generally accepted accounting principles do not allow us to unlock our assumptions for favorable items.
In addition, future policy benefits payable includes amounts of $205 million at December 31, 2015, $210 million at December 31, 2014, and $215 million at December 31, 2013 which are subject to 100% coinsurance agreements as more fully described in Note 19 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.
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
We bill and collect premium from employer groups and members in our Medicare and other individual products monthly. We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues from for our Medicare and individual commercial medical products resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.
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
Investment Securities
Investment securities totaled $9.1 billion, or 37% of total assets at December 31, 2015, and $9.5 billion, or 41% of total assets at December 31, 2014. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2015 and 2014. The fair value of debt securities were as follows at December 31, 2015 and 2014:

	December 31, 2015	Percentage of Total	December 31, 2014	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$332	3.6%	$374	3.9%
Mortgage-backed securities	1,891	20.8%	1,498	15.7%
Tax-exempt municipal securities	2,668	29.3%	3,068	32.1%
Mortgage-backed securities:
Residential	13	0.1%	17	0.2%
Commercial	985	10.8%	843	8.8%
Asset-backed securities	263	2.9%	29	0.3%
Corporate debt securities	2,958	32.5%	3,718	39.0%

Total debt securities	$9,110	100.0%	$9,547	100.0%

Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2015. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Tax-exempt municipal securities included pre-refunded bonds of $178 million at December 31, 2015 and $199 million at December 31, 2014. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations at the time the fund is established. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for $1.0 billion of these municipals in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for $1.4 billion of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax-exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $173 million and $484 million at December 31, 2015 and 2014, respectively, of tax-exempt securities guaranteed by monoline insurers. The equivalent weighted average S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA.
Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was $1 million at December 31, 2015 and 2014. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio. The percentage of corporate securities associated with the financial services industry was 25% at December 31, 2015 and 21% at December 31, 2014.
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2015:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$195	$(1)	$14	$—	$209	$(1)
Mortgage-backed securities	1,484	(20)	86	(3)	1,570	(23)
Tax-exempt municipal securities	843	(3)	52	(1)	895	(4)
Mortgage-backed securities:
Residential	2	—	4	—	6	—
Commercial	626	(13)	265	(28)	891	(41)
Asset-backed securities	258	(2)	—	—	258	(2)
Corporate debt securities	918	(45)	63	(10)	981	(55)
Total debt securities	$4,326	$(84)	$484	$(42)	$4,810	$(126)
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
The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2015 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2015.
All issuers of securities we own that were trading at an unrealized loss at December 31, 2015 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets than when the securities were purchased. At December 31, 2015, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2015. There were no material other-than-temporary impairments in 2015, 2014, or 2013.
Goodwill and Long-lived Assets
At December 31, 2015, goodwill and other long-lived assets represented 20% of total assets and 48% of total stockholders’ equity, compared to 24% and 59%, respectively, at December 31, 2014.
We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition. The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2015 segment change discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill, with the exception of our provider services reporting unit in our Healthcare Services segment. The provider services reporting unit would decline to approximately 10% margin after factoring in a 100 basis point increase in the discount rate.
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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Prior to 2009, under interest rate swap agreements, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. We terminated all of our interest rate swap agreements in 2008. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2015 or December 31, 2014.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at December 31, 2015. Our net unrealized position decreased $383 million from a net unrealized gain position of $475 million at December 31, 2014 to a net unrealized gain position of $92 million at December 31, 2015. At December 31, 2015, we had gross unrealized losses of $126 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during 2015. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.1 years as of December 31, 2015 and 4.1 years as of December 31, 2014. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $459 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2015 and 2014. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points two times, and have changed by less than 100 basis points seven times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2015
Investment income (a)	$(33)	$(27)	$(21)	$41	$82	$124
Interest expense (b)	3	3	3	(3)	(6)	(9)
Pretax	$(30)	$(24)	$(18)	$38	$76	$115
As of December 31, 2014
Investment income (a)	$(20)	$(15)	$(9)	$42	$85	$128
Interest expense (b)	—	—	—	—	—	—
Pretax	$(20)	$(15)	$(9)	$42	$85	$128

(a)	As of December 31, 2015 and 2014, some of our investments had interest rates below 3% so the assumed hypothetical change in pretax earnings does not reflect the full 3% point reduction.

(b)
The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2015 or December 31, 2014. There was $299 million outstanding under our commercial paper program at December 31, 2015. As of December 31, 2015, our interest rate under our commercial paper program was less than 1% so the assumed hypothetical change in pretax earnings does not reflect the full 1% point reduction. There were no borrowings outstanding under our commercial paper program at December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,571	$1,935
Investment securities	7,267	7,598
Receivables, less allowance for doubtful accounts of $101 in 2015 and $98 in 2014	1,161	1,053
Other current assets	4,712	4,007
Assets held-for-sale	—	943
Total current assets	15,711	15,536
Property and equipment, net	1,384	1,228
Long-term investment securities	1,843	1,949
Goodwill	3,265	3,231
Other long-term assets	2,502	1,583
Total assets	$24,705	$23,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,976	$4,475
Trade accounts payable and accrued expenses	2,212	2,095
Book overdraft	301	334
Unearned revenues	364	361
Short-term borrowings	299	—
Liabilities held-for-sale	—	206
Total current liabilities	8,152	7,471
Long-term debt	3,821	3,825
Future policy benefits payable	2,151	2,349
Other long-term liabilities	235	236
Total liabilities	14,359	13,881
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,372,059 shares issued at December 31, 2015 and 197,951,551 shares issued at December 31, 2014	33	33
Capital in excess of par value	2,530	2,330
Retained earnings	11,017	9,916
Accumulated other comprehensive income	58	223
Treasury stock, at cost, 50,084,043 shares at December 31, 2015 and 48,347,541 shares at December 31, 2014	(3,292)	(2,856)
Total stockholders’ equity	10,346	9,646
Total liabilities and stockholders’ equity	$24,705	$23,527
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2015	2014	2013
	(in millions, except per share results)
Revenues:
Premiums	$52,409	$45,959	$38,829
Services	1,406	2,164	2,109
Investment income	474	377	375
Total revenues	54,289	48,500	41,313
Operating expenses:
Benefits	44,269	38,166	32,564
Operating costs	7,318	7,639	6,355
Depreciation and amortization	355	333	333
Total operating expenses	51,942	46,138	39,252
Income from operations	2,347	2,362	2,061
Gain on sale of business	270	—	—
Interest expense	186	192	140
Income before income taxes	2,431	2,170	1,921
Provision for income taxes	1,155	1,023	690
Net income	$1,276	$1,147	$1,231
Basic earnings per common share	$8.54	$7.44	$7.81
Diluted earnings per common share	$8.44	$7.36	$7.73
Dividends declared per common share	$1.15	$1.11	$1.07
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Net income	$1,276	$1,147	$1,231
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(114)	122	(338)
Effect of income taxes	42	(44)	124
Total change in unrealized investment gains/losses, net of tax	(72)	78	(214)
Reclassification adjustment for net realized gains included in investment income	(146)	(20)	(22)
Effect of income taxes	53	7	8
Total reclassification adjustment, net of tax	(93)	(13)	(14)
Other comprehensive (loss) income, net of tax	(165)	65	(228)
Comprehensive income	$1,111	$1,212	$1,003
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2013	194,471	$32	$2,101	$7,881	$386	$(1,553)	$8,847
Net income				1,231			1,231
Other comprehensive income					(228)		(228)
Common stock repurchases						(531)	(531)
Dividends and dividend equivalents			—	(170)			(170)
Stock-based compensation			92				92
Restricted stock unit vesting	563	—					—
Stock option exercises	1,242	1	66				67
Stock option and restricted stock tax benefit			8				8
Balances, December 31, 2013	196,276	33	2,267	8,942	158	(2,084)	9,316
Net income				1,147			1,147
Other comprehensive loss					65		65
Common stock repurchases			(100)			(772)	(872)
Dividends and dividend equivalents			—	(173)			(173)
Stock-based compensation			98				98
Restricted stock unit vesting	966	—					—
Stock option exercises	710	—	52				52
Stock option and restricted stock tax benefit			13				13
Balances, December 31, 2014	197,952	33	2,330	9,916	223	(2,856)	9,646
Net income				1,276			1,276
Other comprehensive income					(165)		(165)
Common stock repurchases			100			(485)	(385)
Dividends and dividend equivalents			—	(175)			(175)
Stock-based compensation			109				109
Restricted stock unit vesting	159	—	(49)			49	—
Stock option exercises	261	—	23				23
Stock option and restricted stock tax benefit			17				17
Balances, December 31, 2015	198,372	$33	$2,530	$11,017	$58	$(3,292)	$10,346
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$1,276	$1,147	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	(270)	—	—
Depreciation	354	328	309
Amortization	93	121	117
Stock-based compensation	109	98	92
Net realized capital gains	(146)	(20)	(22)
(Benefit) provision for deferred income taxes	(2)	(64)	42
Provision for doubtful accounts	61	32	37
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(180)	(264)	(251)
Other assets	(872)	(952)	(330)
Benefits payable	501	582	109
Other liabilities	(129)	413	313
Unearned revenues	3	155	(24)
Other	70	42	93
Net cash provided by operating activities	868	1,618	1,716
Cash flows from investing activities
Acquisitions, net of cash acquired	(38)	(18)	(187)
Proceeds from sale of business	1,061	72	34
Purchases of property and equipment	(523)	(528)	(441)
Proceeds from sales of property and equipment	1	—	4
Purchases of investment securities	(6,739)	(2,883)	(3,261)
Maturities of investment securities	1,065	885	1,077
Proceeds from sales of investment securities	5,493	2,409	1,592
Net cash provided by (used in) investing activities	320	(63)	(1,182)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	(296)	(919)	(150)
Proceeds from issuance of senior notes, net	—	1,733	—
Proceeds from issuance of commercial paper, net	298	—	—
Repayment of long-term debt	—	(500)	—
Common stock repurchases	(385)	(872)	(531)
Dividends paid	(172)	(172)	(168)
Excess tax benefit from stock-based compensation	15	12	8
Change in book overdraft	(33)	(69)	79
Proceeds from stock option exercises and other, net	21	29	60
Net cash used in financing activities	(552)	(758)	(702)
Increase (decrease) in cash and cash equivalents	636	797	(168)
Cash and cash equivalents at beginning of year	1,935	1,138	1,306
Cash and cash equivalents at end of year	$2,571	$1,935	$1,138
Supplemental cash flow disclosures:
Interest payments	$187	$143	$146
Income tax payments, net	$1,179	$1,030	$734
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$38	$18	$196
Less: Fair value of liabilities assumed	—	—	(9)
Cash paid for acquired businesses, net of cash acquired	$38	$18	$187
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company focused on making it easy for people to achieve their best health with clinical excellence through coordinated care. Our strategy integrates care delivery, the member experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 73% of our total premiums and services revenue from contracts with the federal government in 2015, including 14% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc. and subsidiaries that the Company controls, including variable interest entities associated with medical practices for which we are the primary beneficiary. We do not own many of our medical practices but instead enter into exclusive management agreements with the affiliated Professional Associations, or P.A.s, that operate these medical practices. Based upon the provisions of these agreements, these affiliated P.A.s are variable interest entities and we are the primary beneficiary, and accordingly we consolidated the affiliated P.A.s. All significant intercompany balances and transactions have been eliminated.
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
Certain amounts have been reclassified to conform to the current year presentation, including business segment reclassifications discussed below and the reclassification of Concentra Inc. assets and liabilities as held-for-sale in our December 31, 2014 balance sheet for comparative purposes. Refer to Note 3 for a discussion of the sale of Concentra in June 2015.
Aetna Merger

On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we will merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. Under the terms of the Merger Agreement, at the closing of the Merger, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash. The total transaction was estimated at approximately $37 billion including the assumption of Humana debt, based on the closing price of Aetna common shares on July 2, 2015. The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends (we agreed that our

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly dividend will not exceed $0.29 per share) and repurchases of our securities (we agreed to suspend our share repurchase program), restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.
On October 19, 2015, our stockholders approved the adoption of the Merger Agreement at a special stockholder meeting. Also on October 19, 2015, the holders of Aetna outstanding shares approved the issuance of Aetna common stock in the Merger at a special meeting of Aetna shareholders.
The Merger is subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (iv) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (v) material compliance by each party with its covenants in the Merger Agreement, and (vi) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) CMS has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. The Merger is currently expected to close in the second half of 2016.
Business Segment Reclassifications
On January 1, 2015, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and renamed our Employer Group segment to the Group segment. Our three reportable segments remain Retail, Group, and Healthcare Services. The more significant realignments included reclassifying Medicare benefits offered to groups to the Retail segment from the Group segment, bringing all of our Medicare offerings, which are now managed collectively, together in one segment, recognizing that in some instances we market directly to individuals that are part of a group Medicare account. In addition, we realigned our military services business, primarily consisting of our TRICARE South Region contract previously included in the Other Businesses category, to our Group segment as we consider this contract with the government to be a group account. Prior period segment financial information has been recast to conform to the 2015 presentation. See Note 17 for segment financial information and Note 9 for goodwill information by segment.
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
The Health Care Reform Law imposes an annual premium-based fee on health insurers for each calendar year beginning on or after January 1, 2014 which is not deductible for tax purposes. We are required to estimate a liability for the health insurer fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. We record the liability for the health insurer fee in trade accounts payable and accrued expenses and record the deferred cost in other current assets in our consolidated financial statements. We pay the health insurer fee in September of each year. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. See Note 7 for detail regarding amounts paid for the annual health insurer fee.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Health Care Reform Law also establishes risk spreading premium stabilization programs effective January 1, 2014. The risk spreading programs are applicable to certain of our commercial medical insurance products. In the aggregate, our commercial medical insurance products represented approximately 18% of our total premiums and services revenue for the year ended December 31, 2015, a subset of which is subject to these programs. These programs, commonly referred to as the 3Rs, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridors program designed to more evenly spread the financial risk borne by issuers and to mitigate the risk that issuers would have mispriced products. The transitional reinsurance and temporary risk corridors programs are for years 2014 through 2016, with potential for additional reinsurance recoveries through 2018 to the extent funds are available. Policies issued prior to March 23, 2010 are considered grandfathered policies and are exempt from the 3Rs. Certain states have allowed non-grandfathered policies issued prior to January 1, 2014 to extend the date of required transition to policies compliant with the Health Care Reform Law to as late as 2017. Accordingly, such policies are exempt from the 3Rs until they transition to policies compliant with the Health Care Reform Law.
The permanent risk adjustment program adjusts the premiums that commercial individual and small group health insurance issuers receive based on the demographic factors and health status of each member as derived from current year medical diagnosis as reported throughout the year. This program transfers funds from lower risk plans to higher risk plans within similar plans in the same state. The risk adjustment program is applicable to commercial individual and small group health plans (except certain exempt and grandfathered plans as discussed above) operating both inside and outside of the health insurance exchanges established under the Health Care Reform Law. Under the risk adjustment program, a risk score is assigned to each covered member to determine an average risk score at the individual and small group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Plans with an average risk score below the state average will pay into a pool and health insurance issuers with an average risk score that is greater than the state average risk score will receive money from that pool. We generally rely on providers, including certain network providers who are our employees, to appropriately document all medical data, including the diagnosis codes submitted with claims, as the basis for our risk scores under the program. Our estimate of amounts receivable and/or payable under the risk adjustment program is based on our estimate of both our own and the state average risk scores. Assumptions used in these estimates include but are not limited to published third party studies and other publicly available data including regulatory plan filings, geographic considerations including our historical experience in markets we have participated in over a long period of time, member demographics (including age and gender for our members and other health insurance issuers), our pricing model, sales data for each metal tier (different metal tiers yield different risk scores), and the mix of previously underwritten membership as compared to new members in plans compliant with the Health Care Reform Law. We refine our estimates as new information becomes available, including additional data released by the Department of Health and Human Services, or HHS, regarding estimates of state average risk scores. Risk adjustment is subject to audit by HHS beginning with the 2015 coverage year, however, there will be no payments associated with these audits for 2015, the pilot year for the audits.
The temporary risk corridor program applies to individual and small group Qualified Health Plans (or substantially equivalent plans), or QHPs, as defined by HHS, operating both inside and outside of the exchanges. Accordingly, plans subject to risk adjustment that are not QHPs, including our small group health plans, were not subject to the risk corridor program in 2014 or 2015. The risk corridor provisions limit issuer gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from HHS. Variances from the target exceeding certain thresholds may result in HHS making additional payments to us or require us to refund HHS a portion of the premiums we received.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We are required to remit payment for our per member reinsurance contribution, exclusive of the portion payable to the U.S. Treasury, by January 15 of the year following the coverage year, or January 15, 2016 for the 2015 coverage year. The portion of the reinsurance contribution due to the U.S. Treasury must be paid by November 15 of the year following the coverage year, or November 15, 2016 for the 2015 coverage year. Risk adjustment calculations will be completed and HHS will notify us of recoveries due or payments owed to/from us under the risk adjustment and reinsurance programs by June 30 of the year following the coverage year. Following this notification, risk corridor calculations are then due by July 31 of the year following the coverage year. Payments due to HHS under the risk adjustment and risk corridor programs must be remitted within 30 days of notification for each program and will be collected prior to the distribution of recoveries by HHS under each program. Payment and recovery amounts associated with reinsurance and risk adjustment will generally be settled with HHS annually in the year following the coverage year. Accordingly, for the 2015 coverage year, we expect to receive recoveries and/or pay amounts due under these programs in 2016. The risk corridor program is a three year program. We are required to pay gross risk corridor payables in the second half of the year following the coverage year. Interim settlements of risk corridor receivables in the year following the coverage year are limited to risk corridor amounts collected by HHS and available for distribution in the year following the coverage year. HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous coverage years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations.
See Note 7 for detail regarding amounts recorded to the consolidated balance sheets related to the 3Rs.
In addition to the provisions discussed above, beginning in 2014, HHS pays us a portion of the health care costs for low-income individual members for which we assume no risk in accordance with the Health Care Reform Law. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefits expense for these subsidies. Receipt and payment activity is accumulated at the state and legal entity level and recorded in our consolidated balance sheet in other current assets or trade accounts payable and accrued expenses depending on the state and legal entity balance at the end of the reporting period. We will be notified of final settlement amounts by June 30 of the year following the coverage year. Receipts from HHS associated with cost sharing subsidies for which we do not assume risk were approximately $478 million, exceeding payments of $409 million by $69 million for the year ended December 31, 2015. For the year ended December 31, 2014, receipts from HHS associated with cost sharing subsidies for which we do not assume risk were approximately $281 million, exceeding payments of $255 million by $26 million. The program began in 2014, and as such, there were no receipts or payments from HHS for cost sharing subsidies in 2013.
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
Premiums Revenue
We bill and collect premium from employer groups and members in our Medicare and other individual products monthly. We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues for our Medicare and individual commercial medical products resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership and changes in risk corridor estimates are recognized when the amounts become determinable and the collectibility is reasonably assured.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2015, subsidy and discount payments of $8.9 billion exceeded reimbursements of $8.6 billion by $361 million. For 2014, subsidy and discount payments of $6.7 billion exceeded reimbursements of $5.8 billion by $945 million. For 2013, subsidy and discount payments of $4.8 billion exceeded reimbursements of $4.6 billion by $154 million. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
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
Under our current TRICARE South Region contract with the Department of Defense, we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. We account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement. The current contract includes fixed administrative services fees and incentive fees and penalties. Administrative services fees are recognized as services are performed.
Our TRICARE members are served by both in-network and out-of-network providers in accordance with the current contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2015, health care cost reimbursements and payments were each approximately $3.3 billion, with payments exceeding reimbursements by $4 million for the year. For 2014, health care cost reimbursements and payments were each $3.2 billion. For 2013, health care cost reimbursements and payments were each approximately $3.2 billion, with reimbursements exceeding payments by $5 million for the year.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income. See Note 18.
Beginning in 2014, health policies sold to individuals that conform to the Health Care Reform Law are accounted for under a short-duration model and accordingly policy acquisition costs are expensed as incurred because premiums received in the current year are intended to pay anticipated benefits in that year. In addition, as previously underwritten members transition to plans compliant with the Health Care Reform Law, it results in policy lapses and the recognition of previously deferred acquisition costs.
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
We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. Impairment tests completed for 2015, 2014, and 2013 did not result in an impairment loss.
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
Benefits Payable and Benefits Expense Recognition
Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided on

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in our consolidated balance sheets. Other supplemental benefits include dental, vision, and other supplemental health and financial protection products.
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
We reassess the profitability of our contracts for providing insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency reserve in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts without consideration of investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. Because the majority of our member contracts renew annually, we would not record a material premium deficiency reserve, except when unanticipated adverse events or changes in circumstances indicate otherwise. In the fourth quarter of 2015, we recognized a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year as discussed in more detail in Note 7.
We believe our benefits payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.
Future policy benefits payable
Future policy benefits payable include liabilities for long-duration insurance policies including long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefits expense in the period the changes occur. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs. We adjust future policy benefits payable for the additional liability that would have been recorded if investment securities backing the liability had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. We include the impact of this adjustment, if any, net of applicable deferred taxes, with the change in unrealized investment gain (loss) in accumulated other comprehensive income in stockholders’ equity. As discussed previously, beginning in 2014, health policies sold to individuals that conform to the Health Care Reform Law are accounted for under a short-duration model under which policy reserves are not established because premiums received in the current year are intended to pay anticipated benefits in that year. In addition, as previously underwritten members transition to plans compliant with the Health Care Reform Law, it results in policy lapses and the release of reserves for future policy benefits.
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
Derivative Financial Instruments
On October 29, 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, a privately held Medical Services Organization, or MSO, headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida, Texas and Georgia. Our agreement with MCCI includes a put option that would allow the controlling interest holder to put their interest to us beginning in 2018 as well as a call option that would allow us to purchase the controlling interest beginning in 2021. Accordingly, we recorded, at fair value, a liability and an asset associated with the put and call, respectively. Changes in the fair value of the liability and asset during the years ended December 31, 2015, 2014, and 2013 were not material to our results of operations, financial condition, or cash flows.
At times, we may use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. We were not party to any interest-rate swap agreements in 2015, 2014, or 2013.
Related Party
As noted above, MCCI is a related party to Humana. In December 2015, we purchased a note receivable directly from a third-party bank syndicate related to the financing of MCCI's business and extended the exercise date of the put option to 2018 and the call option to 2021 as previously discussed. The $284 million note receivable bears interest at 10% annually, payable in quarterly installments, and matures in December 2020. We have also entered into a revolving note agreement providing a line of credit up to $55 million under which no amounts have been drawn. The note receivable is included with other long-term assets in our consolidated balance sheet and with purchases of investment securities in our consolidated statement of cash flows. The related interest income is included in investment income in our consolidated statement of income. MCCI provides services to Humana Medicare Advantage members under capitation contracts with our health plans. Under these capitation agreements with Humana, MCCI assumes the financial risk associated with these Medicare Advantage members. We also advanced MCCI $9 million, with repayment terms tied to the performance under the capitation agreements. We recognized benefits expense of approximately $1.0 billion in 2015, $962 million in 2014 and $873 million in 2013 under these capitation agreements with MCCI.
Stock-Based Compensation
We generally recognize stock-based compensation expense, as determined on the date of grant at fair value, on a straight-line basis over the period during which an employee is required to provide service in exchange for the award (the vesting period). In addition, for awards with both time and performance-based conditions, we generally recognize compensation expense on a straight line basis over the vesting period when it is probable that the performance condition will be achieved. However, prior to July 2, 2015, for awards granted to retirement eligible employees, compensation expense is recognized on a straight-line basis over the shorter of the requisite service period or the period from the date

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of grant to an employee’s eligible retirement date. For awards granted on or after July 2, 2015 to retirement eligible employees, we recognize expense on a straight-line basis over the service period (the vesting period). We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. In addition, we report certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. Additional detail regarding our stock-based compensation plans is included in Note 13.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board, or FASB, issued new guidance related to classification and measurement of financial instruments which requires equity securities that are not accounted for using the equity method or that do not result in consolidation, to be accounted for at fair value with changes in fair value recognized through net income. The new guidance is effective for us beginning with annual and interim periods in 2018 with early adoption permitted under certain circumstances. We are currently evaluating the impact, if any, on our results of operations, financial position, and cash flows.
In November 2015, the FASB issued new guidance related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance is effective for us beginning with annual and interim periods in 2017, with early adoption permitted. We elected to early adopt the guidance and have classified all deferred tax liabilities and assets as noncurrent in our consolidated balance sheet at December 31, 2015 to simplify their presentation. Prior periods were not retrospectively adjusted. The adoption of the new guidance did not have any impact on our results of operations or cash flows.
In May 2015, the FASB issued new guidance requiring insurance entities to provide additional disclosures about claim liabilities including paid claims development information by accident year and claim frequency data and related methodologies. The guidance is effective for us beginning with the 2016 annual reporting period and interim periods beginning in 2017. We are currently evaluating the impact the new guidance will have on our disclosures.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
3. ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $270 million which is reported as gain on sale of business in the accompanying condensed consolidated statements of income for the year ended December 31, 2015.
In March 2015, we classified Concentra as held-for-sale and aggregated Concentra's assets and liabilities separately on the balance sheet, including a reclassification of the December 31, 2014 balance sheet for comparative purposes. The assets and liabilities of Concentra that were disposed of on June 1, 2015 and classified as held-for-sale as of December 31, 2014 were as follows:

	June 1, 2015	December 31, 2014
Assets	(in millions)
Receivables, net	$130	$115
Property and equipment, net	197	191
Goodwill	480	480
Other intangible assets, net	124	132
Other assets	27	25
Total assets disposed/held-for-sale	$958	$943
Liabilities
Trade accounts payable and accrued expenses	81	90
Other liabilities	114	116
Total liabilities disposed/held-for-sale	$195	$206
Net assets disposed	$763	$737
For the year ended December 31, 2015, the accompanying condensed consolidated statements of income include revenues related to Concentra of $411 million in 2015, $998 million in 2014, and $981 million in 2013.
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
The results of operations and financial condition of American Eldercare has been included in our consolidated statements of income and consolidated balance sheets from the acquisition date. In addition, during 2015, 2014 and

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013, we acquired other health and wellness and technology related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2015, 2014, and 2013 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2015 and 2014, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$331	$2	$(1)	$332
Mortgage-backed securities	1,902	12	(23)	1,891
Tax-exempt municipal securities	2,611	61	(4)	2,668
Mortgage-backed securities:
Residential	13	—	—	13
Commercial	1,024	2	(41)	985
Asset-backed securities	264	1	(2)	263
Corporate debt securities	2,873	140	(55)	2,958
Total debt securities	$9,018	$218	$(126)	$9,110
December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$365	$10	$(1)	$374
Mortgage-backed securities	1,453	50	(5)	1,498
Tax-exempt municipal securities	2,931	140	(3)	3,068
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	846	16	(19)	843
Asset-backed securities	28	1	—	29
Corporate debt securities	3,432	299	(13)	3,718
Total debt securities	$9,072	$516	$(41)	$9,547

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2015 and 2014, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$195	$(1)	$14	$—	$209	$(1)
Mortgage-backed securities	1,484	(20)	86	(3)	1,570	(23)
Tax-exempt municipal securities	843	(3)	52	(1)	895	(4)
Mortgage-backed securities:
Residential	2	—	4	—	6	—
Commercial	626	(13)	265	(28)	891	(41)
Asset-backed securities	258	(2)	—	—	258	(2)
Corporate debt securities	918	(45)	63	(10)	981	(55)
Total debt securities	$4,326	$(84)	$484	$(42)	$4,810	$(126)
December 31, 2014
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$79	$—	$80	$(1)	$159	$(1)
Mortgage-backed securities	22	—	320	(5)	342	(5)
Tax-exempt municipal securities	131	(1)	118	(2)	249	(3)
Mortgage-backed securities:
Residential	1	—	4	—	5	—
Commercial	31	(1)	267	(18)	298	(19)
Asset-backed securities	13	—	—	—	13	—
Corporate debt securities	219	(6)	128	(7)	347	(13)
Total debt securities	$496	$(8)	$917	$(33)	$1,413	$(41)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2015. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At December 31, 2015, 7% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 42% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 58% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 11%. In addition, 6% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential mortgage back securities comprised approximately 98% of our agency mortgage-backed securities at December 31, 2015 and 99% at December 31, 2014.
The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2015 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2015.
The percentage of corporate securities associated with the financial services industry was 25% at December 31, 2015 and 21% at December 31, 2014.
Our unrealized loss from all securities was generated from approximately 690 positions out of a total of approximately 2,000 positions at December 31, 2015. All issuers of securities we own that were trading at an unrealized loss at December 31, 2015 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets than when the securities were purchased. At December 31, 2015, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2015.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(in millions)
Gross realized gains	$179	$29	$33
Gross realized losses	(33)	(9)	(11)
Net realized capital gains	$146	$20	$22
There were no material other-than-temporary impairments in 2015, 2014, or 2013.
The contractual maturities of debt securities available for sale at December 31, 2015, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$438	$439
Due after one year through five years	1,829	1,871
Due after five years through ten years	1,244	1,264
Due after ten years	2,304	2,384
Mortgage and asset-backed securities	3,203	3,152
Total debt securities	$9,018	$9,110

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2015 and 2014, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2015
Cash equivalents	$2,229	$2,229	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	332	—	332	—
Mortgage-backed securities	1,891	—	1,891	—
Tax-exempt municipal securities	2,668	—	2,663	5
Mortgage-backed securities:
Residential	13	—	13	—
Commercial	985	—	985	—
Asset-backed securities	263	—	263	—
Corporate debt securities	2,958	—	2,952	6
Total debt securities	9,110	—	9,099	11
Total invested assets	$11,339	$2,229	$9,099	$11
December 31, 2014
Cash equivalents	$1,712	$1,712	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	374	—	374	—
Mortgage-backed securities	1,498	—	1,498	—
Tax-exempt municipal securities	3,068	—	3,060	8
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	843	—	843	—
Asset-backed securities	29	—	28	1
Corporate debt securities	3,718	—	3,695	23
Total debt securities	9,547	—	9,515	32
Total invested assets	$11,259	$1,712	$9,515	$32
There were no material transfers between Level 1 and Level 2 during 2015 or 2014.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 3 assets had a fair value of $11 million at December 31, 2015, or 0.1% of our total invested assets. During the years ended December 31, 2015, 2014, and 2013, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the years ended December 31,
	2015			2014			2013
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$24	$8	$32	$24	$13	$37	$25	$13	$38
Total gains or losses:
Realized in earnings	(1)	—	(1)	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—
Sales	(17)	(3)	(20)	—	(5)	(5)	—	—	—
Settlements	—	—	—	—	—	—	(1)	—	(1)
Balance at December 31	$6	$5	$11	$24	$8	$32	$24	$13	$37
Financial Liabilities
Our long-term debt, recorded at carrying value in our consolidated balance sheets, was $3,821 million at December 31, 2015 and $3,825 million at December 31, 2014. The fair value of our long-term debt was $3,986 million at December 31, 2015 and $4,102 million at December 31, 2014. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed our acquisition of American Eldercare and other companies during 2015, 2014, and 2013. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2015, 2014, or 2013.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. MEDICARE PART D
As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2015 and 2014. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	2015		2014
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$25	$2,082	$105	$1,690
Trade accounts payable and accrued expenses	(47)	(63)	(36)	(32)
Net current (liability) asset	$(22)	$2,019	$69	$1,658
7. HEALTH CARE REFORM
Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 to improve the profitability of our individual commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. The premium deficiency reserve includes the estimated benefit of approximately $340 million associated with risk corridor provisions expected for the 2016 coverage year.
On June 30, 2015 we received notification from CMS of risk adjustment and reinsurance settlement amounts for 2014. We revised our 2014 coverage year estimates to reflect actual amounts and also made a corresponding adjustment to our risk corridor estimate based on these results. The change in estimate for risk adjustment was substantially offset by the corresponding change in estimate for risk corridor, both of which are reflected as changes in premiums revenue in our consolidated statements of income. The change in estimate related to the 3Rs for the 2014 coverage year was a decline in the estimated net receivable of approximately $43 million for the year ended December 31, 2015. In addition, we revised our 3Rs estimates for the 2015 coverage year based on the data from CMS for 2014.
During the year ended December 31, 2015, we paid $186 million in risk adjustment charges and $1 million in risk corridor charges associated with the 2014 coverage year. We received payments of $521 million for reinsurance recoverables, $57 million for risk adjustment settlements, and $26 million for risk corridor settlements associated with the 2014 coverage year during the year ended December 31, 2015. We expect to collect the remaining risk adjustment receivable for the 2014 coverage year of approximately $4 million in 2016.
During 2015, we received our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement, representing only 12.6% of risk corridor receivables for the 2014 coverage year, was funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. As discussed in Note 2, HHS provided guidance under the three year risk corridor program that future collections will first be applied to any shortfalls from previous coverage years before application

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. Based on the notice from CMS and collections in the fourth quarter of 2015, we classified our remaining gross risk corridor receivables for both the 2014 and 2015 coverage years as long-term because settlement is expected to exceed 12 months at December 31, 2015.
The accompanying consolidated balance sheets include the following amounts associated with the 3Rs at December 31, 2015 and December 31, 2014. Amounts classified as long-term represent settlements that we expect to exceed 12 months at December 31, 2015.

	2015			2014
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
2014 Coverage Year
Premiums receivable	$4	$—	$—	$131	$—	$—
Other current assets	—	—	—	—	586	55
Trade accounts payable and accrued expenses	—	—	—	(89)	—	(4)
Net current asset	4	—	—	42	586	51
Other long-term assets	—	—	215	—	—	—
Other long-term liabilities	—	—	—	—	—	—
Net long-term asset	—	—	215	—	—	—
Total 2014 coverage year net asset	4	—	215	42	586	51
2015 Coverage Year
Premiums receivable	122	—	—	—	—	—
Other current assets	—	610	—	—	—	—
Trade accounts payable and accrued expenses	(223)	—	—	—	—	—
Net current (liability) asset	(101)	610	—	—	—	—
Other long-term assets	10	—	244	—	—	—
Other long-term liabilities	—	—	—	—	—	—
Net long-term asset	10	—	244	—	—	—
Total 2015 coverage year net (liability) asset	(91)	610	244	—	—	—
Total net (liability) asset	$(87)	$610	$459	$42	$586	$51

In 2015, we paid the federal government $867 million for the annual health insurance industry fee attributed to calendar year 2015, in accordance with the Health Care Reform Law. In 2014, we paid the federal government $562 million for the annual health insurance industry fee attributed to calendar year 2014. This fee is not deductible for tax purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2015 and 2014, excluding Concentra amounts classified as held-for-sale at December 31, 2014 for comparative purposes. Net property and equipment associated with Concentra and classified as held-for sale at December 31, 2014 was $191 million.

	2015	2014
	(in millions)
Land	$20	$18
Buildings and leasehold improvements	633	602
Equipment	645	631
Computer software	1,424	1,656
	2,722	2,907
Accumulated depreciation	(1,338)	(1,679)
Property and equipment, net	$1,384	$1,228
Depreciation expense was $354 million in 2015, $328 million in 2014, and $309 million in 2013, including amortization expense for capitalized internally developed and purchased software of $220 million in 2015, $191 million in 2014, and $172 million in 2013.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of goodwill for our reportable segments have been retrospectively adjusted as of January 1, 2014 to conform to the 2015 segment change discussed in Note 2. Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2015 and 2014 were as follows:

	Retail	Group	Healthcare Services	Total
	(in millions)
Balance at January 1, 2014	$1,069	$385	$1,799	$3,253
Acquisitions	—	—	19	19
Dispositions	—	—	(40)	(40)
Subsequent payments/adjustments	—	—	(1)	(1)
Balance at December 31, 2014	1,069	385	1,777	3,231
Acquisitions	—	—	35	35
Dispositions	—	—	(1)	(1)
Balance at December 31, 2015	$1,069	$385	$1,811	$3,265
Healthcare Services segment goodwill of $480 million associated with the sale of Concentra was reclassified to assets held-for-sale as of January 1, 2014 for comparative purposes and excluded from the table above. This $480 million of goodwill was disposed of on June 1, 2015 with the completion of the sale of Concentra.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2015 and 2014 and excludes Concentra amounts classified as held-for-sale as of December 31, 2014 for comparative purposes. Net other intangible assets associated with Concentra and classified as held-for-sale at December 31, 2014 were $132 million.

	Weighted Average Life	2015			2014
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.8 years	$566	$292	$274	$657	$326	$331
Trade names and technology	8.3 years	104	54	50	115	50	65
Provider contracts	14.6 years	51	24	27	52	21	31
Noncompetes and other	8.2 years	32	26	6	41	28	13
Total other intangible assets	9.8 years	$753	$396	$357	$865	$425	$440
Amortization expense for other intangible assets was approximately $93 million in 2015, $121 million in 2014, and $117 million in 2013. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,:
2016	$78
2017	71
2018	62
2019	51
2020	47

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. BENEFITS PAYABLE
Activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Balances at January 1	$4,475	$3,893	$3,775
Less: Reinsurance recoverables	(78)	—	—
Balances at January 1, net	4,397	3,893	3,775
Acquisitions	—	—	5
Incurred related to:
Current year	44,397	38,641	32,711
Prior years	(236)	(518)	(474)
Total incurred	44,161	38,123	32,237
Paid related to:
Current year	(39,802)	(34,357)	(29,103)
Prior years	(4,041)	(3,262)	(3,021)
Total paid	(43,843)	(37,619)	(32,124)
Premium deficiency reserve	176	—	—
Reinsurance recoverable	85	78	—
Balances at December 31	$4,976	$4,475	$3,893
Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $236 million in 2015, $518 million in 2014, and $474 million in 2013. The favorable medical claims reserve development for 2015, 2014, and 2013 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. The decline in favorable prior period development in 2015 primarily was due to the impact of lower financial claim recoveries due in part to our gradual implementation during 2014 of inpatient authorization review prior to admission as opposed to post adjudication, as well as higher than expected flu associated claims from the fourth quarter of 2014 and continued volatility in claims associated with individual commercial medical products. The higher favorable prior period development during 2014 and 2013 resulted from increased membership, better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefited from these improvements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefits expense excluded from the previous table was as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Premium deficiency reserve for short-duration policies	$176	$—	$—
Military services	12	11	(27)
Future policy benefits	(80)	32	354
Total	$108	$43	$327
In the fourth quarter of 2015, we recognized a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year as discussed in more detail in Note 7.
Military services benefits expense for 2015 and 2014 reflect expenses associated with our contracts with the Veterans Administration. Military services benefits expense for 2013 reflects the beneficial effect of a favorable settlement of contract claims with the DoD partially offset by expenses associated with our contracts with the Veterans Administration.
The decrease in benefits expense associated with future policy benefits payable in 2015 primarily reflects the release of reserves as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law. The higher benefits expense associated with future policy benefits payable during 2013 relates to reserve strengthening for our closed block of long-term care insurance policies acquired in connection with the 2007 KMG America Corporation, or KMG, acquisition more fully described in Note 18.
11. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Current provision:
Federal	$1,067	$1,006	$595
States and Puerto Rico	90	81	53
Total current provision	1,157	1,087	648
Deferred (benefit) provision	(2)	(64)	42
Provision for income taxes	$1,155	$1,023	$690

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2015, 2014 and 2013 due to the following:

	2015	2014	2013
	(in millions)
Income tax provision at federal statutory rate	$851	$759	$672
States, net of federal benefit, and Puerto Rico	44	48	32
Tax exempt investment income	(24)	(27)	(26)
Health insurer fee	314	204	—
Nondeductible executive compensation	18	22	6
Concentra sale	(67)	—	—
Other, net	19	17	6
Provision for income taxes	$1,155	$1,023	$690
The provision for income taxes for 2015, 2014, and 2013 reflects an $18 million, $22 million, and $6 million, respectively, estimated impact from limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. As of December 31, 2015, we do not have material uncertain tax positions reflected in our consolidated balance sheet.
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2015 and 2014 were as follows, excluding Concentra amounts classified as held-for-sale at December 31, 2014 for comparative purposes. The net deferred tax liability associated with Concentra and classified as held-for sale at December 31, 2014 was $55 million.

	Assets (Liabilities)
	2015	2014
	(in millions)
Future policy benefits payable	$200	$320
Compensation and other accrued expenses	130	168
Benefits payable	267	138
Net operating loss carryforward	47	52
Deferred acquisition costs	64	57
Unearned revenues	22	21
Other	13	17
Total deferred income tax assets	743	773
Valuation allowance	(42)	(48)
Total deferred income tax assets, net of valuation allowance	701	725
Depreciable property and intangible assets	(363)	(346)
Investment securities	(37)	(168)
Prepaid expenses	(45)	(55)
Total deferred income tax liabilities	(445)	(569)
Total net deferred income tax assets	$256	$156
Amounts recognized in the consolidated balance sheets:
Other current assets	$—	$79
Other long-term assets	256	77
Total net deferred income tax assets	$256	$156

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2015, the FASB issued new guidance related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We elected to early adopt the guidance and have classified all deferred tax liabilities and assets as noncurrent in our consolidated balance sheet at December 31, 2015 to simplify their presentation. Prior periods were not retrospectively adjusted. If we had retrospectively adjusted our consolidated balance sheet, our other current assets would have declined by $79 million and, similarly, our other long-term assets would have increased by $79 million at December 31, 2014.
At December 31, 2015, we had approximately $126 million of net operating losses to carry forward related to prior acquisitions and our Puerto Rico subsidiaries. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2016 through 2033. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $105 million of these net operating loss carryforwards and $7 million of other items related to Puerto Rico. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.
We provide for income taxes on the undistributed earnings of our Puerto Rico operations using that jurisdiction’s tax rate, which has been lower historically than the U.S. statutory tax rate. Permanent investment of these earnings has resulted in cumulative unrecognized deferred tax liabilities of approximately $30 million as of December 31, 2015.
We file income tax returns in the United States and certain foreign jurisdictions. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2013 and prior years. Our 2014 tax return is in the post-filing review period under the Compliance Assurance Process (CAP). Our 2015 tax return is under advance review by the IRS under CAP. With few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2012. As of December 31, 2015, we are not aware of any material adjustments that may be proposed.
12. DEBT
The carrying value of long-term debt outstanding was as follows at December 31, 2015 and 2014:

	2015	2014
	(in millions)
Long-term debt:
Senior notes:
$500 million, 7.20% due June 15, 2018	$503	$504
$300 million, 6.30% due August 1, 2018	309	312
$400 million, 2.625% due October 1, 2019	400	400
$600 million, 3.15% due December 1, 2022	598	598
$600 million, 3.85% due October 1, 2024	599	599
$250 million, 8.15% due June 15, 2038	266	266
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.95% due October 1, 2044	746	746
Total long-term debt	$3,821	$3,825
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $28 million as of December 31, 2015 and $32 million as of December 31, 2014.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.5 billion at December 31, 2015 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.3 billion and an actual leverage ratio of 1.3:1, as measured in accordance with the credit agreement as of December 31, 2015. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At December 31, 2015, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $1 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of December 31, 2015, we had $999 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2015 was $414 million, with $299 million outstanding at December 31, 2015. There were no outstanding borrowings at December 31, 2014.
13. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $188 million in 2015, $176 million in 2014, and $155 million in 2013. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $178.51 on December 31, 2015, approximately 13% of the retirement and savings plan’s assets were invested in our common stock, or approximately 2.5 million shares, representing 2% of the shares outstanding as of December 31, 2015. At December 31, 2015, approximately 3.4 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
Stock-Based Compensation
We have plans under which options to purchase our common stock and restricted stock units have been granted to executive officers, directors and key employees. For awards granted prior to July 2, 2015, our equity award agreements generally contain provisions whereby the awards automatically accelerate and vest upon change in control, including those granted to retirement-eligible participants described below. The Merger discussed in Note 2 qualifies as a change in control event under our equity award agreements. Awards granted on or after July 2, 2015 would generally require both a change in control and termination of employment within 2 years of the date of the change in control to accelerate the vesting, including those granted to retirement-eligible participants.
The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. We have also granted awards to certain employees that vest upon a combination of time and performance-based conditions. The stock awards of retirement-eligible participants granted prior to July 2, 2015 generally will continue to fully vest on the originally scheduled vest date upon retirement from the Company. For stock awards of retirement-eligible employees granted on or after July 2, 2015, awards are generally earned ratably over the service period for each tranche. Accordingly, upon retirement the earned portion of the current tranche will continue to vest on the originally scheduled vest date and any remaining unearned portion of the award will be forfeited. Our equity award program includes a retirement provision that generally treats employees with a combination of age and years of services with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock or treasury stock.
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$99	$91	$84
Stock options	10	7	8
Total stock-based compensation expense	109	98	92
Tax benefit recognized	(26)	(22)	(22)
Stock-based compensation expense, net of tax	$83	$76	$70
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $34 million in 2015, $30 million in 2014, and $20 million in 2013. There was no capitalized stock-based compensation expense during these years.
At December 31, 2015, there were 18.1 million shares reserved for stock award plans. These reserved shares included giving effect to, under the 2011 Plan, 8.7 million shares of common stock available for future grants assuming all stock options were granted or 3.8 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests three years from the date of grant. Restricted stock granted on or after July 2, 2015, generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock units also include performance-based conditions generally associated with strategic membership growth and return on invested capital. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $165.26 in 2015, $103.57 in 2014, and $73.50 in 2013. Activity for our restricted stock was as follows for the year ended December 31, 2015:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2014	3,635	$85.52
Granted	837	165.26
Vested	(919)	84.95
Forfeited	(188)	98.92
Nonvested restricted stock at December 31, 2015	3,365	$104.58
Approximately 30% of the nonvested restricted stock at December 31, 2015 included performance-based conditions.
The fair value of shares vested was $153 million during 2015, $99 million during 2014, and $52 million during 2013. Total compensation expense not yet recognized related to nonvested restricted stock was $88 million at December 31, 2015. We expect to recognize this compensation expense over a weighted-average period of approximately 1.4 years. There are no other contractual terms covering restricted stock once vested.
Stock Options
Stock options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define fair market value as the average of the highest and lowest stock prices reported on the composite tape by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire 7 years after grant.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of each option granted during 2015, 2014, and 2013 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2015	2014	2013
Weighted-average fair value at grant date	$36.91	$22.45	$21.80
Expected option life (years)	4.2 years	4.3 years	4.4 years
Expected volatility	27.4%	27.6%	38.8%
Risk-free interest rate at grant date	1.4%	1.3%	0.8%
Dividend yield	0.7%	1.1%	1.5%
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
Activity for our option plans was as follows for the year ended December 31, 2015:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2014	768	$82.45
Granted	377	164.80
Exercised	(304)	76.25
Forfeited	(6)	83.58
Options outstanding at December 31, 2015	835	$121.89
Options exercisable at December 31, 2015	203	$78.30
As of December 31, 2015, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $48 million, and a weighted-average remaining contractual term of 5.0 years. As of December 31, 2015, exercisable stock options had an aggregate intrinsic value of $20 million, and a weighted-average remaining contractual term of 3.5 years. The total intrinsic value of stock options exercised during 2015 was $28 million, compared with $32 million during 2014 and $39 million during 2013. Cash received from stock option exercises totaled $23 million in 2015, $52 million in 2014, and $67 million in 2013.
Total compensation expense not yet recognized related to nonvested options was $10 million at December 31, 2015. We expect to recognize this compensation expense over a weighted-average period of approximately 1.9 years.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$1,276	$1,147	$1,231
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	149,455	154,187	157,503
Dilutive effect of:
Employee stock options	192	230	322
Restricted stock	1,495	1,457	1,326
Shares used to compute diluted earnings per common share	151,142	155,874	159,151
Basic earnings per common share	$8.54	$7.44	$7.81
Diluted earnings per common share	$8.44	$7.36	$7.73
Number of antidilutive stock options and restricted stock awards excluded from computation	415	320	704
15. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2013, 2014, and 2015 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2013	$1.06	$167
2014	$1.10	$170
2015	$1.14	$170
The Merger Agreement discussed in Note 2 does not impact our ability and intent to continue quarterly dividend payments prior to the closing of the Merger consistent with our historical dividend payments. Under the terms of the Merger Agreement, we have agreed with Aetna that our quarterly dividend will not exceed $0.29 per share prior to the closing of the Merger. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. In addition, under the terms of the Merger Agreement, we have agreed with Aetna to coordinate the declaration and payment of dividends so that our stockholders do not fail to receive a quarterly dividend around the time of the closing of the Merger.
On October 29, 2015, the Board declared a cash dividend of $0.29 per share that was paid on January 29, 2016 to stockholders of record on December 30, 2015, for an aggregate amount of $43 million.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with a new current authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2016. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Pursuant to the Merger Agreement, after July 2, 2015, we are prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we have suspended our share repurchase program. Our remaining repurchase authorization was $1.04 billion as of July 3, 2015.
Excluding shares acquired in connection with employee stock plans as well as 0.36 million shares received in March 2015 upon final settlement of our accelerated share repurchase agreement, or ASR Agreement, described below for which no cash was paid during the period, share repurchases were as follows during the years ended December 31, 2015, 2014 and 2013:

		Year Ended December 31,
		2015		2014			2013
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost		Shares	Cost
	(in millions)
September 2014	$2,000	1.85	$329	4.10	$635	(a)	—	$—
April 2014	1,000	—	—	1.50	184		—	—
April 2013	1,000	—	—	0.10	11		4.55	420
April 2012	1,000	—	—	—	—		1.22	82
Total repurchases		1.85	$329	5.70	$830		5.77	$502
(a) Includes $100 million held back by Goldman Sachs pending final settlement of the ASR
Agreement in March 2015 at which time we received an additional 0.36 million shares which are excluded from the table above.

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
In connection with employee stock plans, we acquired 0.3 million common shares for $56 million in 2015, 0.4 million common shares for $42 million in 2014, and 0.3 million common shares for $29 million in 2013.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $6.6 billion and $6.0 billion as of December 31, 2015 and 2014, respectively, which exceeded aggregate minimum regulatory requirements of $4.6 billion and $4.1 billion, respectively. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2016 is approximately $900 million in the aggregate. This compares to dividends that were paid to our parent company in 2015 of approximately $493 million. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
16. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Leases
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2026. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Rent expense	$201	$226	$227
Sublease rental income	(25)	(14)	(11)
Net rent expense	$176	$212	$216
Future annual minimum payments due subsequent to December 31, 2015 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in millions)
For the years ending December 31,:
2016	$173	$(16)	$157
2017	159	(16)	143
2018	127	(14)	113
2019	94	(11)	83
2020	54	(7)	47
Thereafter	90	(45)	45
Total	$697	$(109)	$588

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $74 million in 2016, $44 million in 2017, $30 million in 2018, $1 million in 2019, and $1 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, we were not involved in any SPE transactions.
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
Government Contracts
Our Medicare products, which accounted for approximately 72% of our total premiums and services revenue for the year ended December 31, 2015, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2016, and all of our product offerings filed with CMS for 2016 have been approved.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits currently being conducted for contract year 2011 in which two of our Medicare Advantage plans are being audited. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. We were notified on September 15, 2015, that five of our Medicare Advantage contracts have been selected for audit for contract year 2012.
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
At December 31, 2015, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2015, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On January 22, 2016, we received notice from the Defense Health Agency, or DHA, of its intent to exercise its option to extend the TRICARE South Region contract through March 31, 2017. On April 24, 2015, a request for proposal was issued for the next generation of TRICARE contracts for the period beginning April 1, 2017. The request for proposal provides for the consolidation of three regions into two - East and West. The current North Region and South Region are to be combined to form the East Region. We responded to the request for proposal on July 22, 2015. On January 15, 2016, we received a request for Final Proposal Revisions that we responded to on February 16, 2016.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the year ended December 31, 2015. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois. We began serving members in Illinois in the first quarter of 2014 and in Virginia in the second quarter of 2014. In addition, we began serving members in Long-Term Support Services (LTSS) regions in Florida at various effective dates ranging from the second half of 2013 through the first quarter of 2014.
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
Legal Proceedings and Certain Regulatory Matters
Florida Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. The individual plaintiff has filed a third amended complaint which we answered on October 16, 2015. The Court has ordered trial to commence on October 3, 2016 if the matter is not resolved prior to trial. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.
As previously disclosed, the Civil Division of the United States Department of Justice had provided us with an information request, separate from but related to the Plaza Medical matter, concerning our Medicare Part C risk adjustment practices. The request relates to our oversight and submission of risk adjustment data generated by providers in our Medicare Advantage network, including the providers identified in the Plaza Medical matter, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by us, including medical record reviews conducted as part of our data and payment accuracy compliance efforts, the use of health and well-being assessments, and our fraud detection efforts. We believe that this request for information is in connection with a wider review of Medicare Risk Adjustment generally that includes a number of Medicare Advantage plans, providers and vendors. We continue to cooperate with and voluntarily respond to the information requests from the Department of Justice and the U.S. Attorney’s Office. These matters are expected to result in additional qui tam litigation.
On June 16, 2015, the U.S. Attorney’s Office filed a Declination Notice, indicating its intent not to intervene, in connection with a civil qui tam suit captioned U.S. ex rel. Ramsey-Ledesma v. Censeo, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff filed a second amended complaint and served the Company, opting to continue to pursue the action. The plaintiff’s second amended complaint names several other defendants, including CenseoHealth. On January 8, 2016, we and the other defendants each filed a motion to dismiss the second amended complaint.
Litigation Related to the Merger

In connection with the Merger, three putative class action complaints were filed by purported Humana stockholders challenging the Merger, two in the Circuit Court of Jefferson County, Kentucky and one in the Court of Chancery of the State of Delaware. The complaints are captioned Solak v. Broussard et al., Civ. Act. No. 15CI03374 (Kentucky

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state court), Litwin v. Broussard et al., Civ. Act. No. 15CI04054 (Kentucky state court) and Scott v. Humana Inc. et al., C.A. No. 11323-VCL (Delaware state court). The complaints name as defendants each member of Humana’s board of directors, Aetna, and, in the case of the Delaware complaint, Humana. The complaints generally allege, among other things, that the individual members of our board of directors breached their fiduciary duties owed to our stockholders by entering into the Merger Agreement, approving the mergers as contemplated by the Merger Agreement, and failing to take steps to maximize the value of Humana to our stockholders, and that Aetna, and, in the case of the Delaware complaint, Humana aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the merger undervalues Humana, that the process leading up to the execution of the Merger Agreement was flawed, that the members of our board of directors improperly placed their own financial interests ahead of those of our stockholders, and that certain provisions of the Merger Agreement improperly favor Aetna and impede a potential alternative transaction. Among other remedies, the complaints seek equitable relief rescinding the Merger Agreement and enjoining the defendants from completing the mergers as well as costs and attorneys’ fees. We refer to all these cases collectively in this report as the Merger Litigation. On August 20, 2015, the parties in the Kentucky state cases filed a stipulation and proposed order with the court to consolidate these cases into a single action captioned In re Humana Inc. Shareholder Litigation, Civ. Act. No. 15CI03374.

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
Other Lawsuits and Regulatory Matters
Our current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance, health care delivery and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, utilization management practices, pharmacy benefits, access to care, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For example, a number of hospitals and other providers have asserted that, under their network provider contracts, we are not entitled to reduce Medicare Advantage payments to these providers in connection with changes in Medicare payment systems and in accordance with the Balanced Budget and Emergency Deficit Control

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges have led and could lead to arbitration demands or other litigation. Also, under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.
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
We record accruals for the contingencies discussed in the sections above to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because of the inherently unpredictable nature of legal proceedings, which also may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION
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
In addition, our Healthcare Services intersegment revenues include revenues earned by certain owned providers derived from risk-based and non risk-based managed care agreements with our health plans. Under risk based agreements, the provider receives a monthly capitated fee that varies depending on the demographics and health status of the member, for each member assigned to these owned providers by our health plans. The owned provider assumes the economic risk of funding the assigned members’ healthcare services. Under non risk-based agreements, our health plans retain the economic risk of funding the assigned members' healthcare services. Our Healthcare Services segment reports provider services revenues associated with risk-based agreements on a gross basis, whereby capitation fee

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue is recognized in the period in which the assigned members are entitled to receive healthcare services. Provider services revenues associated with non risk-based agreements are presented net of associated healthcare costs.
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $12.3 billion in 2015, $9.7 billion in 2014, and $7.3 billion in 2013. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $92 million in 2015, $116 million in 2014, and $93 million in 2013.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment results were as follows for the years ended December 31, 2015, 2014, and 2013:

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2015
Revenues—external customers
Premiums:
Individual Medicare Advantage	$29,526	$—	$—	$—	$—	$29,526
Group Medicare Advantage	5,588	—	—	—	—	5,588
Medicare stand-alone PDP	3,846	—	—	—	—	3,846
Total Medicare	38,960	—	—	—	—	38,960
Fully-insured	4,243	5,493	—	—	—	9,736
Specialty	261	1,055	—	—	—	1,316
Medicaid and other	2,341	21	—	35	—	2,397
Total premiums	45,805	6,569	—	35	—	52,409
Services revenue:
Provider	—	40	655	—	—	695
ASO and other	9	658	—	14	—	681
Pharmacy	—	—	30	—	—	30
Total services revenue	9	698	685	14	—	1,406
Total revenues—external customers	45,814	7,267	685	49	—	53,815
Intersegment revenues
Services	—	93	17,997	—	(18,090)	—
Products	—	—	4,923	—	(4,923)	—
Total intersegment revenues	—	93	22,920	—	(23,013)	—
Investment income	134	26	—	76	238	474
Total revenues	45,948	7,386	23,605	125	(22,775)	54,289
Operating expenses:
Benefits	39,708	5,266	—	87	(792)	44,269
Operating costs	5,118	1,769	22,481	14	(22,064)	7,318
Depreciation and amortization	192	93	143	—	(73)	355
Total operating expenses	45,018	7,128	22,624	101	(22,929)	51,942
Income from operations	930	258	981	24	154	2,347
Gain on sale of business	—	—	—	—	270	270
Interest expense	—	—	—	—	186	186
Income before income taxes	$930	$258	$981	$24	$238	$2,431
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, was approximately 73% for 2015, compared to 73% for 2014, and 75% for 2013.
Benefits expense for the Retail segment for 2015 includes $176 million for a provision for probable future losses (premium deficiency) for individual commercial medical business compliant with the Health Care Reform Law for the 2016 coverage year as discussed more fully in Note 7.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2014
Revenues—external customers
Premiums:
Individual Medicare Advantage	$25,782	$—	$—	$—	$—	$25,782
Group Medicare Advantage	5,490	—	—	—	—	5,490
Medicare stand-alone PDP	3,404	—	—	—	—	3,404
Total Medicare	34,676	—	—	—	—	34,676
Fully-insured	3,265	5,339	—	—	—	8,604
Specialty	256	1,098	—	—	—	1,354
Medicaid and other	1,255	19	—	51	—	1,325
Total premiums	39,452	6,456	—	51	—	45,959
Services revenue:
Provider	—	23	1,254	—	—	1,277
ASO and other	39	740	—	9	—	788
Pharmacy	—	—	99	—	—	99
Total services revenue	39	763	1,353	9	—	2,164
Total revenues—external customers	39,491	7,219	1,353	60	—	48,123
Intersegment revenues
Services	—	78	15,098	—	(15,176)	—
Products	—	—	3,749	—	(3,749)	—
Total intersegment revenues	—	78	18,847	—	(18,925)	—
Investment income	97	23	—	60	197	377
Total revenues	39,588	7,320	20,200	120	(18,728)	48,500
Operating expenses:
Benefits	33,508	5,130	—	102	(574)	38,166
Operating costs	4,576	1,936	19,307	17	(18,197)	7,639
Depreciation and amortization	165	103	155	—	(90)	333
Total operating expenses	38,249	7,169	19,462	119	(18,861)	46,138
Income from operations	1,339	151	738	1	133	2,362
Interest expense	—	—	—	—	192	192
Income (loss) before income taxes	$1,339	$151	$738	$1	$(59)	$2,170

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2013
Revenues—external customers
Premiums:
Individual Medicare Advantage	$22,481	$—	$—	$—	$—	$22,481
Group Medicare Advantage	4,710	—	—	—	—	4,710
Medicare stand-alone PDP	3,033	—	—	—	—	3,033
Total Medicare	30,224	—	—	—	—	30,224
Fully-insured	1,160	5,117	—	—	—	6,277
Specialty	210	1,095	—	—	—	1,305
Medicaid and other	328	25	—	670	—	1,023
Total premiums	31,922	6,237	—	670	—	38,829
Services revenue:
Provider	—	21	1,291	—	—	1,312
ASO and other	18	714	—	6	—	738
Pharmacy	—	—	59	—	—	59
Total services revenue	18	735	1,350	6	—	2,109
Total revenues—external customers	31,940	6,972	1,350	676	—	40,938
Intersegment revenues
Services	—	51	11,890	—	(11,941)	—
Products	—	—	2,803	—	(2,803)	—
Total intersegment revenues	—	51	14,693	—	(14,744)	—
Investment income	92	24	—	59	200	375
Total revenues	32,032	7,047	16,043	735	(14,544)	41,313
Operating expenses:
Benefits	27,164	4,847	—	962	(409)	32,564
Operating costs	3,232	1,860	15,372	56	(14,165)	6,355
Depreciation and amortization	146	100	151	6	(70)	333
Total operating expenses	30,542	6,807	15,523	1,024	(14,644)	39,252
Income (loss) from operations	1,490	240	520	(289)	100	2,061
Interest expense	—	—	—	—	140	140
Income (loss) before income taxes	$1,490	$240	$520	$(289)	$(40)	$1,921
Benefits expense for Other Businesses for 2013 includes $243 million for reserve strengthening associated with our closed block of long-term care insurance policies as discussed more fully in Note 18.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS
Premiums associated with our long-duration insurance products accounted for approximately 1% of our consolidated premiums and services revenue for the year ended December 31, 2015. We use long-duration accounting for products such as long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned.
In addition, we establish reserves for future policy benefits in recognition of the fact that some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on premium rate increase, interest rate, mortality, morbidity, persistency (the percentage of policies remaining in-force), and maintenance expense assumptions. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). As discussed in Note 2, beginning in 2014, health policies sold to individuals that conform to the Health Care Reform Law are accounted for under a short-duration model because premiums received in the current year are intended to pay anticipated benefits in that year.
The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2015 and 2014.

	2015		2014
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in millions)
Other long-term assets	$135	$—	$167	$—
Trade accounts payable and accrued expenses	—	(64)	—	(68)
Long-term liabilities	—	(2,151)	—	(2,349)
Total asset (liability)	$135	$(2,215)	$167	$(2,417)
In addition, future policy benefits payable include amounts of $205 million at December 31, 2015 and $210 million at December 31, 2014 which are subject to 100% coinsurance agreements as more fully described in Note 19.
In 2015, we recorded a net reduction in benefits expense of $80 million associated with future policy benefits primarily due to the release of reserves as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law. Benefits expense associated with future policy benefits payable was $32 million in 2014 and $354 million in 2013. Benefits expense for 2013 included net charges of $243 million associated with our closed block of long-term care insurance policies discussed further below. Amortization of deferred acquisition costs included in operating costs was $63 million in 2015, $39 million in 2014, and $55 million in 2013. The increase in amortization in 2015 primarily reflects the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers.
Future policy benefits payable include $1.5 billion at December 31, 2015 and 2014 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no additional liability at December 31, 2015 and $123 million of additional liability at December 31, 2014. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term care insurance policies provide nursing home and home health coverage for which premiums are collected many years in advance of benefits paid, if any. Therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual premium rate increase, interest, morbidity, mortality, persistency, and maintenance expense assumptions from those assumed in our reserves are particularly significant to our closed block of long-term care insurance policies. We monitor the loss experience of these long-term care insurance policies and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases, interest rates, and/or loss experience vary from our loss recognition date assumptions, material future adjustments to reserves could be required.
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
Deferred acquisition costs included $26 million and $59 million associated with our individual commercial medical policies at December 31, 2015 and December 31, 2014, respectively. Future policy benefits payable associated with our individual commercial medical policies were $180 million at December 31, 2015 and $297 million at December 31, 2014. The decline in deferred acquisition costs and future policy benefits payable primarily reflects the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers.
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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Excluding reinsurance associated with the Health Care Reform Law discussed in Note 2, reinsurance recoverables, included in other current and long-term assets, were $668 million at December 31, 2015 and $646 million at December 31, 2014. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately 43% at December 31, 2015 and approximately 45% at December 31, 2014. Premiums ceded were $821 million in 2015, $357 million in 2014 and $33 million in 2013. Benefits ceded were $666 million in 2015, $272 million in 2014, and $70 million in 2013. Ceded premium and benefits reflect a July 1, 2014 amendment ceding all risk under a Medicaid contract to a third party reinsurer.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2015 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2015
	(in millions)
Protective Life Insurance Company	$184	A+ (superior)
Munich American Reassurance Company	155	A+ (superior
Employers Reassurance Corporation	91	A- (excellent)
General Re Life Corporation	90	A++ (superior)
All others	148	A+ to B++ (superior to good)
	$668
The all other category represents 18 reinsurers with individual balances less than $85 million. Three of these reinsurers with recoverables of $104 million are subject to trust or funds withheld accounts, requiring amounts at least equal to the total recoverable from each of these reinsurers.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 18, 2016

Humana Inc.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)
A summary of our quarterly unaudited results of operations for the years ended December 31, 2015 and 2014 follows:

	2015
	First	Second	Third	Fourth (2)
	(in millions, except per share results)
Total revenues	$13,833	$13,732	$13,363	$13,361
Income before income taxes	744	793	648	246
Net income	430	431	314	101
Basic earnings per common share	$2.86	$2.88	$2.11	$0.68
Diluted earnings per common share (1)	$2.82	$2.85	$2.09	$0.67

	2014
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$11,712	$12,222	$12,238	$12,328
Income before income taxes	686	646	551	287
Net income	368	344	290	145
Basic earnings per common share	$2.37	$2.22	$1.87	$0.96
Diluted earnings per common share (1)	$2.35	$2.19	$1.85	$0.94

(1)	The calculation of diluted earnings per common share is based on the weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year.

(2)
The fourth quarter of 2015 includes an expense of $176 million ($112 million after tax, or $0.74 per diluted common share) for a premium deficiency reserve associated with our individual commercial medical policies compliant with the Health Care Reform Law associated with the 2016 coverage year.

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
Based on our evaluation as of December 31, 2015, we as the principal executive officer and the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 136.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Bruce D. Broussard
President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kane
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.
Executive Officers of the Registrant
Set forth below are names and ages of all of our current executive officers as of February 1, 2016, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	53	President and Chief Executive Officer, Director	12/11	(1)

James E. Murray	62	Executive Vice President and Chief Operating Officer	08/90	(2)

Roy A. Beveridge, M.D.	58	Senior Vice President and Chief Medical Officer	06/13	(3)

Jody L. Bilney	54	Senior Vice President and Chief Consumer Officer	04/13	(4)

Christopher H. Hunter	47	Senior Vice President and Chief Strategy Officer	01/14	(5)

Timothy S. Huval	49	Senior Vice President and Chief Human Resources Officer	12/12	(6)

Brian A. Kane	43	Senior Vice President and Chief Financial Officer	06/14	(7)

Christopher Kay	50	Senior Vice President and Chief Innovation Officer	03/14	(8)

Brian P. LeClaire	55	Senior Vice President and Chief Information Officer	08/11	(9)

Heidi S. Margulis	62	Senior Vice President – Corporate Affairs	12/95	(10)

Christopher M. Todoroff	53	Senior Vice President and General Counsel	08/08	(11)

Cynthia H. Zipperle	53	Vice President, Chief Accounting Officer and Controller	12/14	(12)

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
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.

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
Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.

Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016 appearing under the caption “Corporate Governance – Audit Committee” of such Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016 appearing under the captions “Corporate Governance – Organization & Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation” of such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information
We maintain plans under which options to purchase our common stock and awards of restricted stock may be made to officers, directors, key employees, and consultants. Stock options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define fair market value as the average of the highest and lowest stock prices reported on the composite tape by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire up to 7 years after grant.
Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2015 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	835,123	$121.889	8,734,399	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	835,123	$121.889	8,734,399

(1)	The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 13.

(2)
The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.

(3)
Of the number listed above, 3,814,148 can be issued as restricted stock at December 31, 2015 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan).

The information under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016, is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Independent Directors” of such Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2016 appearing under the caption “Audit Committee Report” of such Proxy Statement.

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

2.1
Agreement and Plan of Merger, dated as of July 2, 2015 among Aetna Inc., Echo Merger Sub, Inc., Echo Merger Sub, LLC and Humana Inc. (incorporated herein by reference to Exhibit 2.1 to Humana Inc.’s Current Report on Form 8-K filed on July 7, 2015).

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

10(a)*†	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (with retirement provisions)

(b)*†	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (without retirement provisions).

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

(o)*†	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Solicit under the 2011 Stock Incentive Plan (with retirement provisions).

(p)*
Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013.

(q)*†	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Solicit under the 2011 Stock Incentive Plan (without retirement provisions).

(r)	Five-Year Credit Agreement, dated as of July 9, 2013 (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on July 10, 2013).

(s)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(t)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

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

(z)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(aa)*
Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(oo) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(bb)*
Form of Company’s Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(pp) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(cc)*
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

(ee)*
Amendment to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated July 2, 2015 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on July 9, 2015).

(ff)**
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

(hh)
Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 6, 2014).

(ii)
Master Confirmation by and between Humana Inc. and Goldman, Sachs & Co., dated November 7, 2014 (incorporated herein by reference to Humana Inc.’s current report on Form 8-K filed on November 10, 2014).

(jj)*†	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options).

(kk)*†	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit).

12 †	Computation of ratio of earnings to fixed charges.

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

101
The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2015, 2014, and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*Exhibits 10(a) through and including 10(q) and 10(z) through and including 10(ee),10(gg),10(jj) and 10(ii) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,389	$1,211
Investment securities	256	201
Receivable from operating subsidiaries	1,124	873
Other current assets	224	180
Total current assets	2,993	2,465
Property and equipment, net	1,011	885
Investments in subsidiaries	14,276	13,983
Other long-term assets	437	114
Total assets	$18,717	$17,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$3,322	$3,130
Current portion of notes payable to operating subsidiaries	28	28
Book overdraft	38	54
Short-term borrowings	299	—
Other current liabilities	572	562
Total current liabilities	4,259	3,774
Long-term debt	3,821	3,825
Notes payable to operating subsidiaries	9	9
Other long-term liabilities	282	193
Total liabilities	8,371	7,801
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,372,059 shares issued at December 31, 2015 and 197,951,551 shares issued at December 31, 2014	33	33
Capital in excess of par value	2,530	2,330
Retained earnings	11,017	9,916
Accumulated other comprehensive income	58	223
Treasury stock, at cost, 50,084,043 shares at December 31, 2015 and 48,347,541 shares at December 31, 2014	(3,292)	(2,856)
Total stockholders’ equity	10,346	9,646
Total liabilities and stockholders’ equity	$18,717	$17,447

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,469	$1,509	$1,370
Investment and other income, net	5	4	3
	1,474	1,513	1,373
Expenses:
Operating costs	1,370	1,434	1,366
Depreciation	252	212	193
Interest	186	192	141
	1,808	1,838	1,700
Loss before gain on sale of business, income taxes and equity in net earnings of subsidiaries	(334)	(325)	(327)
Gain on sale of business	270	—	—
Loss before income taxes and equity in net earnings of subsidiaries	(64)	(325)	(327)
Benefit for income taxes	(70)	(81)	(107)
Income (loss) before equity in net earnings of subsidiaries	6	(244)	(220)
Equity in net earnings of subsidiaries	1,270	1,391	1,451
Net income	$1,276	$1,147	$1,231

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Net income	$1,276	$1,147	$1,231
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(114)	122	(338)
Effect of income taxes	42	(44)	124
Total change in unrealized investment gains/losses, net of tax	(72)	78	(214)
Reclassification adjustment for net realized gains included in investment income	(146)	(20)	(22)
Effect of income taxes	53	7	8
Total reclassification adjustment, net of tax	(93)	(13)	(14)
Other comprehensive (loss) income, net of tax	(165)	65	(228)
Comprehensive income	$1,111	$1,212	$1,003
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$953	$1,499	$1,554
Cash flows from investing activities:
Proceeds from sale of business	1,055	—	—
Acquisitions	—	—	—
Capital contributions to operating subsidiaries	(833)	(442)	(521)
Purchases of investment securities	(507)	(629)	(320)
Proceeds from sale of investment securities	18	606	35
Maturities of investment securities	108	149	104
Purchases of property and equipment, net	(378)	(380)	(223)
Net cash used in investing activities	(537)	(696)	(925)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	—	1,733	—
Proceeds from issuance of commercial paper, net	298	—	—
Repayment of long-term debt	—	(500)	—
Change in book overdraft	(16)	(5)	7
Common stock repurchases	(385)	(872)	(531)
Dividends paid	(172)	(172)	(168)
Tax benefit from stock-based compensation	15	12	8
Proceeds from stock option exercises and other	22	51	65
Net cash (used in) provided by financing activities	(238)	247	(619)
Increase in cash and cash equivalents	178	1,050	10
Cash and cash equivalents at beginning of year	1,211	161	151
Cash and cash equivalents at end of year	$1,389	$1,211	$161
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
Related Party
Refer to Note 2 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of our related party transactions. A related party note receivable in the amount of $284 million is included with other long-term assets in our condensed balance sheet at December 31, 2015 and with purchases of investment securities in our condensed statement of cash flows. The related interest income is included in investment income in our consolidated statement of income.
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $493 million in 2015, $927 million in 2014, and $967 million in 2013. Subsidiary dividends in 2015 reflect the impact of losses for our individual commercial medical business compliant with the Health Care Reform Law and the November 5, 2015 revised statutory accounting guidance requiring the exclusion of risk corridor receivables from related statutory surplus discussed in Note 3 below.
Guarantee
Through indemnity agreements approved by state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by our parent company in the event of insolvency for: (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency. Our parent has also guaranteed the obligations of our military services subsidiaries.
Notes Receivables from Operating Subsidiaries
We funded certain subsidiaries with surplus note agreements. These notes are generally non-interest bearing and may not be entered into or repaid without the prior approval of the applicable Departments of Insurance or other state regulatory authorities.
Notes Payable to Operating Subsidiaries
We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 1.51% to 6.65% and are payable in 2016 and 2019. We recorded interest expense of $1 million related to these notes for each of the years ended December 31, 2015, 2014 and 2013.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $6.6 billion and $6.0 billion as of December 31, 2015 and 2014, respectively, which exceeded aggregate minimum regulatory requirements of $4.6 billion and $4.1 billion, respectively. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2016 is approximately $900 million in the aggregate. This compares to dividends that were paid to our parent company in 2015 of approximately $493 million. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
On November 5, 2015, the National Association of Insurance Commissioners, or NAIC, issued statutory accounting guidance for receivables associated with the risk corridor provisions under the Health Care Reform Law, which requires the receivables to be excluded from subsidiary surplus. This accounting guidance required additional capital contributions into certain subsidiaries during 2015.
Certain regulated subsidiaries recognized premium deficiency reserves for our individual commercial medical policies compliant with the Health Care Reform Law for the 2016 coverage year in the fourth quarter of 2015. Further, the statutory-based premium deficiency excludes the estimated benefit associated with the risk corridor provisions as a reduction in subsidiary surplus in accordance with the previously discussed November 5, 2015 statutory accounting guidance requiring the exclusion of risk corridor amounts from subsidiary surplus. As a result of the statutory-based premium deficiency, we will fund capital contributions into certain regulated subsidiaries of $450 million during the first quarter of 2016.
Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).
4. ACQUISITIONS AND DIVESTITURES
Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of certain acquisitions and divestitures. On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc. During 2015, 2014 and 2013, we funded certain non-regulated subsidiary acquisitions, including the acquisition of American Eldercare Inc., with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.
5. INCOME TAXES
Refer to Note 11 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of income taxes.
6. DEBT
Refer to Note 12 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of debt.
7. STOCKHOLDER’S EQUITY
Refer to Note 15 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of stockholders’ equity, including stock repurchases and stockholder dividends.

Humana Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014, and 2013
(in millions)

			Additions
	Balance at Beginning of Period	Acquired/(Disposed) Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2015	$137	$(39)	$61	$(7)	$(51)	$101
2014	118	—	32	28	(41)	137
2013	94	—	37	18	(31)	118
Deferred tax asset valuation allowance:
2015	(48)	—	6	—	—	(42)
2014	(28)	—	(20)	—	—	(48)
2013	(28)	—	—	—	—	(28)

(1)
Represents changes in retroactive membership adjustments to premiums revenue and contractual allowances adjustments to services revenue as more fully described in Note 2 to the consolidated financial statements included in this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ BRIAN A. KANE
Brian A. Kane
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 18, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. KANE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2016
Brian A. Kane

/s/ CYNTHIA H. ZIPPERLE	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 18, 2016
Cynthia H. Zipperle

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 18, 2016
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 18, 2016
Kurt J. Hilzinger

/s/ FRANK A. D’AMELIO	Director	February 18, 2016
Frank A. D’Amelio

/s/ W. ROY DUNBAR	Director	February 18, 2016
W. Roy Dunbar

/s/ DAVID A. JONES, JR.	Director	February 18, 2016
David A. Jones, Jr.

/s/ WILLIAM J. MCDONALD	Director	February 18, 2016
William J. McDonald

/s/ WILLIAM E. MITCHELL	Director	February 18, 2016
William E. Mitchell

/s/ DAVID B. NASH, M.D.	Director	February 18, 2016
David B. Nash, M.D.

/s/ JAMES J. O’BRIEN	Director	February 18, 2016
James J. O’Brien

/s/ MARISSA T. PETERSON	Director	February 18, 2016
Marissa T. Peterson