Form 10-Q
period 2016-03-31
HUMANA INC
filed 2016-05-04
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2016
$0.16 2/3 par value	149,036,654 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2016

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,801	$2,571
Investment securities	7,738	7,267
Receivables, less allowance for doubtful accounts of $115 in 2016 and $101 in 2015:	1,737	1,161
Other current assets	5,568	4,712
Total current assets	17,844	15,711
Property and equipment, net	1,420	1,384
Long-term investment securities	1,940	1,843
Goodwill	3,265	3,265
Other long-term assets	2,465	2,475
Total assets	$26,934	$24,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$5,114	$4,976
Trade accounts payable and accrued expenses	4,074	2,212
Book overdraft	257	301
Unearned revenues	360	364
Short-term borrowings	300	299
Total current liabilities	10,105	8,152
Long-term debt	3,793	3,794
Future policy benefits payable	2,233	2,151
Other long-term liabilities	278	235
Total liabilities	16,409	14,332
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,393,793 shares issued at March 31, 2016 and 198,372,059 shares issued at December 31, 2015	33	33
Capital in excess of par value	2,498	2,530
Retained earnings	11,205	11,017
Accumulated other comprehensive income	76	58
Treasury stock, at cost, 49,357,139 shares at March 31, 2016 and 50,084,043 shares at December 31, 2015	(3,287)	(3,292)
Total stockholders’ equity	10,525	10,346
Total liabilities and stockholders’ equity	$26,934	$24,678
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share results)
Revenues:
Premiums	$13,440	$13,248
Services	260	490
Investment income	100	95
Total revenues	13,800	13,833
Operating expenses:
Benefits	11,397	11,005
Operating costs	1,768	1,945
Depreciation and amortization	88	93
Total operating expenses	13,253	13,043
Income from operations	547	790
Interest expense	47	46
Income before income taxes	500	744
Provision for income taxes	266	314
Net income	$234	$430
Basic earnings per common share	$1.57	$2.86
Diluted earnings per common share	$1.56	$2.82
Dividends declared per common share	$0.29	$0.28
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income	$234	$430
Other comprehensive income:
Change in gross unrealized investment gains/losses	48	14
Effect of income taxes	(17)	(5)
Total change in unrealized investment gains/losses, net of tax	31	9
Reclassification adjustment for net realized gains included in investment income	(20)	(9)
Effect of income taxes	7	4
Total reclassification adjustment, net of tax	(13)	(5)
Other comprehensive income, net of tax	18	4
Comprehensive income	$252	$434
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2016	2015
	(in millions)
Cash flows from operating activities
Net income	$234	$430
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(20)	(9)
Stock-based compensation	23	44
Depreciation	94	88
Other intangible amortization	21	26
Provision (benefit) for deferred income taxes	15	(58)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(576)	(644)
Other assets	(685)	(1,145)
Benefits payable	138	289
Other liabilities	1,210	1,051
Unearned revenues	(4)	17
Other, net	32	18
Net cash provided by operating activities	482	107
Cash flows from investing activities
Purchases of property and equipment	(125)	(123)
Purchases of investment securities	(1,430)	(829)
Maturities of investment securities	213	330
Proceeds from sales of investment securities	914	528
Net cash used in investing activities	(428)	(94)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	318	123
Change in book overdraft	(44)	(46)
Common stock repurchases	(71)	(66)
Dividends paid	(47)	(44)
Excess tax benefit from stock-based compensation	20	13
Proceeds from stock option exercises and other	—	18
Net cash provided by (used in) financing activities	176	(2)
Increase in cash and cash equivalents	230	11
Cash and cash equivalents at beginning of period	2,571	1,935
Cash and cash equivalents at end of period	$2,801	$1,946
Supplemental cash flow disclosures:
Interest payments	$10	$9
Income tax payments, net	$5	$26
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2015, that was filed with the Securities and Exchange Commission, or the SEC, on February 18, 2016. We refer to the Form 10-K as the “2015 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, future policy benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2015 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
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
The Merger is subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (iv) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (v) material compliance by each party with its covenants in the Merger Agreement, and (vi) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) CMS has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. During the first quarter of 2016, we completed our submission of data to the Department of Justice, or DOJ, in response to the their request for information in connection with the Merger. The Merger is currently expected to close in the second half of 2016.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board, or FASB, issued new guidance related to accounting for employee share-based payments, which simplifies how income tax effects of share-based payments are recorded, simplifies the minimum statutory tax withholding requirements and allows an accounting policy election to recognize forfeitures when they occur. The new guidance is effective for us beginning with annual and interim periods in 2017. Earlier adoption is permitted in any interim period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact on our results of operations, financial position and cash flows.
In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new guidance is effective for us beginning with annual and interim periods in 2019, with earlier adoption permitted, and requires retrospective application to previously issued annual and interim financial statements. We are currently evaluating the impact on our results of operations, financial position and cash flows.
In January 2016, the FASB issued new guidance related to classification and measurement of financial instruments which requires equity securities that are not accounted for using the equity method or that do not result in consolidation, to be accounted for at fair value with changes in fair value recognized through net income. The new guidance is effective for us beginning with annual and interim periods in 2018 with early adoption permitted under certain circumstances. We are currently evaluating the impact, if any, on our results of operations, financial position, and cash flows.
In May 2015, the FASB issued new guidance requiring insurance entities to provide additional disclosures about claim liabilities including paid claims development information by accident year and claim frequency data and related methodologies. The guidance is effective for us beginning with the filing of our Annual Report on Form 10-K for the year ended December 31, 2016 and interim periods beginning in 2017. We are currently evaluating the impact the new guidance will have on our disclosures.
In April 2015, the FASB issued new guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. We adopted this new guidance prospectively on January 1, 2016, which did not have a material impact on our results of operations, financial position, or cash flows.
In March 2015, the FASB issued new guidance which changed the presentation of debt issuance costs from an asset to a direct reduction of the related debt liability. We adopted this new guidance on January 1, 2016 on a retrospective basis by directly deducting unamortized debt issuance costs from long-term debt on our balance sheet for all periods presented. Debt issuance costs had previously been classified in our balance sheet as other long-term assets.
In February 2015, the FASB issued an amendment to current consolidation guidance that modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. All legal entities are subject to reevaluation

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

under the revised consolidation model. We adopted this new guidance on January 1, 2016, which did not have a material impact on our results of operations, financial position, or cash flows.
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
3. ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $270 million. For the three months ended March 31, 2015, the accompanying condensed consolidated statement of income includes revenues related to Concentra of $246 million and income before income taxes of $7 million.
During 2015, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. Acquisition-related costs recognized in 2015 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2016 and December 31, 2015, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$451	$2	$—	$453
Mortgage-backed securities	2,015	20	(1)	2,034
Tax-exempt municipal securities	2,967	74	(3)	3,038
Mortgage-backed securities:
Residential	11	—	—	11
Commercial	885	7	(33)	859
Asset-backed securities	252	1	—	253
Corporate debt securities	2,870	187	(27)	3,030
Total debt securities	$9,451	$291	$(64)	$9,678

December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$331	$2	$(1)	$332
Mortgage-backed securities	1,902	12	(23)	1,891
Tax-exempt municipal securities	2,611	61	(4)	2,668
Mortgage-backed securities:
Residential	13	—	—	13
Commercial	1,024	2	(41)	985
Asset-backed securities	264	1	(2)	263
Corporate debt securities	2,873	140	(55)	2,958
Total debt securities	$9,018	$218	$(126)	$9,110

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2016 and December 31, 2015, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$76	$—	$4	$—	$80	$—
Mortgage-backed securities	177	—	126	(1)	303	(1)
Tax-exempt municipal securities	597	(2)	42	(1)	639	(3)
Mortgage-backed securities:
Residential	2	—	3	—	5	—
Commercial	276	(6)	249	(27)	525	(33)
Asset-backed securities	146	—	—	—	146	—
Corporate debt securities	374	(16)	97	(11)	471	(27)
Total debt securities	$1,648	$(24)	$521	$(40)	$2,169	$(64)

December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$195	$(1)	$14	$—	$209	$(1)
Mortgage-backed securities	1,484	(20)	86	(3)	1,570	(23)
Tax-exempt municipal securities	843	(3)	52	(1)	895	(4)
Mortgage-backed securities:
Residential	2	—	4	—	6	—
Commercial	626	(13)	265	(28)	891	(41)
Asset-backed securities	258	(2)	—	—	258	(2)
Corporate debt securities	918	(45)	63	(10)	981	(55)
Total debt securities	$4,326	$(84)	$484	$(42)	$4,810	$(126)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at March 31, 2016. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At March 31, 2016, 6% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 46% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 54% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. In addition, 5.4% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Residential mortgage-backed securities comprised approximately 98% of our agency mortgage-backed securities at March 31, 2016 and 98% at December 31, 2015.

The recoverability of our non-agency commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. At March 31, 2016, these commercial mortgage-backed securities primarily were composed of senior tranches having higher credit support than junior tranches. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at March 31, 2016.
The percentage of corporate securities associated with the financial services industry was 24% at March 31, 2016 and 25% at December 31, 2015.
Our unrealized loss from all securities was generated from approximately 360 positions out of a total of approximately 2,000 positions at March 31, 2016. All issuers of securities we own that were trading at an unrealized loss at March 31, 2016 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At March 31, 2016, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2016.

The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Gross realized gains	$31	$17
Gross realized losses	(11)	(8)
Net realized capital gains	$20	$9
There were no material other-than-temporary impairments for the three months ended March 31, 2016 or 2015.
The contractual maturities of debt securities available for sale at March 31, 2016, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$420	$419
Due after one year through five years	1,961	2,006
Due after five years through ten years	1,432	1,473
Due after ten years	2,475	2,623
Mortgage and asset-backed securities	3,163	3,157
Total debt securities	$9,451	$9,678

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2016 and December 31, 2015, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2016
Cash equivalents	$2,669	$2,669	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	453	—	453	—
Mortgage-backed securities	2,034	—	2,034	—
Tax-exempt municipal securities	3,038	—	3,035	3
Mortgage-backed securities:
Residential	11	—	11	—
Commercial	859	—	859	—
Asset-backed securities	253	—	252	1
Corporate debt securities	3,030	—	3,025	5
Total debt securities	9,678	—	9,669	9
Total invested assets	$12,347	$2,669	$9,669	$9

December 31, 2015
Cash equivalents	$2,229	$2,229	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	332	—	332	—
Mortgage-backed securities	1,891	—	1,891	—
Tax-exempt municipal securities	2,668	—	2,663	5
Mortgage-backed securities:
Residential	13	—	13	—
Commercial	985	—	985	—
Asset-backed securities	263	—	263	—
Corporate debt securities	2,958	—	2,952	6
Total debt securities	9,110	—	9,099	11
Total invested assets	$11,339	$2,229	$9,099	$11

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or 2015.
Our Level 3 assets had a fair value of $9 million at March 31, 2016, or 0.1% of our total invested assets. During the three months ended March 31, 2016 and 2015, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2016			2015
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$6	$5	$11	$24	$8	$32
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(18)	(2)	(20)
Settlements	—	(2)	(2)	—	—	—
Balance at March 31	$6	$3	$9	$6	$6	$12
Financial Liabilities
Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding, net of unamortized debt issuance costs, was $3,793 million at March 31, 2016 and $3,794 million at December 31, 2015. The fair value of our long-term debt was $4,035 million at March 31, 2016 and $3,986 million at December 31, 2015. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding borrowings of $300 million as of March 31, 2016 and $299 million as of December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed the acquisition of certain health and wellness related businesses during 2015. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 or 2015.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2015 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2016 and December 31, 2015. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2016 provision is expected to exceed 12 months at March 31, 2016.

	March 31, 2016		December 31, 2015
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$33	$2,408	$25	$2,082
Trade accounts payable and accrued expenses	(44)	(704)	(47)	(63)
Net current (liability) asset	(11)	1,704	(22)	2,019
Other long-term assets	49	—	—	—
Other long-term liabilities	(29)	—	—	—
Net long-term asset	20	—	—	—
Total net asset (liability)	$9	$1,704	$(22)	$2,019
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs effective January 1, 2014, including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2015 Form 10-K. Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 to improve the profitability of our individual commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve, or PDR) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. Historically, this business has reported profit in the first quarter of the year due to benefit designs. Because we continue to anticipate a loss associated with this business for the full year 2016, the seasonal earnings generated during the three months ended March 31, 2016 were offset by an increase in the premium deficiency reserve as noted in the table that follows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Changes in the premium deficiency reserve for the three months ended March 31, 2016 were as follows:

Premium Deficiency Reserve
(in millions)
Balance at January 1, 2016	$176
Current period results applied to the PDR liability	13
Balance at March 31, 2016	$189
The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at March 31, 2016 and December 31, 2015. Amounts classified as long-term represent settlements that we expect to exceed 12 months at March 31, 2016.

	March 31, 2016			December 31, 2015
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
Prior Coverage Years
Premiums receivable	$136	$—	$—	$126	$—	$—
Other current assets	—	402	—	—	610	—
Trade accounts payable and accrued expenses	(258)	—	—	(223)	—	—
Net current (liability) asset	(122)	402	—	(97)	610	—
Other long-term assets	—	—	369	10	—	459
Other long-term liabilities	—	—	—	—	—	—
Net long-term asset	—	—	369	10	—	459
Total prior coverage years' net (liability) asset	(122)	402	369	(87)	610	459
Current Coverage Year
Other long-term assets	—	25	97	—	—	—
Other long-term liabilities	(12)	—	—	—	—	—
Net long-term (liability) asset	(12)	25	97	—	—	—
Total 2016 coverage year net (liability) asset	(12)	25	97	—	—	—
Total net (liability) asset	$(134)	$427	$466	$(87)	$610	$459

Changes in estimate of the net 3Rs receivable for prior coverage years during the three months ended March 31, 2016 primarily result from prior period medical claims reserve development as well as updates to third party studies and tax estimates.
During the three months ended March 31, 2016, the Department of Health and Human Services, or HHS, provided issuers with an early payment for a portion of the estimated full year reinsurance recoverables for the 2015 coverage year, with the remainder expected in the third and fourth quarters of 2016. During the three months ended March 31, 2016, we received payments of $213 million for reinsurance recoverables associated with the 2015 coverage year. In 2015, commercial reinsurance recoveries associated with the 2014 coverage year primarily were collected in the third quarter of 2015.
We have collected approximately $30 million from HHS for our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement of approximately 12.6% of risk corridor receivables for the 2014 coverage year primarily was received in fourth quarter of 2015 and funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. Based on the notice from CMS and collections received for the 2014 coverage year, we classified our remaining gross risk corridor receivables for all coverage years as long-term because settlement is expected to exceed 12 months at March 31, 2016.
In September 2016, we expect to pay the federal government an estimated $908 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. Each year on January 1, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost resulted in operating cost expense of approximately $227 million for the three months ended March 31, 2016 and $220 million for the three months ended March 31, 2015.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments was unchanged from December 31, 2015 to March 31, 2016. The carrying amount at March 31, 2016 was as follows:

	Retail	Group	Healthcare Services	Total
	(in millions)
Balance at March 31, 2016	$1,069	$385	$1,811	$3,265

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

		March 31, 2016			December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.8 yrs	$566	$307	$259	$566	$292	$274
Trade names and technology	8.3 yrs	104	58	46	104	54	50
Provider contracts	14.6 yrs	51	25	26	51	24	27
Noncompetes and other	8.2 yrs	32	27	5	32	26	6
Total other intangible assets	9.8 yrs	$753	$417	$336	$753	$396	$357

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the three months ended March 31, 2016 and 2015, amortization expense for other intangible assets was approximately $21 million and $26 million, respectively. The following table presents our estimate of amortization expense for 2016 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2016	$78
2017	71
2018	62
2019	51
2020	47
2021	13
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$234	$430
Weighted average outstanding shares of common stock used to compute basic earnings per common share	149,161	150,490
Dilutive effect of:
Employee stock options	169	218
Restricted stock	1,224	1,641
Shares used to compute diluted earnings per common share	150,554	152,349
Basic earnings per common share	$1.57	$2.86
Diluted earnings per common share	$1.56	$2.82
Number of antidilutive stock options and restricted stock excluded from computation	1,273	718

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2015 and 2016 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
In April 2016, our Board declared a cash dividend to stockholders of $0.29 per share payable on July 29, 2016 to stockholders of record as of the close of business on June 30, 2016.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Excluding the 0.36 million shares received in March 2015 upon final settlement of our ASR Agreement for which no cash was paid during the period, we repurchased 0.15 million shares for $26 million during the three months ended March 31, 2015 pursuant to our September 2014 repurchase program. No repurchases were made during the three months ended March 31, 2016.
In connection with employee stock plans, we acquired 0.43 million common shares for $71 million and 0.25 million common shares for $40 million during the three months ended March 31, 2016 and 2015, respectively.
Treasury Stock Reissuance
We reissued 1.15 million shares of treasury stock during the three months ended March 31, 2016 at a cost of $76 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included, net of tax, net unrealized gains on our investment securities of $144 million at March 31, 2016 and $58 million at December 31, 2015. In addition, accumulated other comprehensive income included, net of tax, $68 million at March 31, 2016 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no such liability at December 31, 2015. Refer to Note 18 to the consolidated financial statements in our 2015 Form 10-K for further discussion of our long-term care insurance policies.
11. INCOME TAXES
The effective income tax rate was 53.2% for the three months ended March 31, 2016, compared to 42.2% for the three months ended March 31, 2015 primarily reflecting the impact of non-deductible transaction costs associated with the Merger during the three months ended March 31, 2016 and the beneficial effect of the sale of Concentra during the three months ended March 31, 2015. Non-deductible transaction costs associated with the Merger increased our effective tax rate by approximately 3 percentage points for the three months ended March 31, 2016. Conversely, the tax effect of the sale of Concentra reduced our effective tax rate by approximately 7 percentage points for the three months ended March 31, 2015. Humana Inc., our parent company, recognized a deferred tax asset for the excess of the tax basis over the book basis of its Concentra subsidiary of approximately $53 million during the first quarter of 2015 because realization of the asset in the foreseeable future was apparent with the classification of the assets and liabilities of Concentra as held-for-sale at that time.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

12.  DEBT
The carrying value of long-term debt outstanding, net of unamortized debt issuance costs as required by newly adopted guidance disclosed in Note 2, was as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in millions)
Senior notes:
$500 million, 7.20% due June 15, 2018	$501	$502
$300 million, 6.30% due August 1, 2018	307	307
$400 million, 2.625% due October 1, 2019	398	398
$600 million, 3.15% due December 1, 2022	595	595
$600 million, 3.85% due October 1, 2024	595	595
$250 million, 8.15% due June 15, 2038	263	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	738	738
Total long-term debt	$3,793	$3,794

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

Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $27 million as of March 31, 2016 and $28 million as of December 31, 2015.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

financial covenants regarding the maintenance of a minimum level of net worth of $8.6 billion at March 31, 2016 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.5 billion and an actual leverage ratio of 1.5:1, as measured in accordance with the credit agreement as of March 31, 2016. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At March 31, 2016, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $1 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of March 31, 2016, we had $999 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2016 was $475 million. There were outstanding borrowings of $300 million at March 31, 2016 and $299 million at December 31, 2015.
13. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 74% of our total premiums and services revenue for the three months ended March 31, 2016, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. Our bids for the 2017 calendar year are due by June 6, 2016.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
At March 31, 2016, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2016, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On January 22, 2016, we received notice from the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2017. A request for proposal was issued for the next generation of TRICARE contracts for the period beginning April 1, 2017. The request for proposal provides for the consolidation of three regions into two - East and West.  The current North Region and South Region are to be combined to form the East Region. We responded to the final request for proposal on February 16, 2016.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the three months ended March 31, 2016. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Legal Proceedings and Certain Regulatory Matters
Florida Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. The individual plaintiff has filed a fourth amended complaint which we answered on February 19, 2016. The Court has ordered trial to commence on February 20, 2017 if the matter is not resolved prior to trial. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts, as well as individual commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Group segment consists of employer group commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary insurance benefits, as well as administrative services only, or ASO products. In addition, our Group segment includes our health and wellness products (primarily marketed to employer groups) and military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, home based services, and clinical programs, as well as services and capabilities to advance population health. We will continue to report under the category of Other Businesses those businesses which do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In addition, our Healthcare Services intersegment revenues include revenues earned by certain owned providers derived from risk-based and non risk-based managed care agreements with our health plans. Under risk based agreements, the provider receives a monthly capitated fee that varies depending on the demographics and health status of the member, for each member assigned to these owned providers by our health plans. The owned provider assumes the economic risk of funding the assigned members’ healthcare services. Under non risk-based agreements, our health plans retain the economic risk of funding the assigned members' healthcare services. Our Healthcare Services segment reports provider services revenues associated with risk-based agreements on a gross basis, whereby capitation fee revenue is recognized in the period in which the assigned members are entitled to receive healthcare services. Provider services revenues associated with non risk-based agreements are presented net of associated healthcare costs.
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $2.9 billion and $2.5 billion for the three months ended March 31, 2016 and 2015, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $27 million and $21 million for the three months ended March 31, 2016 and 2015, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2015 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home based services as well as clinical programs, to our Retail and Group customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three months ended March 31, 2016 and 2015:

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,027	$—	$—	$—	$—	$8,027
Group Medicare Advantage	1,077	—	—	—	—	1,077
Medicare stand-alone PDP	1,039	—	—	—	—	1,039
Total Medicare	10,143	—	—	—	—	10,143
Fully-insured	997	1,337	—	—	—	2,334
Specialty	65	253	—	—	—	318
Medicaid and other	630	5	—	10	—	645
Total premiums	11,835	1,595	—	10	—	13,440
Services revenue:
Provider	—	13	58	—	—	71
ASO and other	2	177	—	3	—	182
Pharmacy	—	—	7	—	—	7
Total services revenue	2	190	65	3	—	260
Total revenues - external customers	11,837	1,785	65	13	—	13,700
Intersegment revenues
Services	—	21	4,754	—	(4,775)	—
Products	—	—	1,360	—	(1,360)	—
Total intersegment revenues	—	21	6,114	—	(6,135)	—
Investment income	27	5	7	15	46	100
Total revenues	11,864	1,811	6,186	28	(6,089)	13,800
Operating expenses:
Benefits	10,378	1,193	—	25	(199)	11,397
Operating costs	1,276	436	5,913	4	(5,861)	1,768
Depreciation and amortization	56	24	32	—	(24)	88
Total operating expenses	11,710	1,653	5,945	29	(6,084)	13,253
Income (loss) from operations	154	158	241	(1)	(5)	547
Interest expense	—	—	—	—	47	47
Income (loss) before income taxes	$154	$158	$241	$(1)	$(52)	$500

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$7,433	$—	$—	$—	$—	$7,433
Group Medicare Advantage	1,394	—	—	—	—	1,394
Medicare stand-alone PDP	1,003	—	—	—	—	1,003
Total Medicare	9,830	—	—	—	—	9,830
Fully-insured	1,094	1,384	—	—	—	2,478
Specialty	63	270	—	—	—	333
Medicaid and other	591	6	—	10	—	607
Total premiums	11,578	1,660	—	10	—	13,248
Services revenue:
Provider	—	9	308	—	—	317
ASO and other	4	160	—	2	—	166
Pharmacy	—	—	7	—	—	7
Total services revenue	4	169	315	2	—	490
Total revenues - external customers	11,582	1,829	315	12	—	13,738
Intersegment revenues
Services	—	22	4,367	—	(4,389)	—
Products	—	—	1,150	—	(1,150)	—
Total intersegment revenues	—	22	5,517	—	(5,539)	—
Investment income	27	5	—	15	48	95
Total revenues	11,609	1,856	5,832	27	(5,491)	13,833
Operating expenses:
Benefits	9,936	1,226	—	23	(180)	11,005
Operating costs	1,254	453	5,560	3	(5,325)	1,945
Depreciation and amortization	44	23	42	—	(16)	93
Total operating expenses	11,234	1,702	5,602	26	(5,521)	13,043
Income from operations	375	154	230	1	30	790
Interest expense	—	—	—	—	46	46
Income (loss) before income taxes	$375	$154	$230	$1	$(16)	$744

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2015 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 18, 2016, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
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
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we will merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. A copy of the Merger Agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2015. Under the terms of the Merger Agreement, at the closing of the Merger, each outstanding share of our common stock will be converted into the right to receive (i) 0.8375 of a share of Aetna common stock and (ii) $125 in cash. The total transaction was estimated at approximately $37 billion including the assumption of Humana debt, based on the closing price of Aetna common shares on July 2, 2015. The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends (we agreed that our quarterly dividend will not exceed $0.29 per share) and repurchases of our securities (we agreed to suspend our share repurchase program), restrictions on our ability to enter into material contracts, and negotiated thresholds for capital expenditures, capital contributions, acquisitions and divestitures of businesses.
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

The Merger is subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, (ii) the absence of legal restraints and prohibitions on the consummation of the Merger, (iii) listing of the Aetna common stock to be issued in the Merger on the New York Stock Exchange, (iv) subject to the relevant standards set forth in the Merger Agreement, the accuracy of the representations and warranties made by each party, (v) material compliance by each party with its covenants in the Merger Agreement, and (vi) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to Aetna, in each case since the execution of and as defined in the Merger Agreement. In addition, Aetna’s obligation to consummate the Merger is subject to (a) the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the Merger Agreement), and (b) CMS has not imposed any sanctions with respect to our Medicare Advantage, or MA, business that, individually or in the aggregate, is or would reasonably be expected to be material and adverse to us and our subsidiaries, taken as a whole. During the first quarter of 2016, we completed our submission of data to the Department of Justice, or DOJ, in response to the their request for information in connection with the Merger. The Merger is currently expected to close in the second half of 2016.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts, as well as individual commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Group segment consists of employer group commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary insurance benefits, as well as administrative services only, or ASO products. In addition, our Group segment includes our health and wellness products (primarily marketed to employer groups) and military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, home based services, and clinical programs, as well as services and capabilities to advance population health. We will continue to report under the category of Other Businesses those businesses which do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
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
Our Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Group segment’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. Similarly, certain of our fully-insured individual commercial medical products in our Retail segment experience seasonality in the benefit ratio akin to the Group segment, including the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers. As previously underwritten members transition, it results in policy lapses and the release of reserves for future policy benefits partially offset by the recognition of previously deferred acquisition costs. These policy lapses generally occur during the first quarter of the new coverage year following the open enrollment period reducing the benefit ratio in the first quarter. The recognition of a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law in the fourth quarter of 2015, discussed in more detail in the highlights that follow, negatively impacted the benefit ratio pattern in 2015 and conversely is expected to favorably impact the benefit ratio for the full year 2016 for this business. The quarterly benefit ratio pattern for our individual commercial medical business compliant with the Health Care Reform Law is expected to be relatively flat throughout 2016 as opposed to the increasing benefit ratio pattern exhibited in prior years.
In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare and individual health care exchange marketing seasons.
2016 Highlights
Consolidated

•
Our 2016 results through March 31, 2016 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2016, approximately 1,715,100 members, or 61.1%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,633,100 members, or 59.3%, at December 31, 2015 and 1,456,800 members, or 54.2%, at March 31, 2015.

•
During the three months ended March 31, 2016 we recorded transaction and integration costs in connection with the Merger of approximately $34 million, or $0.21 per diluted common share. Certain costs associated with the transaction are not deductible for tax purposes.

•
Our pretax results for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 reflect a year-over-year decline in the Retail segment pretax results, partially offset by a slight year-over-year improvement in the Healthcare Services and Group segment pretax results as discussed in the detailed segment results discussion that follows.

•
Year-over year comparisons of results are impacted by the June 1, 2015 sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pretax gain, net of transaction costs, of $270 million, or $1.57 per diluted common share in 2015, including a $0.35 tax benefit recognized during three months ended March 31, 2015.

•
Year-over-year comparisons of the benefit ratio in the first quarter are impacted by the unfavorable seasonal affect of one extra business day's claims from leap year in the 2016 quarter and the recognition of a premium deficiency reserve for our individual commercial medical business as discussed in the detailed segment results discussion that follows.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases in the first half of 2015.

•
During the three months ended March 31, 2016, operating cash flow provided by operations was $482 million as compared to $107 million for the three months ended March 31, 2015. The increase in our operating cash flows for the three months ended March 31, 2016 primarily was due to the favorable timing of working capital items partially offset by lower earnings year-over-year. Significant year-over-year changes in working capital items primarily included the early receipt of certain commercial reinsurance recoveries from HHS for the 2015 coverage year in the first quarter of 2016 as discussed below, the timing of payroll cycles resulting in one less payroll cycle in the first quarter of 2016 than in the first quarter of 2015, and lower management incentive payments in the first quarter of 2016 associated with prior year performance than those paid in the first quarter of 2015. In 2015, commercial reinsurance recoveries associated with the 2014 coverage year primarily were collected in the third quarter of 2015. In the first quarter of 2016, HHS provided issuers with a portion of the estimated full year payment for the 2015 coverage year, with the remainder expected to be paid in the third and fourth quarters of 2016.

•
In 2016, we expect to pay the federal government an estimated $908 million for the annual non-deductible health insurance industry fee compared to our payment of $867 million in 2015. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate beginning in 2014. The health insurance industry fee is further described below under the section titled “Health Care Reform.” The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This will significantly reduce our operating costs and effective tax rate in 2017.

•	During the three months ended March 31, 2016, we paid dividends to stockholders of $47 million.
Retail

•
On April 4, 2016, CMS announced final 2017 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notice, together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, risk coding modifications, Star ratings for 2017, and other funding formula changes, indicate 2017 Medicare Advantage funding decreases for us of approximately 1.3% on average. Although the overall rate adjustment is negative, geographic-specific impacts may vary significantly from this average. The beneficial effect of the temporary suspension of the health insurer fee for 2017 discussed above is not reflected in our estimate for our 2017 rate changes. We believe our 2017 Medicare Advantage plan filings, including the applicable level of rate changes will remain competitive compared to both the combination of original Medicare with a supplement policy and Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•
For the three months ended March 31, 2016, our Retail segment pretax income decreased by $221 million, or 58.9%, as compared to the three months ended March 31, 2015 as higher premiums were more than offset by an increase in the segment's benefit ratio as discussed in the detailed segment results of operations discussion that follows.

•
Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. The benefit ratios reported for the full year 2015 associated with many of our individual commercial medical products, in particular Health Care Reform Law compliant offerings, significantly exceeded prior expectations, driven primarily by the on-going impact of the transitional policies, special enrollment period exemptions associated with the program, and government-mandated product designs that attracted higher-utilizing members.

As disclosed in our 2015 Form 10-K, we took a number of actions in 2015 to improve the profitability of our individual commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year. As of March 31, 2016, the premium deficiency reserve was $189 million.
Operating results for this business for 2016 primarily include results associated with the wind-down of plans that are not compliant with the Health Care Reform Law, including the related release of policy reserves, as well as indirect administrative costs associated with plans that are compliant with the Health Care Reform Law as these items are not associated with the premium deficiency reserve recognized in the fourth quarter of 2015 for the 2016 coverage year.
We are in the process of finalizing plans for our individual commercial medical offerings compliant with the Health Care Reform Law for 2017. We anticipate proposing a number of changes to retain a viable product for individual consumers, where feasible, and address persistent risk selection challenges. Such changes may include certain statewide market and product exits both on and off exchange, service area reductions and pricing commensurate with anticipated levels of risk by state.

•
Individual Medicare Advantage membership of 2,807,200 at March 31, 2016 increased 53,800, or 2.0%, from 2,753,400 at December 31, 2015 and increased 121,300 members, or 4.5%, from 2,685,900 at March 31, 2015 reflecting net membership additions, particularly for our Health Maintenance Organization, or HMO, offerings for the 2016 plan year.

•
Group Medicare Advantage membership of 349,200 at March 31, 2016 decreased 134,900 members, or 27.9%, from 484,100 at December 31, 2015 and decreased 121,700 members, or 25.8%, from 470,900 at March 31, 2015. These declines primarily reflect the loss of a large account that moved to a private exchange offering on January 1, 2016.

•
Medicare stand-alone PDP membership of 4,834,100 at March 31, 2016 increased 276,200 members, or 6.1%, from 4,557,900 at December 31, 2015 and increased 452,700 members, or 10.3%, from 4,381,400 at March 31,

2015 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2016 plan year.

•
Our state-based Medicaid membership of 388,400 as of March 31, 2016 increased 14,700 members, or 3.9%, from 373,700 at December 31, 2015 and increased 49,400 members, or 14.6%, from 339,000 at March 31, 2015, in each case primarily due to the addition of members under our Florida Medicaid contracts in the second half of 2015.

•
Individual commercial medical membership of 1,085,500 at March 31, 2016 increased 27,800 members, or 2.6%, from 1,057,700 at December 31, 2015 and decreased 172,600 members, or 13.7%, from 1,258,100 at March 31, 2015. The increase from December 31, 2015 primarily reflects an increase in Medicare Supplement membership partially offset by the loss of members subscribing to plans that are not compliant with the Health Care Reform Law as well as loss of members in plans that are compliant with the Health Care Reform Law due to plan discontinuances in the first quarter of 2016. The decrease from March 31, 2015 primarily reflects the loss of members in plans compliant with the Health Care Reform Law, including the loss of approximately 150,000 members due to termination by CMS for lack of eligibility documentation as well as the loss of members due to the non-payment of premiums during the last three quarters of 2015, and the loss of members subscribing to plans that are not compliant with the Health Care Reform Law. At March 31, 2016, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 763,000 members, an increase of 5,100 members, or 0.7%, from December 31, 2015 and a decrease of 181,100 members, or 19.2%, from March 31, 2015.

Group Segment

•
For the three months ended March 31, 2016, our Group segment pretax income of $158 million increased $4 million from the three months ended March 31, 2015 as discussed in the results of operations discussion that follows.

Healthcare Services Segment

•	As noted previously, year-over-year comparisons of results of operations are impacted by the completion of the sale of Concentra on June 1, 2015.

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $11 million, or 4.8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was primarily due to revenue growth from our pharmacy solutions business, including mail order, and home based services business as they serve our growing individual Medicare membership. These items were substantially offset by decreased profitability in our provider services business primarily reflecting significantly lower Medicare rates year-over-year.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. Medicare Advantage membership with complex chronic conditions in the Humana Chronic Care Program rose to approximately 572,300 at March 31, 2016, an increase of 23.6% from approximately 463,000 Medicare Advantage members at March 31, 2015, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, but was down 3.0% from 590,300 at December 31, 2015 primarily due to the loss of engaged members associated with the group Medicare account that termed on January 1, 2016 as discussed previously. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry was $8 billion in 2014 and $11.3 billion in each of 2015 and 2016, with increasing annual amounts thereafter, and is not deductible for income tax purposes, which significantly increased our effective income tax rate. Our effective tax rate for full year 2016 is expected to be approximately 49.0% to 51.0%, excluding the impact of transaction costs associated with the Merger expected to be incurred subsequent to March 31, 2016. In 2016, we expect to pay the federal government an estimated $908 million for the annual health insurance industry fee, a 4.7% increase from $867 million in 2015, primarily reflecting growth in our market share. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This will significantly reduce our operating costs and effective tax rate in 2017. The health insurance industry fee levied on the insurance industry was previously expected to be $14 billion in 2017.

In addition, the Health Care Reform Law expands federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms comes, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in our 2015 Form 10-K.
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
As discussed above, it is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the delayed receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law). The interim settlement of approximately 12.6% of risk corridor receivables for the 2014 coverage year primarily was received in fourth quarter of 2015 and funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations.
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

Comparison of Results of Operations for 2016 and 2015
The following discussion primarily deals with our results of operations for the three months ended March 31, 2016, or the 2016 quarter, and the three months ended March 31, 2015, or the 2015 quarter.
Consolidated

	For the three months ended March 31,		Change
	2016	2015	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$11,835	$11,578	$257	2.2%
Group	1,595	1,660	(65)	(3.9)%
Other Businesses	10	10	—	—%
Total premiums	13,440	13,248	192	1.4%
Services:
Retail	2	4	(2)	(50.0)%
Group	190	169	21	12.4%
Healthcare Services	65	315	(250)	(79.4)%
Other Businesses	3	2	1	50.0%
Total services	260	490	(230)	(46.9)%
Investment income	100	95	5	5.3%
Total revenues	13,800	13,833	(33)	(0.2)%
Operating expenses:
Benefits	11,397	11,005	392	3.6%
Operating costs	1,768	1,945	(177)	(9.1)%
Depreciation and amortization	88	93	(5)	(5.4)%
Total operating expenses	13,253	13,043	210	1.6%
Income from operations	547	790	(243)	(30.8)%
Interest expense	47	46	1	2.2%
Income before income taxes	500	744	(244)	(32.8)%
Provision for income taxes	266	314	(48)	(15.3)%
Net income	$234	$430	$(196)	(45.6)%
Diluted earnings per common share	$1.56	$2.82	$(1.26)	(44.7)%
Benefit ratio(a)	84.8%	83.1%		1.7%
Operating cost ratio(b)	12.9%	14.2%		(1.3)%
Effective tax rate	53.2%	42.2%		11.0%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $234 million, or $1.56 per diluted common share, in the 2016 quarter compared to $430 million, or $2.82 per diluted common share, in the 2015 quarter. The decrease primarily was due to a year-over-year decline in Retail segment pretax results partially offset by a slight year-over-year improvement in the Healthcare Services and Group segment pretax results as discussed in the detailed segment results discussion that follows. In addition, the 2016 quarter includes $34 million, or $0.21 per diluted common share, of transaction and integration costs associated with the Merger, certain of which are not deductible for tax purposes. The 2015 quarter includes $0.35 per diluted common share, associated with a tax benefit recorded in connection with the held-for-sale classification of Concentra. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2016 quarter.
Premiums Revenue
Consolidated premiums increased $192 million, or 1.4%, from the 2015 quarter to $13.4 billion for the 2016 quarter primarily due to higher premiums in the Retail segment partially offset by lower premiums in the Group segment. The increase in Retail segment premiums primarily reflects average individual Medicare Advantage membership growth and per member premium increases partially offset by the loss of premiums associated with a large group Medicare account that moved to a private exchange. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services Revenue
Consolidated services revenue decreased $230 million, or 46.9%, from the 2015 quarter to $260 million for the 2016 quarter, primarily due to the sale of Concentra on June 1, 2015.
Investment Income
Investment income totaled $100 million for the 2016 quarter, increasing $5 million from $95 million for the 2015 quarter, primarily due to higher realized capital gains in the 2016 quarter.
Benefits Expense
Consolidated benefits expense was $11.4 billion for the 2016 quarter, an increase of $0.4 billion, or 3.6%, from the 2015 quarter, primarily due to an increase in the Retail segment mainly driven by higher average individual Medicare Advantage membership. We experienced favorable medical claims reserve development related to prior fiscal years of $340 million in the 2016 quarter as compared to $194 million in the 2015 quarter, with both the Retail and Group segments experiencing year-over-year increases as discussed in the detailed segment results discussion that follows.
The consolidated benefit ratio increased 170 basis points to 84.8% for the 2016 quarter compared to 83.1% for the 2015 quarter, primarily due to increases in the Retail and Group segment ratios as discussed in the segment results of operations discussion that follows. Among other items, our Retail and Group segment benefit ratios reflect the unfavorable seasonal impact of an extra business day's claims from leap year in the 2016 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 250 basis points in the 2016 quarter and 150 basis points in the 2015 quarter.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs decreased $177 million, or 9.1%, during the 2016 quarter compared to the 2015 quarter primarily due to the completion of the sale of Concentra on June 1, 2015 partially offset by transaction and integration costs associated with the Merger in the 2016 quarter.
The consolidated operating cost ratio for the 2016 quarter of 12.9%, decreased 130 basis points from the 2015 quarter, primarily due to the completion of the sale of Concentra on June 1, 2015 as well as a management cost reduction initiatives across all lines of business. Concentra carried a higher operating cost ratio than our Group and Retail segments. In addition, transaction and integration costs associated with the Merger increased the operating cost ratio by 20 basis points in the 2016 quarter.
Depreciation and Amortization
Depreciation and amortization for the 2016 quarter totaled $88 million compared to $93 million for the 2015 quarter.
Interest Expense
Interest expense for the 2016 quarter totaled $47 million, compared to $46 million for the 2015 quarter.
Income Taxes
Our effective tax rate during the 2016 quarter was 53.2% compared to the effective tax rate of 42.2% in the 2015 quarter primarily reflecting the impact of non-deductible transaction costs associated with the Merger during the 2016 quarter and the beneficial effect of the sale of Concentra during the 2015 quarter. Non-deductible transaction costs associated with the Merger increased our effective tax rate by approximately 3 percentage points for the three months ended March 31, 2016. Conversely, the tax effect of the sale of Concentra reduced our effective tax rate by approximately 7 percentage points for the 2015 quarter. Humana Inc., our parent company, recognized a deferred tax asset for the excess of the tax basis over the book basis of its Concentra subsidiary of approximately $53 million during the first quarter of 2015 because realization of the asset in the foreseeable future was apparent with the classification of the assets and liabilities of Concentra as held-for-sale at that time.
Retail Segment

	March 31,		Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,807,200	2,685,900	121,300	4.5%
Group Medicare Advantage	349,200	470,900	(121,700)	(25.8)%
Medicare stand-alone PDP	4,834,100	4,381,400	452,700	10.3%
Total Retail Medicare	7,990,500	7,538,200	452,300	6.0%
Individual commercial (a)	1,085,500	1,258,100	(172,600)	(13.7)%
State-based Medicaid	388,400	339,000	49,400	14.6%
Total Retail medical members	9,464,400	9,135,300	329,100	3.6%
Individual specialty membership (b)	1,143,200	1,173,300	(30,100)	(2.6)%

(a)	Individual commercial medical membership includes Medicare Supplement members.

(b)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$8,027	$7,433	$594	8.0%
Group Medicare Advantage	1,077	1,394	(317)	(22.7)%
Medicare stand-alone PDP	1,039	1,003	36	3.6%
Total Retail Medicare	10,143	9,830	313	3.2%
Individual commercial	997	1,094	(97)	(8.9)%
State-based Medicaid	630	591	39	6.6%
Individual specialty	65	63	2	3.2%
Total premiums	11,835	11,578	257	2.2%
Services	2	4	(2)	(50.0)%
Total premiums and services revenue	$11,837	$11,582	$255	2.2%
Income before income taxes	$154	$375	$(221)	(58.9)%
Benefit ratio	87.7%	85.8%		1.9%
Operating cost ratio	10.8%	10.8%		—%
Pretax Results

•
Retail segment pretax income was $154 million in the 2016 quarter, a decrease of $221 million, or 58.9%, compared to $375 million in the 2015 quarter, as higher premiums were more than offset by an increase in the benefit ratio in the 2016 quarter as discussed below.

Enrollment

•
Individual Medicare Advantage membership increased 121,300 members, or 4.5%, from March 31, 2015 to March 31, 2016 reflecting net membership additions, particularly for our HMO offerings, for the 2016 plan year.

•
Group Medicare Advantage membership decreased 121,700, or 25.8%, from March 31, 2015 to March 31, 2016 reflecting the loss of a large account that moved to a private exchange offering on January 1, 2016.

•
Medicare stand-alone PDP membership increased 452,700 members, or 10.3%, from March 31, 2015 to March 31, 2016 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2016 plan year.

•
Individual commercial medical membership decreased 172,600 members, or 13.7%, from March 31, 2015 to March 31, 2016 primarily reflecting the loss of members in plans compliant with the Health Care Reform Law, including the loss of approximately 150,000 members due to termination by CMS for lack of eligibility documentation as well as the loss of members due to the non-payment of premiums during the last three quarters of 2015, and the loss of members subscribing to plans that are not compliant with the Health Care Reform Law.

•
State-based Medicaid membership increased 49,400 members, or 14.6%, from March 31, 2015 to March 31, 2016, primarily driven by the addition of members under our Florida Medicaid contracts in the second half of 2015.

•	Individual specialty membership decreased 30,100 members, or 2.6%, from March 31, 2015 to March 31, 2016.

Premiums Revenue

•
Retail segment premiums increased $257 million, or 2.2%, from the 2015 quarter to the 2016 quarter, primarily due to individual Medicare Advantage membership growth and increased per member premiums partially offset by declines in group Medicare Advantage and individual commercial medical membership. Average individual Medicare Advantage membership increased 4.7% for the 2016 quarter as compared to the 2015 quarter.

Benefits Expense

•
The Retail segment benefit ratio increased 190 basis points from 85.8% in the 2015 quarter to 87.7% in the 2016 quarter. This increase primarily was due to the unfavorable seasonal impact of an extra business day's claims from leap year in the 2016 quarter and a lower benefit in the 2016 quarter of the seasonal pattern of earnings associated with the individual business. The year-over-year lower seasonal pattern of earnings associated with the individual business includes lower future policy benefit reserve releases as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law, the impact of a change in estimate for the net 3Rs receivables, and the unfavorable seasonal impact of the recognition of a premium deficiency reserve in the fourth quarter of 2015 for our individual commercial medical business compliant with the Health Care Reform law for the 2016 coverage year. These unfavorable items were partially offset by favorable year-over-year comparisons of prior-period medical claims reserve development. As previously disclosed, in the fourth quarter of 2015 we recorded a premium deficiency reserve associated with our 2016 individual commercial medical offerings compliant with the Health Care Reform Law. Historically, this business has reported profit in the first quarter of the year due to benefit designs. Because we continue to anticipate a loss associated with this business for the full year 2016, the seasonal earnings generated in the 2016 quarter were offset by an increase in the premium deficiency reserve, as expected, resulting in a higher benefit ratio year-over-year.

•
The Retail segment’s benefits expense for the 2016 quarter included the beneficial effect of $298 million in favorable prior-period medical claims reserve development versus $188 million in the 2015 quarter primarily due to the timing of Medicare financial claim recoveries and favorable year-over-year comparisons for our individual commercial and state-based contracts businesses. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 250 basis points in the 2016 quarter versus approximately 160 basis points in the 2015 quarter.

Operating Costs

•
The Retail segment operating cost ratio of 10.8% for the 2016 quarter remained unchanged year-over-year as administrative cost efficiencies associated with medical membership growth in the segment were offset by the loss of a large group Medicare Advantage account which carried a lower operating cost ratio than our individual Medicare Advantage business. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in each of the 2016 quarter and 2015 quarter.

Group Segment

	March 31,		Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,136,400	1,189,600	(53,200)	(4.5)%
ASO	579,400	736,800	(157,400)	(21.4)%
Military services	3,076,800	3,085,600	(8,800)	(0.3)%
Total group medical members	4,792,600	5,012,000	(219,400)	(4.4)%
Group specialty membership (a)	5,901,900	6,251,200	(349,300)	(5.6)%

(a)
Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,337	$1,384	$(47)	(3.4)%
Group specialty	253	270	(17)	(6.3)%
Military services	5	6	(1)	(16.7)%
Total premiums	1,595	1,660	(65)	(3.9)%
Services	190	169	21	12.4%
Total premiums and services revenue	$1,785	$1,829	$(44)	(2.4)%
Income before income taxes	$158	$154	$4	2.6%
Benefit ratio	74.8%	73.9%		0.9%
Operating cost ratio	24.1%	24.5%		(0.4)%
Pretax Results

•
Group segment pretax income increased $4 million to $158 million for the 2016 quarter from the 2015 quarter, primarily reflecting improvement in the operating cost ratio partially offset by an increase in the benefit ratio as discussed below.

Enrollment

•	Fully-insured commercial group medical membership decreased 53,200 members, or 4.5%, from March 31, 2015 to March 31, 2016 reflecting lower membership in both large and small group accounts.

•
Group ASO commercial medical membership decreased 157,400 members, or 21.4%, from March 31, 2015 to March 31, 2016 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Group specialty membership decreased 349,300 members, or 5.6%, from March 31, 2015 to March 31, 2016 primarily due to the loss of several large stand-alone dental and vision accounts as well as the loss of certain fully-insured group medical accounts that also had specialty coverage.

Premiums Revenue

•
Group segment premiums decreased $65 million, or 3.9% from the 2015 quarter to $1.6 billion for the 2016 quarter primarily due to a net decline in fully-insured commercial medical membership partially offset by an increase in fully-insured commercial medical per member premiums.

Services Revenue

•
Group segment services revenue increased $21 million, or 12.4%, to $190 million for the 2016 quarter from the 2015 quarter primarily due to an increase in incentives earned under our TRICARE South Region contract.

Benefits Expense

•
The Group segment benefit ratio increased 90 basis points from 73.9% in the 2015 quarter to 74.8% in the 2016 quarter, primarily due to unfavorable medical claims reserve development in the last three quarters of 2015 related to claims incurred in the first quarter of 2015 (including changes in estimate for risk adjustment accruals) and the unfavorable seasonal impact of an extra business day's claims from leap year in the 2016 quarter, partially offset by the beneficial effect of higher favorable prior-period claims reserve development year-over-year.

•
The Group segment’s benefits expense included the beneficial effect of favorable prior-period medical claims reserve development of $41 million in the 2016 quarter versus $5 million in the 2015 quarter. This favorable prior-period medical claims reserve development decreased the Group segment benefit ratio by approximately 260 basis points in the 2016 quarter and 30 basis points in the 2015 quarter. The year-over-year increase in favorable prior-period medical claims reserve development primarily was due to higher financial claim recoveries.

Operating Costs

•
The Group segment operating cost ratio of 24.1% for the 2016 quarter decreased 40 basis points from 24.5% for the 2015 quarter primarily due to a decline in our group ASO commercial medical membership which carries a higher operating cost ratio than our fully-insured commercial medical membership, as well as operating cost efficiencies associated with the fully-insured commercial medical business. The non-deductible health insurance industry fee impacted the operating cost ratio by 140 basis points in both the 2016 quarter and the 2015 quarter.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$20	$279	$(259)	(92.8)%
Home based services	38	29	9	31.0%
Pharmacy solutions	7	7	0	—%
Total services revenues	65	315	(250)	(79.4)%
Intersegment revenues:
Pharmacy solutions	5,407	4,960	447	9.0%
Provider services	418	318	100	31.4%
Home based services	243	190	53	27.9%
Clinical programs	46	49	(3)	(6.1)%
Total intersegment revenues	6,114	5,517	597	10.8%
Total services and intersegment revenues	$6,179	$5,832	$347	5.9%
Income before income taxes	$241	$230	$11	4.8%
Operating cost ratio	95.7%	95.3%		0.4%
Pretax Results

•
Healthcare Services segment pretax income of $241 million for the 2016 quarter increased $11 million, or 4.8%, from the 2015 quarter primarily due to revenue growth from our pharmacy solutions business, including mail order, and home based services business as they serve our growing individual Medicare membership. These items were substantially offset by decreased profitability in our provider services business discussed further below.

Script Volume

•
Humana Pharmacy Solutions® script volumes for Retail and Group segment membership increased to approximately 104 million in the 2016 quarter, up 8.6% versus scripts of approximately 96 million in the 2015 quarter. This increase primarily reflects growth associated with higher average medical membership for the 2016 quarter than in the 2015 quarter.

Services Revenues

•	Services revenues decreased $250 million, or 79.4%, from the 2015 quarter to $65 million for the 2016 quarter primarily due to the completion of the sale of Concentra on June 1, 2015.
Intersegment Revenues

•
Intersegment revenues increased $597 million, or 10.8%, from the 2015 quarter to $6.1 billion for the 2016 quarter primarily due to growth in our individual Medicare Advantage and Medicare stand-alone PDP membership as well as increased engagement of members in clinical programs which collectively resulted in higher utilization of services across the segment.

Operating Costs

•
The Healthcare Services segment operating cost ratio of 95.7% for the 2016 quarter increased 40 basis points from the 2015 quarter primarily due to decreased profitability in our provider services business reflecting significantly lower Medicare rates year-over-year associated with CMS' risk coding recalibration for 2016 in geographies where provider assets are located.

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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the three months ended March 31, 2016, we collected $213 million for commercial reinsurance recoverable settlements associated with the 2015 coverage year. We have collected approximately $30 million from HHS for our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement of approximately 12.6% of risk corridor receivables for the 2014 coverage year primarily was received in fourth quarter of 2015 and funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. The remaining net receivable balance associated with the 3Rs was approximately $759 million at March 31, 2016, including $649 million related to the 2014 and 2015 coverage years, compared to $982 million at December 31, 2015. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2015 Form 10-K.

Cash and cash equivalents increased to approximately $2.8 billion at March 31, 2016 from $2.6 billion at December 31, 2015. The change in cash and cash equivalents for the three months ended March 31, 2016 and 2015 is summarized as follows:

	2016	2015
	(in millions)
Net cash provided by operating activities	$482	$107
Net cash used in investing activities	(428)	(94)
Net cash provided by (used in) financing activities	176	(2)
Increase in cash and cash equivalents	$230	$11
Cash Flow from Operating Activities
The increase in operating cash flows from the 2015 quarter to the 2016 quarter primarily was due to the favorable timing of working capital items partially offset by lower earnings year-over-year. Significant year-over-year changes in working capital items primarily included the early receipt of certain commercial reinsurance recoveries from HHS for the 2015 coverage year in the first quarter of 2016 as discussed below, the timing of payroll cycles resulting in one less payroll cycle in the first quarter of 2016 than in the first quarter of 2015, and lower management incentive payments in the first quarter of 2016 associated with prior year performance than those paid in the first quarter of 2015. In 2015, commercial reinsurance recoveries associated with the 2014 coverage year primarily were collected in the third quarter of 2015. In the first quarter of 2016, HHS provided issuers with a portion of the estimated full year payment for the 2015 coverage year, with the remainder expected to be paid in the third and fourth quarters of 2016.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015	2016 Quarter Change	2015 Quarter Change
	(in millions)
IBNR (1)	$3,623	$3,730	$(107)	$144
Reported claims in process (2)	730	600	130	78
Premium deficiency reserve (3)	189	176	13	—
Other benefits payable (4)	$572	$470	102	67
Total benefits payable	$5,114	$4,976	$138	$289

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

(3)
Premium deficiency reserve recorded in the fourth quarter of 2015 and the first quarter of 2016 for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year.

(4)	Other benefits payable primarily include amounts owed to providers under capitated and risk sharing arrangements.
The increase in benefits payable from December 31, 2015 to March 31, 2016 primarily was due to an increase the amount of processed but unpaid claims, which fluctuate due to month-end cutoff, as well as an increase in the amounts owed to providers under capitated and risk sharing arrangements, partially offset by a decrease in IBNR. The decrease in IBNR primarily was driven by declines in group Medicare Advantage and individual commercial medical membership in the 2016 quarter, partially offset by an increase in individual Medicare Advantage membership. The increase in benefits payable from December 31, 2014 to March 31, 2015 largely was due to an increase in IBNR primarily as a result of individual Medicare Advantage membership growth as well as significant growth in individual commercial medical and group Medicare Advantage membership in the 2015 quarter. As discussed previously, our cash flows are negatively impacted during periods of decreasing premiums and enrollment. In the 2015 quarter, membership in fully-insured individual commercial medical plans compliant with the Health Care Reform Law grew as compared with a decline in membership in these plans in the 2016 quarter. Similarly, while group Medicare Advantage membership declined in both the 2015 quarter and 2016 quarter, the declines were more substantial in the 2016 quarter negatively impacting the 2016 quarter change.
The detail of total net receivables was as follows at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015	2016 Quarter Change	2015 Quarter Change
	(in millions)
Medicare	$1,357	$765	$592	$542
Commercial and other	407	420	(13)	141
Military services	88	77	11	(34)
Allowance for doubtful accounts	(115)	(101)	(14)	(12)
Total net receivables	$1,737	$1,161	576	637
Reconciliation to cash flow statement:
Change in receivables held-for-sale and disposition of receivables from sale of business			—	7
Change in receivables per cash flow statement resulting in cash from operations			$576	$644
The changes in Medicare receivables for both the 2016 quarter and the 2015 quarter reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the final and mid-year settlements with CMS in July and August, respectively.
The changes in commercial and other receivables primarily reflect the timing of accruals and related collections associated with fully-insured commercial medical membership, including the commercial risk adjustment provisions of the Health Care Reform Law, as well as Medicaid receivables.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. As discussed previously, during the 2016 quarter, we received payments of $213 million for commercial reinsurance recoverables associated with the 2015 coverage year. The net receivable balance associated with the 3Rs was approximately $759 million at March 31, 2016 and $982 million at December 31, 2015, including certain amounts recorded in receivables in the table above. In 2016, we expect to pay the federal government an estimated $908 million for the annual health insurance industry fee as compared to our payment of $867 million in 2015.

Cash Flow from Investing Activities
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $303 million in the 2016 quarter. Proceeds from sales and maturities of investment securities exceeded purchases by $29 million in the 2015 quarter.
Our ongoing capital expenditures primarily relate to our information technology initiatives as well as support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $125 million in the 2016 quarter and $123 million in the 2015 quarter.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $315 million during the 2016 quarter and $128 million during the 2015 quarter. Our net receivable for CMS subsidies and brand name prescription drug discounts was $1.7 billion at March 31, 2016 compared to $1.5 billion at March 31, 2015 and $2.0 billion at December 31, 2015. Refer to Note 6 to the condensed consolidated financial statements included in this report.
Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $19 million in the 2016 quarter and by $28 million in the 2015 quarter.
Receipts from the Department of Health and Human Services, or HHS, associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $22 million higher than claims payments during the 2016 quarter and $23 million higher than claims payments during the 2015 quarter.
We repurchased 0.15 million shares for $26 million in the 2015 quarter under a share repurchase plan authorized by the Board of Directors. There were no share repurchases under share repurchase plans authorized by the board of directors in the 2016 quarter due to the restrictions of the Merger Agreement. We also acquired common shares in connection with employee stock plans for an aggregate cost of $71 million in the 2016 quarter and $40 million in the 2015 quarter.
There were no net proceeds from the issuance of commercial paper in the 2016 quarter or 2015 quarter. The maximum principal amount outstanding at any one time during the 2016 quarter was $475 million.
We paid dividends to stockholders of $47 million during the 2016 quarter and $44 million during the 2015 quarter, as discussed further below.

Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2015 and 2016 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
In April 2016, our Board declared a cash dividend to stockholders of $0.29 per share payable on July 29, 2016 to stockholders of record as of the close of business on June 30, 2016.
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
Excluding the 0.36 million shares received in March 2015 upon settlement of our ASR Agreement for which no cash was paid during the quarter, we repurchased 0.15 million shares for $26 million in the 2015 quarter under the share repurchase plan authorized by the Board of Directors.
In connection with employee stock plans, we acquired 0.43 million common shares for $71 million and 0.25 million common shares for $40 million during the 2016 quarter and 2015 quarter, respectively.
Senior Notes
We previously issued $500 million of 7.20% senior notes due June 15, 2018, $300 million of 6.30% senior notes due August 1, 2018, $400 million of 2.625% senior notes due October 1, 2019, $600 million of 3.15% senior notes due December 1, 2022, $600 million of 3.85% senior notes due October 1, 2024, $250 million of 8.15% senior notes due June 15, 2038, $400 million of 4.625% senior notes due December 1, 2042, and $750 million of 4.95% senior notes due October 1, 2044.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.6 billion at March 31, 2016 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.5 billion and an actual leverage ratio of 1.5:1, as measured in accordance with the credit agreement as of March 31, 2016. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At March 31, 2016, we had no borrowings outstanding under the credit agreement and we had outstanding letters of credit of $1 million secured under the credit agreement. No amounts have been drawn on these letters of credit. Accordingly, as of March 31, 2016, we had $999 million of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.

Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2016 was $475 million. There were outstanding borrowings of $300 million at March 31, 2016 and $299 million at December 31, 2015.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2016 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.4 billion at March 31, 2016 compared to $1.6 billion at December 31, 2015. This decrease primarily reflects capital contributions to certain regulated subsidiaries, discussed further below, capital expenditures, and payment of stockholder dividends, partially offset by operating cash derived from our non-insurance subsidiaries. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
On November 5, 2015, the National Association of Insurance Commissioners, or NAIC, issued statutory accounting guidance for receivables associated with the risk corridor provisions under the Health Care Reform Law, which requires the receivables to be excluded from subsidiary surplus. This accounting guidance required additional capital contributions into certain subsidiaries during 2015. This statutory accounting guidance does not affect our financial statements prepared in accordance with generally accepted accounting principles, under which we have recorded a receivable for risk corridor amounts due to us as an obligation of the United States Government under the Health Care Reform Law. At March 31, 2016, our gross risk corridor receivable for the 2014 through 2016 coverage years in the aggregate was $466 million.
Certain of our regulated subsidiaries recognized premium deficiency reserves for our individual commercial medical policies compliant with the Health Care Reform Law for the 2016 coverage year in the fourth quarter of 2015. Further, the statutory-based premium deficiency excludes the estimated benefit associated with the risk corridor provisions as a reduction in subsidiary surplus in accordance with the previously discussed November 5, 2015 statutory accounting guidance requiring the exclusion of risk corridor amounts from subsidiary surplus. As a result of the statutory-based premium deficiency, we funded capital contributions into certain regulated subsidiaries of $450 million during the first quarter of 2016.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2015, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $6.6 billion, which exceeded aggregate minimum regulatory requirements of $4.6 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2016 is approximately $900 million in the aggregate. This compares to dividends that were paid to our parent company in 2015 of $493 million . Subsidiary dividends in 2015 reflect the impact of losses for our individual commercial medical business compliant with the Health Care Reform Law and the November 5, 2015 revised statutory accounting guidance requiring the exclusion of risk corridor receivables from related statutory surplus described above. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at March 31, 2016. Our net unrealized position increased $135 million from a net unrealized gain position of $92 million at December 31, 2015 to a net unrealized gain position of $227 million at March 31, 2016. At March 31, 2016, we had gross unrealized losses of $64 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the three months ended March 31, 2016. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.9 years as of March 31, 2016 and 4.1 years as of December 31, 2015. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $475 million.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2016.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 25 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2015 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2016	—	$—	—	$—
February 2016	—	—	—	—
March 2016	—	—	—	—
Total	—	$—	—

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

(2)	Excludes 0.43 million shares repurchased in connection with employee stock plans.
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

101
The following materials from Humana Inc.'s Quarterly Report of Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	May 4, 2016	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)