Form 10-Q
period 2016-06-30
HUMANA INC
filed 2016-08-03
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2016
$0.16 2/3 par value	149,067,340 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2016

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,429	$2,571
Investment securities	7,417	7,267
Receivables, less allowance for doubtful accounts of $119 in 2016 and $101 in 2015:	2,553	1,161
Other current assets	5,337	4,712
Total current assets	17,736	15,711
Property and equipment, net	1,452	1,384
Long-term investment securities	2,051	1,843
Goodwill	3,266	3,265
Other long-term assets	2,731	2,475
Total assets	$27,236	$24,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$5,258	$4,976
Trade accounts payable and accrued expenses	3,873	2,212
Book overdraft	192	301
Unearned revenues	311	364
Short-term borrowings	300	299
Total current liabilities	9,934	8,152
Long-term debt	3,793	3,794
Future policy benefits payable	2,288	2,151
Other long-term liabilities	347	235
Total liabilities	16,362	14,332
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,400,959 shares issued at June 30, 2016 and 198,372,059 shares issued at December 31, 2015	33	33
Capital in excess of par value	2,502	2,530
Retained earnings	11,492	11,017
Accumulated other comprehensive income	134	58
Treasury stock, at cost, 49,333,619 shares at June 30, 2016 and 50,084,043 shares at December 31, 2015	(3,287)	(3,292)
Total stockholders’ equity	10,874	10,346
Total liabilities and stockholders’ equity	$27,236	$24,678
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions, except per share results)
Revenues:
Premiums	$13,650	$13,212	$27,090	$26,460
Services	262	407	522	897
Investment income	95	113	195	208
Total revenues	14,007	13,732	27,807	27,565
Operating expenses:
Benefits	11,509	11,252	22,906	22,257
Operating costs	1,726	1,817	3,494	3,762
Depreciation and amortization	89	90	177	183
Total operating expenses	13,324	13,159	26,577	26,202
Income from operations	683	573	1,230	1,363
Gain on sale of business	—	267	—	267
Interest expense	47	47	94	93
Income before income taxes	636	793	1,136	1,537
Provision for income taxes	325	362	571	676
Net income	$311	$431	$565	$861
Basic earnings per common share	$2.08	$2.88	$3.79	$5.74
Diluted earnings per common share	$2.06	$2.85	$3.75	$5.67
Dividends declared per common share	$0.29	$0.29	$0.58	$0.57
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$311	$431	$565	$861
Other comprehensive income:
Change in gross unrealized investment gains/losses	111	(87)	159	(73)
Effect of income taxes	(41)	32	(58)	27
Total change in unrealized investment gains/losses, net of tax	70	(55)	101	(46)
Reclassification adjustment for net realized gains included in investment income	(19)	(28)	(39)	(37)
Effect of income taxes	7	9	14	13
Total reclassification adjustment, net of tax	(12)	(19)	(25)	(24)
Other comprehensive income, net of tax	58	(74)	76	(70)
Comprehensive income	$369	$357	$641	$791
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2016	2015
	(in millions)
Cash flows from operating activities
Net income	$565	$861
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of business	—	(267)
Net realized capital gains	(39)	(37)
Stock-based compensation	48	69
Depreciation	190	178
Other intangible amortization	41	50
Benefit for deferred income taxes	(24)	(28)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(1,392)	(1,087)
Other assets	(678)	(1,437)
Benefits payable	282	306
Other liabilities	1,198	923
Unearned revenues	(53)	(70)
Other, net	68	38
Net cash provided by (used in) operating activities	206	(501)
Cash flows from investing activities
Proceeds from sale of business	—	1,055
Acquisitions, net of cash acquired	(1)	(38)
Purchases of property and equipment	(256)	(259)
Purchases of investment securities	(2,528)	(1,721)
Maturities of investment securities	635	615
Proceeds from sales of investment securities	1,853	1,570
Net cash (used in) provided by investing activities	(297)	1,222
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	221	(259)
Proceeds from issuance of commercial paper, net	—	300
Change in book overdraft	(109)	(25)
Common stock repurchases	(73)	(371)
Dividends paid	(90)	(86)
Excess tax benefit from stock-based compensation	—	14
Proceeds from stock option exercises and other	—	21
Net cash used in financing activities	(51)	(406)
(Decrease) increase in cash and cash equivalents	(142)	315
Cash and cash equivalents at beginning of period	2,571	1,935
Cash and cash equivalents at end of period	$2,429	$2,250
Supplemental cash flow disclosures:
Interest payments	$92	$95
Income tax payments, net	$536	$736
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
On June 24, 2016, as permitted under the terms of the Merger Agreement, each of Aetna and Humana delivered written notice to the other that it had elected to extend the “End Date” (as defined in the Merger Agreement) to and including December 31, 2016 (which End Date had previously been June 30, 2016).
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, charging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger. The DOJ litigation could extend beyond December 31, 2016. Together with Aetna, we intend to vigorously defend the Merger in response to the lawsuit, as described further in Note 13.
In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage, on August 2, 2016, we entered into a definitive agreement (as it may be amended, the “Humana APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. Also on August 2, 2016, Aetna entered into a substantially identical definitive agreement (as it may be amended, the “Aetna APA”) to sell for cash to Molina certain of Aetna’s Medicare Advantage assets. The sale price under the Humana APA and the Aetna APA is approximately $117 million in the aggregate, based on the estimated membership in the plans that are involved in the transaction. The transactions contemplated by the Humana APA and the Aetna APA remain subject to the completion of the Merger, the resolution of the DOJ litigation, CMS approvals and actions, and customary closing conditions, including approvals of state departments of insurance and other regulators.

The Merger remains subject to resolution of the DOJ litigation and customary closing conditions, including approvals of state departments of insurance and other regulators, and, depending upon the resolution of the DOJ litigation, the completion of the transactions contemplated by the Humana APA and the Aetna APA.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board, or FASB, issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  The guidance is effective for us beginning January 1, 2019. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists of available for sale debt securities. We are currently evaluating the impact on our results of operations, financial condition, or cash flows.
In March 2016, FASB issued new guidance related to accounting for employee share-based payments, which changes how income tax effects of share-based payments are recorded as well as the minimum statutory tax withholding requirements and allows an accounting policy election to recognize forfeitures when they occur. As permitted, we elected to early adopt this new guidance during the second quarter of 2016 prospectively effective January 1, 2016. The adoption of this new guidance resulted in the recognition of approximately $20 million, or $0.12 per diluted common share, of tax benefits in net income in our condensed consolidated statement of income for the three months ended March 31, 2016 that had previously been recorded as additional paid-in capital in our condensed consolidated balance sheet. We also prospectively applied the provisions of the new guidance related to the presentation of windfall tax benefits as cash flows from operating activities which resulted in reclassifying $20 million of cash flows from financing

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

activities to operating activities for the three months ended March 31, 2016. We elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
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
3. ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we completed the sale of our former wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $270 million,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

of which $267 million was recognized during the three months ended June 30, 2015. For the three and six months ended June 30, 2015, the accompanying condensed consolidated statement of income includes revenues related to Concentra of $166 million and $411 million, respectively, and income before income taxes of $8 million and $15 million, respectively.
During 2016 and 2015, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition dates. Acquisition-related costs recognized in 2016 and 2015 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2016 and December 31, 2015, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$543	$2	$—	$545
Mortgage-backed securities	1,710	31	—	1,741
Tax-exempt municipal securities	2,991	115	(1)	3,105
Mortgage-backed securities:
Residential	11	—	(1)	10
Commercial	766	13	(28)	751
Asset-backed securities	189	1	—	190
Corporate debt securities	2,879	260	(13)	3,126
Total debt securities	$9,089	$422	$(43)	$9,468

December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$331	$2	$(1)	$332
Mortgage-backed securities	1,902	12	(23)	1,891
Tax-exempt municipal securities	2,611	61	(4)	2,668
Mortgage-backed securities:
Residential	13	—	—	13
Commercial	1,024	2	(41)	985
Asset-backed securities	264	1	(2)	263
Corporate debt securities	2,873	140	(55)	2,958
Total debt securities	$9,018	$218	$(126)	$9,110

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2016 and December 31, 2015, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3	$—	$—	$—	$3	$—
Mortgage-backed securities	2	—	4	—	6	—
Tax-exempt municipal securities	219	—	24	(1)	243	(1)
Mortgage-backed securities:
Residential	2	—	3	(1)	5	(1)
Commercial	115	(2)	273	(26)	388	(28)
Asset-backed securities	26	—	70	—	96	—
Corporate debt securities	68	(3)	131	(10)	199	(13)
Total debt securities	$435	$(5)	$505	$(38)	$940	$(43)

December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$195	$(1)	$14	$—	$209	$(1)
Mortgage-backed securities	1,484	(20)	86	(3)	1,570	(23)
Tax-exempt municipal securities	843	(3)	52	(1)	895	(4)
Mortgage-backed securities:
Residential	2	—	4	—	6	—
Commercial	626	(13)	265	(28)	891	(41)
Asset-backed securities	258	(2)	—	—	258	(2)
Corporate debt securities	918	(45)	63	(10)	981	(55)
Total debt securities	$4,326	$(84)	$484	$(42)	$4,810	$(126)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at June 30, 2016. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At June 30, 2016, 6% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 47% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 53% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 10%. In addition, 4.6% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Residential mortgage-backed securities comprised approximately 99% of our agency mortgage-backed securities at June 30, 2016 and 98% at December 31, 2015.

The recoverability of our non-agency commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. At June 30, 2016, these commercial mortgage-backed securities primarily were composed of senior tranches having higher credit support than junior tranches. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at June 30, 2016.
The percentage of corporate securities associated with the financial services industry was 24% at June 30, 2016 and 25% at December 31, 2015.
Our unrealized losses from all securities were generated from approximately 190 positions out of a total of approximately 2,070 positions at June 30, 2016. All issuers of securities we own that were trading at an unrealized loss at June 30, 2016 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At June 30, 2016, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2016.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Gross realized gains	$20	$30	$51	$47
Gross realized losses	(1)	(2)	(12)	(10)
Net realized capital gains	$19	$28	$39	$37
There were no material other-than-temporary impairments for the three and six months ended June 30, 2016 or 2015.
The contractual maturities of debt securities available for sale at June 30, 2016, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$396	$395
Due after one year through five years	2,119	2,176
Due after five years through ten years	1,451	1,513
Due after ten years	2,447	2,692
Mortgage and asset-backed securities	2,676	2,692
Total debt securities	$9,089	$9,468

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2016 and December 31, 2015, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2016
Cash equivalents	$2,218	$2,218	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	545	—	545	—
Mortgage-backed securities	1,741	—	1,741	—
Tax-exempt municipal securities	3,105	—	3,102	3
Mortgage-backed securities:
Residential	10	—	10	—
Commercial	751	—	751	—
Asset-backed securities	190	—	189	1
Corporate debt securities	3,126	—	3,121	5
Total debt securities	9,468	—	9,459	9
Total invested assets	$11,686	$2,218	$9,459	$9

December 31, 2015
Cash equivalents	$2,229	$2,229	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	332	—	332	—
Mortgage-backed securities	1,891	—	1,891	—
Tax-exempt municipal securities	2,668	—	2,663	5
Mortgage-backed securities:
Residential	13	—	13	—
Commercial	985	—	985	—
Asset-backed securities	263	—	263	—
Corporate debt securities	2,958	—	2,952	6
Total debt securities	9,110	—	9,099	11
Total invested assets	$11,339	$2,229	$9,099	$11

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016 or 2015.
Our Level 3 assets had a fair value of $9 million at June 30, 2016, or 0.1% of our total invested assets. During the three and six months ended June 30, 2016 and 2015, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended June 30,
	2016			2015
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at April 1	$6	$3	$9	$6	$6	$12
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	(1)	(1)
Settlements	—	—	—	—	—	—
Balance at June 30	$6	$3	$9	$6	$5	$11

	For the six months ended June 30,
	2016			2015
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$6	$5	$11	$24	$8	$32
Total gains or losses:
Realized in earnings	—	—	—	(1)	—	(1)
Unrealized in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(17)	(3)	(20)
Settlements	—	(2)	(2)	—	—	—
Balance at June 30	$6	$3	$9	$6	$5	$11
Financial Liabilities
Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding, net of unamortized debt issuance costs, was $3,793 million at June 30, 2016 and $3,794 million at December 31, 2015. The fair value of our long-term debt was $4,168 million at June 30, 2016 and $3,986 million at December 31, 2015. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $300 million as of June 30, 2016 and $299 million as of December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed the acquisition of certain health and wellness related businesses during 2016 and 2015. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2016 or 2015.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2015 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2016 and December 31, 2015. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2016 provision is expected to exceed 12 months at June 30, 2016.

	June 30, 2016		December 31, 2015
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$41	$2,370	$25	$2,082
Trade accounts payable and accrued expenses	(39)	(591)	(47)	(63)
Net current asset (liability)	2	1,779	(22)	2,019
Other long-term assets	54	—	—	—
Other long-term liabilities	(40)	—	—	—
Net long-term asset	14	—	—	—
Total net asset (liability)	$16	$1,779	$(22)	$2,019
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs effective January 1, 2014, including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2015 Form 10-K. Operating results for our individual commercial medical business compliant with the Health Care Reform Law were challenged in 2014 and 2015 primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 to improve the profitability of our individual commercial medical

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve, or PDR) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. As noted in the table below, we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense in our condensed consolidated statement of income for the three months ended June 30, 2016 primarily as a result of current and projected unfavorable claims experience.
Changes in the premium deficiency reserve for the 2016 coverage year for the six months ended June 30, 2016 were as follows:

Premium Deficiency Reserve
(in millions)
Balance at January 1, 2016	$176
Current period results applied to the PDR liability for the 2016 coverage year	(47)
Change in full year 2016 estimate recorded in benefits expense	208
Balance at June 30, 2016	$337
The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at June 30, 2016 and December 31, 2015. Amounts classified as long-term represent settlements that we expect to exceed 12 months at June 30, 2016.

	June 30, 2016			December 31, 2015
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
Prior Coverage Years
Premiums receivable	$133	$—	$—	$126	$—	$—
Other current assets	—	316	—	—	610	—
Trade accounts payable and accrued expenses	(238)	—	—	(223)	—	—
Net current (liability) asset	(105)	316	—	(97)	610	—
Other long-term assets	—	—	415	10	—	459
Total prior coverage years' net (liability) asset	(105)	316	415	(87)	610	459
Current Coverage Year
Other long-term assets	133	86	127	—	—	—
Other long-term liabilities	(72)	—	—	—	—	—
Total 2016 coverage year net long-term asset	61	86	127	—	—	—
Total net (liability) asset	$(44)	$402	$542	$(87)	$610	$459

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Changes in estimate of the net 3Rs receivable for prior coverage years during the six months ended June 30, 2016 primarily result from the June 30, 2016 notification from CMS of risk adjustment and reinsurance settlement amounts for 2015.
During the six months ended June 30, 2016, the Department of Health and Human Services, or HHS, provided issuers with an early payment for a portion of the estimated full year reinsurance recoverables for the 2015 coverage year, with the remainder expected in the third and fourth quarters of 2016. During the six months ended June 30, 2016, we received payments of $214 million for reinsurance recoverables associated with the 2015 coverage year. In 2015, commercial reinsurance recoveries associated with the 2014 coverage year primarily were collected in the third quarter of 2015.
We have collected approximately $30 million from HHS for our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement of approximately 12.6% of risk corridor receivables for the 2014 coverage year primarily was received in the fourth quarter of 2015 and funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. Based on the notice from CMS and collections received for the 2014 coverage year, we classified our remaining gross risk corridor receivables for all coverage years as long-term because settlement is expected to exceed 12 months at June 30, 2016.
In September 2016, we expect to pay the federal government an estimated $912 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. Each year on January 1, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost resulted in operating cost expense of approximately $229 million for the three months ended June 30, 2016 and $456 million for the six months ended June 30, 2016. For the three and six months ended June 30, 2015 there was approximately $213 million and $433 million, respectively, of operating cost expense resulting from the amortization of the 2015 annual health insurance industry fee. The remaining deferred cost asset balance was approximately $456 million at June 30, 2016. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2016 were as follows:

	Retail	Group	Healthcare Services	Total
	(in millions)
Balance at January 1, 2016	$1,069	$385	$1,811	$3,265
Acquisitions	—	—	1	1
Balance at June 30, 2016	$1,069	$385	$1,812	$3,266

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.

		June 30, 2016			December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.8 yrs	$566	$320	$246	$566	$292	$274
Trade names and technology	8.3 yrs	104	62	42	104	54	50
Provider contracts	14.6 yrs	51	27	24	51	24	27
Noncompetes and other	8.2 yrs	32	28	4	32	26	6
Total other intangible assets	9.8 yrs	$753	$437	$316	$753	$396	$357
Amortization expense for other intangible assets was approximately $20 million for the three months ended June 30, 2016 and $24 million for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, amortization expense for other intangible assets was approximately $41 million and $50 million, respectively. The following table presents our estimate of amortization expense for 2016 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2016	$78
2017	71
2018	62
2019	51
2020	47
2021	13

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$311	$431	$565	$861
Weighted average outstanding shares of common stock used to compute basic earnings per common share	149,386	149,473	149,273	149,982
Dilutive effect of:
Employee stock options	218	193	218	205
Restricted stock	1,202	1,482	1,360	1,561
Shares used to compute diluted earnings per common share	150,806	151,148	150,851	151,748
Basic earnings per common share	$2.08	$2.88	$3.79	$5.74
Diluted earnings per common share	$2.06	$2.85	$3.75	$5.67
Number of antidilutive stock options and restricted stock excluded from computation	676	314	980	516
10. STOCKHOLDERS’ EQUITY
As discussed in Note 2, we elected to early adopt new guidance related to accounting for employee share-based payments prospectively effective January 1, 2016. The adoption of this new guidance resulted in the recognition of approximately $20 million of tax benefits in net income in our condensed consolidated statement of income for the three months ended March 31, 2016 that had previously been recorded as additional paid-in capital in our condensed consolidated balance sheet.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2015 and 2016 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Excluding the 0.36 million shares received in March 2015 upon final settlement of our ASR Agreement for which no cash was paid during the period, we repurchased 1.85 million shares for $329 million during the six months ended June 30, 2015 pursuant to our September 2014 repurchase program. No repurchases were made during the six months ended June 30, 2016.
In connection with employee stock plans, we acquired 0.44 million common shares for $73 million and 0.26 million common shares for $42 million during the six months ended June 30, 2016 and 2015, respectively.
Treasury Stock Reissuance
We reissued 1.19 million shares of treasury stock during the six months ended June 30, 2016 at a cost of $78 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included, net of tax, net unrealized gains on our investment securities of $240 million at June 30, 2016 and $58 million at December 31, 2015. In addition, accumulated other comprehensive income included, net of tax, $106 million at June 30, 2016 for an additional liability that would exist on our closed

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no such liability at December 31, 2015. Refer to Note 18 to the consolidated financial statements in our 2015 Form 10-K for further discussion of our long-term care insurance policies.
11. INCOME TAXES
The effective income tax rate was 51.1% for the three months ended June 30, 2016, compared to 45.6% for the three months ended June 30, 2015 and was 50.3% for the six months ended June 30, 2016 compared to 44.0% for the six months ended June 30, 2015, primarily reflecting the beneficial effect of the sale of Concentra on June 1, 2015 and the impact of non-deductible transaction costs associated with the Merger during the three and six months ended June 30, 2016. Non-deductible transaction costs associated with the Merger increased our effective tax rate by approximately 1.6 percentage points for the three months ended June 30, 2016 and by approximately 2.3 percentage points for the six months ended June 30, 2016. Conversely, the tax effect of the sale of Concentra reduced our effective tax rate by approximately 6.5 percentage points for each of the three and six months ended June 30, 2015.
The effective tax rate for 2016 also reflects tax benefits associated with adopting new guidance related to the accounting for employee share-based payments effective January 1, 2016 as described in Note 2, which decreased our effective tax rate by approximately 1.7 percentage points for the six months ended June 30, 2016.
12.  DEBT
The carrying value of long-term debt outstanding, net of unamortized debt issuance costs was as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in millions)
Senior notes:
$500 million, 7.20% due June 15, 2018	$501	$502
$300 million, 6.30% due August 1, 2018	307	307
$400 million, 2.625% due October 1, 2019	398	398
$600 million, 3.15% due December 1, 2022	595	595
$600 million, 3.85% due October 1, 2024	595	595
$250 million, 8.15% due June 15, 2038	263	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	738	738
Total long-term debt	$3,793	$3,794

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

Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $25 million as of June 30, 2016 and $28 million as of December 31, 2015.
Credit Agreement
Our 5-year $1.0 billion unsecured revolving credit agreement expires July 2018. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 100 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 12.5 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.8 billion at June 30, 2016 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.9 billion and an actual leverage ratio of 1.5:1, as measured in accordance with the credit agreement as of June 30, 2016. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At June 30, 2016, we had no borrowings outstanding under the credit agreement and we had no outstanding letters of credit under the credit agreement. Accordingly, as of June 30, 2016, we had $1.0 billion of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2016 was $475 million. There were outstanding borrowings of $300 million at June 30, 2016 and $299 million at December 31, 2015.
13. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 73% of our total premiums and services revenue for the six months ended June 30, 2016, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2017. However, our offerings of products under those contracts are subject to approval by CMS, which we expect to receive in the fall of 2016.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits currently being conducted for contract year 2011, in which two of our Medicare Advantage plans are being audited, and contract year 2012, in which five of our Medicare Advantage plans are being audited. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year. We were notified on May 6, 2016, that five of our Medicare Advantage contracts have been selected for audit for contract year 2013.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
At June 30, 2016, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2016, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 30, 2016, we received notice the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2017. The next generation of TRICARE contracts consolidates three regions into two - East and West, with the current North Region and South Region combined to form the East Region. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the TRICARE East Region . The East Region and West Region contract awards are subject to protests.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the six months ended June 30, 2016. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Litigation Related to the Merger
DOJ Action
On July 21, 2016, the United States government (acting under the U.S. Attorney General), along with the states of Delaware, Florida, Georgia, Illinois, Iowa and Ohio, the commonwealths of Pennsylvania and Virginia, and the District of Columbia, acting by and through their respective attorneys general, filed a civil complaint against us and Aetna in the U.S. District Court for the District of Columbia (we refer to this as the DOJ Action). The complaint alleges, among other things, that the proposed Merger would violate Section 7 of the Clayton Antitrust Act and seeks a permanent injunction to prevent the Merger.  The DOJ Action could extend beyond December 31, 2016. Together with Aetna, we intend to vigorously defend the Merger in response to the lawsuit.
Shareholder Action
In connection with the Merger, three putative class action complaints were filed by purported Humana stockholders challenging the Merger, two in the Circuit Court of Jefferson County, Kentucky and one in the Court of Chancery of the State of Delaware. The complaints are captioned Solak v. Broussard et al., Civ. Act. No. 15CI03374 (Kentucky state court), Litwin v. Broussard et al., Civ. Act. No. 15CI04054 (Kentucky state court) and Scott v. Humana Inc. et al., C.A. No. 11323-VCL (Delaware state court). The complaints named as defendants each member of Humana’s board of directors, Aetna, and, in the case of the Delaware complaint, Humana. The complaints generally alleged, among other things, that the individual members of our board of directors breached their fiduciary duties owed to our stockholders by entering into the Merger Agreement, approving the mergers as contemplated by the Merger Agreement, and failing to take steps to maximize the value of Humana to our stockholders, and that Aetna, and, in the case of the Delaware complaint, Humana aided and abetted such breaches of fiduciary duties. In addition, the complaints alleged that the merger undervalues Humana, that the process leading up to the execution of the Merger Agreement was flawed, that the members of our board of directors improperly placed their own financial interests ahead of those of our stockholders, and that certain provisions of the Merger Agreement improperly favor Aetna and impede a potential alternative transaction. Among other remedies, the complaints sought equitable relief rescinding the Merger Agreement and enjoining the defendants from completing the mergers as well as costs and attorneys’ fees. We refer to all these cases collectively in this report as the Merger Litigation. On August 20, 2015, the parties in the Kentucky state cases filed a stipulation and proposed order with the court to consolidate these cases into a single action captioned In re Humana Inc. Shareholder Litigation, Civ. Act. No. 15CI03374.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts, as well as individual commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Group segment consists of employer group commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary insurance benefits, as well as administrative services only, or ASO products. In addition, our Group segment includes our health and wellness products (primarily marketed to employer groups) and military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, home based services, and clinical programs, as well as services and capabilities to advance population health. We report under the category of Other Businesses those businesses which do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

revenue is recognized in the period in which the assigned members are entitled to receive healthcare services. Provider services revenues associated with non risk-based agreements are presented net of associated healthcare costs.
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.2 billion and $3.0 billion for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015 these amounts were $6.2 billion and $5.5 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $27 million and $24 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the amount of this expense was $54 million and $45 million, respectively.
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

Our segment results were as follows for the three and six months ended June 30, 2016 and 2015:

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,050	$—	$—	$—	$—	$8,050
Group Medicare Advantage	1,085	—	—	—	—	1,085
Medicare stand-alone PDP	1,015	—	—	—	—	1,015
Total Medicare	10,150	—	—	—	—	10,150
Fully-insured	1,130	1,357	—	—	—	2,487
Specialty	66	255	—	—	—	321
Medicaid and other	678	5	—	9	—	692
Total premiums	12,024	1,617	—	9	—	13,650
Services revenue:
Provider	—	13	61	—	—	74
ASO and other	2	176	—	3	—	181
Pharmacy	—	—	7	—	—	7
Total services revenue	2	189	68	3	—	262
Total revenues - external customers	12,026	1,806	68	12	—	13,912
Intersegment revenues
Services	—	23	4,736	—	(4,759)	—
Products	—	—	1,433	—	(1,433)	—
Total intersegment revenues	—	23	6,169	—	(6,192)	—
Investment income	25	4	7	16	43	95
Total revenues	12,051	1,833	6,244	28	(6,149)	14,007
Operating expenses:
Benefits	10,432	1,274	—	31	(228)	11,509
Operating costs	1,241	434	5,941	4	(5,894)	1,726
Depreciation and amortization	58	24	32	—	(25)	89
Total operating expenses	11,731	1,732	5,973	35	(6,147)	13,324
Income (loss) from operations	320	101	271	(7)	(2)	683
Interest expense	—	—	—	—	47	47
Income (loss) before income taxes	$320	$101	$271	$(7)	$(49)	$636

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$7,434	$—	$—	$—	$—	$7,434
Group Medicare Advantage	1,398	—	—	—	—	1,398
Medicare stand-alone PDP	985	—	—	—	—	985
Total Medicare	9,817	—	—	—	—	9,817
Fully-insured	1,113	1,379	—	—	—	2,492
Specialty	66	265	—	—	—	331
Medicaid and other	559	4	—	9	—	572
Total premiums	11,555	1,648	—	9	—	13,212
Services revenue:
Provider	—	11	221	—	—	232
ASO and other	2	163	—	3	—	168
Pharmacy	—	—	7	—	—	7
Total services revenue	2	174	228	3	—	407
Total revenues - external customers	11,557	1,822	228	12	—	13,619
Intersegment revenues
Services	—	22	4,432	—	(4,454)	—
Products	—	—	1,233	—	(1,233)	—
Total intersegment revenues	—	22	5,665	—	(5,687)	—
Investment income	31	6	—	22	54	113
Total revenues	11,588	1,850	5,893	34	(5,633)	13,732
Operating expenses:
Benefits	10,068	1,341	—	21	(178)	11,252
Operating costs	1,213	444	5,630	4	(5,474)	1,817
Depreciation and amortization	47	22	40	—	(19)	90
Total operating expenses	11,328	1,807	5,670	25	(5,671)	13,159
Income from operations	260	43	223	9	38	573
Gain on sale of business	—	—	—	—	267	267
Interest expense	—	—	—	—	47	47
Income before income taxes	$260	$43	$223	$9	$258	$793

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$16,077	$—	$—	$—	$—	$16,077
Group Medicare Advantage	2,162	—	—	—	—	2,162
Medicare stand-alone PDP	2,054	—	—	—	—	2,054
Total Medicare	20,293	—	—	—	—	20,293
Fully-insured	2,127	2,694	—	—	—	4,821
Specialty	131	508	—	—	—	639
Medicaid and other	1,308	10	—	19	—	1,337
Total premiums	23,859	3,212	—	19	—	27,090
Services revenue:
Provider	—	26	119	—	—	145
ASO and other	4	353	—	6	—	363
Pharmacy	—	—	14	—	—	14
Total services revenue	4	379	133	6	—	522
Total revenues - external customers	23,863	3,591	133	25	—	27,612
Intersegment revenues
Services	—	44	9,490	—	(9,534)	—
Products	—	—	2,793	—	(2,793)	—
Total intersegment revenues	—	44	12,283	—	(12,327)	—
Investment income	52	9	14	31	89	195
Total revenues	23,915	3,644	12,430	56	(12,238)	27,807
Operating expenses:
Benefits	20,810	2,467	—	56	(427)	22,906
Operating costs	2,517	870	11,854	8	(11,755)	3,494
Depreciation and amortization	114	48	64	—	(49)	177
Total operating expenses	23,441	3,385	11,918	64	(12,231)	26,577
Income (loss) from operations	474	259	512	(8)	(7)	1,230
Interest expense	—	—	—	—	94	94
Income (loss) before income taxes	$474	$259	$512	$(8)	$(101)	$1,136

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$14,867	$—	$—	$—	$—	$14,867
Group Medicare Advantage	2,792	—	—	—	—	2,792
Medicare stand-alone PDP	1,988	—	—	—	—	1,988
Total Medicare	19,647	—	—	—	—	19,647
Fully-insured	2,207	2,763	—	—	—	4,970
Specialty	129	535	—	—	—	664
Medicaid and other	1,150	10	—	19	—	1,179
Total premiums	23,133	3,308	—	19	—	26,460
Services revenue:
Provider	—	20	529	—	—	549
ASO and other	6	323	—	5	—	334
Pharmacy	—	—	14	—	—	14
Total services revenue	6	343	543	5	—	897
Total revenues - external customers	23,139	3,651	543	24	—	27,357
Intersegment revenues
Services	—	44	8,799	—	(8,843)	—
Products	—	—	2,383	—	(2,383)	—
Total intersegment revenues	—	44	11,182	—	(11,226)	—
Investment income	58	11	—	37	102	208
Total revenues	23,197	3,706	11,725	61	(11,124)	27,565
Operating expenses:
Benefits	20,004	2,567	—	44	(358)	22,257
Operating costs	2,467	897	11,190	7	(10,799)	3,762
Depreciation and amortization	91	45	82	—	(35)	183
Total operating expenses	22,562	3,509	11,272	51	(11,192)	26,202
Income from operations	635	197	453	10	68	1,363
Gain on sale of business	—	—	—	—	267	267
Interest expense	—	—	—	—	93	93
Income before income taxes	$635	$197	$453	$10	$242	$1,537

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
On June 24, 2016, as permitted under the terms of the Merger Agreement, each of Aetna and Humana delivered written notice to the other that it had elected to extend the “End Date” (as defined in the Merger Agreement) to and including December 31, 2016 (which End Date had previously been June 30, 2016).
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, charging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger. The DOJ Action could extend beyond December 31, 2016. Together with Aetna, we intend to vigorously defend the Merger in response to the lawsuit, as described further in Note 13 to the condensed consolidated financial statements.
In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage, on August 2, 2016, we entered into the Humana APA to sell for cash to Molina certain of our Medicare Advantage assets. Also on August 2, 2016, Aetna entered into the Aetna APA to sell for cash to Molina certain of Aetna’s Medicare Advantage assets. The sale price under the Humana APA and the Aetna APA is approximately $117 million in the aggregate, based on the estimated membership in the plans that are involved in the transaction. We believe that taken together, the divestitures contemplated by the Humana APA and the Aetna APA should address the DOJ’s perceived competitive concerns regarding Medicare Advantage.
We made customary representations, warranties and covenants in the Humana APA, including, among others, a covenant, subject to certain exceptions, to conduct our business that is involved in the transactions in the ordinary course between the execution of the Humana APA and the closing of the transactions. In connection with the transactions contemplated by the Humana APA, we expect to provide Molina with certain administrative services related to the Medicare Advantage plans that are involved in our divestiture transaction for a transition period following the closing. The transactions contemplated by the Humana APA and the Aetna APA remain subject to the completion of the Merger, the resolution of the DOJ Action, CMS approvals and actions, and customary closing conditions, including approvals of state departments of insurance and other regulators.
The Merger remains subject to resolution of the DOJ Action and customary closing conditions, including approvals of state departments of insurance and other regulators, and, depending upon the resolution of the DOJ Action, the completion of the transactions contemplated by the Humana APA and the Aetna APA. Given the uncertainty associated with the timing and the resolution of the DOJ Action and the time necessary to close the transactions contemplated by each of the Humana APA and the Aetna APA, we cannot predict when the Merger may close.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts, as well as individual commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and financial protection products. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Group segment consists of employer group commercial fully-insured medical and specialty health insurance benefits, including dental, vision, and other supplemental health and voluntary insurance benefits, as well as administrative services only, or ASO products. In addition, our Group segment includes our health and wellness products (primarily marketed to employer groups) and military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, home based services, and clinical programs, as well as services and capabilities to advance population health. We report under the category of Other Businesses those businesses which do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
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
Our Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Group segment’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. Similarly, certain of our fully-insured individual commercial medical products in our Retail segment experience seasonality in the benefit ratio akin to the Group segment, including the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers. As previously underwritten members transition, it results in policy lapses and the release of reserves for future policy benefits partially offset by the recognition of previously deferred acquisition costs. The recognition of a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law in the fourth quarter of 2015, and subsequent changes in estimate, also impact the quarterly benefit ratio pattern for this business.
In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare and individual health care exchange marketing seasons.

2016 Highlights
Consolidated

•
Our pretax results for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 reflect year-over-year improvements in pretax results across all segments excluding the continued challenges in our individual commercial medical business.

•
Our 2016 results through June 30, 2016 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2016, approximately 1,726,800 members, or 61.3%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,633,100 members, or 59.3%, at December 31, 2015 and 1,510,400 members, or 55.7%, at June 30, 2015.

•
Year-over year comparisons of results are impacted by the June 1, 2015 sale of our former wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pretax gain, net of transaction costs, of $270 million, or $1.57 per diluted common share in 2015, including $1.18 recognized during the three months ended June 30, 2015 and $1.53 recognized during six months ended June 30, 2015.

•
Year-over-year comparisons of results are also impacted by the recognition of a premium deficiency reserve for our individual commercial medical business for the 2016 coverage year as discussed in the Retail segment highlights that follow. During the three months ended June 30, 2016 we increased the premium deficiency reserve $208 million, or $0.86 per diluted common share.

•
Likewise, year-over-year comparisons of the benefit ratio are impacted by the recognition of a premium deficiency reserve for our individual commercial medical business as well as the unfavorable seasonal affect of one extra business day's claims from leap year in the six months ended June 30, 2016.

•
We recorded transaction and integration costs in connection with the Merger of approximately $26 million, or $0.16 per diluted common shares, and $61 million, or $0.37 million per diluted common share, during the three and six months ended June 30, 2016, respectively. Certain costs associated with the Merger are not deductible for tax purposes.

•
As disclosed in Note 2 to the condensed consolidated financial statements included in this report, we elected to early adopt new accounting guidance related to accounting for employee share-based payments, which changes how income tax effects of employee share-based payments are recorded. We adopted this guidance prospectively effective January 1, 2016. The adoption of this new guidance resulted in the recognition of approximately $20 million of tax benefits in net income, or $0.12 per diluted common share, in the first quarter of 2016.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute diluted earnings per common share reflecting the impact of share repurchases in the first half of 2015.

•
During the six months ended June 30, 2016, operating cash flow provided by operations was $206 million as compared to operating cash flow used in operations of $501 million for the six months ended June 30, 2015. The increase in our operating cash flows for the six months ended June 30, 2016 primarily was due to the favorable timing of working capital items, as discussed further under Liquidity in this report, and higher earnings exclusive of both the gain on the sale of Concentra and the increase in the premium deficiency reserve discussed above.

•
In 2016, we expect to pay the federal government an estimated $912 million for the annual non-deductible health insurance industry fee compared to our payment of $867 million in 2015. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate. The health insurance industry fee is further described below under the section titled “Health Care Reform.” The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This will significantly reduce our operating costs and effective tax rate in 2017.

•	During the six months ended June 30, 2016, we paid dividends to stockholders of $90 million.
Retail

•
On April 4, 2016, CMS announced final 2017 Medicare benchmark payment rates and related technical factors impacting the bid benchmark premiums, which we refer to as the Final Rate Notice. We believe the Final Rate Notice, together with the impact of payment cuts associated with the Health Care Reform Law, quality bonuses, risk coding modifications, Star ratings for 2017, and other funding formula changes, indicate 2017 Medicare Advantage funding decreases for us of approximately 1.3% on average. Although the overall rate adjustment is negative, geographic-specific impacts may vary significantly from this average. The beneficial effect of the temporary suspension of the health insurer fee for 2017 discussed above is not reflected in our estimate for our 2017 rate changes. We believe our 2017 Medicare Advantage plan filings, including the applicable level of rate changes, will remain competitive compared to both the combination of original Medicare with a supplement policy and Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•
For the three months ended June 30, 2016, our Retail segment pretax income increased by $60 million, or 23.1%, as compared to the three months ended June 30, 2015 and decreased $161 million, or 25.4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. These changes reflect year-over-year improvement in results across most business lines in the segment offset by a year-over-year decline in results for our individual commercial medical business as discussed in the detailed segment results of operations discussion that follows.

•
Our Medicare Advantage results improved year-over-year primarily due to operational execution resulting in favorable year-over-year comparisons of prior-period medical claims reserve development and lower current year utilization than was anticipated in pricing. The primary focus of our operational initiatives centered around expanding the number of members in our clinical programs through improved outreach efforts and member engagement, as well as optimizing the performance of existing initiatives to reduce medical cost trend. In addition our Medicare Advantage membership increased year-over-year as discussed below.

•
Individual Medicare Advantage membership of 2,816,500 at June 30, 2016 increased 63,100, or 2.3%, from December 31, 2015 and 107,200 members, or 4.0% from June 30, 2015. Medicare stand-alone PDP membership of 4,856,300 at June 30, 2016 increased 298,400 members, or 6.5%, from December 31, 2015 and 413,800 members, or 9.3%, from June 30, 2015. These increases in membership reflect net membership additions for the 2016 plan year, particularly for our Medicare Advantage Health Maintenance Organization, or HMO, offerings and our Medicare stand-alone PDP Humana-Walmart plan offering.

•
Group Medicare Advantage membership of 351,700 at June 30, 2016 decreased 132,400 members, or 27.3%, from December 31, 2015 and 121,400 members, or 25.7%, from June 30, 2015, primarily reflecting the loss of a large account that moved to a private exchange offering on January 1, 2016.

•
Our state-based Medicaid membership of 391,600 as of June 30, 2016 increased 17,900 members, or 4.8%, from December 31, 2015 and 39,600 members, or 11.3%, from June 30, 2015, in each case primarily due to the addition of members under our Florida Medicaid contracts.

•
Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged. As disclosed in our 2015 Form 10-K, as a result of our assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year of $176 million. As discussed previously, during the three months ended June 30, 2016 we increased the premium deficiency reserve for the 2016 coverage year by $208 million, primarily as a result of unfavorable current and projected claims experience. As of June 30, 2016, the remaining premium deficiency reserve was $337 million.

During 2016, we filed plans with state DOIs to offer on-exchange individual commercial medical plans in 11 states in 2017. We currently offer on-exchange coverage in 15 states. We have limited on-exchange membership in the four states where we intend to discontinue coverage in 2017. We also intend to discontinue substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans in 2017. We expect our 2017 geographic presence for our individual commercial medical offerings to cover no more than 156 counties, down from our 2016 presence in 1,351 counties (covering both on-exchange and off-exchange offerings). We expect 2017 premiums associated with Health Care Reform Law compliant offerings in the range of $750 million to $1 billion versus approximately $3.4 billion projected for full year 2016 reflecting the adjustment to our geographic presence, partially offset by premium increases pending regulatory review. Our individual on-exchange plans for 2017 have yet to be finalized, pending government approval from state and federal regulatory agencies.
We will continue to evaluate the performance of this business for 2016 as it further develops and the corresponding impact on the premium deficiency reserve, if any.

•
Individual commercial medical membership of 792,000 at June 30, 2016 decreased 107,100 members, or 11.9%, from December 31, 2015 and decreased 244,700 members, or 23.6%, from June 30, 2015. These decreases primarily reflect the loss of both members in plans compliant with the Health Care Reform Law, primarily on-exchange, as well as members subscribing to plans that are not compliant with the Health Care Reform Law as discussed further in the results of operations discussion that follows. At June 30, 2016, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 694,000 members, a decrease of 63,900 members, or 8.4%, from December 31, 2015 and 185,600 members, or 21.1%, from June 30, 2015.

Group Segment

•
For the three and six months ended June 30, 2016, our Group segment pretax income increased $58 million, or 134.9%, and $62 million, or 31.5%, respectively, as compared to the three and six months ended June 30, 2015, respectively, as discussed in the results of operations discussion that follows.

•
On July 21, 2016, we were notified by the Defense Health Agency that we were awarded the TRICARE East Region contract. Our current TRICARE South Region contract expires March 31, 2017. The new East Region is a combination of the current North Region and South Region. The East Region and West Region contract awards are subject to protests.

Healthcare Services Segment

•	As noted previously, year-over-year comparisons of results of operations are impacted by the completion of the sale of Concentra on June 1, 2015.

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $48 million, or 21.5%, and $59 million, or 13.0%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended

June 30, 2015, respectively, primarily due to incremental earnings associated with revenue growth from our pharmacy solutions, including mail order, and home based services businesses as they serve our growing individual Medicare Advantage membership.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. Medicare Advantage membership with complex chronic conditions in the Humana Chronic Care Program rose to approximately 614,200 at June 30, 2016, an increase of 20.0% from June 30, 2015 and 4.0% from December 31, 2015, reflecting a greater focus on members living with the most chronic conditions. Enhanced predictive modeling capabilities and proactive clinical outreach and engagement of those members helped drive increased clinical program participation, offset by the loss of engaged members associated with the group Medicare account that termed on January 1, 2016 as discussed previously. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry was $8 billion in 2014 and $11.3 billion in each of 2015 and 2016, with increasing annual amounts starting in 2018, and is not deductible for income tax purposes, which significantly increased our effective income tax rate. Our effective tax rate for full year 2016 is expected to be approximately 49.0% to 51.0%, excluding the impact of transaction costs associated with the Merger expected to be incurred subsequent to June 30, 2016. In 2016, we expect to pay the federal government an estimated $912 million for the annual health insurance industry fee, a 5.2% increase from $867 million in 2015, primarily reflecting growth in our market share. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This will significantly reduce our operating costs and effective tax rate in 2017. The health insurance industry fee levied on the insurance industry was previously expected to be $14 billion in 2017.
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
As noted above, the Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law or to enroll outside of the annual enrollment period may have an adverse effect on our pool of participants in the health insurance exchange. In addition, states may impose restrictions on our ability to increase rates. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows and could impact our decision to participate or continue in the program in certain states. During 2016, we filed plans with state DOIs to offer on-exchange individual commercial medical plans in 11 states in 2017. We currently offer on-exchange coverage in 15 states. We have limited on-exchange membership in the four states where we intend to discontinue coverage in 2017. We also intend to discontinue substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans in 2017. Our individual on-exchange plans for 2017 have yet to be finalized, pending government approval from state and federal regulatory agencies.
As discussed above, it is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the delayed receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law). The interim settlement of approximately 12.6% of risk corridor receivables for the 2014 coverage year primarily was received in the fourth quarter of 2015 and funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations.
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

Comparison of Results of Operations for 2016 and 2015
The following discussion primarily deals with our results of operations for the three months ended June 30, 2016, or the 2016 quarter, the three months ended June 30, 2015, or the 2015 quarter, the six months ended June 30, 2016, or the 2016 period, and the six months ended June 30, 2015, or the 2015 period.
Consolidated

	For the three months ended June 30,		Change
	2016	2015	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$12,024	$11,555	$469	4.1%
Group	1,617	1,648	(31)	(1.9)%
Other Businesses	9	9	—	—%
Total premiums	13,650	13,212	438	3.3%
Services:
Retail	2	2	—	—%
Group	189	174	15	8.6%
Healthcare Services	68	228	(160)	(70.2)%
Other Businesses	3	3	—	—%
Total services	262	407	(145)	(35.6)%
Investment income	95	113	(18)	(15.9)%
Total revenues	14,007	13,732	275	2.0%
Operating expenses:
Benefits	11,509	11,252	257	2.3%
Operating costs	1,726	1,817	(91)	(5.0)%
Depreciation and amortization	89	90	(1)	(1.1)%
Total operating expenses	13,324	13,159	165	1.3%
Income from operations	683	573	110	19.2%
Gain on sale of business	—	267	(267)	(100.0)%
Interest expense	47	47	—	—%
Income before income taxes	636	793	(157)	(19.8)%
Provision for income taxes	325	362	(37)	(10.2)%
Net income	$311	$431	$(120)	(27.8)%
Diluted earnings per common share	$2.06	$2.85	$(0.79)	(27.7)%
Benefit ratio(a)	84.3%	85.2%		(0.9)%
Operating cost ratio(b)	12.4%	13.3%		(0.9)%
Effective tax rate	51.1%	45.6%		5.5%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

	For the six months ended June 30,		Change
	2016	2015	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$23,859	$23,133	$726	3.1%
Group	3,212	3,308	(96)	(2.9)%
Other Businesses	19	19	—	—%
Total premiums	27,090	26,460	630	2.4%
Services:
Retail	4	6	(2)	(33.3)%
Group	379	343	36	10.5%
Healthcare Services	133	543	(410)	(75.5)%
Other Businesses	6	5	1	20.0%
Total services	522	897	(375)	(41.8)%
Investment income	195	208	(13)	(6.3)%
Total revenues	27,807	27,565	242	0.9%
Operating expenses:
Benefits	22,906	22,257	649	2.9%
Operating costs	3,494	3,762	(268)	(7.1)%
Depreciation and amortization	177	183	(6)	(3.3)%
Total operating expenses	26,577	26,202	375	1.4%
Income from operations	1,230	1,363	(133)	(9.8)%
Gain on sale of business	—	267	(267)	(100.0)%
Interest expense	94	93	1	1.1%
Income before income taxes	1,136	1,537	(401)	(26.1)%
Provision for income taxes	571	676	(105)	(15.5)%
Net income	$565	$861	$(296)	(34.4)%
Diluted earnings per common share	$3.75	$5.67	$(1.92)	(33.9)%
Benefit ratio(a)	84.6%	84.1%		0.5%
Operating cost ratio(b)	12.7%	13.8%		(1.1)%
Effective tax rate	50.3%	44.0%		6.3%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $311 million, or $2.06 per diluted common share, in the 2016 quarter compared to $431 million, or $2.85 per diluted common share, in the 2015 quarter. Net income was $565 million, or $3.75 per diluted common share, in the 2016 period compared to $861 million, or $5.67 per diluted common share, in the 2015 period. The 2016 quarter and 2016 period include benefits expense of $0.86 per diluted common share associated with the recognition of an increase in the premium deficiency reserve for our individual commercial medical business for the 2016 coverage year. The completion of the sale of Concentra on June 1, 2015 resulted in an after-tax gain of $1.53 per diluted common share in the 2015 period, consisting of a $0.35 per diluted common share gain recognized in the first quarter of 2015 associated with a tax benefit recorded in connection with the held-for-sale classification of Concentra and a $1.18 per diluted common share gain recognized upon completion of the sale during the 2015 quarter. Excluding the impact of the increase in the premium deficiency reserve and the sale of Concentra, the increases in the 2016 quarter and 2016 period primarily were due to year-over-year improvement in pretax results across all segments as discussed in the detailed segment results discussion that follows. The 2016 period also reflects the favorable impact of the adoption of new accounting guidance related to accounting for employee share-based payments that resulted in the recognition of tax benefits of approximately $0.12 per diluted common share in the first quarter of 2016 as well as the unfavorable seasonal affect of one extra business day's claims from leap year. In addition, the 2016 quarter and 2016 period include $26 million, or $0.16 per diluted common share, and $61 million, or $0.37 per diluted common share, respectively, of transaction and integration costs associated with the Merger, certain of which are not deductible for tax purposes. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in the 2016 quarter and 2016 period.
Premiums Revenue
Consolidated premiums increased $438 million, or 3.3%, from the 2015 quarter to $13.7 billion for the 2016 quarter and increased $630 million, or 2.4%, from the 2015 period to $27.1 billion for the 2016 period. These increases are primarily due to higher premiums in the Retail segment partially offset by lower premiums in the Group segment. The increase in Retail segment premiums primarily reflects average individual Medicare Advantage membership growth and per member premium increases for certain lines of business, partially offset by the loss of premiums associated with a large group Medicare account that moved to a private exchange on January 1, 2016. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services Revenue
Consolidated services revenue decreased $145 million, or 35.6%, from the 2015 quarter to $262 million for the 2016 quarter, and decreased $375 million, or 41.8% from the 2015 period to $522 million for the 2016 period. These decreases are primarily due to the sale of Concentra on June 1, 2015.
Investment Income
Investment income totaled $95 million for the 2016 quarter, decreasing $18 million from $113 million for the 2015 quarter. For the 2016 period, investment income totaled $195 million, decreasing $13 million from $208 million for the 2015 period. These declines primarily reflect lower interest rates partially offset by higher average invested balances. In addition, the 2016 quarter reflects lower realized capital gains as compared to the 2015 quarter.
Benefits Expense
Consolidated benefits expense was $11.5 billion for the 2016 quarter, an increase of $257 million, or 2.3%, from the 2015 quarter. For the 2016 period, benefit expense was $22.9 billion, an increase of $649 million, or 2.9% from the 2015 period. These increases are primarily due to an increase in the Retail segment benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $95 million in the 2016 quarter as compared to unfavorable medical claims reserve development of $16 million in the 2015 quarter. In the 2016 period, we experienced favorable medical claims reserve development related to prior fiscal years of $435 million as compared to $178 million in the 2015 period as discussed in the detailed segment results discussion that follows.
The consolidated benefit ratio decreased 90 basis points to 84.3% for the 2016 quarter compared to 85.2% for the 2015 quarter primarily due to decreases in the Retail and Group segment ratios as discussed in the segment results of operation discussion that follows. The consolidated benefit ratio for the 2016 period was 84.6%, a 50 basis point increase from 84.1% for the 2015 period, primarily due to an increase in the Retail segment ratio partially offset by a decrease in the Group segment ratio as discussed in the segment results of operations discussion that follows. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 70 basis points in the 2016 quarter and unfavorable prior-period medical claims reserve development increased the consolidated benefit ratio by approximatley10 basis points in the 2015 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 160 basis points in the 2016 period versus approximately 70 basis points in the 2015 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $91 million, or 5.0%, during the 2016 quarter compared to the 2015 quarter and decreased $268 million, or 7.1%, during the 2016 period compared to the 2015 period. These decreases are primarily due to the completion of the sale of Concentra on June 1, 2015 partially offset by transaction and integration costs associated with the Merger in the 2016 quarter and 2016 period.
The consolidated operating cost ratio for the 2016 quarter of 12.4% decreased 90 basis points from the 2015 quarter and decreased 110 basis points to 12.7% in the 2016 period from 13.8% in the 2015 period. These decreases primarily were due to declines in both the Retail and Group segment operating cost ratios as well as the completion of the sale of Concentra on June 1, 2015. Concentra carried a higher operating cost ratio than our Group and Retail segments. In addition, transaction and integration costs associated with the Merger increased the operating cost ratio by 20 basis points in each of the 2016 quarter and 2016 period.
Depreciation and Amortization
Depreciation and amortization for the 2016 quarter totaled $89 million compared to $90 million for the 2015 quarter. For the 2016 period, depreciation and amortization totaled $177 million compared to $183 million for the 2015 period.
Interest Expense
Interest expense for both the 2016 quarter and 2015 quarter totaled $47 million, and totaled $94 million for the 2016 period compared to $93 million for the 2015 period.
Income Taxes
Our effective tax rate during the 2016 quarter was 51.1% compared to the effective tax rate of 45.6% in the 2015 quarter. For the 2016 period our effective tax rate was 50.3% compared to the effective tax rate of 44.0% for the 2015 period. These increases primarily reflect the beneficial effect of the sale of Concentra on June 1, 2015 and the impact of non-deductible transaction costs associated with the Merger during the 2016 quarter and the 2016 period. Non-deductible transaction costs associated with the Merger increased our effective tax rate by approximately 1.6 percentage points for the 2016 quarter and by approximately 2.3 percentage points for the 2016 period. Conversely, the tax effect of the sale of Concentra reduced our effective tax rate by approximately 6.5 percentage points for each of the 2015 quarter and 2015 period.
The effective tax rate for 2016 also reflects tax benefits associated with adopting new guidance related to the accounting for employee share-based payments effective January 1, 2016 as described in Note 2 to the condensed consolidated financial statements included in this report, which decreased our effective tax rate by approximately 1.7 percentage points for the 2016 period.
Retail Segment

	June 30,		Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,816,500	2,709,300	107,200	4.0%
Group Medicare Advantage	351,700	473,100	(121,400)	(25.7)%
Medicare stand-alone PDP	4,856,300	4,442,500	413,800	9.3%
Total Retail Medicare	8,024,500	7,624,900	399,600	5.2%
Individual commercial	792,000	1,036,700	(244,700)	(23.6)%
State-based Medicaid	391,600	352,000	39,600	11.3%
Medicare Supplement	212,300	154,000	58,300	37.9%
Total Retail medical members	9,420,400	9,167,600	252,800	2.8%
Individual specialty membership (a)	1,139,300	1,203,600	(64,300)	(5.3)%

(a)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$8,050	$7,434	$616	8.3%
Group Medicare Advantage	1,085	1,398	(313)	(22.4)%
Medicare stand-alone PDP	1,015	985	30	3.0%
Total Retail Medicare	10,150	9,817	333	3.4%
Individual commercial	1,024	1,039	(15)	(1.4)%
State-based Medicaid	678	559	119	21.3%
Medicare Supplement	106	74	32	43.2%
Individual specialty	66	66	—	—%
Total premiums	12,024	11,555	469	4.1%
Services	2	2	—	—%
Total premiums and services revenue	$12,026	$11,557	$469	4.1%
Income before income taxes	$320	$260	$60	23.1%
Benefit ratio	86.8%	87.1%		(0.3)%
Operating cost ratio	10.3%	10.5%		(0.2)%

	For the six months ended June 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$16,077	$14,867	$1,210	8.1%
Group Medicare Advantage	2,162	2,792	(630)	(22.6)%
Medicare stand-alone PDP	2,054	1,988	66	3.3%
Total Retail Medicare	20,293	19,647	646	3.3%
Individual commercial	1,917	2,060	(143)	(6.9)%
State-based Medicaid	1,308	1,150	158	13.7%
Medicare Supplement	210	147	63	42.9%
Individual specialty	131	129	2	1.6%
Total premiums	23,859	23,133	726	3.1%
Services	4	6	(2)	(33.3)%
Total premiums and services revenue	23,863	23,139	$724	3.1%
Income before income taxes	$474	$635	$(161)	(25.4)%
Benefit ratio	87.2%	86.5%		0.7%
Operating cost ratio	10.5%	10.7%		(0.2)%
Pretax Results

•
Retail segment pretax income was $320 million in the 2016 quarter, an increase of $60 million, or 23.1%, compared to $260 million in the 2015 quarter primarily driven by the year-over-year improvement in results across most business lines in the segment, partially offset by a year-over-year decline in results for our individual commercial medical business, discussed more fully below. Retail segment pretax income was $474 million in the 2016 period, a decrease of $161 million, or 25.4% compared to $635 million in the 2015 period as the year-over-year decline in individual commercial medical results more than offset the improvement in results across all other business lines year-over-year.

Enrollment

•
Individual Medicare Advantage membership increased 107,200 members, or 4.0%, from June 30, 2015 to June 30, 2016 reflecting net membership additions, particularly for our HMO offerings, for the 2016 plan year.

•
Group Medicare Advantage membership decreased 121,400, or 25.7%, from June 30, 2015 to June 30, 2016 reflecting the loss of a large account that moved to a private exchange offering on January 1, 2016.

•
Medicare stand-alone PDP membership increased 413,800 members, or 9.3%, from June 30, 2015 to June 30, 2016 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2016 plan year.

•
Individual commercial medical membership decreased 244,700 members, or 23.6%, from June 30, 2015 to June 30, 2016 primarily reflecting the loss of membership associated with the discontinuance of certain Health Care Reform Law compliant plans in the first half of 2016, the loss of membership associated with non-payment of premiums or termination by CMS due to lack of eligibility documentation, and the loss of members subscribing to plans that are not compliant with the Health Care Reform Law.

•	State-based Medicaid membership increased 39,600 members, or 11.3%, from June 30, 2015 to June 30, 2016, primarily driven by the addition of members under our Florida Medicaid contracts.

•
Individual specialty membership decreased 64,300 members, or 5.3%, from June 30, 2015 to June 30, 2016 primarily due to the loss of individual commercial medical members that also had specialty coverage.

Premiums Revenue

•
Retail segment premiums increased $469 million, or 4.1%, from the 2015 quarter to the 2016 quarter and increased $726 million, or 3.1%, from the 2015 period to the 2016 period. These increases primarily were due to individual Medicare Advantage membership growth and increased per member premiums for certain lines of business, partially offset by declines in group Medicare Advantage and individual commercial medical membership. Average individual Medicare Advantage membership increased 4.1% for the 2016 quarter and 4.4% for the 2016 period.

Benefits Expense

•
The Retail segment benefit ratio decreased 30 basis points from 87.1% in the 2015 quarter to 86.8% in the 2016 quarter primarily due to the operating initiatives of businesses within the segment resulting in favorable year-over-year comparisons of prior-period medical claims reserve development as well as lower current year utilization than was anticipated in pricing for our Medicare business. These items were partially offset by an increase in the premium deficiency reserve associated with our 2016 individual commercial medical offerings complaint with the Health Care Reform Law as discussed below. The Retail segment benefit ratio increased 70 basis points from 86.5% in the 2015 period to 87.2% in the 2016 period primarily due to the same items impacting the quarter comparisons more than offset by the unfavorable seasonal impact of an extra business day's claims from leap year in the 2016 period and the impact of lower future policy benefit reserve releases year-over-year as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law. As previously disclosed, in the fourth quarter of 2015 we recorded a premium deficiency reserve associated with our 2016 individual commercial medical offerings compliant with the Health Care Reform Law. During the 2016 quarter, we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense primarily as a result of unfavorable current and projected claims experience. The increase in benefits expense associated with the recognition of the premium deficiency reserve increased the Retail segment benefit ratio by approximately 170 basis points in the 2016 quarter and by approximately 90 basis points in the 2016 period.

•
The Retail segment’s benefits expense for the 2016 quarter included $98 million in favorable prior-period medical claims reserve development versus $11 million in unfavorable prior-prior period medical claims reserve development in the 2015 quarter. For the 2016 period, the Retail segment's benefit expense included the beneficial effect of $396 million in favorable prior-period medical claims reserve development versus $177 million in the 2015 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 80 basis points in the 2016 quarter versus increasing the Retail segment benefit ratio by approximately 10 basis points in the 2015 quarter. Favorable prior-period medical claims reserve development decreased the benefit ratio by approximately 170 basis points in the 2016 period versus approximately 80 basis points in the 2015 period.

The year-over-year increases in prior-period medical claims reserve development primarily were due to favorable year-over-year comparisons for our Medicare Advantage and individual commercial medical businesses.
Operating Costs

•
The Retail segment operating cost ratio of 10.3% for the 2016 quarter decreased 20 basis points from 10.5% for the 2015 quarter. The Retail segment operating cost ratio of 10.5% for the 2016 period decreased 20 basis points from 10.7% for the 2015 period. These decreases primarily were due to administrative cost efficiencies associated with medical membership growth and ongoing operational efficiency efforts in this segment partially offset by the loss of a large group Medicare Advantage account which carried a lower operating cost ratio than our individual Medicare Advantage business. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in each of the 2016 quarter and 2016 period and by 160 basis points in each of the 2015 quarter and 2015 period.
Group Segment

	June 30,		Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,140,100	1,179,100	(39,000)	(3.3)%
ASO	578,400	736,600	(158,200)	(21.5)%
Military services	3,074,800	3,071,300	3,500	0.1%
Total group medical members	4,793,300	4,987,000	(193,700)	(3.9)%
Group specialty membership (a)	5,863,000	6,179,700	(316,700)	(5.1)%

(a)
Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,357	$1,379	$(22)	(1.6)%
Group specialty	255	265	(10)	(3.8)%
Military services	5	4	1	25.0%
Total premiums	1,617	1,648	(31)	(1.9)%
Services	189	174	15	8.6%
Total premiums and services revenue	$1,806	$1,822	$(16)	(0.9)%
Income before income taxes	$101	$43	$58	134.9%
Benefit ratio	78.8%	81.4%		(2.6)%
Operating cost ratio	23.7%	24.1%		(0.4)%

	For the six months ended June 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,694	$2,763	$(69)	(2.5)%
Group specialty	508	535	(27)	(5.0)%
Military services	10	10	—	—%
Total premiums	3,212	3,308	(96)	(2.9)%
Services	379	343	36	10.5%
Total premiums and services revenue	3,591	3,651	$(60)	(1.6)%
Income before income taxes	$259	$197	$62	31.5%
Benefit ratio	76.8%	77.6%		(0.8)%
Operating cost ratio	23.9%	24.3%		(0.4)%

Pretax Results

•
Group segment pretax income increased $58 million to $101 million for the 2016 quarter from $43 million in the 2015 quarter, and increased $62 million, or 31.5%, to $259 million for the 2016 period from $197 million in the 2015 period primarily reflecting improvement in the benefit ratios and operating cost ratios as discussed below.

Enrollment

•	Fully-insured commercial group medical membership decreased 39,000 members, or 3.3%, from June 30, 2015 to June 30, 2016 reflecting lower membership in both large and small group accounts.

•
Group ASO commercial medical membership decreased 158,200 members, or 21.5%, from June 30, 2015 to June 30, 2016 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Group specialty membership decreased 316,700 members, or 5.1%, from June 30, 2015 to June 30, 2016 primarily due to the loss of several large stand-alone dental and vision accounts as well as the loss of certain fully-insured group medical accounts that also had specialty coverage.

Premiums Revenue

•
Group segment premiums decreased $31 million, or 1.9% from the 2015 quarter to $1.6 billion for the 2016 quarter and decreased $96 million, or 2.9%, to $3.2 billion for the 2016 period from $3.3 billion in the 2015 period primarily due to a net decline in fully-insured commercial medical membership as described above, partially offset by an increase in fully-insured commercial medical per member premiums.

Services Revenue

•
Group segment services revenue increased $15 million, or 8.6%, to $189 million for the 2016 quarter from the 2015 quarter and increased $36 million, or 10.5%, to $379 million for the 2016 period from $343 million in the 2015 period primarily due to higher revenues year-over-year under our TRICARE South Region contract, partially offset by a decline in revenue in our group ASO commercial medical business mainly due to membership declines. Higher revenues under our TRICARE South Region contract for the 2016 quarter and

2016 period reflect our revised estimate of the medical cost trend incentive and revenues associated with a contract change order.
Benefits Expense

•
The Group segment benefit ratio decreased 260 basis points from 81.4% in the 2015 quarter to 78.8% in the 2016 quarter primarily due to unfavorable medical claims reserve development in the second quarter of 2015 related to claims incurred in the first quarter of 2015. In addition, changes in risk adjustment accruals associated with data received from CMS in June of each year were more favorable in the 2016 quarter than in the 2015 quarter. The Group segment benefit ratio decreased 80 basis points from 77.6% in the 2015 period to 76.8% in the 2016 period primarily due to the beneficial effect of favorable prior-period claims reserve development in the 2016 period, partially offset by the unfavorable seasonal impact of an extra business day's claims from leap year in the 2016 period.

•
The Group segment’s benefits expense included $3 million in unfavorable prior-period medical claims reserve development in the 2016 quarter versus $6 million in the 2015 quarter. This unfavorable prior-period medical claims reserve development increased the Group segment benefit ratio by approximately 20 basis points in the 2016 quarter and 40 basis points in the 2015 quarter. The Group segment’s benefits expense included the beneficial effect of a favorable prior-period medical claims reserve development of $38 million in the 2016 period versus unfavorable prior-period medical claims reserve development of $1 million in the 2015 period. This favorable prior-period medical claims reserve development decreased the Group segment benefit ratio by approximately 120 basis points in the 2016 period and had no impact on the Group segment benefit ratio in the 2015 period.

Operating Costs

•
The Group segment operating cost ratio of 23.7% for the 2016 quarter decreased 40 basis points from 24.1% for the 2015 quarter. For the 2016 period, the Group segment operating cost ratio of 23.9% decreased 40 basis points from 24.3% for the 2015 period. These decreases primarily were due to a decline in our group ASO commercial medical membership which carries a higher operating cost ratio than our fully-insured commercial medical membership, as well as operating cost efficiencies associated with the fully-insured commercial medical business. The non-deductible health insurance industry fee impacted the operating cost ratio by 140 basis points in the 2016 quarter, the 2015 quarter, the 2016 period, and the 2015 period.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$19	$185	$(166)	(89.7)%
Home based services	42	36	6	16.7%
Pharmacy solutions	7	7	—	—%
Total services revenues	68	228	(160)	(70.2)%
Intersegment revenues:
Pharmacy solutions	5,435	5,077	358	7.1%
Provider services	427	320	107	33.4%
Home based services	260	218	42	19.3%
Clinical programs	47	50	(3)	(6.0)%
Total intersegment revenues	6,169	5,665	504	8.9%
Total services and intersegment revenues	$6,237	$5,893	$344	5.8%
Income before income taxes	$271	$223	$48	21.5%
Operating cost ratio	95.3%	95.5%		(0.2)%

	For the six months ended June 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$39	$464	$(425)	(91.6)%
Home based services	80	65	15	23.1%
Pharmacy solutions	14	14	—	—%
Total services revenues	133	543	(410)	(75.5)%
Intersegment revenues:
Pharmacy solutions	10,842	10,037	805	8.0%
Provider services	845	638	207	32.4%
Home based services	503	408	95	23.3%
Clinical programs	93	99	(6)	(6.1)%
Total intersegment revenues	12,283	11,182	1,101	9.8%
Total services and intersegment revenues	$12,416	$11,725	$691	5.9%
Income before income taxes	$512	$453	$59	13.0%
Operating cost ratio	95.5%	95.4%		0.1%

Pretax Results

•
Healthcare Services segment pretax income of $271 million for the 2016 quarter increased $48 million, or 21.5%, from the 2015 quarter. For the 2016 period, the Healthcare Services segment pretax income of $512 million increased $59 million, or 13.0%, from $453 million for the 2015 period. These increases primarily were due to incremental earnings associated with revenue growth from our pharmacy solutions, including mail order, and home based services businesses as they serve our growing individual Medicare Advantage membership. Pretax income for the 2016 quarter and 2016 period also reflect ongoing pressures in our provider services business reflecting significantly lower Medicare rates year over year associated with CMS' risk coding recalibration for 2016 in geographies where provider assets are located.

Script Volume

•
Humana Pharmacy Solutions® script volumes for Retail and Group segment membership increased to approximately 105 million in the 2016 quarter, up 6.7%, versus scripts of approximately 98 million in the 2015 quarter. For the 2016 period, script volumes for Retail and Group segment membership increased to approximately 209 million, up 7.7%, versus scripts of approximately 195 million in the 2015 period. These increases primarily reflect growth associated with higher average medical membership for the 2016 quarter and 2016 period than in the 2015 quarter and 2015 period.

Services Revenues

•
Services revenues decreased $160 million, or 70.2%, from the 2015 quarter to $68 million for the 2016 quarter and decreased $410 million, or 75.5%, from the 2015 period to $133 million for the 2016 period primarily due to the completion of the sale of Concentra on June 1, 2015.

Intersegment Revenues

•
Intersegment revenues increased $504 million, or 8.9%, from the 2015 quarter to $6.2 billion for the 2016 quarter and increased $1.1 billion, or 9.8%, from the 2015 period to $12.3 billion for the 2016 period primarily due to growth in our individual Medicare Advantage and Medicare stand-alone PDP membership as well as increased engagement of members in clinical programs which collectively resulted in higher utilization of services across the segment.

Operating Costs

•
The Healthcare Services segment operating cost ratio for the 2016 quarter and 2016 period were relatively unchanged from the 2015 quarter and 2015 period, decreasing 20 basis points year-over-year for the 2016 quarter to 95.3% and increasing 10 basis points year-over-year to 95.5% for the 2016 period.

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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the six months ended June 30, 2016, we collected $214 million for commercial reinsurance recoverable settlements associated with the 2015 coverage year. We have collected approximately $30 million from HHS for our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement of approximately 12.6% of risk corridor receivables for the 2014 coverage year primarily was received in the fourth quarter of 2015 and funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. The remaining net receivable balance associated with the 3Rs was approximately $900 million at June 30, 2016, including $626 million related to the 2014 and 2015 coverage years, compared to $982 million at December 31, 2015. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2015 Form 10-K.
Cash and cash equivalents decreased to approximately $2.4 billion at June 30, 2016 from $2.6 billion at December 31, 2015. The change in cash and cash equivalents for the six months ended June 30, 2016 and 2015 is summarized as follows:

	2016	2015
	(in millions)
Net cash provided by (used in) operating activities	$206	$(501)
Net cash (used in) provided by investing activities	(297)	1,222
Net cash used in financing activities	(51)	(406)
(Decrease) increase in cash and cash equivalents	$(142)	$315

Cash Flow from Operating Activities
The increase in operating cash flows from the 2015 period to the 2016 period primarily was due to the favorable timing of working capital items and higher earnings exclusive of both the gain on the sale of Concentra and the increase in the premium deficiency reserve discussed previously. Significant year-over-year changes in working capital items primarily included the early receipt of certain commercial reinsurance recoveries from HHS for the 2015 coverage year in the first quarter of 2016 as discussed below, the timing of payroll cycles resulting in one less payroll cycle in 2016 than in 2015, and lower management incentive payments in the first quarter of 2016 associated with prior year performance than those paid in the first quarter of 2015. In 2015, commercial reinsurance recoveries associated with the 2014 coverage year primarily were collected in the third quarter of 2015. In the first quarter of 2016, HHS provided issuers with a portion of the estimated full year payment for the 2015 coverage year, with the remainder expected to be paid in the third and fourth quarters of 2016.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015	2016 Period Change	2015 Period Change
	(in millions)
IBNR (1)	$3,539	$3,730	$(191)	$122
Reported claims in process (2)	670	600	70	47
Premium deficiency reserve (3)	337	176	161	—
Other benefits payable (4)	$712	$470	242	137
Total benefits payable	$5,258	$4,976	$282	$306

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

(3)	Premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year.

(4)	Other benefits payable primarily include amounts owed to providers under capitated and risk sharing arrangements.
The increase in benefits payable from December 31, 2015 to June 30, 2016 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements, an increase in the premium deficiency reserve associated with our individual commercial medical products, and an increase in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff. These items were partially offset by a decrease in IBNR primarily driven by declines in group Medicare Advantage and individual commercial medical membership in the 2016 period, partially offset by an increase in individual Medicare Advantage membership. During the 2016 quarter, we increased the premium deficiency reserve for the 2016 coverage year, primarily as a result of unfavorable current and projected claims experience. The increase in benefits payable from December 31, 2014 to June 30, 2015 largely was due to an increase in IBNR. IBNR increased primarily as a result of individual Medicare Advantage membership growth. As discussed previously, our cash flows are negatively impacted during periods of decreasing premiums and enrollment. In the 2015 period, membership in fully-insured individual commercial medical plans compliant with the Health Care Reform Law grew as compared with a decline in membership in these plans in the 2016 period. Similarly, while group

Medicare Advantage membership declined in both the 2015 period and 2016 period, the declines were more substantial in the 2016 period negatively impacting the 2016 period change.
The detail of total net receivables was as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015	2016 Period Change	2015 Period Change
	(in millions)
Medicare	$2,050	$765	$1,285	$1,128
Commercial and other	545	420	125	(23)
Military services	77	77	—	(23)
Allowance for doubtful accounts	(119)	(101)	(18)	(6)
Total net receivables	$2,553	$1,161	1,392	1,076
Reconciliation to cash flow statement:
Change in receivables held-for-sale and disposition of receivables from sale of business			—	11
Change in receivables per cash flow statement resulting in cash from operations			$1,392	$1,087
The changes in Medicare receivables for both the 2016 period and the 2015 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the final and mid-year settlements with CMS in July and August, respectively. In connection with our July 2016 payment from CMS, we collected $779 million associated with the final Medicare risk-adjustment payment for the 2015 plan year. In addition, in connection with our August 2016 payment from CMS, we collected $1.0 billion associated with the mid-year Medicare risk-adjustment payment for the 2016 plan year.
The changes in commercial and other receivables primarily reflect the timing of accruals and related collections associated with Medicaid receivables.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. As discussed previously, during the 2016 period, we received payments of $214 million for commercial reinsurance recoverables associated with the 2015 coverage year. The net receivable balance associated with the 3Rs was approximately $900 million at June 30, 2016 and $982 million at December 31, 2015, including certain amounts recorded in receivables in the table above. In 2016, we expect to pay the federal government an estimated $912 million for the annual health insurance industry fee as compared to our payment of $867 million in 2015. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
Cash Flow from Investing Activities
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $40 million in the 2016 period. Proceeds from sales and maturities of investment securities exceeded purchases by $464 million in the 2015 period. The proceeds in the 2015 period were used to fund normal working capital needs due to an increase in receivables associated with the 3Rs in addition to the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies.
Our ongoing capital expenditures primarily relate to our information technology initiatives as well as support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $256 million in the 2016 period and $259 million in the 2015 period.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $240 million during the 2016 period and lower than claim payments by $270 million during the 2015 period. Our net receivable for CMS subsidies and brand name prescription drug discounts was $1.8 billion at June 30, 2016 compared to $1.9 billion at June 30, 2015 and $2.0 billion at December 31, 2015. Refer to Note 6 to the condensed consolidated financial statements included in this report.
Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $34 million in the 2016 period and by $22 million in the 2015 period.
Receipts from the Department of Health and Human Services, or HHS, associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $15 million higher than claims payments during the 2016 period and $33 million higher than claims payments during the 2015 period.
We repurchased 1.85 million shares for $329 million in the 2015 period under a share repurchase plan authorized by the Board of Directors. There were no share repurchases under share repurchase plans authorized by the board of directors in the 2016 period due to the restrictions of the Merger Agreement. We also acquired common shares in connection with employee stock plans for an aggregate cost of $73 million in the 2016 period and $42 million in the 2015 period.
There were no net proceeds from the issuance of commercial paper in the 2016 period. Net proceeds from the issuance of commercial paper in the 2015 period were $300 million. The maximum principal amount outstanding at any one time during the 2016 period was $475 million.
We paid dividends to stockholders of $90 million during the 2016 period and $86 million during the 2015 period, as discussed further below.
Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2015 and 2016 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43
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
Excluding the 0.36 million shares received in March 2015 upon settlement of our ASR Agreement for which no cash was paid during the quarter, we repurchased 1.85 million shares for $329 million in the 2015 period under the share repurchase plan authorized by the Board of Directors.
In connection with employee stock plans, we acquired 0.44 million common shares for $73 million and 0.26 million common shares for $42 million during the 2016 period and 2015 period, respectively.
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
Credit Agreement
Our 5-year $1.0 billion unsecured revolving credit agreement expires July 2018. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 100 basis points, varies depending on our credit ratings ranging from 90.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 12.5 basis points, may fluctuate between 10.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.8 billion at June 30, 2016 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.9 billion and an actual leverage ratio of 1.5:1, as measured in accordance with the credit agreement as of June 30, 2016. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At June 30, 2016, we had no borrowings outstanding under the credit agreement and we had no outstanding letters of credit under the credit agreement. Accordingly, as of June 30, 2016, we had $1.0 billion of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2016 was $475 million. There were outstanding borrowings of $300 million at June 30, 2016 and $299 million at December 31, 2015.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2016 was A- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.8 billion at June 30, 2016 compared to $1.6 billion at December 31, 2015. This increase primarily was due to operating cash derived from our non-insurance subsidiaries as well as insurance subsidiary dividends in excess of capital contributions from our parent company during the 2016 period. These items were partially offset by capital expenditures and payment of stockholder dividends. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
On November 5, 2015, the National Association of Insurance Commissioners, or NAIC, issued statutory accounting guidance for receivables associated with the risk corridor provisions under the Health Care Reform Law, which requires the receivables to be excluded from subsidiary surplus. This accounting guidance required additional capital contributions into certain subsidiaries during 2015. This statutory accounting guidance does not affect our financial statements prepared in accordance with generally accepted accounting principles, under which we have recorded a receivable for risk corridor amounts due to us as an obligation of the United States Government under the Health Care Reform Law. At June 30, 2016, our gross risk corridor receivable was $542 million.
Certain of our regulated subsidiaries recognized premium deficiency reserves for our individual commercial medical policies compliant with the Health Care Reform Law for the 2016 coverage year. Further, the statutory-based premium deficiency excludes the estimated benefit associated with the risk corridor provisions as a reduction in subsidiary surplus in accordance with the previously discussed November 5, 2015 statutory accounting guidance requiring the exclusion of risk corridor amounts from subsidiary surplus. As a result of the statutory-based premium deficiency, we funded capital contributions into certain regulated subsidiaries of $450 million during the first quarter of 2016.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2016, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $6.0 billion, which exceeded aggregate minimum regulatory requirements of $4.7 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. The amount of dividends paid to our parent company was approximately $663 million during the six months ended June 30, 2016 compared to $457 million during the six months ended June 30, 2015. Subsidiary dividends reflect the impact of losses for our individual commercial medical business compliant with the Health Care Reform Law and the November 5, 2015 revised statutory accounting guidance requiring the exclusion of risk corridor receivables from related statutory surplus described above. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at June 30, 2016. Our net unrealized position increased $287 million from a net unrealized gain position of $92 million at December 31, 2015 to a net unrealized gain position of $379 million at June 30, 2016. At June 30, 2016, we had gross unrealized losses of $43 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the six months ended June 30, 2016. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.1 years as of June 30, 2016 and December 31, 2015. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $483 million at June 30, 2016.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2016.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 24 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2015 Form 10-K other than the following:
The filing of a civil antitrust complaint against us and Aetna is delaying, and could ultimately prevent, the consummation of the Merger.
On July 21, 2016, the DOJ filed a civil antitrust complaint (which we refer to as the DOJ Action) against us and Aetna in the U.S. District Court for the District of Columbia, charging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction that would prevent the Merger. The filing of the DOJ Action is delaying, and, if we and Aetna are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. There can be no assurance that we will be successful in defending against or settling the DOJ Action or that the Merger will be consummated by any particular time, if at all.
In addition, even if we and Aetna enter into a settlement with respect to the DOJ Action, there can be no assurance that we and/or Aetna will not be required to agree to terms, conditions, requirements, limitations, costs or restrictions that could further delay completion of the Merger, impose additional material costs on or limit the revenues of the combined company, or limit some of the synergies and other benefits we presently anticipate to realize following the Merger. We cannot provide any assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in a material delay in, or the abandonment of, the Merger.
Delays in completing the Merger will delay the benefits expected to be achieved by the Merger.
The need to satisfy conditions and obtain consents, clearances, and approvals for the Merger, as well as the pendency of the DOJ Action, will delay the consummation of the Merger for a significant period of time and may prevent it from occurring. Even if ultimately consummated, the delay in the consummation of the Merger could prevent the combined company from realizing some of the anticipated synergies and other benefits that we and Aetna anticipated had the Merger been successfully completed within its originally expected time frame.
The timing of the closing of the transactions contemplated by the Humana APA and the Aetna APA is uncertain, and may delay the completion of the Merger for a significant period of time.
Although we do not believe divestitures should be required to complete the Merger, on August 2, 2016, we entered into the Humana APA and Aetna entered into the Aetna APA in order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage. Depending upon the resolution of the DOJ Action, we may be required to close the transactions contemplated by the Humana APA, and Aetna may be required to close the transactions contemplated by the Aetna APA, in order for us to complete the Merger.
The closings of the transactions contemplated by the Humana APA and the Aetna APA are subject to the completion of the Merger and the resolution of the DOJ Action, as well as separate closing conditions included in each of the Humana APA and the Aetna APA, including CMS approval of the novation to Molina of each of the contracts to be divested under each of the Humana APA and the Aetna APA, and customary closing conditions, including approvals of state departments of insurance and other regulators.

As a result, the time necessary to close the transactions contemplated by each of the Humana APA and the Aetna APA is uncertain.
Any requirement that we close the transactions contemplated by the Humana APA and/or that Aetna close the transactions contemplated by the Aetna APA in order for us to complete the Merger could delay the completion of the Merger for a significant period of time beyond any resolution of the DOJ Action, could extend the completion of the Merger beyond December 31, 2016, and may increase the risk that the Merger will not be completed.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2016	—	$—	—	$—
May 2016	—	—	—	—
June 2016	—	—	—	—
Total	—	$—	—

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

(2)	Excludes 0.44 million shares repurchased in connection with employee stock plans.
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

101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 3, 2016	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)