Form 10-Q
period 2016-09-30
HUMANA INC
filed 2016-11-04
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2016
$0.16 2/3 par value	149,101,179 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2016

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,769	$2,571
Investment securities	7,329	7,267
Receivables, less allowance for doubtful accounts of $111 in 2016 and $101 in 2015:	765	1,161
Other current assets	4,791	4,712
Total current assets	19,654	15,711
Property and equipment, net	1,478	1,384
Long-term investment securities	2,273	1,843
Goodwill	3,272	3,265
Other long-term assets	2,789	2,475
Total assets	$29,466	$24,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$5,049	$4,976
Trade accounts payable and accrued expenses	2,933	2,212
Book overdraft	183	301
Unearned revenues	3,351	364
Short-term borrowings	300	299
Total current liabilities	11,816	8,152
Long-term debt	3,792	3,794
Future policy benefits payable	2,294	2,151
Other long-term liabilities	279	235
Total liabilities	18,181	14,332
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,406,586 shares issued at September 30, 2016 and 198,372,059 shares issued at December 31, 2015	33	33
Capital in excess of par value	2,527	2,530
Retained earnings	11,899	11,017
Accumulated other comprehensive income	112	58
Treasury stock, at cost, 49,305,407 shares at September 30, 2016 and 50,084,043 shares at December 31, 2015	(3,286)	(3,292)
Total stockholders’ equity	11,285	10,346
Total liabilities and stockholders’ equity	$29,466	$24,678
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions, except per share results)
Revenues:
Premiums	$13,371	$12,987	$40,461	$39,447
Services	227	246	749	1,143
Investment income	96	130	291	338
Total revenues	13,694	13,363	41,501	40,928
Operating expenses:
Benefits	10,900	10,896	33,806	33,153
Operating costs	1,759	1,688	5,253	5,450
Depreciation and amortization	86	84	263	267
Total operating expenses	12,745	12,668	39,322	38,870
Income from operations	949	695	2,179	2,058
Gain on sale of business	—	—	—	267
Interest expense	47	47	141	140
Income before income taxes	902	648	2,038	2,185
Provision for income taxes	452	334	1,023	1,010
Net income	$450	$314	$1,015	$1,175
Basic earnings per common share	$3.01	$2.11	$6.80	$7.85
Diluted earnings per common share	$2.98	$2.09	$6.73	$7.77
Dividends declared per common share	$0.29	$0.29	$0.87	$0.86
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$450	$314	$1,015	$1,175
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(9)	25	150	(48)
Effect of income taxes	3	(9)	(55)	18
Total change in unrealized investment gains/losses, net of tax	(6)	16	95	(30)
Reclassification adjustment for net realized gains included in investment income	(26)	(51)	(65)	(88)
Effect of income taxes	10	19	24	32
Total reclassification adjustment, net of tax	(16)	(32)	(41)	(56)
Other comprehensive (loss) income, net of tax	(22)	(16)	54	(86)
Comprehensive income	$428	$298	$1,069	$1,089
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2016	2015
	(in millions)
Cash flows from operating activities
Net income	$1,015	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	(267)
Net realized capital gains	(65)	(88)
Stock-based compensation	76	92
Depreciation	289	263
Other intangible amortization	59	72
Provision for deferred income taxes	54	13
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	396	56
Other assets	(419)	(1,080)
Benefits payable	73	447
Other liabilities	127	(140)
Unearned revenues	2,987	(64)
Other, net	117	52
Net cash provided by operating activities	4,709	531
Cash flows from investing activities
Proceeds from sale of business	—	1,055
Acquisitions, net of cash acquired	(7)	(38)
Purchases of property and equipment	(395)	(384)
Purchases of investment securities	(4,533)	(4,345)
Maturities of investment securities	1,082	881
Proceeds from sales of investment securities	3,319	3,448
Net cash (used in) provided by investing activities	(534)	617
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	350	(984)
Proceeds (repayment) of commercial paper, net	(1)	10
Change in book overdraft	(118)	(38)
Common stock repurchases	(75)	(380)
Dividends paid	(133)	(129)
Excess tax benefit from stock-based compensation	—	15
Proceeds from stock option exercises and other	—	20
Net cash provided by (used in) financing activities	23	(1,486)
Increase (decrease) in cash and cash equivalents	4,198	(338)
Cash and cash equivalents at beginning of period	2,571	1,935
Cash and cash equivalents at end of period	$6,769	$1,597
Supplemental cash flow disclosures:
Interest payments	$102	$105
Income tax payments, net	$851	$1,038
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
On June 24, 2016, as permitted under the terms of the Merger Agreement, each of Aetna and Humana delivered written notice to the other that it had elected to extend the “End Date” (as defined in the Merger Agreement) to and including December 31, 2016 (which End Date had previously been June 30, 2016), after which date the Merger Agreement continues unless terminated by either party.
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. The Court has scheduled trial to commence on December 5, 2016. We cannot predict when the DOJ litigation will be resolved. Together with Aetna, we intend to vigorously defend the Merger in response to the lawsuit, as described further in Note 13.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2016, the Financial Accounting Standards Board, or FASB, issued new guidance eliminating the exception for recognition of the tax effects of intercompany sales until the transferred asset is sold to a third party or otherwise recovered through use.  The new guidance requires recognizing the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in consolidation.  Any deferred tax asset in the buyers jurisdiction would also be recognized at the time of the transfer.  The new guidance does not apply to transfers of inventory.  The new guidance is effective for us beginning with annual and interim periods in 2018.  Early adoption is permitted, but only in the first interim period of a fiscal year, which would be our first quarter of 2017.  The modified retrospective approach is required to transition to the new guidance, which requires a cumulative-effect adjustment to retained earnings at the beginning of the period of adoption.  We are currently evaluating the impact, if any, on our results of operations, financial position, and cash flows.
In August 2016, the FASB issued an amendment to current guidance on classification of certain cash receipts and payments in the statement of cash flows. The amendment adds or clarifies guidance on debt prepayment and extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made subsequent to a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principal. The guidance is effective for us beginning with annual and interim periods in 2018. We are currently evaluating the impact on our cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses.  The guidance is effective for us beginning January 1, 2019. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists of available for sale debt securities. We are currently evaluating the impact on our results of operations, financial condition, or cash flows.
In March 2016, the FASB issued new guidance related to accounting for employee share-based payments, which changes how income tax effects of share-based payments are recorded as well as the minimum statutory tax withholding requirements and allows an accounting policy election to recognize forfeitures when they occur. As permitted, we elected to early adopt this new guidance during the second quarter of 2016 prospectively effective January 1, 2016. The adoption of this new guidance resulted in the recognition of approximately $20 million, or $0.12 per diluted common share, of tax benefits in net income in our condensed consolidated statement of income for the three months ended March 31, 2016 that had previously been recorded as additional paid-in capital in our condensed consolidated balance sheet. We also prospectively applied the provisions of the new guidance related to the presentation of windfall tax benefits as cash flows from operating activities which resulted in reclassifying $20 million of cash flows from financing activities to operating activities for the three months ended March 31, 2016. We elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.
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
In May 2015, the FASB issued new guidance requiring insurance entities to provide additional disclosures about claim liabilities including paid claims development information by accident year and claim frequency data and related methodologies. The guidance is effective for us beginning with the filing of our Annual Report on Form 10-K for the year ending December 31, 2016 and interim periods beginning in 2017. The new guidance will require additional disclosure for our short-duration insurance liabilities. The adoption of this new guidance will not have a material impact on our results of operations, financial position or cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In August 2014, the FASB issued new guidance requiring management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new guidance, effective for us December 31, 2016, will not have a material impact on our results of operations, financial position, or cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2016 and December 31, 2015, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$659	$2	$—	$661
Mortgage-backed securities	1,512	24	(1)	1,535
Tax-exempt municipal securities	3,157	73	(4)	3,226
Mortgage-backed securities:
Residential	10	—	—	10
Commercial	498	13	(8)	503
Asset-backed securities	187	1	—	188
Corporate debt securities	3,223	268	(12)	3,479
Total debt securities	$9,246	$381	$(25)	$9,602

December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$331	$2	$(1)	$332
Mortgage-backed securities	1,902	12	(23)	1,891
Tax-exempt municipal securities	2,611	61	(4)	2,668
Mortgage-backed securities:
Residential	13	—	—	13
Commercial	1,024	2	(41)	985
Asset-backed securities	264	1	(2)	263
Corporate debt securities	2,873	140	(55)	2,958
Total debt securities	$9,018	$218	$(126)	$9,110

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2016 and December 31, 2015, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$190	$—	$3	$—	$193	$—
Mortgage-backed securities	67	—	3	(1)	70	(1)
Tax-exempt municipal securities	1,069	(4)	24	—	1,093	(4)
Mortgage-backed securities:
Residential	—	—	5	—	5	—
Commercial	35	—	81	(8)	116	(8)
Asset-backed securities	35	—	68	—	103	—
Corporate debt securities	536	(6)	81	(6)	617	(12)
Total debt securities	$1,932	$(10)	$265	$(15)	$2,197	$(25)

December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$195	$(1)	$14	$—	$209	$(1)
Mortgage-backed securities	1,484	(20)	86	(3)	1,570	(23)
Tax-exempt municipal securities	843	(3)	52	(1)	895	(4)
Mortgage-backed securities:
Residential	2	—	4	—	6	—
Commercial	626	(13)	265	(28)	891	(41)
Asset-backed securities	258	(2)	—	—	258	(2)
Corporate debt securities	918	(45)	63	(10)	981	(55)
Total debt securities	$4,326	$(84)	$484	$(42)	$4,810	$(126)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at September 30, 2016. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At September 30, 2016, 8% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 45% of the tax-exempt municipals that were not pre-refunded in the

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 55% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 11%. In addition, 5% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Residential mortgage-backed securities comprised approximately 99% of our agency mortgage-backed securities at September 30, 2016 and 98% at December 31, 2015.

The recoverability of our non-agency commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. At September 30, 2016, these commercial mortgage-backed securities primarily were composed of senior tranches having higher credit support than junior tranches. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at September 30, 2016.
The percentage of corporate securities associated with the financial services industry was 22% at September 30, 2016 and 25% at December 31, 2015.
Our unrealized losses from all securities were generated from approximately 300 positions out of a total of approximately 2,100 positions at September 30, 2016. All issuers of securities we own that were trading at an unrealized loss at September 30, 2016 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At September 30, 2016, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2016.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Gross realized gains	$37	$62	$88	$108
Gross realized losses	(11)	(11)	(23)	(20)
Net realized capital gains	$26	$51	$65	$88
There were no material other-than-temporary impairments for the three and nine months ended September 30, 2016 or 2015.
The contractual maturities of debt securities available for sale at September 30, 2016, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$611	$610
Due after one year through five years	2,152	2,200
Due after five years through ten years	1,647	1,698
Due after ten years	2,629	2,858
Mortgage and asset-backed securities	2,207	2,236
Total debt securities	$9,246	$9,602

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2016 and December 31, 2015, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2016
Cash equivalents	$6,879	$6,879	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	661	—	661	—
Mortgage-backed securities	1,535	—	1,535	—
Tax-exempt municipal securities	3,226	—	3,223	3
Mortgage-backed securities:
Residential	10	—	10	—
Commercial	503	—	503	—
Asset-backed securities	188	—	187	1
Corporate debt securities	3,479	—	3,474	5
Total debt securities	9,602	—	9,593	9
Total invested assets	$16,481	$6,879	$9,593	$9

December 31, 2015
Cash equivalents	$2,229	$2,229	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	332	—	332	—
Mortgage-backed securities	1,891	—	1,891	—
Tax-exempt municipal securities	2,668	—	2,663	5
Mortgage-backed securities:
Residential	13	—	13	—
Commercial	985	—	985	—
Asset-backed securities	263	—	263	—
Corporate debt securities	2,958	—	2,952	6
Total debt securities	9,110	—	9,099	11
Total invested assets	$11,339	$2,229	$9,099	$11

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2016 or 2015.
Our Level 3 assets had a fair value of $9 million at September 30, 2016, or 0.1% of our total invested assets. During the three and nine months ended September 30, 2016 and 2015, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended September 30,
	2016			2015
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at July 1	$6	$3	$9	$6	$5	$11
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Balance at September 30	$6	$3	$9	$6	$5	$11

	For the nine months ended September 30,
	2016			2015
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$6	$5	$11	$24	$8	$32
Total gains or losses:
Realized in earnings	—	—	—	(1)	—	(1)
Unrealized in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	(17)	(3)	(20)
Settlements	—	(2)	(2)	—	—	—
Balance at September 30	$6	$3	$9	$6	$5	$11
Financial Liabilities
Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding, net of unamortized debt issuance costs, was $3,792 million at September 30, 2016 and $3,794 million at December 31, 2015. The fair value of our long-term debt was $4,186 million at September 30, 2016 and $3,986 million at December 31, 2015. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $300 million as of September 30, 2016 and $299 million as of December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed the acquisition of certain health and wellness related businesses during 2016 and 2015. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2016 or 2015.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2015 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2016 and December 31, 2015. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. The risk corridor settlement includes amounts classified as long-term because settlement associated with the 2016 provision is expected to exceed 12 months at September 30, 2016.

	September 30, 2016		December 31, 2015
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$41	$2,287	$25	$2,082
Trade accounts payable and accrued expenses	(43)	(672)	(47)	(63)
Net current (liability) asset	(2)	1,615	(22)	2,019
Other long-term assets	6	—	—	—
Other long-term liabilities	(40)	—	—	—
Net long-term liability	(34)	—	—	—
Total net (liability) asset	$(36)	$1,615	$(22)	$2,019
On November 1, 2016, we collected approximately $2.0 billion upon settlement with CMS for the 2015 plan year, primarily related to reinsurance and low-income cost subsidies.
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs effective January 1, 2014, including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2015 Form 10-K. Operating results for our individual commercial medical business compliant with the Health Care Reform Law were challenged in 2014 and 2015 primarily

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 to improve the profitability of our individual commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our then assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve, or PDR) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. As noted in the table below, in the second quarter of 2016, we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense in our condensed consolidated statement of income primarily as a result of current and projected unfavorable claims experience.
Changes in the premium deficiency reserve for the 2016 coverage year for the nine months ended September 30, 2016 were as follows:

Premium Deficiency Reserve
(in millions)
Balance at January 1, 2016	$176
Current period results applied to the PDR liability for the 2016 coverage year	(178)
Change in full year 2016 estimate recorded in benefits expense	208
Balance at September 30, 2016	$206
The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at September 30, 2016 and December 31, 2015. Amounts classified as long-term represent settlements that we expect to exceed 12 months at September 30, 2016.

	September 30, 2016			December 31, 2015
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
Prior Coverage Years
Premiums receivable	$54	$—	$—	$126	$—	$—
Other current assets	—	58	—	—	610	—
Trade accounts payable and accrued expenses	—	—	—	(223)	—	—
Net current asset (liability)	54	58	—	(97)	610	—
Other long-term assets	—	—	423	10	—	459
Total prior coverage years' net asset (liability)	54	58	423	(87)	610	459
Current Coverage Year
Trade accounts payable and accrued expenses	(107)	—	—	—	—	—
Other long-term assets	197	157	168	—	—	—
Total 2016 coverage year net asset	90	157	168	—	—	—
Total net asset (liability)	$144	$215	$591	$(87)	$610	$459

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Changes in estimate of the net 3Rs receivable for prior coverage years during the nine months ended September 30, 2016 primarily result from the June 30, 2016 notification from CMS of risk adjustment and reinsurance settlement amounts for 2015.
During the nine months ended September 30, 2016, we paid $240 million in risk adjustment charges and received $471 million for reinsurance recoverables and $84 million for risk adjustment settlements, in each case associated with the 2015 coverage year. In 2015, primarily during the nine months ended September 30, 2015, we paid $186 million in risk adjustment charges and received $521 million for reinsurance recoverables and $57 million for risk adjustment settlements, in each case associated with the 2014 coverage year.
We have collected approximately $30 million from the Department of Health and Human Services, or HHS, primarily received in the fourth quarter of 2015, for our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement, representing approximately 12.6% of risk corridor receivables for the 2014 coverage year, was funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. In September 2016, HHS announced that based on preliminary analysis, they anticipate that all 2015 coverage year risk corridor collections by HHS will be applied toward 2014 coverage year payments owed to issuers. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. Based on the notice from HHS and collections received for the 2014 coverage year, we classified our remaining gross risk corridor receivables for all coverage years as long-term because settlement is expected to exceed 12 months at September 30, 2016. However, to the extent certain provisions of the Health Care Reform Law are successfully challenged in court or there are changes in legislation or the application of legislation, there can be no guarantee that receivables established under the reinsurance, risk corridor or risk adjustment provisions of the Health Care Reform Law will ultimately be collected.
In September 2016, we paid the federal government $916 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. Each year on January 1, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost resulted in operating cost expense of approximately $231 million for the three months ended September 30, 2016 and $687 million for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2015 there was approximately $217 million and $650 million, respectively, of operating cost expense resulting from the amortization of the 2015 annual health insurance industry fee. The remaining deferred cost asset balance was approximately $229 million at September 30, 2016. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2016 were as follows:

	Retail	Group	Healthcare Services	Total
	(in millions)
Balance at January 1, 2016	$1,069	$385	$1,811	$3,265
Acquisitions	—	—	7	7
Balance at September 30, 2016	$1,069	$385	$1,818	$3,272

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

		September 30, 2016			December 31, 2015
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.8 yrs	$566	$333	$233	$566	$292	$274
Trade names and technology	8.3 yrs	104	66	38	104	54	50
Provider contracts	14.5 yrs	51	28	23	51	24	27
Noncompetes and other	8.2 yrs	32	28	4	32	26	6
Total other intangible assets	9.8 yrs	$753	$455	$298	$753	$396	$357
Amortization expense for other intangible assets was approximately $18 million for the three months ended September 30, 2016 and $22 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, amortization expense for other intangible assets was approximately $59 million and $72 million, respectively. The following table presents our estimate of amortization expense for 2016 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2016	$77
2017	71
2018	63
2019	52
2020	48
2021	14

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$450	$314	$1,015	$1,175
Weighted average outstanding shares of common stock used to compute basic earnings per common share	149,417	148,889	149,321	149,617
Dilutive effect of:
Employee stock options	210	182	216	198
Restricted stock	1,277	1,395	1,332	1,506
Shares used to compute diluted earnings per common share	150,904	150,466	150,869	151,321
Basic earnings per common share	$3.01	$2.11	$6.80	$7.85
Diluted earnings per common share	$2.98	$2.09	$6.73	$7.77
Number of antidilutive stock options and restricted stock excluded from computation	658	320	873	451
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
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2015 and 2016 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43
10/13/2016	10/28/2016	$0.29	$43

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
On October 26, 2016, the Board declared a cash dividend of $0.29 per share payable on January 27, 2017 to stockholders of record on January 12, 2017.
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
Excluding the 0.36 million shares received in March 2015 upon final settlement of our ASR Agreement for which no cash was paid during the period, we repurchased 1.85 million shares for $329 million during the nine months ended September 30, 2015 pursuant to our September 2014 repurchase program. No repurchases were made during the nine months ended September 30, 2016.
In connection with employee stock plans, we acquired 0.45 million common shares for $75 million and 0.31 million common shares for $51 million during the nine months ended September 30, 2016 and 2015, respectively.
Treasury Stock Reissuance
We reissued 1.23 million shares of treasury stock during the nine months ended September 30, 2016 at a cost of $81 million associated with restricted stock unit vestings and option exercises.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income included, net of tax, net unrealized gains on our investment securities of $226 million at September 30, 2016 and $58 million at December 31, 2015. In addition, accumulated other comprehensive income included $114 million, net of tax, at September 30, 2016 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was no such liability at December 31, 2015. Refer to Note 18 to the consolidated financial statements in our 2015 Form 10-K for further discussion of our long-term care insurance policies.
11. INCOME TAXES
The effective income tax rate was 50.1% for the three months ended September 30, 2016, compared to 51.5% for the three months ended September 30, 2015 primarily due to growth in pretax income. For the nine months ended September 30, 2016, the effective income tax rate was 50.2% compared to 46.2% for the nine months ended September 30, 2015, primarily reflecting the beneficial effect of the sale of Concentra on June 1, 2015 and the impact of non-deductible transaction costs associated with the Merger. Non-deductible transaction costs associated with the Merger increased our effective tax rate by approximately 0.9 percentage points for the three months ended September 30, 2016, as compared to approximately 0.7 percentage points for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the non-deductible transaction costs increased the effective tax rate by approximately 1.7 percentage points, as compared to 0.2 percentage points for the nine months ended September 30, 2015. Conversely, the tax effect of the sale of Concentra reduced our effective tax rate by approximately 4.6 percentage points for the nine months ended September 30, 2015.
The effective tax rate for 2016 also reflects tax benefits associated with adopting new guidance related to the accounting for employee share-based payments effective January 1, 2016 as described in Note 2, which decreased our effective tax rate by approximately 1 percentage point for the nine months ended September 30, 2016.
12.  DEBT
The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in millions)
Senior notes:
$500 million, 7.20% due June 15, 2018	$501	$502
$300 million, 6.30% due August 1, 2018	305	307
$400 million, 2.625% due October 1, 2019	398	398
$600 million, 3.15% due December 1, 2022	595	595
$600 million, 3.85% due October 1, 2024	595	595
$250 million, 8.15% due June 15, 2038	263	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	738
Total long-term debt	$3,792	$3,794

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

us to purchase the notes under certain circumstances. On July 2, 2015 we entered into a Merger Agreement with Aetna that, when closed, may require redemption of the notes if the notes are downgraded below investment grade by both Standard & Poor’s Rating Services, or S&P and Moody’s Investors Services, Inc., or Moody’s.

Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $24 million as of September 30, 2016 and $28 million as of December 31, 2015.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $9.0 billion at September 30, 2016 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $11.3 billion and an actual leverage ratio of 1.4:1, as measured in accordance with the credit agreement as of September 30, 2016. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At September 30, 2016, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of September 30, 2016, we had $1.0 billion of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2016 was $475 million. There were outstanding borrowings of $300 million at September 30, 2016 and $299 million at December 31, 2015.
13. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 74% of our total premiums and services revenue for the nine months ended September 30, 2016, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2017, and all of our product offerings filed with CMS for 2017 have been approved.
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
The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits conducted for contract year 2011 and subsequent years. CMS is currently conducting RADV contract level audits for contract years 2011, 2012 and 2013, in which two, five, and five of our Medicare Advantage plans are being audited, respectively. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year.
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
(Unaudited)

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
At September 30, 2016, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2016, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 30, 2016, we received notice the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2017. The next generation of TRICARE contracts that are expected to become effective on April 1, 2017, consolidates three regions into two - East and West, with the current North Region and South Region combined to form the East Region. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the TRICARE East Region. The next generation East Region and West Region contract awards are currently subject to protests before the Government Accountability Office, or GAO, by unsuccessful bidders.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the nine months ended September 30, 2016. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On June 16, 2015, the U.S. Attorney’s Office filed a Declination Notice, indicating its intent not to intervene, in connection with a civil qui tam suit captioned U.S. ex rel. Ramsey-Ledesma v. Censeo, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff filed a second amended complaint and served the Company, opting to continue to pursue the action. The plaintiff’s second amended complaint names several other defendants, including CenseoHealth. On January 8, 2016, we and the other defendants each filed a motion to dismiss the second amended complaint, and on September 30, 2016, our motion to dismiss was granted in its entirety.  The plaintiff has reserved the right to appeal the grant of our motion after the litigation concludes.
Litigation Related to the Merger
DOJ Action
On July 21, 2016, the United States government (acting under the U.S. Attorney General), along with the states of Delaware, Florida, Georgia, Illinois, Iowa and Ohio, the commonwealths of Pennsylvania and Virginia, and the District of Columbia, acting by and through their respective attorneys general, filed a civil complaint against us and Aetna in the U.S. District Court for the District of Columbia (we refer to this as the DOJ Action). The complaint alleges, among other things, that the proposed Merger would violate Section 7 of the Clayton Antitrust Act and seeks a permanent injunction to prevent the Merger. The Court has scheduled trial to commence on December 5, 2016. We cannot predict when the DOJ litigation will be resolved. Together with Aetna, we intend to vigorously defend the Merger in response to the lawsuit.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.6 billion and $3.3 billion for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015 these amounts were $9.7 billion and $8.8 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $31 million and $23 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the amount of this expense was $85 million and $68 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three and nine months ended September 30, 2016 and 2015:

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$7,977	$—	$—	$—	$—	$7,977
Group Medicare Advantage	1,067	—	—	—	—	1,067
Medicare stand-alone PDP	1,004	—	—	—	—	1,004
Total Medicare	10,048	—	—	—	—	10,048
Fully-insured	991	1,350	—	—	—	2,341
Specialty	65	253	—	—	—	318
Medicaid and other	652	2	—	10	—	664
Total premiums	11,756	1,605	—	10	—	13,371
Services revenue:
Provider	—	12	57	—	—	69
ASO and other	3	146	—	1	—	150
Pharmacy	—	—	8	—	—	8
Total services revenue	3	158	65	1	—	227
Total revenues - external customers	11,759	1,763	65	11	—	13,598
Intersegment revenues
Services	—	23	4,708	—	(4,731)	—
Products	—	—	1,580	—	(1,580)	—
Total intersegment revenues	—	23	6,288	—	(6,311)	—
Investment income	25	4	8	17	42	96
Total revenues	11,784	1,790	6,361	28	(6,269)	13,694
Operating expenses:
Benefits	9,771	1,327	—	26	(224)	10,900
Operating costs	1,308	430	6,040	4	(6,023)	1,759
Depreciation and amortization	61	21	33	—	(29)	86
Total operating expenses	11,140	1,778	6,073	30	(6,276)	12,745
Income (loss) from operations	644	12	288	(2)	7	949
Interest expense	—	—	—	—	47	47
Income (loss) before income taxes	$644	$12	$288	$(2)	$(40)	$902

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$7,316	$—	$—	$—	$—	$7,316
Group Medicare Advantage	1,396	—	—	—	—	1,396
Medicare stand-alone PDP	927	—	—	—	—	927
Total Medicare	9,639	—	—	—	—	9,639
Fully-insured	1,056	1,362	—	—	—	2,418
Specialty	66	260	—	—	—	326
Medicaid and other	592	6	—	6	—	604
Total premiums	11,353	1,628	—	6	—	12,987
Services revenue:
Provider	—	9	61	—	—	70
ASO and other	1	162	—	5	—	168
Pharmacy	—	—	8	—	—	8
Total services revenue	1	171	69	5	—	246
Total revenues - external customers	11,354	1,799	69	11	—	13,233
Intersegment revenues
Services	—	24	4,558	—	(4,582)	—
Products	—	—	1,271	—	(1,271)	—
Total intersegment revenues	—	24	5,829	—	(5,853)	—
Investment income	38	7	—	16	69	130
Total revenues	11,392	1,830	5,898	27	(5,784)	13,363
Operating expenses:
Benefits	9,777	1,341	—	22	(244)	10,896
Operating costs	1,241	426	5,584	3	(5,566)	1,688
Depreciation and amortization	49	24	30	—	(19)	84
Total operating expenses	11,067	1,791	5,614	25	(5,829)	12,668
Income from operations	325	39	284	2	45	695
Interest expense	—	—	—	—	47	47
Income (loss) before income taxes	$325	$39	$284	$2	$(2)	$648

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$24,054	$—	$—	$—	$—	$24,054
Group Medicare Advantage	3,229	—	—	—	—	3,229
Medicare stand-alone PDP	3,058	—	—	—	—	3,058
Total Medicare	30,341	—	—	—	—	30,341
Fully-insured	3,118	4,044	—	—	—	7,162
Specialty	196	761	—	—	—	957
Medicaid and other	1,960	12	—	29	—	2,001
Total premiums	35,615	4,817	—	29	—	40,461
Services revenue:
Provider	—	38	176	—	—	214
ASO and other	7	499	—	7	—	513
Pharmacy	—	—	22	—	—	22
Total services revenue	7	537	198	7	—	749
Total revenues - external customers	35,622	5,354	198	36	—	41,210
Intersegment revenues
Services	—	67	14,198	—	(14,265)	—
Products	—	—	4,373	—	(4,373)	—
Total intersegment revenues	—	67	18,571	—	(18,638)	—
Investment income	77	13	22	48	131	291
Total revenues	35,699	5,434	18,791	84	(18,507)	41,501
Operating expenses:
Benefits	30,581	3,794	—	82	(651)	33,806
Operating costs	3,825	1,300	17,894	12	(17,778)	5,253
Depreciation and amortization	175	69	97	—	(78)	263
Total operating expenses	34,581	5,163	17,991	94	(18,507)	39,322
Income (loss) from operations	1,118	271	800	(10)	—	2,179
Interest expense	—	—	—	—	141	141
Income (loss) before income taxes	$1,118	$271	$800	$(10)	$(141)	$2,038

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2015
Revenues - external customers
Premiums:
Individual Medicare Advantage	$22,183	$—	$—	$—	$—	$22,183
Group Medicare Advantage	4,188	—	—	—	—	4,188
Medicare stand-alone PDP	2,915	—	—	—	—	2,915
Total Medicare	29,286	—	—	—	—	29,286
Fully-insured	3,263	4,125	—	—	—	7,388
Specialty	195	795	—	—	—	990
Medicaid and other	1,742	16	—	25	—	1,783
Total premiums	34,486	4,936	—	25	—	39,447
Services revenue:
Provider	—	29	590	—	—	619
ASO and other	7	485	—	10	—	502
Pharmacy	—	—	22	—	—	22
Total services revenue	7	514	612	10	—	1,143
Total revenues - external customers	34,493	5,450	612	35	—	40,590
Intersegment revenues
Services	—	68	13,357	—	(13,425)	—
Products	—	—	3,654	—	(3,654)	—
Total intersegment revenues	—	68	17,011	—	(17,079)	—
Investment income	96	18	—	53	171	338
Total revenues	34,589	5,536	17,623	88	(16,908)	40,928
Operating expenses:
Benefits	29,781	3,908	—	66	(602)	33,153
Operating costs	3,708	1,323	16,774	10	(16,365)	5,450
Depreciation and amortization	140	69	112	—	(54)	267
Total operating expenses	33,629	5,300	16,886	76	(17,021)	38,870
Income from operations	960	236	737	12	113	2,058
Gain on sale of business	—	—	—	—	267	267
Interest expense	—	—	—	—	140	140
Income before income taxes	$960	$236	$737	$12	$240	$2,185

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
On June 24, 2016, as permitted under the terms of the Merger Agreement, each of Aetna and Humana delivered written notice to the other that it had elected to extend the “End Date” (as defined in the Merger Agreement) to and including December 31, 2016 (which End Date had previously been June 30, 2016), after which date the Merger Agreement continues unless terminated by either party.
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. The Court has scheduled trial to commence on December 5, 2016. We cannot predict when the DOJ litigation will be resolved. Together with Aetna, we intend to vigorously defend the Merger in response to the lawsuit, as described further in Note 13 to the condensed consolidated financial statements.
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

2016 Highlights
Consolidated

•
Our pretax results for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 reflect year-over-year improvements in pretax results in our Retail and Healthcare Services segments excluding the impact of the sale of Concentra and the continued challenges in our individual commercial medical business.

•
Our 2016 results through September 30, 2016 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2016, approximately 1,786,100 members, or 63.1%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,633,100 members, or 59.3%, at December 31, 2015 and 1,606,100 members, or 58.7%, at September 30, 2015.

•
For the year-to-date period, year-over-year comparisons of results are impacted by the June 1, 2015 sale of our former wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pretax gain, net of transaction costs, of $270 million, or $1.57 per diluted common share in 2015.

•
For the year-to-date period, year-over-year comparisons of results are also impacted by the recognition of a premium deficiency reserve for our individual commercial medical business for the 2016 coverage year as discussed in the Retail segment highlights. During the nine months ended September 30, 2016 we increased the premium deficiency reserve by $208 million, or $0.86 per diluted common share.

•
Likewise, for the year-to-date period, year-over-year comparisons of the benefit ratios are impacted by the recognition of the premium deficiency reserve for our individual commercial medical business.

•
We recorded transaction and integration costs in connection with the Merger of approximately $20 million, or $0.12 per diluted common shares, and $81 million, or $0.49 per diluted common share, during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015 we recorded transaction costs in connection with the Merger of approximately $11 million, or $0.07 per diluted common share. Certain costs associated with the Merger are not deductible for tax purposes.

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

•
During the nine months ended September 30, 2016, operating cash flow provided by operations was $4.7 billion as compared to $531 million for the nine months ended September 30, 2015. Our operating cash flows for the nine months ended September 30, 2016 were significantly impacted by the early receipt of the Medicare premium remittance for October 2016 of $3.0 billion in September 2016 because the payment date of October 1, 2016 fell on a weekend. Excluding the timing of the Medicare premium remittance, the increase in our operating cash flows for the nine months ended September 30, 2016 primarily was due to the favorable timing of working capital items, as discussed further under the section titled "Liquidity" in this report, and higher earnings exclusive of both the gain on the sale of Concentra and the increase in the premium deficiency reserve discussed herein.

•
In 2016, we paid the federal government $916 million for the annual non-deductible health insurance industry fee compared to our payment of $867 million in 2015. This fee is not deductible for tax purposes, which significantly increases our effective income tax rate. The health insurance industry fee is further described below under the section titled “Health Care Reform.” The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This will significantly reduce our operating costs and effective tax rate in 2017.

•	During the nine months ended September 30, 2016, we paid dividends to stockholders of $133 million.
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

•
The achievement of Star Ratings of four or higher qualifies Medicare Advantage plans for premium bonuses. Star Ratings for the 2018 bonus year issued by CMS in October 2016 indicated that the percentage of our July 31, 2016 Medicare Advantage membership in 4-Star plans or higher declined to approximately 37% from approximately 78% of our July 31, 2015 Medicare Advantage membership. The decline in membership in 4-Star rated plans does not take into account certain operational actions we intend to take over the coming months to mitigate any potential negative impact of these published ratings on Star bonus revenues for 2018, including evaluation of our contract structures. Star results for the 2018 bonus year are not expected to materially impact our Medicare revenue or membership growth for 2017.

Our Healthcare Effectiveness Data and Information Set, or HEDIS, measures, demonstrating the achievement of clinical outcomes, are at record-high results for the company. Accordingly, we believe that our Star ratings for the 2018 bonus year do not accurately reflect our actual performance under certain Star measures. Consequently, we intend to file for reconsideration of certain of those ratings under the appropriate administrative process.

•
For the three months ended September 30, 2016, our Retail segment pretax income increased by $319 million, or 98.2%, as compared to the three months ended September 30, 2015 and increased $158 million, or 16.5%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. These changes reflect year-over-year improvement in results across most business lines in the segment, partially offset by the loss of a large profitable group Medicare Advantage account as discussed below. In the year-to-date period, these improved results are partially offset by a year-over-year decline in results for our individual commercial medical business as discussed in the detailed segment results of operations discussion that follows.

•
Our Medicare Advantage results improved year-over-year primarily due to lower utilization and favorable year-over-year comparisons of prior-period medical claims reserve development. Operational initiatives centered around expanding the number of members in our clinical programs through improved outreach efforts and member engagement, as well as optimizing the performance of existing initiatives to reduce medical cost trend. In addition our Medicare Advantage membership increased year-over-year as discussed below.

•
Individual Medicare Advantage membership of 2,831,700 at September 30, 2016 increased 78,300, or 2.8%, from December 31, 2015 and 94,600 members, or 3.5% from September 30, 2015. Medicare stand-alone PDP membership of 4,913,400 at September 30, 2016 increased 355,500 members, or 7.8%, from December 31, 2015 and 403,800 members, or 9.0%, from September 30, 2015. These increases in membership reflect net membership additions for the 2016 plan year, particularly for our Medicare Advantage Health Maintenance Organization, or HMO, offerings and our Medicare stand-alone PDP Humana-Walmart plan offering.

•
Group Medicare Advantage membership of 353,900 at September 30, 2016 decreased 130,200 members, or 26.9%, from December 31, 2015 and 127,400 members, or 26.5%, from September 30, 2015, primarily reflecting the loss of a large account that moved to a private exchange offering on January 1, 2016.

•
Our state-based Medicaid membership of 390,100 as of September 30, 2016 increased 16,400 members, or 4.4%, from December 31, 2015 and 21,700 members, or 5.9%, from September 30, 2015, primarily due to the addition of members under our Florida Medicaid contracts.

•
Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged. As disclosed in our 2015 Form 10-K, as a result of our assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year of $176 million. As discussed previously, during the nine months ended September 30, 2016 we increased the premium deficiency reserve for the 2016 coverage year by $208 million, primarily as a result of unfavorable current and projected claims experience. As of September 30, 2016, the remaining premium deficiency reserve was $206 million.

For 2017, we expect to offer on-exchange individual commercial medical plans in 11 states, a reduction from the 15 states in which we offer on-exchange coverage in 2016. In addition, we are discontinuing substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans in 2017. All of our product offerings filed with CMS for 2017 have been approved. We expect our 2017 geographic presence for our individual commercial medical offerings to cover no more than 156 counties, down from our 2016 presence in 1,351 counties (covering both on-exchange and off-exchange offerings). Given recent competitor actions, including market exits resulting in the automatic assignment of members to our plans,we now expect 2017 premiums associated with Health Care Reform Law compliant offerings to be in the range of $1 billion to $1.25 billion. We will monitor developments during the open enrollment period and re-evaluate our estimate of 2017 premiums based on final open enrollment results. By comparison, our full year 2016 premiums associated with Health Care Reform Law compliant offerings are projected to be approximately $3.4 billion. The decrease from the full year 2016 projection reflects the adjustment to our geographic presence and product discontinuances, partially offset by premium increases as well as the projected impact of certain competitor actions.

•
Individual commercial medical membership of 726,200 at September 30, 2016 decreased 172,900 members, or 19.2%, from December 31, 2015 and decreased 237,500 members, or 24.6%, from September 30, 2015. These decreases primarily reflect the loss of both members in plans compliant with the Health Care Reform Law, primarily on-exchange, as well as members subscribing to plans that are not compliant with the Health Care Reform Law as discussed further in the results of operations discussion that follows. At September 30, 2016, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 641,400 members, a decrease of 116,500 members, or 15.4%, from December 31, 2015 and 173,000 members, or 21.2%, from September 30, 2015.

Group Segment

•
For the three and nine months ended September 30, 2016, our Group segment pretax income decreased $27 million, or 69.2%, and increased $35 million, or 14.8%, respectively, as compared to the three and nine months ended September 30, 2015, respectively, as discussed in the results of operations discussion that follows.

•
On July 21, 2016, we were notified by the Defense Health Agency that we were awarded the TRICARE East Region contract. Our current TRICARE South Region contract expires March 31, 2017. The new East Region is a combination of the current North Region and South Region. The next generation East Region and West Region contract awards are currently subject to protests before the Government Accountability Office, or GAO, by unsuccessful bidders.

Healthcare Services Segment

•	As noted previously, for the year-to-date period, year-over-year comparisons of results of operations are impacted by the completion of the sale of Concentra on June 1, 2015.

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $4 million, or 1.4%, and $63 million, or 8.5%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively, primarily due to incremental earnings associated with revenue growth from our pharmacy solutions and home based services businesses as they serve our growing individual Medicare membership.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. We have accelerated our process for identifying and reaching out to members in need of clinical intervention. Medicare Advantage membership with complex chronic conditions in the Humana Chronic Care Program rose to approximately 614,700 at September 30, 2016, an increase of 12.2% from September 30, 2015 and 4.1% from December 31, 2015, reflecting a greater focus on members living with the most chronic conditions. Enhanced predictive modeling capabilities and proactive clinical outreach and engagement of those members helped drive increased clinical program participation, offset by the loss of engaged members associated with the group Medicare Advantage account that termed on January 1, 2016 as discussed previously. We believe these initiatives lead to better health outcomes for our members and lower health care costs.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry was $8 billion in 2014 and $11.3 billion in each of 2015 and 2016, with increasing annual amounts starting in 2018, and is not deductible for income tax purposes, which significantly increased our effective income tax rate. Our effective tax rate for full year 2016 is expected to be approximately 49.0% to 51.0%, excluding the impact of transaction costs associated with the Merger expected to be incurred subsequent to September 30, 2016. In 2016, we paid the federal government $916 million for the annual health insurance industry fee, a 5.7% increase from $867 million in 2015, primarily reflecting growth in our market share. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This will significantly reduce our operating costs and effective tax rate in 2017. The health insurance industry fee levied on the insurance industry was previously expected to be $14 billion in 2017.

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
As noted above, the Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law or to enroll outside of the annual enrollment period may have an adverse effect on our pool of participants in the health insurance exchange. In addition, states may impose restrictions on our ability to increase rates. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows and could impact our decision to participate or continue in the program in certain states. For 2017, we expect to offer on-exchange individual commercial medical plans in 11 states, a reduction from the 15 states in which we offer on-exchange coverage in 2016. In addition, we are discontinuing substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans in 2017.
As discussed above, it is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative changes, including legislative restrictions on our ability to manage our provider network or otherwise operate our business, or regulatory restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows (including the delayed receipt of amounts due under the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law). The interim settlement of approximately 12.6% of risk corridor receivables for the 2014 coverage year primarily was received in the fourth quarter of 2015 and funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. In September 2016, HHS announced that based on preliminary analysis, they anticipate that all 2015 coverage year risk corridor collections by HHS will be applied toward 2014 coverage year payments owed to issuers. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. However, to the extent certain provisions of the Health Care Reform Law are successfully challenged in court or there are changes in legislation or the application of legislation, there can be no guarantee that receivables established under the reinsurance, risk corridor or risk adjustment provisions of the Health Care Reform Law will ultimately be collected.
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
Comparison of Results of Operations for 2016 and 2015
The following discussion primarily deals with our results of operations for the three months ended September 30, 2016, or the 2016 quarter, the three months ended September 30, 2015, or the 2015 quarter, the nine months ended September 30, 2016, or the 2016 period, and the nine months ended September 30, 2015, or the 2015 period.
Consolidated

	For the three months ended September 30,		Change
	2016	2015	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$11,756	$11,353	$403	3.5%
Group	1,605	1,628	(23)	(1.4)%
Other Businesses	10	6	4	66.7%
Total premiums	13,371	12,987	384	3.0%
Services:
Retail	3	1	2	200.0%
Group	158	171	(13)	(7.6)%
Healthcare Services	65	69	(4)	(5.8)%
Other Businesses	1	5	(4)	(80.0)%
Total services	227	246	(19)	(7.7)%
Investment income	96	130	(34)	(26.2)%
Total revenues	13,694	13,363	331	2.5%
Operating expenses:
Benefits	10,900	10,896	4	—%
Operating costs	1,759	1,688	71	4.2%
Depreciation and amortization	86	84	2	2.4%
Total operating expenses	12,745	12,668	77	0.6%
Income from operations	949	695	254	36.5%
Interest expense	47	47	—	—%
Income before income taxes	902	648	254	39.2%
Provision for income taxes	452	334	118	35.3%
Net income	$450	$314	$136	43.3%
Diluted earnings per common share	$2.98	$2.09	$0.89	42.6%
Benefit ratio(a)	81.5%	83.9%		(2.4)%
Operating cost ratio(b)	12.9%	12.8%		0.1%
Effective tax rate	50.1%	51.5%		(1.4)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

	For the nine months ended September 30,		Change
	2016	2015	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$35,615	$34,486	$1,129	3.3%
Group	4,817	4,936	(119)	(2.4)%
Other Businesses	29	25	4	16.0%
Total premiums	40,461	39,447	1,014	2.6%
Services:
Retail	7	7	—	—%
Group	537	514	23	4.5%
Healthcare Services	198	612	(414)	(67.6)%
Other Businesses	7	10	(3)	(30.0)%
Total services	749	1,143	(394)	(34.5)%
Investment income	291	338	(47)	(13.9)%
Total revenues	41,501	40,928	573	1.4%
Operating expenses:
Benefits	33,806	33,153	653	2.0%
Operating costs	5,253	5,450	(197)	(3.6)%
Depreciation and amortization	263	267	(4)	(1.5)%
Total operating expenses	39,322	38,870	452	1.2%
Income from operations	2,179	2,058	121	5.9%
Gain on sale of business	—	267	(267)	(100.0)%
Interest expense	141	140	1	0.7%
Income before income taxes	2,038	2,185	(147)	(6.7)%
Provision for income taxes	1,023	1,010	13	1.3%
Net income	$1,015	$1,175	$(160)	(13.6)%
Diluted earnings per common share	$6.73	$7.77	$(1.04)	(13.4)%
Benefit ratio(a)	83.6%	84.0%		(0.4)%
Operating cost ratio(b)	12.7%	13.4%		(0.7)%
Effective tax rate	50.2%	46.2%		4.0%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $450 million, or $2.98 per diluted common share, in the 2016 quarter compared to $314 million, or $2.09 per diluted common share, in the 2015 quarter. Net income was $1.0 billion, or $6.73 per diluted common share, in the 2016 period compared to $1.2 billion, or $7.77 per diluted common share, in the 2015 period. The 2016 period includes benefits expense of $0.86 per diluted common share associated with the recognition of an increase in the premium deficiency reserve for our individual commercial medical business for the 2016 coverage year. The completion of the sale of Concentra on June 1, 2015 resulted in an after-tax gain of $1.53 per diluted common share in the 2015 period. Excluding the impact of the increase in the premium deficiency reserve and the sale of Concentra, the increases in the 2016 quarter and 2016 period primarily were due to year-over-year improvement in Retail and Healthcare Services segments pretax results as discussed in the detailed segment results discussion that follows. In addition, the 2016 period reflects improvement in Group segment pretax results. The 2016 period also reflects the favorable impact of the adoption of new accounting guidance related to accounting for employee share-based payments that resulted in the recognition of tax benefits of approximately $0.12 per diluted common share in the first quarter of 2016. In addition, the 2016 quarter and 2016 period include $20 million, or $0.12 per diluted common share, and $81 million, or $0.49 per diluted common share, respectively, of transaction and integration costs associated with the Merger. During the 2015 quarter and 2015 period we recorded transaction costs in connection with the Merger of approximately $11 million, or $0.07 per common diluted share. Certain costs associated with the Merger are not deductible for tax purposes.
Premiums Revenue
Consolidated premiums increased $384 million, or 3.0%, from the 2015 quarter to $13.4 billion for the 2016 quarter and increased $1.0 billion, or 2.6%, from the 2015 period to $40.5 billion for the 2016 period. These increases are primarily due to higher premiums in the Retail segment partially offset by lower premiums in the Group segment. The increase in Retail segment premiums primarily reflects average individual Medicare Advantage membership growth and per member premium increases for certain lines of business, partially offset by the loss of premiums associated with a large group Medicare Advantage account that moved to a private exchange on January 1, 2016 and a decline in individual commercial medical membership. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services Revenue
Consolidated services revenue decreased $19 million, or 7.7%, from the 2015 quarter to $227 million for the 2016 quarter primarily due to a decrease in services revenue in the Group segment as discussed in the detailed segment results discussion that follows. For the 2016 period services revenue decreased $394 million, or 34.5% to $749 million for the 2016 period primarily due to the sale of Concentra on June 1, 2015.
Investment Income
Investment income totaled $96 million for the 2016 quarter, decreasing $34 million, or 26.2%, from $130 million for the 2015 quarter. For the 2016 period, investment income totaled $291 million, decreasing $47 million, or 13.9%, from $338 million for the 2015 period. These declines primarily reflect lower realized capital gains in the 2016 quarter and 2016 period as well as lower interest rates partially offset by higher average invested balances.
Benefits Expense
Consolidated benefits expense was $10.9 billion for the 2016 quarter, an increase of $4 million from the 2015 quarter. For the 2016 period, benefit expense was $33.8 billion, an increase of $653 million, or 2.0% from the 2015 period, primarily due to an increase in the Retail segment benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $90 million in the 2016 quarter as compared to $67 million in the 2015 quarter. In the 2016 period, we experienced favorable medical claims reserve development related to prior fiscal years of $525 million as compared to $245 million in the 2015 period as discussed in the detailed segment results discussion that follows.
The consolidated benefit ratio decreased 240 basis points to 81.5% for the 2016 quarter compared to 83.9% for the 2015 quarter primarily due to a decrease in the Retail segment ratio as discussed in the segment results of operation discussion that follows. The consolidated benefit ratio for the 2016 period was 83.6%, a 40 basis point decrease from 84.0% for the 2015 period, primarily due to declines in the Retail and Group segment ratios as discussed in the segment results of operations discussion that follows. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 70 basis points in the 2016 quarter versus approximately 50 basis points in the 2015 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 130 basis points in the 2016 period versus approximately 60 basis points in the 2015 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $71 million, or 4.2%, during the 2016 quarter compared to the 2015 quarter, primarily due to an increase in Retail segment operating costs. For the 2016 period consolidated operating costs decreased $197 million, or 3.6%, compared to the 2015 period, primarily due to the completion of the sale of Concentra on June 1, 2015 partially offset by transaction and integration costs associated with the Merger.
The consolidated operating cost ratio for the 2016 quarter of 12.9% increased 10 basis points from the 2015 quarter. In the 2016 period the consolidated operating cost ratio decreased 70 basis points to 12.7% from 13.4% in the 2015 period, primarily due to the completion of the sale of Concentra on June 1, 2015. Concentra carried a higher operating cost ratio than our Group and Retail segments. In addition, transaction and integration costs associated with the Merger increased the operating cost ratio by 10 basis points in each of the 2016 quarter and 2015 quarter and 20 basis points in the 2016 period. There was minimal impact to the operating cost ratio in the 2015 period from transaction and integration costs associated with the Merger.
Depreciation and Amortization
Depreciation and amortization for the 2016 quarter totaled $86 million compared to $84 million for the 2015 quarter. For the 2016 period, depreciation and amortization totaled $263 million compared to $267 million for the 2015 period.
Interest Expense
Interest expense for both the 2016 quarter and 2015 quarter totaled $47 million, and totaled $141 million for the 2016 period compared to $140 million for the 2015 period.
Income Taxes
Our effective tax rate during the 2016 quarter was 50.1% compared to the effective tax rate of 51.5% in the 2015 quarter primarily due to growth in pretax income. For the 2016 period our effective tax rate was 50.2% compared to the effective tax rate of 46.2% for the 2015 period, primarily reflecting the beneficial effect of the sale of Concentra on June 1, 2015 and the impact of non-deductible transaction costs associated with the Merger. Non-deductible transaction costs associated with the Merger increased our effective tax rate by approximately 0.9 percentage points for the 2016 quarter versus approximately 0.7 percentage points for the 2015 quarter and by approximately 1.7 percentage points for the 2016 period versus approximately 0.2 percentage points for the 2015 period. Conversely, the tax effect of the sale of Concentra reduced our effective tax rate by approximately 4.6 percentage points for each of the 2015 quarter and 2015 period.
The effective tax rate for 2016 also reflects tax benefits associated with adopting new guidance related to the accounting for employee share-based payments effective January 1, 2016 as described in Note 2 to the condensed consolidated financial statements included in this report, which decreased our effective tax rate by approximately 1 percentage point for the 2016 period.
Retail Segment

	September 30,		Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,831,700	2,737,100	94,600	3.5%
Group Medicare Advantage	353,900	481,300	(127,400)	(26.5)%
Medicare stand-alone PDP	4,913,400	4,509,600	403,800	9.0%
Total Retail Medicare	8,099,000	7,728,000	371,000	4.8%
Individual commercial	726,200	963,700	(237,500)	(24.6)%
State-based Medicaid	390,100	368,400	21,700	5.9%
Medicare Supplement	217,100	157,100	60,000	38.2%
Total Retail medical members	9,432,400	9,217,200	215,200	2.3%
Individual specialty membership (a)	1,125,300	1,187,300	(62,000)	(5.2)%

(a)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$7,977	$7,316	$661	9.0%
Group Medicare Advantage	1,067	1,396	(329)	(23.6)%
Medicare stand-alone PDP	1,004	927	77	8.3%
Total Retail Medicare	10,048	9,639	409	4.2%
Individual commercial	882	978	(96)	(9.8)%
State-based Medicaid	652	592	60	10.1%
Medicare Supplement	109	78	31	39.7%
Individual specialty	65	66	(1)	(1.5)%
Total premiums	11,756	11,353	403	3.5%
Services	3	1	2	200.0%
Total premiums and services revenue	$11,759	$11,354	$405	3.6%
Income before income taxes	$644	$325	$319	98.2%
Benefit ratio	83.1%	86.1%		(3.0)%
Operating cost ratio	11.1%	10.9%		0.2%

	For the nine months ended September 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$24,054	$22,183	$1,871	8.4%
Group Medicare Advantage	3,229	4,188	(959)	(22.9)%
Medicare stand-alone PDP	3,058	2,915	143	4.9%
Total Retail Medicare	30,341	29,286	1,055	3.6%
Individual commercial	2,799	3,038	(239)	(7.9)%
State-based Medicaid	1,960	1,742	218	12.5%
Medicare Supplement	319	225	94	41.8%
Individual specialty	196	195	1	0.5%
Total premiums	35,615	34,486	1,129	3.3%
Services	7	7	—	—%
Total premiums and services revenue	35,622	34,493	$1,129	3.3%
Income before income taxes	$1,118	$960	$158	16.5%
Benefit ratio	85.9%	86.4%		(0.5)%
Operating cost ratio	10.7%	10.8%		(0.1)%
Pretax Results

•
Retail segment pretax income was $644 million in the 2016 quarter, an increase of $319 million, or 98.2%, compared to $325 million in the 2015 quarter, and was $1.1 billion in the 2016 period, an increase of $158 million, or 16.5% compared to $960 million in the 2015 period. These increases were primarily driven by the year-over-year improvement in results across most business lines in the segment, partially offset by the loss of a large group Medicare Advantage account as discussed below. In addition, the increase in the 2016 period was partially offset by a year-over-year decline in results for our individual commercial medical business as discussed below.

Enrollment

•
Individual Medicare Advantage membership increased 94,600 members, or 3.5%, from September 30, 2015 to September 30, 2016 reflecting net membership additions, particularly for our HMO offerings, for the 2016 plan year.

•
Group Medicare Advantage membership decreased 127,400, or 26.5%, from September 30, 2015 to September 30, 2016 reflecting the loss of a large account that moved to a private exchange offering on January 1, 2016.

•
Medicare stand-alone PDP membership increased 403,800 members, or 9.0%, from September 30, 2015 to September 30, 2016 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2016 plan year.

•
Individual commercial medical membership decreased 237,500 members, or 24.6%, from September 30, 2015 to September 30, 2016 primarily reflecting the loss of on-exchange members due to product competitiveness, the loss of membership associated with the discontinuance of certain Health Care Reform Law compliant plans in the 2016 period, the loss of membership associated with non-payment of premiums or termination by CMS due to lack of eligibility documentation, and the loss of members subscribing to plans that are not compliant with the Health Care Reform Law.

•	State-based Medicaid membership increased 21,700 members, or 5.9%, from September 30, 2015 to September 30, 2016, primarily driven by the addition of members under our Florida Medicaid contracts.

•
Individual specialty membership decreased 62,000 members, or 5.2%, from September 30, 2015 to September 30, 2016 primarily due to the loss of individual commercial medical members that also had specialty coverage.

Premiums Revenue

•
Retail segment premiums increased $403 million, or 3.5%, from the 2015 quarter to the 2016 quarter and increased $1.1 billion, or 3.3%, from the 2015 period to the 2016 period. These increases primarily were due to individual Medicare Advantage membership growth and increased per member premiums for certain lines of business, partially offset by declines in group Medicare Advantage and individual commercial medical membership. Average individual Medicare Advantage membership increased 3.6% for the 2016 quarter and 4.2% for the 2016 period.

Benefits Expense

•
The Retail segment benefit ratio decreased 300 basis points from 86.1% in the 2015 quarter to 83.1% in the 2016 quarter and decreased 50 basis points from 86.4% in the 2015 period to 85.9% in the 2016 period. These declines primarily were due to lower year-over-year Medicare Advantage utilization and favorable comparisons of prior-period medical claims reserve development. In the 2016 period, these items were partially offset by an increase in the premium deficiency reserve associated with our 2016 individual commercial medical offerings compliant with the Health Care Reform Law. As previously disclosed, in the fourth quarter of 2015 we recorded a premium deficiency reserve associated with our 2016 individual commercial medical offerings compliant with the Health Care Reform Law. During the 2016 period, we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense primarily as a result of unfavorable current and projected claims experience. The increase in benefits expense associated with the recognition of the premium deficiency reserve increased the Retail segment benefit ratio by approximately 60 basis points in the 2016 period.

•
The Retail segment’s benefits expense for the 2016 quarter included $87 million in favorable prior-period medical claims reserve development versus $65 million in favorable prior-prior period medical claims reserve development in the 2015 quarter. For the 2016 period, the Retail segment's benefit expense included the beneficial effect of $483 million in favorable prior-period medical claims reserve development versus $242 million in the 2015 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 70 basis points in the 2016 quarter versus approximately 60 basis points in the 2015 quarter. Favorable prior-period medical claims reserve development decreased the benefit ratio by approximately 140 basis points in the 2016 period versus approximately 70 basis points in the 2015 period.

The year-over-year increases in prior-period medical claims reserve development primarily were due to favorable year-over-year comparisons for our Medicare Advantage and individual commercial medical businesses.
Operating Costs

•
The Retail segment operating cost ratio of 11.1% for the 2016 quarter increased 20 basis points from 10.9% for the 2015 quarter, primarily due to the unfavorable comparison to unusually low operating expenses in the 2015 quarter resulting from the temporary suspension of certain administrative costs and the loss of a large group Medicare Advantage account which carried a lower operating cost ratio than our individual Medicare Advantage business. The Retail segment operating cost ratio for the 2016 period was relatively unchanged decreasing 10 basis points to 10.7% for the 2016 period from 10.8% for the 2015 period. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in each of the 2016 quarter, 2015 quarter, and 2016 period and by 160 basis points in the 2015 period.

Group Segment

	September 30,		Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,131,500	1,167,400	(35,900)	(3.1)%
ASO	570,300	709,800	(139,500)	(19.7)%
Military services	3,080,900	3,082,700	(1,800)	(0.1)%
Total group medical members	4,782,700	4,959,900	(177,200)	(3.6)%
Group specialty membership (a)	5,829,900	6,090,700	(260,800)	(4.3)%

(a)
Specialty products include dental, vision, and voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,350	$1,362	$(12)	(0.9)%
Group specialty	253	260	(7)	(2.7)%
Military services	2	6	(4)	(66.7)%
Total premiums	1,605	1,628	(23)	(1.4)%
Services	158	171	(13)	(7.6)%
Total premiums and services revenue	$1,763	$1,799	$(36)	(2.0)%
Income before income taxes	$12	$39	$(27)	(69.2)%
Benefit ratio	82.7%	82.4%		0.3%
Operating cost ratio	24.1%	23.4%		0.7%

	For the nine months ended September 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,044	$4,125	$(81)	(2.0)%
Group specialty	761	795	(34)	(4.3)%
Military services	12	16	(4)	(25.0)%
Total premiums	4,817	4,936	(119)	(2.4)%
Services	537	514	23	4.5%
Total premiums and services revenue	5,354	5,450	$(96)	(1.8)%
Income before income taxes	$271	$236	$35	14.8%
Benefit ratio	78.8%	79.2%		(0.4)%
Operating cost ratio	24.0%	24.0%		—%
Pretax Results

•
Group segment pretax income decreased $27 million, or 69.2%, to $12 million for the 2016 quarter from $39 million in the 2015 quarter primarily due to an increase in both the benefit ratio and operating cost ratio for the 2016 quarter. For the 2016 period, Group segment pretax income increased $35 million, or 14.8%, to $271 million from $236 million in the 2015 period primarily reflecting improvement in the benefit ratio as discussed below.

Enrollment

•	Fully-insured commercial group medical membership decreased 35,900 members, or 3.1%, from September 30, 2015 to September 30, 2016 reflecting lower membership in both large and small group accounts.

•
Group ASO commercial medical membership decreased 139,500 members, or 19.7%, from September 30, 2015 to September 30, 2016 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Group specialty membership decreased 260,800 members, or 4.3%, from September 30, 2015 to September 30, 2016 primarily due to the loss of several large stand-alone dental and vision accounts as well as the loss of certain fully-insured group medical accounts that also had specialty coverage.

Premiums Revenue

•
Group segment premiums decreased $23 million, or 1.4% from the 2015 quarter to $1.6 billion for the 2016 quarter and decreased $119 million, or 2.4%, from the 2015 period to $4.8 billion for the 2016 period, primarily due to a decline in fully-insured commercial medical membership as described above, partially offset by an increase in fully-insured commercial medical per member premiums.

Services Revenue

•
Group segment services revenue decreased $13 million, or 7.6%, from the 2015 quarter to $158 million for the 2016 quarter primarily due to a decline in revenue in our group ASO commercial medical business mainly due to membership declines. Group segment services revenue increased $23 million, or 4.5%, to $537 million for the 2016 period from $514 million in the 2015 period as the decline in revenue in our group ASO commercial medical business was more than offset by higher revenues year-over-year under our TRICARE South Region contract reflecting our revised estimate of the medical cost trend incentive and revenues associated with a contract change order.
Benefits Expense

•
The Group segment benefit ratio increased 30 basis points from 82.4% in the 2015 quarter to 82.7% in the 2016 quarter primarily due to slightly higher utilization in the 2016 quarter. The Group segment benefit ratio decreased 40 basis points from 79.2% in the 2015 period to 78.8% in the 2016 period primarily due to the beneficial effect of favorable prior-period medical claims reserve development in the 2016 period.

•
The Group segment’s benefits expense included $3 million in favorable prior-period medical claims reserve development in each of the 2016 quarter and the 2015 quarter. This favorable prior-period medical claims reserve development decreased the Group segment benefit ratio by approximately 20 basis points in each of the 2016 quarter and the 2015 quarter. The Group segment’s benefits expense included the beneficial effect of a favorable prior-period medical claims reserve development of $41 million in the 2016 period versus $2 million in the 2015 period. This favorable prior-period medical claims reserve development decreased the Group segment benefit ratio by approximately 90 basis points in the 2016 period and had a minimal impact on the Group segment benefit ratio in the 2015 period.

Operating Costs

•
The Group segment operating cost ratio of 24.1% for the 2016 quarter increased 70 basis points from 23.4% for the 2015 quarter primarily due to the unfavorable comparison to unusually low operating expenses in the 2015 quarter resulting from the temporary suspension of certain administrative costs. For the 2016 period, the Group segment operating cost ratio of 24.0% was unchanged from the 2015 period. The non-deductible health insurance industry fee impacted the operating cost ratio by 150 basis points in each of the 2016 quarter and the 2016 period compared to 140 basis points in each of the 2015 quarter and the 2015 period.

Healthcare Services Segment

	For the three months ended September 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$19	$27	$(8)	(29.6)%
Home based services	38	34	4	11.8%
Pharmacy solutions	8	8	—	—%
Total services revenues	65	69	(4)	(5.8)%
Intersegment revenues:
Pharmacy solutions	5,562	5,221	341	6.5%
Provider services	418	326	92	28.2%
Home based services	264	229	35	15.3%
Clinical programs	44	53	(9)	(17.0)%
Total intersegment revenues	6,288	5,829	459	7.9%
Total services and intersegment revenues	$6,353	$5,898	$455	7.7%
Income before income taxes	$288	$284	$4	1.4%
Operating cost ratio	95.1%	94.7%		0.4%

	For the nine months ended September 30,		Change
	2016	2015	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$58	$491	$(433)	(88.2)%
Home based services	118	99	19	19.2%
Pharmacy solutions	22	22	—	—%
Total services revenues	198	612	(414)	(67.6)%
Intersegment revenues:
Pharmacy solutions	16,404	15,258	1,146	7.5%
Provider services	1,263	964	299	31.0%
Home based services	767	637	130	20.4%
Clinical programs	137	152	(15)	(9.9)%
Total intersegment revenues	18,571	17,011	1,560	9.2%
Total services and intersegment revenues	$18,769	$17,623	$1,146	6.5%
Income before income taxes	$800	$737	$63	8.5%
Operating cost ratio	95.3%	95.2%		0.1%
Pretax Results

•
Healthcare Services segment pretax income of $288 million for the 2016 quarter increased $4 million, or 1.4%, from the 2015 quarter. For the 2016 period, the Healthcare Services segment pretax income of $800 million increased $63 million, or 8.5%, from $737 million for the 2015 period. These increases primarily were due to incremental earnings associated with revenue growth from our pharmacy solutions and home based services businesses as they serve our growing individual Medicare membership. These items were partially offset by ongoing pressures in our provider services business reflecting significantly lower Medicare rates year-over-year associated with CMS' risk coding recalibration for 2016 in geographies where our provider assets are primarily located.

Script Volume

•
Humana Pharmacy Solutions® script volumes for Retail and Group segment membership increased to approximately 107 million in the 2016 quarter, up 6.3%, versus scripts of approximately 101 million in the 2015 quarter. For the 2016 period, script volumes for Retail and Group segment membership increased to approximately 316 million, up 7.2%, versus scripts of approximately 295 million in the 2015 period. These increases primarily reflect growth associated with higher average medical membership for the 2016 quarter and 2016 period than in the 2015 quarter and 2015 period.

Services Revenues

•
Services revenues decreased $4 million, or 5.8%, from the 2015 quarter to $65 million for the 2016 quarter and decreased $414 million, or 67.6%, from the 2015 period to $198 million for the 2016 period. The decline in the 2016 period primarily was due to the completion of the sale of Concentra on June 1, 2015.

Intersegment Revenues

•
Intersegment revenues increased $459 million, or 7.9%, from the 2015 quarter to $6.3 billion for the 2016 quarter and increased $1.6 billion, or 9.2%, from the 2015 period to $18.6 billion for the 2016 period primarily due to growth in our individual Medicare Advantage and Medicare stand-alone PDP membership which resulted in increased engagement of members in clinical programs and higher utilization of services across the segment.

Operating Costs

•
The Healthcare Services segment operating cost ratio of 95.1% for the 2016 quarter increased 40 basis points from 94.7% for the 2015 quarter, and was relatively unchanged for the 2016 period from the 2015 period increasing 10 basis points year-over-year to 95.3%. The increases are primarily due to a higher operating cost ratio for our provider services business reflecting significantly lower Medicare rates year-over-year as discussed above, partially offset by operating cost efficiencies associated with our pharmacy operations.

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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the nine months ended September 30, 2016, we collected $471 million for commercial reinsurance recoverable settlements associated with the 2015 coverage year. We have collected approximately $30 million from the Department of Health and Human Services, or HHS, primarily received in the fourth quarter of 2015, for our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement, representing approximately 12.6% of risk corridor receivables for the 2014 coverage year, was funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. In September 2016, HHS announced that based on preliminary analysis, they anticipate that all 2015 coverage year risk corridor collections by HHS will be applied toward 2014 coverage year payments owed to issuers. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. However, to the extent certain provisions of the Health Care Reform Law are successfully challenged in court or there are changes in legislation or the application of legislation, there can be no guarantee that receivables established under the reinsurance, risk corridor or risk adjustment provisions of the Health Care Reform Law will ultimately be collected. The remaining net receivable balance associated with the 3Rs was approximately $950 million at September 30, 2016, including $535 million related to the 2014 and 2015 coverage years, compared to $982 million at December 31, 2015. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2015 Form 10-K.
Cash and cash equivalents increased to approximately $6.8 billion at September 30, 2016 from $2.6 billion at December 31, 2015. The change in cash and cash equivalents for the nine months ended September 30, 2016 and 2015 is summarized as follows:

	2016	2015
	(in millions)
Net cash provided by operating activities	$4,709	$531
Net cash (used in) provided by investing activities	(534)	617
Net cash provided by (used in) financing activities	23	(1,486)
Increase (decrease) in cash and cash equivalents	$4,198	$(338)
Cash Flow from Operating Activities
Our operating cash flows for the 2016 period were significantly impacted by the early receipt of the Medicare premium remittance for October 2016 of $3.0 billion in September 2016 because the payment date of October 1, 2016 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. Therefore, the 2016 period included ten monthly Medicare payments compared to only nine monthly Medicare payments during the 2015 period. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at September 30, 2016.
Excluding the impact from the timing of the Medicare premium receipt, the remaining increase in operating cash flows from the 2015 period to the 2016 period primarily was due to favorable working capital items and higher earnings exclusive of both the gain on sale of Concentra and the increase in the premium deficiency reserve discussed previously. Significant year-over-year changes in working capital items primarily reflect the timing of premium collections and payments of benefits expense, the impact of our pharmacy business, changes in the net receivable balance associated with the 3Rs, the timing of payroll cycles resulting in one less payroll cycle in 2016 than in 2015, and lower management incentive payments in the first quarter of 2016 associated with prior year performance than those paid in the first quarter of 2015.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	2016 Period Change	2015 Period Change
	(in millions)
IBNR (1)	$3,626	$3,730	$(104)	$413
Reported claims in process (2)	622	600	22	101
Premium deficiency reserve (3)	206	176	30	—
Other benefits payable (4)	$595	$470	125	(67)
Total benefits payable	$5,049	$4,976	$73	$447

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
The increase in benefits payable from December 31, 2015 to September 30, 2016 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements, an increase in the premium deficiency reserve associated with our individual commercial medical products, and an increase in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff. These items were partially offset by a decrease in IBNR primarily driven by declines in group Medicare Advantage and individual commercial medical membership in the 2016 period, partially offset by an increase in individual Medicare Advantage membership. During the 2016 period, we increased the premium deficiency reserve for the 2016 coverage year, primarily as a result of unfavorable current and projected claims experience. The increase in benefits payable from December 31, 2014 to September 30, 2015 largely was due to an increase in IBNR. IBNR increased primarily as a result of individual Medicare Advantage membership growth. As discussed previously, our cash flows are negatively impacted during periods of decreasing premiums and enrollment. In the 2015 period, membership in fully-insured individual commercial medical plans compliant with the Health Care Reform Law grew as compared with a decline in membership in these plans in the 2016 period. Similarly, while group Medicare Advantage membership declined in both the 2015 period and 2016 period, the declines were more substantial in the 2016 period negatively impacting the 2016 period change.

The detail of total net receivables was as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	2016 Period Change	2015 Period Change
	(in millions)
Medicare	$506	$765	$(259)	$(80)
Commercial and other	320	420	(100)	49
Military services	50	77	(27)	(30)
Allowance for doubtful accounts	(111)	(101)	(10)	(6)
Total net receivables	$765	$1,161	(396)	(67)
Reconciliation to cash flow statement:
Change in receivables held-for-sale and disposition of receivables from sale of business			—	11
Change in receivables per cash flow statement resulting in cash from operations			$(396)	$(56)
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
The changes in commercial and other receivables primarily reflect the timing of accruals and related collections associated with the commercial risk adjustment program.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the 2016 period, we received net collections of $319 million for the commercial 3Rs associated with prior coverage years as compared to net collections of $345 million in the 2015 period. The net receivable balance associated with the 3Rs was approximately $950 million at September 30, 2016 and $982 million at December 31, 2015, including certain amounts recorded in receivables in the table above. In 2016, we paid the federal government $916 million for the annual health insurance industry fee as compared to our payment of $867 million in 2015. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
Cash Flow from Investing Activities
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $132 million in the 2016 period and $16 million in the 2015 period.
Our ongoing capital expenditures primarily relate to our information technology initiatives as well as support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $395 million in the 2016 period and $384 million in the 2015 period.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $404 million during the 2016 period and lower than claim payments by $1.0 billion during the 2015 period. Our net receivable for CMS subsidies and brand name prescription drug discounts was $1.6 billion at September 30, 2016 compared to $2.7 billion at September 30, 2015 and $2.0 billion at December 31, 2015. Refer to Note 6 to the condensed consolidated financial statements included in this report.
Under our administrative services only TRICARE South Region contract, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $8 million in the 2016 period and by $7 million in the 2015 period.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $62 million higher than reimbursements from HHS during the 2016 period and $48 million lower than reimbursements from HHS during the 2015 period.
We repurchased 1.85 million shares for $329 million in the 2015 period under a share repurchase plan authorized by the Board of Directors. There were no share repurchases under share repurchase plans authorized by the board of directors in the 2016 period due to the restrictions of the Merger Agreement. We also acquired common shares in connection with employee stock plans for an aggregate cost of $75 million in the 2016 period and $51 million in the 2015 period.
Net repayments from the issuance of commercial paper were $1 million in the 2016 period. Net proceeds from the issuance of commercial paper in the 2015 period were $10 million. The maximum principal amount outstanding at any one time during the 2016 period was $475 million.
We paid dividends to stockholders of $133 million during the 2016 period and $129 million during the 2015 period, as discussed further below.
Future Sources and Uses of Liquidity
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2015 and 2016 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43
10/13/2016	10/28/2016	$0.29	$43
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
On October 26, 2016, the Board declared a cash dividend of $0.29 per share payable on January 27, 2017 to stockholders of record on January 12, 2017.
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
In connection with employee stock plans, we acquired 0.45 million common shares for $75 million and 0.31 million common shares for $51 million during the 2016 period and 2015 period, respectively.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $9.0 billion at September 30, 2016 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $11.3 billion and an actual leverage ratio of 1.4:1, as measured in accordance with the credit agreement as of September 30, 2016. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At September 30, 2016, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of September 30, 2016, we had $1.0 billion of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2016 was $475 million. There were outstanding borrowings of $300 million at September 30, 2016 and $299 million at December 31, 2015.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2016 was A- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.9 billion at September 30, 2016 compared to $1.6 billion at December 31, 2015. This increase primarily was due to operating cash derived from our non-insurance subsidiaries' profits. These items were partially offset by capital expenditures and payment of stockholder dividends. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
On November 5, 2015, the National Association of Insurance Commissioners, or NAIC, issued statutory accounting guidance for receivables associated with the risk corridor provisions under the Health Care Reform Law, which requires the receivables to be excluded from subsidiary surplus. This accounting guidance required additional capital contributions into certain subsidiaries during 2015. This statutory accounting guidance does not affect our financial statements prepared in accordance with generally accepted accounting principles, under which we have recorded a receivable for risk corridor amounts due to us as an obligation of the United States Government under the Health Care Reform Law. At September 30, 2016, our gross risk corridor receivable was $591 million.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2016, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $6.1 billion, which exceeded aggregate minimum regulatory requirements of $4.7 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. The amount of dividends paid to our parent company was approximately $663 million during the nine months ended September 30, 2016 compared to $463 million during the nine months ended September 30, 2015. Subsidiary dividends reflect the impact of losses for our individual commercial medical business compliant with the Health Care Reform Law and the November 5, 2015 revised statutory accounting guidance requiring the exclusion of risk corridor receivables from related statutory surplus described above. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at September 30, 2016. Our net unrealized position increased $264 million from a net unrealized gain position of $92 million at December 31, 2015 to a net unrealized gain position of $356 million at September 30, 2016. At September 30, 2016, we had gross unrealized losses of $25 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the nine months ended September 30, 2016. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.0 years as of September 30, 2016 and approximately 4.1 years as of December 31, 2015. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $500 million at September 30, 2016.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2016.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 25 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2015 Form 10-K, as supplemented by our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2016 and June 30, 2016, other than the following:
There can be no guarantees that any reconsideration that we may file with respect to certain of our Star rating measures for the 2018 bonus year will be successful, that operational measures we may take will successfully mitigate any negative effects of Star quality ratings for the 2018 bonus year, or that we will not experience a decline in membership growth for 2017 or 2018 as a result of our 2018 bonus year Star ratings.
On October 12, 2016, the Centers for Medicare and Medicaid Services (CMS) published updated Star quality ratings for the 2018 bonus year, which showed that the percentage of our July 31, 2016 Medicare Advantage membership in 4-Star plans or higher had declined to approximately 37 percent from approximately 78 percent of our July 31, 2015 Medicare Advantage membership. This decline in membership in 4-Star rated plans does not take into account certain operational actions we intend to take over the coming quarters to mitigate any potential negative impact of these published ratings on Star bonus revenues for 2018. Moreover, we expect the impact of CMS’ comprehensive program audit on our Star ratings to be limited to the 2018 bonus year, and Star results for the 2018 bonus year are not expected to materially impact our Medicare revenue or membership growth for 2017.
We believe that our Star ratings for the 2018 bonus year do not accurately reflect our actual performance under the applicable Star measures. Consequently, we intend to file for reconsideration of certain of those ratings by CMS under the appropriate administrative process.
There can be no guarantees, however, that any request for reconsideration that we may file with CMS will be successful, that any operational measures we may take will successfully mitigate all negative effects of our Star quality ratings for the 2018 bonus year, or that we will not experience a decline in membership growth for 2017 or 2018 as a result of our 2018 bonus year Star ratings.
Our participation in the federal and state health insurance exchanges established under Healthcare Reform, which entail uncertainties associated with mix, volume of business and the operation of premium stabilization programs that are subject to federal administrative action, could adversely affect our results of operations, financial position, and cash flows.
The Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. During 2015, we received our interim settlement associated with our risk corridor receivables for the 2014 coverage year. The interim settlement, representing only 12.6% of risk corridor receivables for the 2014 coverage year, was funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 risk corridor program. The risk corridor program is a three year program and HHS guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. In September 2016, HHS announced that based on preliminary analysis, they anticipate that all 2015 coverage year risk corridor collections by HHS will be applied toward 2014 coverage year payments owed to issuers. Risk corridor payables to issuers are obligations of the United States Government under the Health Care Reform law which requires the Secretary of HHS to make full payments to issuers. In the event of a shortfall at the end of the three year program, HHS has asserted it will explore other sources of funding for risk corridor payments, subject to the availability of appropriations. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law or to enroll outside of the annual enrollment period may have an adverse effect on our pool of participants in the health insurance exchange.
For 2017, we expect to offer on-exchange individual commercial medical plans in 11 states, a reduction from the 15 states in which we offer on-exchange coverage in 2016. In addition, we are discontinuing substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans in 2017. Despite this reduction in our individual commercial membership plans, the above factors, in addition to competitor actions to withdraw from exchanges and/or alter their product offerings, may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals, or if receivables associated with the reinsurance, risk corridor and risk adjustment programs are not paid in accordance with the terms of the applicable program. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2016	—	$—	—	$—
August 2016	—	—	—	—
September 2016	—	—	—	—
Total	—	$—	—

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

(2)	Excludes 0.45 million shares repurchased in connection with employee stock plans.
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

101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 4, 2016	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)