Form 10-K
period 2016-12-31
HUMANA INC
filed 2017-02-17
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer   ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2016 was $26,887,040,202 calculated using the average price on June 30, 2016 of $180.70.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2017 was 149,324,101.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 20, 2017.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

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
PART I

ITEM 1. BUSINESS

General
Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is a leading health and well-being company focused on making it easy for people to achieve their best health with clinical excellence through coordinated care. Our strategy integrates care delivery, the member experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country. As of December 31, 2016, we had approximately 14.2 million members in our medical benefit plans, as well as approximately 7.0 million members in our specialty products. During 2016, 75% of our total premiums and services revenue were derived from contracts with the federal government, including 14% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 598,100 members as of December 31, 2016.
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
This Annual Report on Form 10-K, or 2016 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2016 Form 10-K for a description of a number of factors that may adversely affect our results or business.
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we agreed to merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger.

The Merger was subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, and (ii) the absence of legal restraints and prohibitions on the consummation of the Merger.
On December 22, 2016, in order to extend the “End Date” (as defined in the Merger Agreement), Aetna and Humana each agreed to waive until 11:59 p.m. (Eastern time) on February 15, 2017 its right to terminate the Merger Agreement due to a failure of the Mergers to have been completed on or before December 31, 2016.
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders.Under terms of the Merger Agreement, we are entitled to a breakup fee of $1 billion.
Health Care Reform
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year industry wide commercial reinsurance fee. The Health Care Reform Law is discussed more fully in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Care Reform” in this 2016 Form 10-K.
If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes, including activities to repeal or replace the Health Care Reform Law, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes may occur.
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
Our Retail Segment Products
This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2016:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$31,863	59.0%
Group Medicare Advantage	4,283	8.0%
Medicare stand-alone PDP	4,009	7.4%
Total Medicare	40,155	74.4%
Individual commercial	3,492	6.4%
State-based Medicaid	2,640	4.9%
Individual specialty	259	0.5%
Total premiums	46,546	86.2%
Services	8	—%
Total premiums and services revenue	$46,554	86.2%
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
Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain hospital and medical insurance benefits. CMS, an agency of the United States Department of Health and Human Services, administers the Medicare program. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional fee-for-service Medicare are still required to pay out-of-pocket deductibles and coinsurance. Throughout this document this program is referred to as Medicare FFS. As an alternative to Medicare FFS, in geographic areas where a managed care organization has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a Medicare Advantage organization under Medicare Part C. Pursuant to Medicare Part

C, Medicare Advantage organizations contract with CMS to offer Medicare Advantage plans to provide benefits at least comparable to those offered under Medicare FFS. Our Medicare Advantage, or MA, plans are discussed more fully below. Prescription drug benefits are provided under Part D.
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
CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits and Improvement Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits) to establish the risk-adjustment payments. Under the risk-adjustment methodology, all health benefit organizations must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnosis data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit those claims that pass the filtering logic. For submissions through EDS, CMS requires MA plans to submit all the claims data and CMS will apply the risk adjustment filtering logic to determine the risk adjustment data used to calculate risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017.
At December 31, 2016, we provided health insurance coverage under CMS contracts to approximately 2,837,600 individual Medicare Advantage members, including approximately 598,100 members in Florida. These Florida contracts accounted for premiums revenue of approximately $7.7 billion, which represented approximately 24.2% of our individual Medicare Advantage premiums revenue, or 14.0% of our consolidated premiums and services revenue for the year ended December 31, 2016.

Our HMO, PPO, and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2017, and all of our product offerings filed with CMS for 2017 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Medicare Part D Provisions.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2017, and all of our product offerings filed with CMS for 2017 have been approved.
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
Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. The dual eligible population represents a disproportionate share of Medicaid and Medicare costs. There were approximately 10.4 million dual eligible individuals in the United States in 2016, trending upward due to Medicaid eligibility expansions and individuals aging into the Medicare program. Since the enactment of the Health Care Reform Law, states are pursuing stand-alone dual eligible CMS demonstration programs in which Medicare, Medicaid, and LTSS benefits are more tightly integrated. Eligibility for participation in these stand-alone dual eligible demonstration programs may require state-based contractual relationships in existing Medicaid programs.

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
In addition to the dual eligible members we serve under the Virginia and Illinois demonstration program, we serve other dual eligible members enrolled in our Medicare Advantage and stand-alone prescription drug plans. As of December 31, 2016, we served approximately 486,000 dual eligible members in our Medicare Advantage plans and approximately 1,179,000 dual eligible members in our stand-alone prescription drug plans.
Individual Commercial Coverage
Our individual health plans are marketed under the HumanaOne brand. We offer products both on and off of the public exchange. We offer products on exchanges where we can achieve an affordable cost of care, including HMO offerings and select networks in most markets. Our off-exchange products are primarily PPO and POS offerings, including plans issued prior to 2014 that were previously underwritten. For 2017, we discontinued substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans effective January 1, 2017. Policies issued prior to the enactment of the Health Care Reform Law on March 23, 2010 are grandfathered policies. Grandfathered policies are exempt from most of the requirements of the Health Care Reform Law, including mandated benefits. However, our grandfathered plans include provisions that guarantee renewal of coverage for as long as the plan is continued and the individual chooses to renew. Policies issued between March 23, 2010 and December 31, 2013 are required to conform to the Health Care Reform Law, including mandated benefits, upon renewal at various transition dates between 2016 and 2017 depending on the state.
On February 14, 2017, we announced we are exiting our individual commercial medical businesses January 1, 2018 as more fully described in Note 7 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Rewards-based wellness programs are included with many individual products. We also offer optional benefits such as dental, vision, life, and a portfolio of financial protection products.

Group Segment Products
This segment is comprised of products sold to employer groups including medical and supplemental benefit plans as well as health and wellness products as described in the discussion that follows. The following table presents our premiums and services revenue for the Group segment by product for the year ended December 31, 2016:

	Group Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
External Revenue:
Premiums:
Fully-insured commercial group	$5,405	10.0%
Group specialty	1,020	1.9%
Military services	12	—%
Total premiums	6,437	11.9%
Services	694	1.3%
Total premiums and services revenue	$7,131	13.2%
Intersegment services revenue:
Wellness	$99	n/a
Total intersegment services revenue	$99
n/a – not applicable
Group Commercial Coverage
Our commercial products sold to employer groups include a broad spectrum of major medical benefits with multiple in-network coinsurance levels and annual deductible choices that employers of all sizes can offer to their employees on either a fully-insured, through HMO, PPO, or POS plans, or self-funded basis. Our plans integrate clinical programs, plan designs, communication tools, and spending accounts. We participate in the Federal Employee Health Benefits Program, or FEHBP, primarily with our HMO offering in certain markets. FEHBP is the government’s health insurance program for Federal employees, retirees, former employees, family members, and spouses. As with our individual commercial products, the employer group offerings include Go365TM, our wellness and loyalty reward program.
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
Wellness
We offer wellness solutions including our Go365 wellness and loyalty rewards program, health coaching, employee assistance program, and clinical programs. These programs, when offered collectively to employer customers as our Total Health product, turn any standard plan of the employer's choosing into an integrated health and well-being solution that encourages participation in these programs.
Our Go365 program provides our members with access to a science-based, actuarially driven wellness and loyalty program that features a wide range of well-being tools and rewards that are customized to an individual’s needs and wants. A key element of the program includes a sophisticated health-behavior-change model supported by an incentive program.
We also provide employee assistance programs and coaching services including a comprehensive turn-key coaching program, an enhancement to a medically based coaching protocol and a platform that makes coaching programs more efficient.
Our Healthcare Services Segment Products
The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment is comprised of stand-alone businesses that offer services including pharmacy solutions, provider services, home based services, clinical programs, and predictive modeling and informatics services to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2016:

	Healthcare Services Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$21,952	n/a
Provider services	1,677	n/a
Home based services	1,026	n/a
Clinical programs	180	n/a
Total intersegment revenue	$24,835
External services revenue:
Pharmacy solutions	$31	0.1%
Provider services	78	0.1%
Home based services	148	0.3%
Total external services revenue	$257	0.5%
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
We also operate Transcend, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries primarily in four states. Transcend provides resources in care coordination, financial risk management, clinical integration and patient engagement that help physicians improve the patient experience as well as care outcomes. Transcend collaborates with physicians, medical groups and integrated delivery systems to successfully transition to value-based care by engaging, partnering and offering practical services and solutions. Transcend represents a key component of our integrated care delivery model which we believe is scalable to new markets. In addition, we own a noncontrolling equity interest in MCCI Holdings, LLC, a privately held MSO headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida, Texas and Georgia.
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
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, that delivered occupational medicine, urgent care, physical therapy, and wellness services to employees and the general public through its operation of medical centers and worksite medical facilities. See Note 3 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.
Home based services
Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs. Home based services include the operations of Humana At Home, Inc., or Humana At Home®. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies, such as Florida, with a high concentration of members living with multiple chronic conditions. The clinical support and care provided by Humana At Home is designed to improve health outcomes and result in a higher number of days members can spend at their homes instead of in an acute care facility. To that end, we have accelerated our process for identifying and reaching out to members in need of clinical intervention. At December 31, 2016, we enrolled approximately 622,300 members with complex chronic conditions in the Humana Chronic Care Program, a 5.4% increase compared with approximately 590,300 members at December 31, 2015, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.
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
Other Businesses
Other Businesses primarily includes our closed block of long-term care insurance policies described below. Total premiums and services revenue for our Other Businesses was $48 million, or 0.1% of consolidated premiums and services revenue for the year ended December 31, 2016.
We have a non-strategic closed block of approximately 30,800 long-term care insurance policies associated with our acquisition of KMG America Corporation in 2007. Long-term care insurance policies are intended to protect the insured from the cost of long-term care services including those provided by nursing homes, assisted living facilities, and adult day care as well as home health care services. No new policies have been written since 2005 under this closed block.
Membership
The following table summarizes our total medical membership at December 31, 2016, by market and product:

	Retail Segment						Group Segment
	(in thousands)
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Individual Commercial	Medicare Supplement	State- based contracts	Fully- insured commercial Group	ASO	Military services	Other Businesses	Total	Percent of Total
Florida	598.1	16.0	345.0	194.4	6.7	365.9	140.2	50.7	—	—	1,717.0	12.1%
Texas	222.5	69.9	309.7	101.4	7.5	—	203.1	24.6	—	—	938.7	6.6%
Kentucky	76.3	58.2	206.5	10.1	5.4	—	107.7	170.1	—	—	634.3	4.5%
Georgia	115.8	2.5	130.2	163.7	9.9	—	158.1	20.8	—	—	601.0	4.2%
California	70.0	0.1	444.3	—	15.7	—	—	—	—	—	530.1	3.7%
Ohio	118.2	16.3	181.8	5.8	48.5	—	51.0	69.1	—	—	490.7	3.4%
Illinois	87.8	21.3	174.7	5.4	4.4	11.5	72.8	89.9	—	—	467.8	3.3%
Missouri/Kansas	90.7	4.3	213.2	16.4	8.1	—	54.9	10.8	—	—	398.4	2.8%
North Carolina	146.4	39.5	178.3	2.6	4.7	—	—	—	—	—	371.5	2.6%
Tennessee	144.9	3.7	108.6	27.9	4.0	—	46.7	29.4	—	—	365.2	2.6%
Louisiana	155.9	11.5	58.2	29.2	1.6	—	68.6	32.9	—	—	357.9	2.5%
Wisconsin	63.2	10.6	113.0	5.9	5.0	—	89.0	37.2	—	—	323.9	2.3%
Virginia	112.3	6.1	140.3	1.4	7.9	10.7	—	—	—	—	278.7	2.0%
Indiana	93.1	3.7	133.3	2.1	7.5	—	22.8	14.2	—	—	276.7	1.9%
Michigan	47.4	14.0	147.6	27.2	2.9	—	5.3	0.5	—	—	244.9	1.7%
Pennsylvania	40.3	0.9	157.4	—	4.6	—	—	—	—	—	203.2	1.4%
South Carolina	95.0	0.8	86.0	0.2	4.7	—	—	—	—	—	186.7	1.3%
Military services	—	—	—	—	—	—	—	—	3,084.1	—	3,084.1	21.7%
Others	559.7	76.0	1,823.3	61.1	69.7	—	115.8	23.0	—	30.8	2,759.4	19.4%
Totals	2,837.6	355.4	4,951.4	654.8	218.8	388.1	1,136.0	573.2	3,084.1	30.8	14,230.2	100.0%

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
At December 31, 2016, approximately 1,193,400 members, or 8.4% of our medical membership, were covered under risk-based contracts, including 921,000 individual Medicare Advantage members, or 32.5% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and monitor the financial performance and solvency of our capitated providers. However, we delegated claim processing functions under capitation arrangements covering approximately 191,300 HMO members, including 170,500 individual Medicare Advantage members, or 18.5% of the 921,000 individual Medicare Advantage members covered under risk-based contracts at December 31, 2016, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $1.3 billion, or 2.9% of total benefits expense, for the year ended December 31, 2016. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.
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
At December 31, 2016, we employed approximately 1,500 sales representatives, as well as approximately 1,300 telemarketing representatives who assisted in the marketing of Medicare and individual commercial health insurance and specialty products in our Retail segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Wal-Mart Stores, Inc., or Wal-Mart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual commercial health insurance and specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual commercial health insurance and specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
In our Group segment, individuals may become members of our commercial HMOs and PPOs through their employers or other groups, which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. In addition, we have begun to offer plans to employer groups through private exchanges. Employers can give their employees a set amount of money and then direct them to a private exchange where employees can shop for a health plan and other benefits based on what the employer has selected as options. We use licensed independent brokers, independent agents, and employees to sell our group products. Many of our larger employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We pay brokers and agents using the same commission structure described above for our individual commercial health insurance and specialty products.
Underwriting
Since 2014, the Health Care Reform Law requires all individual and certain group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments. Accordingly, newly issued individual and certain group health plans are not subject to underwriting. Further, underwriting techniques are not employed in connection with our Medicare, military services, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or prior medical history.
Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2016 Form 10-K.
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
For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2016 Form 10-K.

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
Employees
As of December 31, 2016, we had approximately 51,600 employees and approximately 2,600 additional medical professionals working under management agreements primarily between us and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

ITEM 1A. RISK FACTORS
Risks Relating to the Terminated Merger with Aetna
Our proposed merger with Aetna has affected and may in the future, materially and adversely affect our results of operations and stock price.
On February 14, 2017, we and Aetna agreed to mutually terminate our Merger Agreement, as our Board determined that an appeal of the Court's ruling enjoining the transaction would not be in the best interest of our stockholders. Although difficult to quantify, we believe that the proposed merger with Aetna, and subsequent termination of the Merger Agreement, has affected and may, in the future, materially and adversely affect our results of operations, due to the following:

•	continued liability for certain transaction costs, including legal, accounting, financial advisory and other costs relating to the transaction;

•	diverted management attention to the transaction and integration planning efforts;

•
disruption of our business due to member uncertainty over when or if the acquisition will be completed or members' perception of us as a standalone company, our perception among and activities by external brokers, as well as our ability to negotiate and maintain relationships with certain providers in our network;

•	certain restrictions in the Merger Agreement on the conduct of our business prior to its termination; and

•	other uncertainties that have impaired our ability to retain, recruit and motivate key personnel.
The occurrence, continuation or exacerbation of any of these events individually or in combination could materially and adversely affect our results of operations.
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
While we proactively attempt to effectively manage our operating expenses, increases or decreases in staff-related expenses, any costs associated with exiting products, additional investment in new products (including our opportunities in the Medicare programs, state-based contracts, participation in health insurance exchanges, and expansion of clinical capabilities as part of our integrated care delivery model), investments in health and well-being product offerings, acquisitions, new taxes and assessments (including the non-deductible health insurance industry fee and other assessments under the Health Care Reform Law), and implementation of regulatory requirements may increase our operating expenses.
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
We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. We have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We offer both stand-alone Medicare prescription drug coverage and Medicare Advantage health plans with prescription drug coverage in addition to our other product offerings. We offer a Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia. The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 74% of our total premiums and services revenue for the year ended December 31, 2016 generated from our Medicare products, including 14% derived from our individual Medicare Advantage contracts with CMS in Florida. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.
The Health Care Reform Law created a federal Medicare-Medicaid Coordination Office to serve dual eligibles. This Medicare-Medicaid Coordination Office has initiated a series of state demonstration projects to experiment with better coordination of care between Medicare and Medicaid. Depending upon the results of those demonstration projects, CMS may change the way in which dual eligibles are serviced. If we are unable to implement our strategic initiatives to address the dual eligibles opportunity, including our participation in state-based contracts, or if our initiatives are not successful at attracting or retaining dual eligible members, our business may be materially adversely affected.
Additionally, our strategy includes the growth of our commercial products, including participation in certain health insurance exchanges, introduction of new products and benefit designs, including Go365 and other wellness products, growth of our specialty products such as dental, vision and other supplemental products, the adoption of new technologies, development of adjacent businesses, and the integration of acquired businesses and contracts.
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
There can be no assurances that we will be successful in maintaining or improving our Star ratings in future years. In addition, there can be no guarantees that the reconsideration that we filed with respect to certain of our Star rating measures for the 2018 bonus year will be successful, that operational measures we may take will successfully mitigate any negative effects of Star quality ratings for the 2018 bonus year or future years, or that we will not experience a decline in membership growth for 2018 as a result of our 2018 bonus year Star ratings.
The achievement of Star ratings of 4-Star or higher qualifies Medicare Advantage plans for premium bonuses. Our Medicare Advantage plans' operating results may be significantly affected by their star ratings. Despite our operational efforts to improve our star ratings, there can be no assurances that we will be successful in maintaining or improving our star ratings in future years. In addition, audits of our performance for past or future periods may result in downgrades to our Star ratings. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.
On October 12, 2016, CMS published updated Star quality ratings for the 2018 bonus year, which showed that the percentage of our July 31, 2016 Medicare Advantage membership in 4-Star plans or higher had declined to approximately 37 percent from approximately 78 percent of our July 31, 2015 Medicare Advantage membership. This decline in membership in 4-Star rated plans does not take into account certain operational actions we intend to take over the coming quarters to mitigate any potential negative impact of these published ratings on Star bonus revenues for 2018. Moreover, we expect the impact of CMS’ comprehensive program audit on our Star ratings to be limited to the 2018 bonus year, and Star results for the 2018 bonus year are not expected to materially impact our Medicare revenue for 2017.
We believe that our Star ratings for the 2018 bonus year do not accurately reflect our actual performance under the applicable Star measures. Consequently, we have filed for reconsideration of certain of those ratings by CMS under the appropriate administrative process.
There can be no guarantees, however, that the request for reconsideration that we filed with CMS will be successful, that any operational measures we may take will successfully mitigate all negative effects of our Star quality ratings for the 2018 bonus year, which could be material, or that we will not experience a decline in membership growth for 2018 as a result of our 2018 bonus year Star ratings.
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
A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 75% of our total premiums and services revenue for the year ended December 31, 2016. These programs involve various risks, as described further below.

•
At December 31, 2016, under our contracts with CMS we provided health insurance coverage to approximately 598,100 individual Medicare Advantage members in Florida. These contracts accounted for approximately 14% of our total premiums and services revenue for the year ended December 31, 2016. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•
At December 31, 2016, our military services business primarily consisted of the TRICARE South Region contract which covers approximately 3,084,100 beneficiaries. For the year ended December 31, 2016, premiums and services revenue associated with the TRICARE South Region contract accounted for approximately 1% of our total premiums and services revenue. On April 1, 2012, we began delivering services under the current TRICARE South Region contract that the Defense Health Agency, or DHA (formerly known as the TRICARE Management Activity), awarded to us on February 25, 2011. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 30, 2016, we received notice that the DHA exercised its option to extend the TRICARE South Region contract through March 31, 2017. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the new TRICARE East Region, which is a consolidation of the former North and South Regions, with delivery of health care services expected to commence on October 1, 2017. The next generation East Region and West Region contract awards are currently subject to protests by unsuccessful bidders in the U.S. Court of Federal Claims and before the DHA. The loss of the TRICARE South Region contract or an overturn of the award of the East Region contract to us, should either occur, may have a material adverse effect on our results of operations, financial position, and cash flows.

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

•
CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997(BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s traditional fee-for-service Medicare program (referred to as "Medicare FFS"). Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnosis data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit those claims that pass the filtering logic. For submissions through EDS, CMS requires MA plans to submit all the claims data and CMS will apply the risk adjustment filtering logic to determine the risk adjustment data used to calculate risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

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
The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits conducted for contract year 2011 and subsequent years. CMS is currently conducting RADV contract level audits for contract years 2011, 2012, and 2013, in which two, five, and five of our Medicare Advantage plans are being audited, respectively. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year.
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

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $150 million at December 31, 2016.
Reinsurance and low-income cost subsidies represent payments from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent payments for CMS’s portion of claims costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent payments from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the applicable year.
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
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. The provisions of the Health Care Reform Law include, among others, imposing a significant new non-deductible health insurance industry fee and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premiums revenue to be expended on medical costs for insured products, additional mandated benefits and guarantee issuance associated with commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices. The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), establishes federally-facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers (subject to federal administrative action), and expands eligibility for Medicaid programs (subject to state-by-state implementation of this expansion). In addition, the Health Care Reform Law has increased and will continue to increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms will come, in part, from material additional fees and taxes on us and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes, including activities to repeal or replace the Health Care Reform Law, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes may occur.
For additional information, please refer to the section entitled, “Health Care Reform” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this annual report.
Our continued participation in the federal and state health insurance exchanges, which entail uncertainties associated with mix, volume of business and the operation of premium stabilization programs, which are subject to federal administrative action, could adversely affect our results of operations, financial position, and cash flows.
The Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. The risk corridor program is a three-

year program, and the Department of Health and Human Services (HHS) guidance provides that risk corridor collections over the life of the three year program will first be applied to any shortfalls from previous benefit years before application to current year obligations. On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off our risk corridor receivables. In addition, other regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law or to enroll outside of the annual enrollment period may have an adverse effect on our pool of participants in the health insurance exchange.
For 2017, we are offering on-exchange individual commercial medical plans in 11 states, a reduction from the 15 states in which we offered on-exchange coverage in 2016. In addition, we discontinued substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans in 2017. Despite this reduction in our individual commercial membership plans, the above factors, in addition to competitor actions to withdraw from exchanges and/or alter their product offerings, may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. In addition, audits of our submissions under the risk adjustment program may result in repayment of amounts distributed under the program. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows, and we may be unable to adjust our product offerings, geographic footprint, or pricing during any given year in sufficient time to mitigate any such effects.
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
American Recovery and Reinvestment Act of 2009 (ARRA)
On February 17, 2009, the American Recovery and Reinvestment Act of 2009, or ARRA, was enacted into law. In addition to including a temporary subsidy for health care continuation coverage issued pursuant to the Consolidated Omnibus Budget Reconciliation Act, or COBRA, ARRA also expands and strengthens the privacy and security provisions of HIPAA and imposes additional limits on the use and disclosure of protected health information, or PHI. Among other things, ARRA requires us and other covered entities to report any unauthorized release or use of or access to PHI to any impacted individuals and to HHS in those instances where the unauthorized activity poses a significant risk of financial, reputational or other harm to the individuals, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI. ARRA also requires business associates to comply with certain HIPAA provisions. ARRA also establishes higher civil and criminal penalties for covered entities and business associates who fail to comply with HIPAA’s provisions and requires HHS to issue regulations implementing its privacy and security enhancements.
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
Our pharmacy mail order business competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, internet companies and other mail-order and long-term care pharmacies. Our pharmacy business also subjects us to extensive federal, state, and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy. Federal agencies further regulate our pharmacy operations, requiring registration with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service, or USPS, has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations. In addition, we are subject to CMS rules regarding the administration of our PDP plans and intercompany pricing between our PDP plans and our pharmacy business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table lists, by state, the number of medical centers and administrative offices we owned or leased at December 31, 2016:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	11	129	—	87	227
Texas	—	16	2	17	35
Kentucky	2	1	11	12	26
Arizona	—	10	—	6	16
Virginia	—	8	—	8	16
California	—	2	—	13	15
South Carolina	—	6	4	5	15
Illinois	—	5	—	9	14
Louisiana	—	4	—	10	14
New York	—	—	—	13	13
Ohio	—	1	—	11	12
Indiana	—	4	—	7	11
Nevada	—	6	—	5	11
Tennessee	—	—	—	11	11
Colorado	—	5	—	4	9
Georgia	—	5	—	3	8
New Jersey	—	—	—	8	8
Washington	—	4	—	4	8
Puerto Rico	—	—	—	7	7
Michigan	—	2	—	4	6
North Carolina	—	—	—	6	6
Others	—	—	1	46	47
Total	13	208	18	296	535
The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of the medical centers included in the table above, approximately 67 of these facilities are leased or subleased to our contracted providers to operate.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2016 and 2015:

	High	Low
Year Ended December 31, 2016
First quarter	$186.91	$156.96
Second quarter	$190.07	$165.23
Third quarter	$180.86	$153.38
Fourth quarter	$216.76	$165.31
Year Ended December 31, 2015
First quarter	$182.79	$139.09
Second quarter	$214.92	$163.07
Third quarter	$193.14	$174.16
Fourth quarter	$186.67	$164.25
Holders of our Capital Stock
As of January 31, 2017, there were approximately 2,700 holders of record of our common stock and approximately 92,300 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2015 and 2016, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2015 payments
12/31/2014	1/30/2015	$0.28	$42
3/31/2015	4/24/2015	$0.28	$42
6/30/2015	7/31/2015	$0.29	$43
9/30/2015	10/30/2015	$0.29	$43
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43
10/13/2016	10/28/2016	$0.29	$43
Under the terms of the Merger Agreement, we agreed with Aetna that our quarterly dividend would not exceed $0.29 per share prior to the closing or termination of the Merger. On October 26, 2016, the Board declared a cash dividend of $0.29 per share that was paid on January 27, 2017 to stockholders of record on January 12, 2017, for an aggregate amount of $43 million.

On February 14, 2017, following the termination of the Merger Agreement, the Board declared a cash dividend of $0.40 per share, to be paid on April 28, 2017, to the stockholders of record on March 31, 2017. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2016. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2011, and that dividends were reinvested when paid.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
HUM	$100	$79	$121	$170	$212	$244
S&P 500	$100	$116	$154	$175	$177	$198
Peer Group	$100	$117	$161	$206	$218	$220
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table indicates that we made no purchases during the three months ended December 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2016	—	$—	—	$—
November 2016	—	—	—	—
December 2016	—	—	—	—
Total	—	$—	—

(1)
In September 2014, the Board of Directors replaced a previous share repurchase authorization of up to $1 billion with an authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, which expired on December 31, 2016. Pursuant to the Merger Agreement, after July 2, 2015, we were prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we suspended our share repurchase program.

(2)	Excludes 0.6 million shares repurchased in connection with employee stock plans.
The Merger Agreement included customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of customary specified limitations absent Aetna’s prior written consent, including, for example, limitations on dividends (we agreed that our quarterly dividend would not exceed $0.29 per share) and repurchases of our securities (we agreed to suspend our share repurchase program). On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement. We also announced that the Board had approved a new authorization for share repurchases of up to $2.25 billion of our common stock exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2017. Under this new authorization, we expect to complete a $1.5 billion accelerated share repurchase program in the first quarter of 2017.

ITEM 6. SELECTED FINANCIAL DATA

	2016 (a)	2015 (b)(c)	2014 (b)(d)	2013 (b)(e)	2012 (b)(f)
	(dollars in millions, except per common share results)
Summary of Operating Results:
Revenues:
Premiums	$53,021	$52,409	$45,959	$38,829	$37,009
Services	969	1,406	2,164	2,109	1,726
Investment income	389	474	377	375	391
Total revenues	54,379	54,289	48,500	41,313	39,126
Operating expenses:
Benefits	45,007	44,269	38,166	32,564	30,985
Operating costs	7,277	7,318	7,639	6,355	5,830
Depreciation and amortization	354	355	333	333	295
Total operating expenses	52,638	51,942	46,138	39,252	37,110
Income from operations	1,741	2,347	2,362	2,061	2,016
Gain on sale of business	—	270	—	—	—
Interest expense	189	186	192	140	105
Income before income taxes	1,552	2,431	2,170	1,921	1,911
Provision for income taxes	938	1,155	1,023	690	689
Net income	$614	$1,276	$1,147	$1,231	$1,222
Basic earnings per common share	$4.11	$8.54	$7.44	$7.81	$7.56
Diluted earnings per common share	$4.07	$8.44	$7.36	$7.73	$7.47
Dividends declared per common share	$1.16	$1.15	$1.11	$1.07	$1.03
Financial Position:
Cash and investments	$13,675	$11,681	$11,482	$10,938	$11,153
Total assets	25,396	24,678	23,497	20,719	19,962
Benefits payable	4,563	4,976	4,475	3,893	3,779
Debt	4,092	4,093	3,795	2,584	2,594
Stockholders’ equity	10,685	10,346	9,646	9,316	8,847
Cash flows from operations	$1,936	$868	$1,618	$1,716	$1,923
Key Financial Indicators:
Benefit ratio	84.9%	84.5%	83.0%	83.9%	83.7%
Operating cost ratio	13.5%	13.6%	15.9%	15.5%	15.1%
Membership by Segment:
Retail segment:
Medical membership	9,406,100	9,226,800	8,376,500	6,459,300	5,956,700
Specialty membership	1,088,100	1,153,100	1,165,800	1,042,500	948,700
Group segment:
Medical membership	4,793,300	4,963,400	5,430,200	5,501,600	5,573,400
Specialty membership	5,873,100	6,068,700	6,502,700	6,780,800	7,136,200
Other Businesses:
Medical membership	30,800	32,600	35,000	23,400	558,700
Consolidated:
Total medical membership	14,230,200	14,222,800	13,841,700	11,984,300	12,088,800
Total specialty membership	6,961,200	7,221,800	7,668,500	7,823,300	8,084,900

(a)
Includes a reduction in premiums revenue of $583 million ($367 million after tax, or $2.43 per diluted common share) associated with the write-off of commercial risk corridor receivables. Also includes benefits expense of $505 million ($318 million after tax, or $2.11 per diluted common share) for reserve strengthening associated with our non-strategic closed block of long-term care insurance policies. In addition, we recorded transaction and integration planning costs in connection with the Merger of approximately $104 million, or $0.64 per diluted common share.

(b)	Debt for prior periods has been recast to conform to the 2016 presentation which presents debt issuance cost as a direct reduction of the related liability instead of an asset.

(c)
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

(d)	Includes loss on extinguishment of debt of $37 million ($23 million after tax, or $0.15 per diluted common share) for the redemption of senior notes.

(e)
Includes benefits expense of $243 million ($154 million after tax, or $0.99 per diluted common share) for reserve strengthening associated with our non-strategic closed block of long-term care insurance policies.

(f)
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
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we agreed to merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger.
The Merger was subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, and (ii) the absence of legal restraints and prohibitions on the consummation of the Merger.
On December 22, 2016, in order to extend the “End Date” (as defined in the Merger Agreement), Aetna and Humana each agreed to waive until 11:59 p.m. (Eastern time) on February 15, 2017 its right to terminate the Merger Agreement due to a failure of the Mergers to have been completed on or before December 31, 2016.
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. Under terms of the Merger Agreement, we are entitled to a breakup fee of $1 billion.
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
Our Group segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Group segment’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. Similarly, certain of our fully-insured individual commercial medical products in our Retail segment experience seasonality in the benefit ratio akin to the Group segment, including the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers. As previously underwritten members transition, it results in policy lapses and the release of reserves for future policy benefits partially offset by the recognition of previously deferred acquisition costs. These policy lapses generally occur during the first quarter of the new coverage year following the open enrollment period reducing the benefit ratio in the first quarter. The recognition of a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law in the fourth quarter of 2015, and subsequent changes in estimates, also impact the quarterly benefit ratio pattern for this business in 2016 and 2015.
In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare and individual health care exchange marketing seasons.

Highlights
Consolidated

•
On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement. We also announced that the Board had approved a new authorization for share repurchases of up to $2.25 billion of our common stock exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2017. Under this new authorization, we expect to complete a $1.5 billion accelerated share repurchase program in the first quarter of 2017. Under terms of the Merger Agreement, we are entitled to a breakup fee of $1 billion.

•
Our 2016 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2016, approximately 1,816,300 members, or 64.0%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,633,100 members, or 59.3%, at December 31, 2015.

•
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million ($367 million after-tax, or $2.43 per diluted common share) in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. At December 31, 2016, we estimate that we are entitled to collect a total of $619 million from HHS under the commercial risk corridor program for the 2014 through 2016 program years.

•
In the fourth quarter of 2016, we increased the future policy benefits expense by approximately $505 million ($318 million after tax, or $2.11 per diluted common share) for reserve strengthening associated with our closed block of long-term care insurance policies. This increase primarily was driven by emerging experience indicating longer claims duration, a prolonged lower interest rate environment, and an increase in policyholder life expectancies.

•
As discussed in the Retail segment highlights that follow, during 2015, we recognized a premium deficiency reserve of approximately $176 million for certain of our individual commercial medical products for the 2016 coverage year. During 2016, we increased this premium deficiency reserve associated with the 2016 coverage year by $208 million, or $0.87 per diluted common share.

•
During 2016, we recorded transaction and integration planning costs in connection with the Merger of approximately $104 million, or $0.64 per diluted common share. During 2015, we recorded transaction costs in connection with the Merger of approximately $23 million, or $0.14 per diluted common share. Certain costs associated with the transaction were not deductible for tax purposes.

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

•
Excluding the impact of the risk corridor receivables write-off, the long-term care reserve strengthening, the premium deficiency reserve recorded for the 2016 coverage year, and the sale of Concentra in 2015, the increase in pretax income primarily was due to year-over-year improvements in results for our individual Medicare Advantage business and Healthcare Services segment as well as increased profitability in our state-based contracts business.

•
Year-over-year comparisons of the operating cost ratio are impacted by the completion of the sale of Concentra on June 1, 2015. Concentra carried a higher operating cost ratio than our Group and Retail segments. This was partially offset by the risk corridor receivables write-off.

•	Investment income decreased $85 million in 2016, primarily due to lower realized capital gains in 2016 and lower interest rates partially offset by a higher average invested balance.

•
As disclosed in Note 2 to the consolidated financial statements included in this report, we elected to early adopt new accounting guidance related to accounting for employee share-based payments, which changes how income tax effects of employee share-based payments are recorded. We adopted this guidance prospectively effective January 1, 2016. The adoption of this new guidance resulted in the recognition of approximately $20 million of tax benefits in net income, or $0.12 per diluted common share, in the first quarter of 2016.

•
Operating cash flow provided by operations was $1.9 billion for the year ended December 31, 2016 as compared to operating cash flow provided by operations of $868 million for the year ended December 31, 2015. The increase in operating cash flow primarily was due to significantly favorable working capital items and higher earnings exclusive of the commercial risk corridor receivables write-off and the long-term care reserve strengthening in 2016, as well as the gain on sale of Concentra and the recognition of the premium deficiency reserve in 2015 discussed previously. The working capital changes year-over-year primarily reflect lower income tax payments, changes in the net receivable balance associated with the premium stabilization programs established under health care reform, or the 3R's, and the timing of payroll cycles resulting in one less payroll cycle in 2016, partially offset by the timing of payments for benefits expense.

•
In 2016, we paid the federal government $916 million for the annual non-deductible health insurance industry fee compared to our payment of $867 million in 2015. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate beginning in 2014. The health insurance industry fee is further described below under the section titled "Health Care Reform." The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This suspension will significantly reduce our operating costs and effective tax rate in 2017. Our effective tax rate for 2017 is expected to be approximately 36% to 37%. The decline in the effective tax rate primarily is due to the suspension of the annual health insurance industry fee in 2017.

•	We paid dividends to stockholders of $177 million in 2016 as compared to $172 million in 2015.
Retail Segment

•
On February 1, 2017, CMS issued its preliminary 2018 Medicare Advantage and Part D payment rates and proposed policy changes, which we refer to collectively as the Advance Notice. CMS has invited public comment on the Advance Notice before publishing final rates on April 3, 2017 (the Final Notice). In the Advance Notice, CMS estimates Medicare Advantage plans across the sector will, on average, experience a 0.25 percent increase in benchmark funding based on proposals included therein. As indicated by CMS, its estimate excludes the impact of fee-for-service county rebasing/re-pricing since the related impact is dependent upon finalization of certain data, which will be available with the publication of the Final Notice. CMS' estimate includes 40 basis points of negative impact associated with Star quality bonuses sector-wide. Excluding that item, CMS' estimate would be a 0.65 percent increase. Based on our preliminary analysis using the same factors CMS included in its estimate, the components of which are detailed on CMS' website, we anticipate the proposals in the Advance Notice would result in a change to our benchmark funding relatively in line with CMS' estimate, excluding the impact attributable to Star quality bonuses. We believe we can design our 2018 Medicare Advantage plan filings, including the applicable level of rate changes, to remain competitive compared to both the combination of original Medicare with a supplement policy and Medicare Advantage products offered by our competitors. Failure to execute these strategies may result in a material adverse effect on our results of operations, financial position, and cash flows.

•
The achievement of Star Ratings of four or higher qualifies Medicare Advantage plans for premium bonuses. Star Ratings for the 2018 bonus year issued by CMS in October 2016 indicated that the percentage of our July 31, 2016 Medicare Advantage membership in 4-Star plans or higher declined to approximately 37% from approximately 78% of our July 31, 2015 Medicare Advantage membership. The decline in membership in 4- Star rated plans does not take into account certain operational actions discussed below that we have taken and intend to take over the coming months to mitigate any potential negative impact of these published ratings on Star bonus revenues for 2018.

We believe that the decline is primarily attributable to the impact of lower scores for certain Stars measures as a result of our 2015 comprehensive program audit by CMS. The Civil Monetary Penalty imposed by CMS following the audit resulted in a significant reduction to the Beneficiary Access and Plan Performance, or BAPP, measure. Additionally, an issue with the timeliness of appeal decisions noted in the audit resulted in automatic downgrades to two additional Star measures. Moreover, higher threshold levels for certain individual Star measures as compared to the previous year reduced our ratings on these measures. Thresholds for Star measures are calculated across the sector, without regard to weighted average membership of each plan. Together, these factors more than offset our improved Star rating performance in certain quality measures such as Healthcare Effectiveness Data and Information, or HEDIS.
Our Healthcare Effectiveness Data and Information Set, or HEDIS, measures, demonstrating the achievement of clinical outcomes, are at record-high results for the company. Accordingly, we believe that our Star ratings for the 2018 bonus year do not accurately reflect our actual performance under certain Star measures. Consequently, we filed for reconsideration of certain of those ratings under the appropriate administrative process. We are also evaluating our contract structures for rationalization to mitigate the negative impact on Star bonus revenues for 2018.
The ultimate financial impact to us related to 2018 Star bonus revenues is dependent upon multiple variables including, but not limited to, the number of Medicare Advantage members in 4-Star or higher rated plans and the geographic distribution of those members as well as a number of operational initiatives which would serve to mitigate the negative impact of our Star performance. Star results for the 2018 bonus year are not expected to materially impact our Medicare revenue for 2017 but could be material to 2018 Medicare revenues.

•
In 2016, our Retail segment pretax income increased by $7 million, or 0.8%, from 2015 primarily driven by the year-over-year improvement in our individual Medicare Advantage and state-based Medicaid businesses along with the impact of the premium deficiency reserve recorded in the fourth quarter of 2015 associated with certain individual commercial medical policies for the 2016 coverage year. These items were substantially offset by the write-off of commercial risk corridor receivables as described further below and in the results of operations discussion that follows.

•
Our Medicare Advantage results improved year-over-year primarily due to lower utilization and favorable year-over-year comparisons of prior-period medical claims reserve development. Operational initiatives are centered around optimizing the performance of our clinical programs to reduce medical cost trend. In addition our Medicare Advantage membership increased year-over-year as discussed below.

•
Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 that we believed would improve the profitability of our individual commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results that included the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment in the fourth quarter of 2015 of the profitability of our individual commercial medical policies compliant with the Health Care Reform Law, we recorded in that quarter a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year of $176 million, or $0.74 per diluted common share. In 2016, we increased the premium deficiency reserve for the 2016 coverage year by $208 million, primarily as a result of unfavorable current and projected claims experience at that time. As of December 31, 2016, we had no remaining premium deficiency reserve.
For 2017, we are offering on-exchange individual commercial medical plans in 11 states, a reduction from the 15 states in which we offered on-exchange coverage in 2016. In addition, we discontinued substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans effective January 1, 2017. Our 2017 geographic presence for our individual commercial medical offerings covers 156 counties, down from our 2016 presence in 1,351 counties (covering both on-exchange and off-exchange offerings). Given recent competitor actions, including market exits resulting in the automatic assignment of members to our plans, as well as sales and renewal results from the open enrollment process, we now expect 2017 premiums associated with Health Care Reform Law compliant offerings to be in the range of $850 million to $900 million. By comparison, our full year 2016 premiums associated with Health Care Reform Law compliant offerings were $3.3 billion. The decrease from 2016 results reflects the adjustment to our geographic presence and product discontinuances, erosion of competitive position, partially offset by premium increases as well as the projected impact of certain competitor actions.
On February 14, 2017, we announced we are exiting our individual commercial medical businesses January 1, 2018. As discussed previously, we have worked over the past several years to address market and programmatic challenges in order to keep coverage options available wherever we could offer a viable product. This has included pursuing business changes, such as modifying networks, restructuring product offerings, reducing the company’s geographic footprint and increasing premiums. All of these actions were taken with the expectation that our individual commercial medical business would stabilize to the point where we could continue to participate in the program. However, based on our initial analysis of data associated with our healthcare exchange membership following the 2017 open enrollment period, we are seeing further signs of an unbalanced risk pool. Therefore, we have decided that we cannot continue to offer this coverage for 2018.

•
Individual Medicare Advantage membership of 2,837,600 at December 31, 2016 increased 84,200 members, or 3.1%, from 2,753,400 at December 31, 2015 reflecting net membership additions, particularly for our Medicare Advantage Health Maintenance Organization, or HMO, offerings. January 2017 individual Medicare Advantage membership approximated 2,848,000, increasing approximately 10,400 members from December 31, 2016 reflecting net membership additions during the recently completed Annual Election Period for Medicare beneficiaries, including the loss of approximately 50,000 members in plans no longer offered for 2017. For full year 2017, we anticipate net membership growth in our individual Medicare Advantage offerings of 30,000 to 40,000.

•
Group Medicare Advantage membership of 355,400 at December 31, 2016 decreased 128,700 members, or 26.6%, from 484,100 at December 31, 2015 primarily reflecting the loss of a large account that moved to a private exchange offering on January 1, 2016. January 2017 group Medicare Advantage membership approximated 431,000, increasing approximately 75,600 members, or 21%, from December 31, 2016 reflecting net membership additions during the recently completed Annual Election Period for Medicare beneficiaries.

For full year 2017, we expect net membership growth in our Group Medicare Advantage offerings of 70,000 to 80,000.

•
Medicare stand-alone PDP membership of 4,951,400 at December 31, 2016 increased 393,500 members, or 8.6%, from 4,557,900 at December 31, 2015 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2016 plan year. January 2017 Medicare stand-alone PDP membership (excluding transitional growth from the LI-NET prescription drug plan program) increased approximately 222,600 members, or 4%, from December 31, 2016 to 5,174,000 members reflecting net membership additions during the recently completed Annual Election Period for Medicare beneficiaries. For full year 2017, we anticipate net membership growth in our Medicare stand-alone PDP offerings of 320,000 to 340,000.

•
Our state-based Medicaid membership of 388,100 at December 31, 2016 increased 14,400 members, or 3.9%, from 373,700 at December 31, 2015 primarily driven by the addition of members under our Florida Medicaid contract.

•
Individual commercial medical membership of 654,800 at December 31, 2016 decreased 244,300 members, or 27.2%, from 899,100 at December 31, 2015 primarily reflecting the loss of on-exchange members due to product competitiveness, the loss of membership associated with the discontinuance of certain Health Care Reform Law compliant plans in 2016, the loss of membership associated with non-payment of premiums or termination by CMS due to lack of eligibility documentation, and the loss of members subscribing to plans that are not compliant with the Health Care Reform Law. At December 31, 2016, individual commercial medical membership in plans compliant with the Health Care Reform Law, both on-exchange and off-exchange, was 580,100 members, a decrease of 177,800 members or 23.5% from December 31, 2015.

January 2017 individual commercial medical membership approximated 204,000, including 152,000 enrolled in plans compliant with the Health Care Reform Law. The decline of approximately 450,800 members, or 69%, from December 31, 2016 reflects net membership declines during the on-going open enrollment period for healthcare exchanges and the impact of product and service area reductions.
Group Segment

•	Group segment pretax income for the year ended December 31, 2016 was essentially unchanged from the year ended December 31, 2015 as discussed in the results of operations discussion that follows.

•
On July 21, 2016, we were notified by the Defense Health Agency, or DHA, that we were awarded the TRICARE East Region contract, with delivery of health care services expected to commence on October 1, 2017. The new East Region is a combination of the current North Region and South Region. The next generation East Region and West Region contract awards are currently subject to protests by unsuccessful bidders in the U.S. Court of Federal Claims and before the DHA. Our current TRICARE South Region contract expires March 31, 2017.

•
Membership in Go365TM (known as HumanaVitality® prior to January 2017), our wellness and loyalty rewards program, declined 7.2% to 3,649,100 at December 31, 2016 from 3,932,300 at December 31, 2015 reflecting a decline in group Medicare Advantage membership from the loss of the large account on January 1, 2016 and a decline in individual commercial medical membership.

Healthcare Services Segment

•	Year-over-year comparisons of results of operations are impacted by the completion of the sale of Concentra on June 1, 2015.

•
As discussed in the detailed Healthcare Services segment results of operations discussion that follows, our Healthcare Services segment pretax income increased $86 million, or 8.8%, for the year ended December 31, 2016. This increase was primarily due to incremental earnings associated with revenue growth from our pharmacy solutions business as it increased mail-order penetration and served our growing individual Medicare membership, partially offset by ongoing pressures in our provider services business reflecting significantly lower Medicare rates year-over-year associated with CMS' risk coding recalibration for 2016 in geographies where our provider assets are primarily located.

•
Programs to enhance the quality of care for members are key elements of our integrated care delivery model. At December 31, 2016, we enrolled approximately 622,300 Medicare Advantage members with complex chronic conditions in the Humana Chronic Care Program, a 5.4% increase compared with approximately 590,300 members at December 31, 2015, reflecting a greater focus on members living with the most chronic conditions. Enhanced predictive modeling capabilities and proactive clinical outreach and engagement of those members helped drive increased clinical program participation, offset by the loss of engaged members associated with the group Medicare Advantage account that termed on January 1, 2016 as discussed previously. We continue to refine our clinical management programs to help optimize the quality of healthcare for our members and ensure appropriate returns on our investments.

Other Businesses

•
As previously disclosed, in the fourth quarter of 2016, we increased future policy benefits expense by approximately $505 million for reserve strengthening associated with our closed block of long-term care insurance policies. This increase primarily was driven by emerging experience indicating longer claims duration, a prolonged lower interest rate environment, and an increase in policyholder life expectancies as discussed further in Note 18 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2016 Form 10-K.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry was $8 billion in 2014 and $11.3 billion in each of 2015 and 2016, with increasing annual amounts starting in 2018, and is not deductible for income tax purposes, which significantly increased our effective income tax rate. Our effective tax rate for 2016 was approximately 60.5%. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. This suspension will significantly reduce our operating costs and effective tax rate in 2017. Our effective tax rate for 2017 is expected to be approximately 36% to 37%. The decline in the effective tax rate primarily is due to the suspension of the annual health insurance industry fee in 2017. The health insurance industry fee levied on the insurance industry was previously expected to be $14 billion in 2017. In 2016, we paid the federal government $916 million for the annual health insurance industry fee, a 5.7% increase from $867 million in 2015, primarily reflecting growth in our market share.
In addition, the Health Care Reform Law expands federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms comes, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in this 2016 Form 10-K.
As noted above, the Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products, and audits of our submissions under these programs may result in returns of funds distributed. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law or to enroll outside of the annual enrollment period may have an adverse effect on our pool of participants in the health insurance exchange. In addition, states may impose restrictions on our ability to increase rates. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows and could impact our decision to participate or continue in the program in certain states. For 2017, we are offering on-exchange individual commercial medical plans in 11 states, a reduction from the 15 states in which we offered on-exchange coverage in 2016. In addition, we discontinued substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans effective January 1, 2017.
If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes, including activities to repeal or replace the Health Care Reform Law, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes may occur. We may be unable to adjust our product offerings, geographic footprint, or pricing during any given year such legislative changes occur in sufficient time to mitigate any adverse effects.
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
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through December 31, 2016, we collected approximately $36 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 and 2015 risk corridor program.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home based services as well as clinical programs, to our Retail and Group customers and are described in Note 17 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2016 Form 10-K.

Comparison of Results of Operations for 2016 and 2015
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2016 and 2015:
Consolidated

			Change
	2016	2015	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$46,546	$45,805	$741	1.6%
Group	6,437	6,569	(132)	(2.0)%
Other Businesses	38	35	3	8.6%
Total premiums	53,021	52,409	612	1.2%
Services:
Retail	8	9	(1)	(11.1)%
Group	694	698	(4)	(0.6)%
Healthcare Services	257	685	(428)	(62.5)%
Other Businesses	10	14	(4)	(28.6)%
Total services	969	1,406	(437)	(31.1)%
Investment income	389	474	(85)	(17.9)%
Total revenues	54,379	54,289	90	0.2%
Operating expenses:
Benefits	45,007	44,269	738	1.7%
Operating costs	7,277	7,318	(41)	(0.6)%
Depreciation and amortization	354	355	(1)	(0.3)%
Total operating expenses	52,638	51,942	696	1.3%
Income from operations	1,741	2,347	(606)	(25.8)%
Gain on sale of business	—	270	(270)	100.0%
Interest expense	189	186	3	1.6%
Income before income taxes	1,552	2,431	(879)	(36.2)%
Provision for income taxes	938	1,155	(217)	(18.8)%
Net income	$614	$1,276	$(662)	(51.9)%
Diluted earnings per common share	$4.07	$8.44	$(4.37)	(51.8)%
Benefit ratio (a)	84.9%	84.5%		0.4%
Operating cost ratio (b)	13.5%	13.6%		(0.1)%
Effective tax rate	60.5%	47.5%		13.0%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.
Summary
Net income for 2016 was $614 million, or $4.07 per diluted common share, in 2016 compared to $1.3 billion, or $8.44 per diluted common share, in 2015. Net income includes a write-off of $2.43 per diluted common share in receivables associated with the commercial risk corridor premium stabilization program and reserve strengthening for our non-strategic closed block of long-term care insurance business of $2.11 per diluted common share, as discussed below. These items were partially offset by the impact of the premium deficiency reserve of $0.74 per diluted common share recorded in the fourth quarter of 2015 for certain of our individual commercial medical products for the 2016 coverage year. In addition, the completion of the sale of Concentra on June 1, 2015 resulted in an after-tax gain of $1.57 per diluted common share in 2015. Excluding these items, the increase primarily was due to year-over-year improvement in results for our individual Medicare Advantage business and our Healthcare Services segment as well as increased profitability in our state-based Medicaid business, partially offset by an increase in the effective tax rate as discussed below. In addition, 2016 includes expenses of $0.64 per diluted common share and 2015 includes expenses of $0.14 per diluted common share for transaction and integration planning costs associated with the Merger, certain of which were not deductible for tax purposes.
Premiums Revenue
Consolidated premiums increased $612 million, or 1.2%, from 2015 to $53.0 billion for 2016 primarily reflecting higher premiums in the Retail segment mainly driven by average membership growth and per member premium increases for certain of our lines of business. These increases were partially offset by the write-off of $583 million of receivables associated with the commercial risk corridor premium stabilization program, the loss of premiums associated with a large group Medicare account that moved to a private exchange on January 1, 2016, and a decline in premiums revenue associated with fewer individual commercial medical members as discussed in our segment results of operations discussion that follows. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per member premiums. Items impacting average per member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Services Revenue
Consolidated services revenue decreased $437 million, or 31.1%, from 2015 to $1.0 billion for 2016 primarily due to the completion of the sale of Concentra on June 1, 2015.
Investment Income
Investment income totaled $389 million for 2016, a decrease of $85 million, or 17.9%, from 2015, primarily due to lower realized capital gains in 2016 and lower interest rates partially offset by a higher average invested balance.
Benefits Expense
Consolidated benefits expense was $45.0 billion for 2016, an increase of $738 million, or 1.7%, from 2015 primarily due to $505 million in incremental benefits expense for the reserve strengthening in our non-strategic closed block of long-term care insurance policies partially offset by the premium deficiency reserve recorded in the fourth quarter of 2015 for certain of our individual commercial medical products for the 2016 coverage year. Excluding the long-term care reserve strengthening and impact of the premium deficiency reserve, the increase is primarily due to an increase in the Retail segment mainly driven by higher average individual Medicare Advantage membership. As more fully described herein under the section entitled “Benefits Expense Recognition”, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $582 million in 2016 and $236 million in 2015. The increase in prior-period medical claims reserve development year over-year primarily was due to favorable year-over-year comparisons for our Medicare Advantage and individual commercial medical businesses.
The consolidated benefit ratio for 2016 was 84.9%, an increase of 40 basis points from 2015 primarily due to the incremental benefits expense for the reserve strengthening in our non-strategic closed block of long-term care insurance policies, the impact on the benefit ratio of lower consolidated premiums associated with the write-off of receivables for the commercial risk corridor premium stabilization program, and the impact of the premium deficiency reserve recorded in the fourth quarter of 2015 for certain of our individual commercial medical products for the 2016 coverage year. Excluding the impact of the write-off of the commercial risk corridor receivables and the premium deficiency reserve, these items were partially offset by year-over-year improvement in both the Retail and Group segment benefit ratios as discussed in the segment results of operations discussion that follows. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 110 basis points in 2016 versus approximately 50 basis points in 2015.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $41 million, or 0.6%, from 2015 to $7.3 billion in 2016 primarily due to the completion of the sale of Concentra on June 1, 2015
The consolidated operating cost ratio for 2016 was 13.5%, decreasing 10 basis points from 2015 primarily due to the completion of the sale of Concentra on June 1, 2015. Concentra carried a higher operating cost ratio than our Group and Retail segments. This was partially offset by the unfavorable year-over-year comparison associated with the temporary suspension of certain discretionary administrative costs in the latter half of 2015, along with the impact of the commercial risk corridor receivables write-off in the fourth quarter of 2016. In addition, transaction and integration planning costs associated with the Merger increased the operating cost ratio by 20 basis points in 2016. There was minimal impact for transaction costs to the operating cost ratio in 2015.
Depreciation and Amortization
Depreciation and amortization for 2016 of $354 million was relatively unchanged from 2015.
Interest Expense
Interest expense was $189 million for 2016 compared to $186 million for 2015, an increase of $3 million, or 1.6%.
Income Taxes
Our effective tax rate during 2016 was 60.5% compared to the effective tax rate of 47.5% in 2015 primarily reflecting lower pretax income year-over-year, the beneficial effect of the sale of Concentra on June 1, 2015 and the impact of non-deductible transaction costs associated with the Merger. Non-deductible transaction and integration planning costs associated with the Merger increased our effective tax rate by approximately 3.4 percentage points in 2016 versus approximately 0.4 percentage points in 2015. Conversely, the tax effect of the sale of Concentra reduced our effective tax rate by approximately 4.5 percentage points in 2015. See Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate. Our effective tax rate for 2017 is expected to be approximately 36% to 37%. The decline in the effective tax rate primarily is due to the suspension of the annual health insurance industry fee in 2017.
The effective tax rate for 2016 also reflects tax benefits associated with adopting new guidance related to the accounting for employee share-based payments effective January 1, 2016 as described in Note 2 to the condensed consolidated financial statements included in this report, which decreased our effective tax rate by approximately 1.2 percentage points in 2016.

Retail Segment

			Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,837,600	2,753,400	84,200	3.1%
Group Medicare Advantage	355,400	484,100	(128,700)	(26.6)%
Medicare stand-alone PDP	4,951,400	4,557,900	393,500	8.6%
Total Retail Medicare	8,144,400	7,795,400	349,000	4.5%
Individual commercial	654,800	899,100	(244,300)	(27.2)%
State-based Medicaid	388,100	373,700	14,400	3.9%
Medicare Supplement	218,800	158,600	60,200	38.0%
Total Retail medical members	9,406,100	9,226,800	179,300	1.9%
Individual specialty membership (a)	1,088,100	1,153,100	(65,000)	(5.6)%

(a)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$31,863	$29,526	$2,337	7.9%
Group Medicare Advantage	4,283	5,588	(1,305)	(23.4)%
Medicare stand-alone PDP	4,009	3,846	163	4.2%
Total Retail Medicare	40,155	38,960	1,195	3.1%
Individual commercial	3,064	3,939	(875)	(22.2)%
State-based Medicaid	2,640	2,341	299	12.8%
Medicare Supplement	428	304	124	40.8%
Individual specialty	259	261	(2)	(0.8)%
Total premiums	46,546	45,805	741	1.6%
Services	8	9	(1)	(11.1)%
Total premiums and services revenue	$46,554	$45,814	$740	1.6%
Income before income taxes	$937	$930	$7	0.8%
Benefit ratio	86.2%	86.7%		(0.5)%
Operating cost ratio	11.5%	11.2%		0.3%
Pretax Results

•
Retail segment pretax income was $937 million in 2016, an increase of $7 million, or 0.8%, compared to 2015 primarily driven by the year-over-year improvement in our individual Medicare Advantage and state-based Medicaid businesses along with the impact of the premium deficiency reserve recorded in the fourth quarter of 2015 associated with certain individual commercial medical policies for the 2016 coverage year. These items were substantially offset by the write-off of commercial risk corridor receivables as discussed below.

Enrollment

•
Individual Medicare Advantage membership increased 84,200 members, or 3.1%, from December 31, 2015 to December 31, 2016 reflecting net membership additions, particularly for our HMO offerings, for the 2016 plan year.

•
Group Medicare Advantage membership decreased 128,700 members, or 26.6%, from December 31, 2015 to December 31, 2016 reflecting the loss of a large account that moved to a private exchange offering on January 1, 2016.

•
Medicare stand-alone PDP membership increased 393,500 members, or 8.6%, from December 31, 2015 to December 31, 2016 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2016 plan year.

•
Individual commercial medical membership decreased 244,300 members, or 27.2%, from December 31, 2015 to December 31, 2016 primarily reflecting the loss of on-exchange members due to product competitiveness, the loss of membership associated with the discontinuance of certain Health Care Reform Law compliant plans in 2016, the loss of membership associated with non-payment of premiums or termination by CMS due to lack of eligibility documentation, and the loss of members subscribing to plans that are not compliant with the Health Care Reform Law.

•	State-based Medicaid membership increased 14,400 members, or 3.9%, from December 31, 2015 to December 31, 2016 primarily driven by the addition of members under our Florida Medicaid contract.

•
Individual specialty membership decreased 65,000 members, or 5.6%, from December 31, 2015 to December 31, 2016 primarily due to the loss of individual commercial medical members that also had specialty coverage.

Premiums revenue

•
Retail segment premiums increased $741 million, or 1.6%, from 2015 to 2016 primarily due to higher average membership for our individual Medicare Advantage and state-based Medicaid businesses and per member premium increases for certain lines of business. Average individual Medicare Advantage membership increased 3.9% in 2016. These items were partially offset by the write-off of approximately $583 million of receivables associated with the commercial risk corridor premium stabilization program, and declines in group Medicare Advantage (including the loss of a large group Medicare Advantage account) and individual commercial medical membership.

Benefits expense

•
The Retail segment benefit ratio of 86.2% for 2016 decreased 50 basis points from 2015 primarily due to lower year-over-year Medicare Advantage utilization, favorable comparisons of prior-year medical claims reserve development, and the impact of the premium deficiency reserve recorded in the fourth quarter of 2015 for certain of our individual commercial medical products for the 2016 coverage year. These items were partially offset by the reduction of premiums related to the write-off of receivables associated with the commercial risk corridor premium stabilization program which increased the Retail segment benefit ratio by approximately 100 basis points in 2016. As previously disclosed, in the fourth quarter of 2015 we recorded a premium deficiency reserve associated with our 2016 individual commercial offerings compliant with the Health Care Reform Law, increasing our 2015 benefit ratio by 40 basis points. During 2016, we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense primarily as a result of unfavorable current and projected claims experience.

•
The Retail segment’s benefits expense for 2016 included the beneficial effect of $535 million in favorable prior-year medical claims reserve development versus $228 million in 2015. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 110 basis points in

2016 versus approximately 50 basis points in 2015. The year-over-year increase in prior-period medical claims reserve development primarily was due to favorable year-over-year comparisons for our Medicare Advantage and individual commercial medical business.
Operating costs

•
The Retail segment operating cost ratio of 11.5% for 2016 increased 30 basis points from 2015 primarily due to the impact on premiums of the write-off of receivables associated with the commercial risk corridor premium stabilization program, the unfavorable comparison to unusually low operating expenses in 2015 resulting from the temporary suspension of certain discretionary administrative costs, and the loss of a large group Medicare Advantage account which carried a lower operating cost ratio than that for our individual Medicare Advantage business. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 170 basis points in 2016 as compared to 160 basis points in 2015.

Group Segment

			Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,136,000	1,178,300	(42,300)	(3.6)%
ASO	573,200	710,700	(137,500)	(19.3)%
Military services	3,084,100	3,074,400	9,700	0.3%
Total group medical members	4,793,300	4,963,400	(170,100)	(3.4)%
Group specialty membership (a)	5,873,100	6,068,700	(195,600)	(3.2)%

(a)
Specialty products include dental, vision, and other voluntary benefit products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,405	$5,493	$(88)	(1.6)%
Group specialty	1,020	1,055	(35)	(3.3)%
Military services	12	21	(9)	(42.9)%
Total premiums	6,437	6,569	(132)	(2.0)%
Services	694	698	(4)	(0.6)%
Total premiums and services revenue	$7,131	$7,267	$(136)	(1.9)%
Income before income taxes	$257	$258	$(1)	(0.4)%
Benefit ratio	79.6%	80.2%		(0.6)%
Operating cost ratio	24.6%	24.0%		0.6%
Pretax Results

•
Group segment pretax income was relatively unchanged, decreasing $1 million, or 0.4%, to $257 million in 2016 as an increase in the operating cost ratio was substantially offset by improvement in the benefit ratio as discussed below.

Enrollment

•	Fully-insured commercial group medical membership decreased 42,300 members, or 3.6% from December 31, 2015 reflecting lower membership in both large and small group accounts.

•
Group ASO commercial medical membership decreased 137,500 members, or 19.3%, from December 31, 2015 to December 31, 2016 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Group specialty membership decreased 195,600 members, or 3.2%, from December 31, 2015 to December 31, 2016 primarily due to the loss of several large stand-alone dental and vision accounts as well as the loss of certain fully-insured group medical accounts that also had specialty coverage.

Premiums revenue

•
Group segment premiums decreased $132 million, or 2.0%, from 2015 to 2016 primarily due to a decline in fully-insured commercial medical membership as described above, partially offset by an increase in fully-insured commercial medical per member premiums.

Services revenue

•	Group segment services revenue decreased $4 million, or 0.6%, from 2015 to 2016 primarily due to a decline in group ASO commercial medical membership.
Benefits expense

•
The Group segment benefit ratio decreased 60 basis points from 80.2% in 2015 to 79.6% in 2016 primarily reflecting the beneficial effect of higher prior-year medical claims reserve development in 2016 and lower utilization.

•
The Group segment’s benefits expense included the beneficial effect of $46 million in favorable prior-year medical claims reserve development in 2016 versus $7 million in 2015. This favorable prior-year medical claims reserve development decreased the Group segment benefit ratio by approximately 70 basis points in 2016 versus approximately 10 basis points in 2015.

Operating costs

•
The Group segment operating cost ratio of 24.6% for 2016 increased 60 basis points from 24.0% for 2015 primarily due to the unfavorable comparison to unusually low operating expenses in 2015 resulting from the temporary suspension of certain discretionary administrative costs. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 150 basis points in 2016 as compared to 140 basis points in 2015.

Healthcare Services Segment

			Change
	2016	2015	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$78	$515	$(437)	(84.9)%
Home based services	148	140	8	5.7%
Pharmacy solutions	31	30	1	3.3%
Total services revenues	257	685	(428)	(62.5)%
Intersegment revenues:
Pharmacy solutions	21,952	20,551	1,401	6.8%
Provider services	1,677	1,291	386	29.9%
Home based services	1,026	875	151	17.3%
Clinical programs	180	203	(23)	(11.3)%
Total intersegment revenues	24,835	22,920	1,915	8.4%
Total services and intersegment revenues	$25,092	$23,605	$1,487	6.3%
Income before income taxes	$1,067	$981	$86	8.8%
Operating cost ratio	95.4%	95.2%		0.2%
Pretax results

•
Healthcare Services segment pretax income of $1,067 million for 2016 increased $86 million, or 8.8%, from 2015 primarily due to incremental earnings associated with revenue growth from our pharmacy solutions business as it increased mail-order penetration and served our growing individual Medicare membership. The increase was partially offset by ongoing pressures in our provider services business reflecting significantly lower Medicare rates year-over-year associated with CMS' risk coding recalibration for 2016 in geographies where our provider assets are primarily located.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Group segment membership increased to approximately 426 million in 2016, up 7% versus scripts of approximately 398 million in 2015. The increase primarily reflects growth associated with higher average medical membership for 2016 than in 2015.

Services revenue

•	Services revenue decreased $428 million, or 62.5%, from 2015 to $257 million for 2016 primarily due to the completion of the sale of Concentra on June 1, 2015.
Intersegment revenues

•
Intersegment revenues increased $1.9 billion, or 8.4%, from 2015 to $24.8 billion for 2016 primarily due to increased mail order penetration and growth in our individual Medicare Advantage and Medicare stand-alone PDP membership which resulted in increased engagement of members in clinical programs and higher utilization of services across the segment.

Operating costs

•
The Healthcare Services segment operating cost ratio of 95.4% for 2016 increased slightly from 2015 primarily due to a higher operating cost ratio for our provider services business reflecting significantly lower Medicare rates year-over-year as discussed above, partially offset by operating cost efficiencies associated with our pharmacy operations.

Other Businesses
As previously disclosed, in the fourth quarter of 2016, we increased future policy benefits expense by approximately $505 million for reserve strengthening associated with our closed block of long-term care insurance policies. This increase primarily was driven by emerging experience indicating longer claims duration, a prolonged lower interest rate environment, and an increase in policyholder life expectancies as discussed further in Note 18 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2016 Form 10-K.

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
Summary
Net income was $1.3 billion, or $8.44 per diluted common share, in 2015 compared to $1.1 billion, or $7.36 per diluted common share, in 2014. The completion of the sale of Concentra on June 1, 2015 resulted in an after-tax gain of $1.57 per diluted common share in 2015. Excluding the impact of the sale of Concentra, the decrease primarily was due to a decline in Retail segment pretax results, including expense of $0.74 per diluted common share for a premium deficiency reserve for certain of our individual commercial medical products for the 2016 coverage year, and an increase in the effective tax rate as discussed below. These items were partially offset by year-over-year improvement in the Group and Healthcare Services segment pretax results and higher investment income. In addition, 2015 includes expenses of $0.14 per diluted common share for transaction costs associated with the Merger, certain of which were not deductible for tax purposes. Net income for 2014 includes expenses of $0.15 per diluted common share associated with a loss on extinguishment of debt for the redemption of certain senior notes in 2014. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares used to compute diluted earnings per common share in 2015 reflecting the impact of share repurchases.
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
Investment Income
Investment income totaled $474 million for 2015, an increase of $97 million from 2014, primarily due to higher realized capital gains in 2015 as a result of the repositioning of our portfolio given recent market volatility and anticipated changes to interest rates, with higher average invested balances being substantially offset by lower interest rates.
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
The consolidated benefit ratio for 2015 was 84.5%, an increase of 150 basis points from 2014 primarily due to increases in the Retail segment, including the impact of recognizing a premium deficiency reserve for certain of our individual commercial medical products for the 2016 coverage year, and Group segment ratios as discussed in the segment results of operations discussion that follows. The increase in benefits expense associated with the recognition of the premium deficiency reserve increased the consolidated benefit ratio by approximately 30 basis points in 2015. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in 2015 versus approximately 110 basis points in 2014.
Operating Costs
Consolidated operating costs decreased $321 million, or 4.2%, in 2015 compared to 2014 primarily due to cost management initiatives across all lines of business as well as the completion of the sale of Concentra on June 1, 2015, partially offset by increases in costs mandated by the Health Care Reform Law, including the non-deductible health insurance industry fee.

The consolidated operating cost ratio for 2015 was 13.6%, decreasing 230 basis points from 2014 primarily due to decreases in the operating cost ratios in the Group and Retail segments reflecting cost management initiatives, as well as the completion of the sale of Concentra on June 1, 2015. Concentra carried a higher operating cost ratio.
Depreciation and Amortization
Depreciation and amortization for 2015 totaled $355 million, increasing $22 million, or 6.6% from 2014, reflecting higher depreciation expense from capital expenditures.
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
Retail Segment

			Change
	2015	2014	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,753,400	2,427,900	325,500	13.4%
Group Medicare Advantage	484,100	489,700	(5,600)	(1.1)%
Medicare stand-alone PDP	4,557,900	3,994,000	563,900	14.1%
Total Retail Medicare	7,795,400	6,911,600	883,800	12.8%
Individual commercial	899,100	1,016,200	(117,100)	(11.5)%
State-based Medicaid	373,700	316,800	56,900	18.0%
Medicare Supplement	158,600	131,900	26,700	20.2%
Total Retail medical members	9,226,800	8,376,500	850,300	10.2%
Individual specialty membership (a)	1,153,100	1,165,800	(12,700)	(1.1)%

(a)
Specialty products include dental, vision, and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2015	2014	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$29,526	$25,782	$3,744	14.5%
Group Medicare Advantage	5,588	5,490	98	1.8%
Medicare stand-alone PDP	3,846	3,404	442	13.0%
Total Retail Medicare	38,960	34,676	4,284	12.4%
Individual commercial	3,939	3,020	919	30.4%
State-based Medicaid	2,341	1,255	1,086	86.5%
Medicare Supplement	304	245	59	24.1%
Individual specialty	261	256	5	2.0%
Total premiums	45,805	39,452	6,353	16.1%
Services	9	39	(30)	(76.9)%
Total premiums and services revenue	$45,814	$39,491	$6,323	16.0%
Income before income taxes	$930	$1,339	$(409)	(30.5)%
Benefit ratio	86.7%	84.9%		1.8%
Operating cost ratio	11.2%	11.6%		(0.4)%
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

•
Individual commercial medical membership decreased 117,100 members, or 11.5%, from December 31, 2014 to December 31, 2015 primarily reflecting the loss of approximately 150,000 members due to termination by CMS for lack of proper eligibility documentation from the member as well as the loss of members who had subscribed to plans that were not compliant with the Health Care Reform Law. These declines were partially offset by an increase in membership in plans that are compliant with the Health Care Reform Law, primarily off-exchange

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

Premiums revenue

•
Group segment premiums increased $113.0 million, or 1.8%, from 2014 to 2015 primarily due to an increase in fully-insured commercial medical per member premiums partially offset by a net decline in fully-insured commercial medical membership.

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

Services revenue

•	Services revenue for 2015 decreased $668 million, or 49.4% from 2014, to $685 million for 2015, primarily due to the completion of the sale of Concentra on June 1, 2015.
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

Liquidity
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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During 2016, net collections under the 3Rs associated with prior coverage years were $383 million. We expect to collect the remaining $54 million of reinsurance recoverables related to prior coverage years in 2017. On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through December 31, 2016, we collected approximately $36 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 and 2015 risk corridor program. The remaining net receivable balance associated with the 3Rs was approximately $456 million at December 31, 2016, including the $54 million related to the 2015 coverage year, as compared to $982 million at December 31, 2015. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2016 Form 10-K.
Cash and cash equivalents increased to $3.9 billion at December 31, 2016 from $2.6 billion at December 31, 2015. The change in cash and cash equivalents for the years ended December 31, 2016, 2015 and 2014 is summarized as follows:

	2016	2015	2014
	(in millions)
Net cash provided by operating activities	$1,936	$868	$1,618
Net cash (used in) provided by investing activities	(1,362)	320	(63)
Net cash provided by (used in) financing activities	732	(552)	(758)
Increase in cash and cash equivalents	$1,306	$636	$797
Cash Flow from Operating Activities
The change in operating cash flows over the three year period primarily results from the corresponding change in the timing of working capital items, earnings, and enrollment activity as discussed below. The increase in operating cash flows in 2016 primarily was due to significantly favorable working capital items and higher earnings exclusive of the commercial risk corridor receivables write-off and the long-term care reserve strengthening in 2016, as well as the gain on sale of Concentra and the recognition of the premium deficiency reserve in 2015 discussed previously. The working capital changes year-over-year primarily reflect lower income tax payments, changes in the net receivable balance associated with the premium stabilization programs established under health care reform, or the 3R's, and the timing of payroll cycles resulting in one less payroll cycle in 2016, partially offset by the timing of payments for benefits expense. The lower operating cash flows in 2015 primarily reflect the effect of significant growth in individual commercial medical and group Medicare Advantage membership in 2014 and changes in the timing of working capital items related to the growth in our pharmacy business.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at December 31, 2016, 2015 and 2014:

				Change
	2016	2015	2014	2016	2015	2014
	(in millions)
IBNR (1)	$3,422	$3,730	$3,254	$(308)	$476	$668
Reported claims in process (2)	654	600	475	54	125	94
Premium deficiency reserve (3)	—	176	—	(176)	176	—
Other benefits payable (4)	487	470	746	17	(276)	(180)
Total benefits payable	$4,563	$4,976	$4,475	$(413)	$501	$582

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

(3)	Premium deficiency reserve recognized for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year.

(4)	Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.
The decrease in benefits payable in 2016 largely was due to a decrease in IBNR, discussed further below, as well as the application of 2016 results to the premium deficiency reserve liability recognized in 2015 associated with our individual commercial medical products compliant with the Health Care Reform Law for the 2016 coverage year. There was no premium deficiency reserve liability at December 31, 2016. The increases in benefits payable in 2015 and 2014 largely were due to increases in IBNR as well as an increase in the amount of processed but unpaid claims due to our pharmacy benefit administrator, which fluctuates due to month-end cutoff. These items were partially offset by a decrease in amounts owed to providers under capitated and risk sharing arrangements in both 2015 and 2014, including the disbursement of a portion of our Medicare risk adjustment collections under our contractual obligations associated with our risk sharing arrangements. In addition, benefits payable in 2015 reflects the recognition of the premium deficiency reserve discussed previously.
IBNR decreased during 2016 primarily due to declines in group Medicare Advantage, individual commercial medical, and fully-insured commercial group medical membership in 2016. IBNR increased during 2015 primarily as a result of individual Medicare Advantage membership growth while during 2014 IBNR also increased as a result of individual Medicare Advantage membership growth as well as significant growth in individual commercial medical and group Medicare Advantage membership. As discussed previously, our cash flows are impacted by changes in enrollment. In 2014 (the first year plans compliant with the Health Care Reform Law were effective), membership in new fully-insured individual commercial medical plans compliant with the Health Care Reform Law grew as compared with much lower growth in membership in these plans in 2015 and a decline in membership in these plans in 2016. Similarly, growth in group Medicare Advantage membership in 2014 favorably impacted the 2014 cash flows while a decline in group Medicare Advantage membership in 2015 and more significantly in 2016, negatively impacted the 2015 and 2016 cash flows.

The detail of total net receivables was as follows at December 31, 2016, 2015 and 2014:

				Change
	2016	2015	2014	2016	2015	2014
	(in millions)
Medicare	$787	$765	$664	$22	$101	$88
Commercial and other	579	420	381	159	39	162
Military services	32	77	106	(45)	(29)	19
Allowance for doubtful accounts	(118)	(101)	(98)	(17)	(3)	(27)
Total net receivables	$1,280	$1,161	$1,053	119	108	242
Reconciliation to cash flow statement:
Provision for doubtful accounts				39	61	32
Change in receivables acquired, held-for-sale, or disposed from sale of business				—	11	(10)
Change in receivables per cash flow statement resulting in cash from operations				$158	$180	$264
As disclosed previously, on June 1, 2015, we completed the sale of our wholly owned subsidiary Concentra. Net receivables associated with Concentra were classified as held-for-sale at December 31, 2014 excluded from the table above for comparative purposes.
Medicare receivables are impacted by changes in revenue associated with individual and group Medicare membership changes as well as the timing of accruals and related collections associated with the CMS risk-adjustment model.
The increases in commercial and other receivables in 2016 as compared to 2015 primarily reflects an increase in our receivable associated with the commercial risk adjustment provision of the Health Care Reform Law. Similarly, excluding the effect of classifying Concentra receivables as held-for-sale at December 31, 2014, the increase in commercial and other receivables in 2014 primarily was due to the commercial risk adjustment provisions of the Health Care Reform Law which became effective in 2014.
Military services receivables at December 31, 2016, 2015, and 2014 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our current TRICARE South Region contract.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During 2016, net collections under the 3Rs associated with prior coverage years were $383 million as compared to net collections of $417 million in 2015. There were no amounts collected in 2014, the first year of the programs. The net receivable balance associated with the 3Rs was approximately $456 million at December 31, 2016, including certain amounts recorded in receivables as noted above. In 2016, we paid the federal government $916 million for the annual health insurance industry fee compared to our payments of $867 million in 2015 and $562 million in 2014.
In addition to the timing of payments of benefits expense, receipts for premiums and services revenues, and amounts due under the risk limiting and health insurance industry fee provisions of the Health Care Reform Law, other items impacting operating cash flows include income tax payments and the timing of payroll cycles resulting in one less payroll cycle in 2016 than in 2015.

Cash Flow from Investing Activities
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $527 million in 2016, $523 million in 2015, and $528 million in 2014.
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $828 million in 2016. Proceeds from sales and maturities of investment securities exceeded purchases by $103 million in 2015 and $411 million in 2014. These net proceeds were used to fund normal working capital needs due to an increase in receivables associated with the 3Rs in addition to the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies, as discussed below.
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
Cash consideration paid for acquisitions, net of cash acquired, was $7 million in 2016, $38 million in 2015, and $18 million in 2014. Acquisitions in each year included health and wellness related acquisitions.
Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $1.1 billion higher than claims payments during 2016. Conversely, claims payments were $361 million higher than receipts from CMS associated with Medicare Part D claims subsidies for which we do not assume risk during 2015 and $945 million higher during 2014. In 2014 and 2015, we experienced higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which resulted in higher subsidy receivable balances in those years that were settled in 2015 and 2016, respectively, under the terms of our contracts with CMS. Our net receivable for CMS subsidies and brand name prescription drug discounts was $0.9 billion at December 31, 2016 compared to $2.0 billion at December 31, 2015. Refer to Note 6 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Under our administrative services only TRICARE South Region contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $25 million in 2016 and by $4 million in 2015. Reimbursements from the federal government equaled health care cost payments for which we do not assume risk in 2014.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were higher than reimbursements from HHS by $28 million in 2016 and less than reimbursements by $69 million in 2015 and by $26 million in 2014. See Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for further description.
We repurchased 1.85 million shares for $329 million in 2015 and 5.7 million shares for $730 million in 2014(excludes another $100 million held back pending final settlement of an accelerated stock repurchase plan in March 2015) under share repurchase plans authorized by the Board of Directors. We did not repurchase shares in 2016 due to restrictions under the Merger Agreement. We also acquired common shares in connection with employee stock plans for an aggregate cost of $104 million in 2016, $56 million in 2015, and $42 million in 2014.

As discussed further below, we paid dividends to stockholders of $177 million in 2016 and $172 million in each of 2015 and 2014.
We entered into a commercial paper program in October 2014. Net repayments of commercial paper were $2 million in 2016 and the maximum principal amount outstanding at any one time during 2016 was $475 million. Net proceeds from the issuance of commercial paper were $298 million in 2015 and the maximum principal amount outstanding at any one time during 2015 was $414 million. There were no net proceeds from the issuance of commercial paper in 2014 and the maximum principal amount outstanding at any one time during 2014 was $175 million.
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
The remainder of the cash used in or provided by financing activities in 2016, 2015, and 2014 primarily resulted from proceeds from stock option exercises and the change in book overdraft.
Future Sources and Uses of Liquidity
Dividends
For a detailed discussion of dividends to stockholders, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Stock Repurchases
On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, and also announced that the Board had approved a new authorization for share repurchases of up to $2.25 billion of our common stock exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2017. Under this new authorization, we expect to complete a $1.5 billion accelerated share repurchase program in the first quarter of 2017. For a detailed discussion of stock repurchases, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Debt
For a detailed discussion of our debt, including our senior notes, credit agreement and commercial paper program, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2016 was A- according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company increased to $2.0 billion at December 31, 2016 from $1.6 billion at December 31, 2015. This increase primarily reflects operating cash derived from our non-insurance subsidiaries' profits partially offset by capital expenditures, payment of stockholder dividends, and common stock repurchases. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by Departments of Insurance (or comparable state regulatory agencies). Our regulated subsidiaries paid dividends to the parent of $763 million in 2016, $493 million in 2015, and $927 million in 2014. Subsidiary dividends in 2015 reflect the impact of losses for our individual commercial medical business compliant with the Health Care Reform Law and the November 5, 2015 revised statutory accounting guidance requiring the exclusion of risk corridor receivables from related statutory surplus. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2017 is approximately $850 million, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Our parent company funded a subsidiary capital contribution of approximately $535 million in the first quarter of 2017 for reserve strengthening associated with our closed block of long-term care insurance policies discussed further in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
In 2016, we paid the federal government $916 million for the annual health insurance industry fee. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Contractual Obligations
We are contractually obligated to make payments for years subsequent to December 31, 2016 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$4,100	$300	$1,200	$—	$2,600
Interest (1)	2,354	188	283	236	1,647
Operating leases (2)	697	185	283	134	95
Purchase obligations (3)	348	184	156	7	1
Future policy benefits payable and other long-term liabilities (4)	3,279	93	453	215	2,518
Total	$10,778	$950	$2,375	$592	$6,861

(1)	Interest includes the estimated contractual interest payments under our debt agreements.

(2)
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2037. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

Off-Balance Sheet Arrangements
As of December 31, 2016, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Guarantees and Indemnifications
For a detailed discussion of our guarantees and indemnifications, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Government Contracts
For a detailed discussion of our government contracts, including our Medicare, Military, and Medicaid contracts, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Other
On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. Under terms of the Merger Agreement, we are entitled to a breakup fee of $1 billion.
Under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. Penn Treaty is a financially distressed unaffiliated long-term care insurance company. A final court ruling on Penn Treaty's insolvency would trigger a guarantee fund assessment that would result in expense for us, based on current information, estimated at approximately $30 million.

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

Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2016	Percentage of Total	December 31, 2015	Percentage of Total
	(dollars in millions)
IBNR	$3,422	75.0%	$3,730	75.0%
Reported claims in process	654	14.3%	600	12.1%
Premium deficiency reserve	—	—%	176	3.5%
Other benefits payable	487	10.7%	470	9.4%
Total benefits payable	$4,563	100.0%	$4,976	100.0%
Our reserving practice is to consistently recognize the actuarial best point estimate within a level of confidence required by actuarial standards. For further discussion of our reserving methodology, including our use of completion and claims per member per month trend factors to estimate IBNR, refer to Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderate adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2016 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.60%	$(186)	(2.75)%	$(296)
0.50%	$(155)	(2.50)%	$(269)
0.40%	$(124)	(2.25)%	$(242)
0.30%	$(93)	(2.00)%	$(215)
0.20%	$(62)	(1.75)%	$(188)
0.10%	$(31)	(1.50)%	$(162)
—%	$—	(1.25)%	$(135)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2016 caused by changes in completion factors for incurred months prior to the most recent two months.

(b)
Reflects estimated potential changes in benefits payable at December 31, 2016 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.

(c)	The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for Retail and Group segment tables including information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2016	2015	2014
	(in millions)
Balances at January 1	$4,976	$4,475	$3,893
Less: Premium deficiency reserve	(176)	—	—
Less: Reinsurance recoverables	(85)	(78)	—
Balances at January 1, net	4,715	4,397	3,893
Incurred related to:
Current year	45,318	44,397	38,641
Prior years	(582)	(236)	(518)
Total incurred	44,736	44,161	38,123
Paid related to:
Current year	(40,852)	(39,802)	(34,357)
Prior years	(4,112)	(4,041)	(3,262)
Total paid	(44,964)	(43,843)	(37,619)
Premium deficiency reserve	—	176	—
Reinsurance recoverable	76	85	78
Balances at December 31	$4,563	$4,976	$4,475
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

	Favorable Development by Changes in Key Assumptions
	2016		2015		2014
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(316)	(2.9)%	$(145)	(1.5)%	$(266)	(3.7)%
Completion factors	(266)	0.9%	(91)	0.4%	(252)	1.2%
Total	$(582)		$(236)		$(518)

(a)	The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $582 million in 2016, $236 million in 2015, and $518 million in 2014. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2016, 2015, and 2014.

	Favorable Medical Claims Reserve Development			Change
	2016	2015	2014	2016	2015
	(in millions)
Retail Segment	$(535)	$(228)	$(488)	$(307)	$260
Group Segment	(46)	(7)	(29)	(39)	22
Other Businesses	(1)	(1)	(1)	—	—
Total	$(582)	$(236)	$(518)	$(346)	$282

The favorable medical claims reserve development for 2016, 2015, and 2014 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Our favorable development for each of the years presented above is discussed further in Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2016 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.
Benefits expense excluded from the previous table was as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Premium deficiency reserve for short-duration policies	$(176)	$176	$—
Military services	8	12	11
Future policy benefits	439	(80)	32
Total	$271	$108	$43
In the fourth quarter of 2015, we recognized a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year as discussed in more detail in Note 7 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Military services benefits expense for each year in the table above reflect expenses associated with our contracts with the Veterans Administration.
The higher benefits expense associated with future policy benefits payable during 2016 primarily relates to reserve strengthening for our closed block of long-term care insurance policies acquired in connection with the 2007 KMG America Corporation, or KMG, acquisition more fully described below and in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Certain health policies sold to individuals prior to 2014 (the first year plans compliant with the Health Care Reform Law were effective) are accounted for as long-duration as more fully described below. The decrease in benefits expense associated with future policy benefits payable in 2015 primarily reflects the release of reserves as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law.
Future policy benefits payable of $2.8 billion and $2.2 billion at December 31, 2016 and 2015, respectively, represent liabilities for long-duration insurance policies including long-term care insurance, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on premium rate increase, interest rate, mortality, morbidity, persistency (the percentage of policies remaining in-force), and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). Because these policies have long-term claim payout periods, there is a greater risk of significant variability in claims costs, either positive or negative. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.
Future policy benefits payable include $2.2 billion at December 31, 2016 and $1.5 billion at December 31, 2015 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Approximately 30,800 policies remain in force as of December 31, 2016. No new policies have been written since 2005 under this closed block. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was a $77 million additional liability at December 31, 2016 and no additional liability at December 31, 2015. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.
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
During 2016, we recorded a loss for a premium deficiency. The premium deficiency was based on current and anticipated experience that had deteriorated from our locked-in assumptions from the previous December 31, 2013 loss recognition date, particularly as they related to emerging experience indicating longer claims duration, a prolonged lower interest rate environment, and an increase in policyholder life expectancies. Based on this deterioration, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our closed block of long-term care insurance policies were not adequate to provide for future policy benefits and maintenance costs under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during 2016 we recorded $505 million of additional benefits expense, with a corresponding increase in future policy benefits payable of $659 million partially offset by a related reinsurance recoverable of $154 million included in other long-term assets.
For our closed block of long-term care policies, actuarial assumptions used to estimate reserves are inherently uncertain due to the potential changes in trends in mortality, morbidity, persistency and interest rates as well as premium rate increases. As a result, our long term care reserves may be subject to material increases if these trends develop adversely to our expectations. The estimated increase in reserves and additional benefit expense from hypothetically modeling adverse variations in our actuarial assumptions, in the aggregate, could be up to $250 million, net of reinsurance. Although such hypothetical revisions are not currently appropriate, we believe they could occur based on past variances in experience and our expectation of the ranges of future experience that could reasonably occur, and any such revision could be material. Generally accepted accounting principles do not allow us to unlock our assumptions for favorable items.
In addition, future policy benefits payable includes amounts of $201 million at December 31, 2016, $205 million at December 31, 2015, and $210 million at December 31, 2014 which are subject to 100% coinsurance agreements as more fully described in Note 19 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.

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
Medicare Risk-Adjustment Provisions
CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997(BBA) and the Benefits and Improvement Protection Act of 2000 (BIPA), generally pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. Rates paid to MA plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s Medicare FFS program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnosis data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit those claims that pass the filtering logic. For submissions through EDS, CMS requires MA plans to submit all the claims data and CMS will apply the risk adjustment filtering logic to determine the risk adjustment data used to calculate risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows. We estimate risk-adjustment revenues based on medical diagnoses for our membership. The risk-adjustment model, including CMS changes to the submission process, is more fully described in Item 1. – Business under the section titled “Individual Medicare.”

Investment Securities
Investment securities totaled $9.8 billion, or 39% of total assets at December 31, 2016, and $9.1 billion, or 37% of total assets at December 31, 2015. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2016 and 2015. The fair value of debt securities were as follows at December 31, 2016 and 2015:

	December 31, 2016	Percentage of Total	December 31, 2015	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$786	8.0%	$332	3.6%
Mortgage-backed securities	1,637	16.7%	1,891	20.8%
Tax-exempt municipal securities	3,305	33.7%	2,668	29.3%
Mortgage-backed securities:
Residential	9	0.1%	13	0.1%
Commercial	304	3.1%	985	10.8%
Asset-backed securities	160	1.7%	263	2.9%
Corporate debt securities	3,597	36.7%	2,958	32.5%
Total debt securities	$9,798	100.0%	$9,110	100.0%
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2016. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Tax-exempt municipal securities included pre-refunded bonds of $276 million at December 31, 2016 and $178 million at December 31, 2015. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations at the time the fund is established. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for $1.4 billion of these municipals in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for $1.6 billion of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 11%. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax-exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $132 million and $173 million at December 31, 2016 and 2015, respectively, of tax-exempt securities guaranteed by monoline insurers. The equivalent weighted average S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA.
Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was less than $1 million at December 31, 2016 and $1 million at December 31, 2015. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio. The percentage of corporate securities associated with the financial services industry was 23% at December 31, 2016 and 25% at December 31, 2015.
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2016:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697	$(15)	$3	$—	$700	$(15)
Mortgage-backed securities	1,528	(31)	3	—	1,531	(31)
Tax-exempt municipal securities	2,756	(67)	43	(1)	2,799	(68)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	182	(3)	24	(1)	206	(4)
Asset-backed securities	51	—	63	—	114	—
Corporate debt securities	1,544	(71)	69	(7)	1,613	(78)
Total debt securities	$6,758	$(187)	$209	$(9)	$6,967	$(196)
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
The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2016 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2016.
All issuers of securities we own that were trading at an unrealized loss at December 31, 2016 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets than when the securities were purchased. At December 31, 2016, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2016. There were no material other-than-temporary impairments in 2016, 2015, or 2014.
Goodwill and Long-lived Assets
At December 31, 2016, goodwill and other long-lived assets represented 20% of total assets and 47% of total stockholders’ equity, compared to 20% and 48%, respectively, at December 31, 2015.
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
We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in Government rates, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill, with the exception of our provider services reporting unit in our Healthcare Services segment. The provider services reporting unit would decline to less than 10% margin after factoring in a 100 basis point increase in the discount rate.
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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Prior to 2009, under interest rate swap agreements, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. We terminated all of our interest rate swap agreements in 2008. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $1.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2016 or December 31, 2015.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at December 31, 2016. Our net unrealized position decreased $120 million from a net unrealized gain position of $92 million at December 31, 2015 to a net unrealized loss position of $28 million at December 31, 2016. At December 31, 2016, we had gross unrealized losses of $196 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during 2016. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.4 years as of December 31, 2016 and 4.1 years as of December 31, 2015. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $590 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2016 and 2015. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points two times, and have changed by less than 100 basis points seven times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2016
Investment income (a)	$(49)	$(44)	$(36)	$53	$107	$162
Interest expense (b)	3	3	3	(2)	(5)	(9)
Pretax	$(46)	$(41)	$(33)	$51	$102	$153
As of December 31, 2015
Investment income (a)	$(33)	$(27)	$(21)	$41	$82	$124
Interest expense (b)	3	3	3	(3)	(6)	(9)
Pretax	$(30)	$(24)	$(18)	$38	$76	$115

(a)	As of December 31, 2016 and 2015, some of our investments had interest rates below 3% so the assumed hypothetical change in pretax earnings does not reflect the full 3% point reduction.

(b)
The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2016 or December 31, 2015. There was $300 million outstanding under our commercial paper program at December 31, 2016. As of December 31, 2016, our interest rate under our commercial paper program was less than 2% so the assumed hypothetical change in pretax earnings does not reflect the full 2% point reduction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,877	$2,571
Investment securities	7,595	7,267
Receivables, less allowance for doubtful accounts of $118 in 2016 and $101 in 2015	1,280	1,161
Other current assets	3,438	4,712
Total current assets	16,190	15,711
Property and equipment, net	1,505	1,384
Long-term investment securities	2,203	1,843
Goodwill	3,272	3,265
Other long-term assets	2,226	2,475
Total assets	$25,396	$24,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,563	$4,976
Trade accounts payable and accrued expenses	2,467	2,212
Book overdraft	212	301
Unearned revenues	280	364
Short-term borrowings	300	299
Total current liabilities	7,822	8,152
Long-term debt	3,792	3,794
Future policy benefits payable	2,834	2,151
Other long-term liabilities	263	235
Total liabilities	14,711	14,332
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,495,007 shares issued at December 31, 2016 and 198,372,059 shares issued at December 31, 2015	33	33
Capital in excess of par value	2,562	2,530
Retained earnings	11,454	11,017
Accumulated other comprehensive (loss) income	(66)	58
Treasury stock, at cost, 49,189,811 shares at December 31, 2016 and 50,084,043 shares at December 31, 2015	(3,298)	(3,292)
Total stockholders’ equity	10,685	10,346
Total liabilities and stockholders’ equity	$25,396	$24,678
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2016	2015	2014
	(in millions, except per share results)
Revenues:
Premiums	$53,021	$52,409	$45,959
Services	969	1,406	2,164
Investment income	389	474	377
Total revenues	54,379	54,289	48,500
Operating expenses:
Benefits	45,007	44,269	38,166
Operating costs	7,277	7,318	7,639
Depreciation and amortization	354	355	333
Total operating expenses	52,638	51,942	46,138
Income from operations	1,741	2,347	2,362
Gain on sale of business	—	270	—
Interest expense	189	186	192
Income before income taxes	1,552	2,431	2,170
Provision for income taxes	938	1,155	1,023
Net income	$614	$1,276	$1,147
Basic earnings per common share	$4.11	$8.54	$7.44
Diluted earnings per common share	$4.07	$8.44	$7.36
Dividends declared per common share	$1.16	$1.15	$1.11
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Net income	$614	$1,276	$1,147
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(101)	(114)	122
Effect of income taxes	38	42	(44)
Total change in unrealized investment gains/losses, net of tax	(63)	(72)	78
Reclassification adjustment for net realized gains included in investment income	(96)	(146)	(20)
Effect of income taxes	35	53	7
Total reclassification adjustment, net of tax	(61)	(93)	(13)
Other comprehensive (loss) income, net of tax	(124)	(165)	65
Comprehensive income	$490	$1,111	$1,212
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2014	196,276	$33	$2,267	$8,942	$158	$(2,084)	$9,316
Net income				1,147			1,147
Other comprehensive income					65		65
Common stock repurchases			(100)			(772)	(872)
Dividends and dividend equivalents			—	(173)			(173)
Stock-based compensation			98				98
Restricted stock unit vesting	966	—	—			—	—
Stock option exercises	710	—	52				52
Stock option and restricted stock tax benefit			13				13
Balances, December 31, 2014	197,952	33	2,330	9,916	223	(2,856)	9,646
Net income				1,276			1,276
Other comprehensive loss					(165)		(165)
Common stock repurchases			100			(485)	(385)
Dividends and dividend equivalents			—	(175)			(175)
Stock-based compensation			109				109
Restricted stock unit vesting	159	—	(49)			49	—
Stock option exercises	261	—	23				23
Stock option and restricted stock tax benefit			17				17
Balances, December 31, 2015	198,372	33	2,530	11,017	58	(3,292)	10,346
Net income				614			614
Other comprehensive loss					(124)		(124)
Common stock repurchases			—			(104)	(104)
Dividends and dividend equivalents			—	(177)			(177)
Stock-based compensation			115				115
Restricted stock unit vesting	13	—	(98)			98	—
Stock option exercises	110	—	13				13
Stock option and restricted stock tax benefit			2				2
Balances, December 31, 2016	198,495	$33	$2,562	$11,454	$(66)	$(3,298)	$10,685
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$614	$1,276	$1,147
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	(270)	—
Depreciation	388	354	328
Amortization	77	93	121
Stock-based compensation	115	109	98
Net realized capital gains	(96)	(146)	(20)
Benefit for deferred income taxes	(71)	(2)	(64)
Provision for doubtful accounts	39	61	32
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(158)	(180)	(264)
Other assets	426	(872)	(952)
Benefits payable	(413)	501	582
Other liabilities	937	(129)	413
Unearned revenues	(84)	3	155
Other	162	70	42
Net cash provided by operating activities	1,936	868	1,618
Cash flows from investing activities
Acquisitions, net of cash acquired	(7)	(38)	(18)
Proceeds from sale of business	—	1,061	72
Purchases of property and equipment	(527)	(523)	(528)
Proceeds from sales of property and equipment	—	1	—
Purchases of investment securities	(6,566)	(6,739)	(2,883)
Maturities of investment securities	1,426	1,065	885
Proceeds from sales of investment securities	4,312	5,493	2,409
Net cash (used in) provided by investing activities	(1,362)	320	(63)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	1,093	(296)	(919)
Proceeds from issuance of senior notes, net	—	—	1,733
(Repayments) proceeds from issuance of commercial paper, net	(2)	298	—
Repayment of long-term debt	—	—	(500)
Common stock repurchases	(104)	(385)	(872)
Dividends paid	(177)	(172)	(172)
Excess tax benefit from stock-based compensation	—	15	12
Change in book overdraft	(89)	(33)	(69)
Proceeds from stock option exercises and other, net	11	21	29
Net cash provided by (used in) financing activities	732	(552)	(758)
Increase in cash and cash equivalents	1,306	636	797
Cash and cash equivalents at beginning of year	2,571	1,935	1,138
Cash and cash equivalents at end of year	$3,877	$2,571	$1,935
Supplemental cash flow disclosures:
Interest payments	$185	$187	$143
Income tax payments, net	$916	$1,179	$1,030
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$7	$38	$18
Less: Fair value of liabilities assumed	—	—	—
Cash paid for acquired businesses, net of cash acquired	$7	$38	$18
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company focused on making it easy for people to achieve their best health with clinical excellence through coordinated care. Our strategy integrates care delivery, the member experience, and clinical and consumer insights to encourage engagement, behavior change, proactive clinical outreach and wellness for the millions of people we serve across the country. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 75% of our total premiums and services revenue from contracts with the federal government in 2016, including 14% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.
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
Certain amounts have been reclassified to conform to the current year presentation.
Aetna Merger

On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we agreed to merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger.
The Merger was subject to customary closing conditions, including, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of Humana’s subsidiaries, and (ii) the absence of legal restraints and prohibitions on the consummation of the Merger.
On December 22, 2016, in order to extend the “End Date” (as defined in the Merger Agreement), Aetna and Humana each agreed to waive until 11:59 p.m. (Eastern time) on February 15, 2017 its right to terminate the Merger Agreement due to a failure of the Mergers to have been completed on or before December 31, 2016.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. Under terms of the Merger Agreement, we are entitled to a breakup fee of $1 billion.
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
The Health Care Reform Law also establishes risk spreading premium stabilization programs effective January 1, 2014. The risk spreading programs are applicable to certain of our commercial medical insurance products. In the aggregate, our commercial medical insurance products represented approximately 16% of our total premiums and services revenue for the year ended December 31, 2016, a subset of which is subject to these programs. These programs, commonly referred to as the 3Rs, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridors program designed to more evenly spread the financial risk borne by issuers and to mitigate the risk that issuers would have mispriced products. The transitional reinsurance and temporary risk corridors programs were for years 2014 through 2016. Policies issued prior to March 23, 2010 are considered grandfathered policies and are exempt from the 3Rs. Certain states have allowed non-grandfathered policies issued prior to January 1, 2014 to extend the date of required transition to policies compliant with the Health Care Reform Law to as late as 2017. Accordingly, such policies are exempt from the 3Rs until they transition to policies compliant with the Health Care Reform Law.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The temporary risk corridor program applies to individual and small group Qualified Health Plans (or substantially equivalent plans), or QHPs, as defined by HHS, operating both inside and outside of the exchanges. Accordingly, plans subject to risk adjustment that are not QHPs, including our small group health plans, were not subject to the risk corridor program. The risk corridor provisions limit issuer gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from HHS. Variances from the target exceeding certain thresholds may result in HHS making additional payments to us or require us to refund HHS a portion of the premiums we received.
We estimate and recognize adjustments to premiums revenue for the risk adjustment and risk corridor provisions by projecting our ultimate premium for the calendar year separately for individual and group plans by state and legal entity. Estimated calendar year settlement amounts are recognized ratably during the year and are revised each period to reflect current experience, including changes in risk scores derived from medical diagnoses submitted by providers. We record receivables or payables at the individual or group level within each state and legal entity and classify the amounts as current or long-term in our consolidated balance sheets based on the timing of expected settlement. On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, and ceased recognizing revenues under the risk corridor program as discussed further in Note 7.
The transitional reinsurance program required us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans compliant with the Health Care Reform Law in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than these non-grandfathered individual plans as an assessment in operating costs in our consolidated statements of income. We account for contributions made by individual commercial plans compliant with the Health Care Reform Law, which are subject to recoveries, as ceded premiums (a reduction of premiums) and similarly we account for any recoveries as ceded benefits (a reduction of benefits expense) in our consolidated statements of income.
We were required to remit payment for our per member reinsurance contribution, exclusive of the portion payable to the U.S. Treasury, by January 15 of the year following the coverage year, or January 15, 2017 for the 2016 coverage year. The portion of the reinsurance contribution due to the U.S. Treasury must be paid by November 15 of the year following the coverage year, or November 15, 2017 for the 2016 coverage year. Risk adjustment calculations will be completed and HHS will notify us of recoveries due or payments owed to/from us under the risk adjustment and reinsurance programs by June 30 of the year following the coverage year. Following this notification, risk corridor calculations are then due by July 31 of the year following the coverage year. Payments due to HHS under the risk adjustment and risk corridor programs must be remitted within 30 days of notification for each program and will be collected prior to the distribution of recoveries by HHS under each program. Payment and recovery amounts associated

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with reinsurance and risk adjustment will generally be settled with HHS annually in the year following the coverage year. Accordingly, for the 2016 coverage year, we expect to receive recoveries and/or pay amounts due under these programs in 2017.
See Note 7 for detail regarding amounts recorded to the consolidated balance sheets related to the 3Rs.
In addition to the provisions discussed above, beginning in 2014, HHS pays us a portion of the health care costs for low-income individual members for which we assume no risk in accordance with the Health Care Reform Law. We account for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We do not recognize premiums revenue or benefits expense for these subsidies. Receipt and payment activity is accumulated at the state and legal entity level and recorded in our consolidated balance sheet in other current assets or trade accounts payable and accrued expenses depending on the state and legal entity balance at the end of the reporting period. We will be notified of final settlement amounts by June 30 of the year following the coverage year. For 2016, payments to HHS associated with cost sharing subsidies for which we do not assume risk were approximately $373 million, exceeding receipts of $345 million by $28 million. For 2015, receipts from HHS associated with cost sharing subsidies for which we do not assume risk were approximately $478 million, exceeding payments of $409 million by $69 million. For 2014, receipts from HHS associated with cost sharing subsidies for which we do not assume risk were approximately $281 million, exceeding payments of $255 million by $26 million.
If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes, including activities to repeal or replace the Health Care Reform Law, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes may occur.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the individual, small group, and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by HHS, separately by state and legal entity. Medicare Advantage products are also subject to minimum benefit ratio requirements under the Health Care Reform Law. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2016, subsidy and discount reimbursements of $11.1 billion exceeded payments of $10.0 billion by $1.1 billion. For 2015, subsidy and discount payments of $8.9 billion exceeded reimbursements of $8.6 billion by $361 million. For 2014, subsidy and discount payments of $6.7 billion exceeded reimbursements of $5.8 billion by $945 million. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. Settlement with CMS for brand name prescription drug discounts is based on a reconciliation made approximately 14 to 18 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data. See Note 6 for detail regarding amounts recorded to our consolidated balance sheets related to the risk corridor settlement and subsidies from CMS with respect to the Medicare Part D program.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our TRICARE members are served by both in-network and out-of-network providers in accordance with the current contract. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2016, health care cost reimbursements and payments were each approximately $3.3 billion, with payments exceeding reimbursements by $25 million for the year. For 2015, health care cost reimbursements and payments were each approximately $3.3 billion, with payments exceeding reimbursements by $4 million for the year. For 2014, health care cost reimbursements and payments were each $3.2 billion.
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
Other Current Assets

Other current assets includes amounts associated with Medicare Part D as discussed above and in Note 6, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates was $889 million at December 31, 2016 and $723 million at December 31, 2015.

Policy Acquisition Costs
Policy acquisition costs are those costs that relate directly to the successful acquisition of new and renewal insurance policies. Such costs include commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expense policy acquisition costs related to our employer-group prepaid health services policies as incurred. These short-duration employer-group prepaid health services policies typically have a 1-year term and may be canceled upon 30 days notice by the employer group.
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
Long-Lived Assets
Property and equipment is recorded at cost. Gains and losses on sales or disposals of property and equipment are included in operating costs. Certain costs related to the development or purchase of internal-use software are capitalized. Depreciation is computed using the straight-line method over estimated useful lives ranging from 3 to 10 years for equipment, 3 to 5 years for computer software, and 10 to 20 years for buildings. Improvements to leased facilities are depreciated over the shorter of the remaining lease term or the anticipated life of the improvement.
We periodically review long-lived assets, including property and equipment and other intangible assets, for impairment whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Losses are recognized for a long-lived asset to be held and used in our operations when the undiscounted

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We use a two-step process to review goodwill for impairment. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. Impairment tests completed for 2016, 2015, and 2014 did not result in an impairment loss.
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
Benefits Payable and Benefits Expense Recognition
Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided on or prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in our consolidated balance sheets. Other supplemental benefits include dental, vision, and other supplemental health and financial protection products.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We reassess the profitability of our contracts for providing insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency reserve in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts without consideration of investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. Because the majority of our member contracts renew annually, we would not record a material premium deficiency reserve, except when unanticipated adverse events or changes in circumstances indicate otherwise. In the fourth quarter of 2015, we recognized a premium deficiency reserve of $176 million for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year and recorded a change in estimate of $208 million in the second quarter of 2016 associated with the 2016 coverage year as discussed in more detail in Note 7. As of December 31, 2016, we had no remaining premium deficiency reserve.
We believe our benefits payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.
Future policy benefits payable
Future policy benefits payable include liabilities for long-duration insurance policies including long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefits expense in the period the changes occur. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs. During 2016, we recorded a loss for a premium deficiency as discussed further in Note 18.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Derivative Financial Instruments
On October 29, 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, a privately held Medical Services Organization, or MSO, headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida, Texas and Georgia. Our agreement with MCCI includes a put option that would allow the controlling interest holder to put their interest to us beginning in 2018 as well as a call option that would allow us to purchase the controlling interest beginning in 2021. Accordingly, we recorded, at fair value, a liability and an asset associated with the put and call, respectively. Changes in the fair value of the liability and asset during the years ended December 31, 2016, 2015, and 2014 were not material to our results of operations, financial condition, or cash flows.
At times, we may use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. We were not party to any interest-rate swap agreements in 2016, 2015, or 2014.
Related Party
As noted above, MCCI is a related party to Humana. In December 2015, we purchased a note receivable directly from a third-party bank syndicate related to the financing of MCCI's business and extended the exercise date of the put option to 2018 and the call option to 2021. The note balance was $314 million at December 31, 2016 and $284 million at December 31, 2015. The note receivable bears interest at 10% annually, payable in quarterly installments, and matures in December 2020. We have also entered into a revolving note agreement providing a line of credit up to $55 million under which no balance is outstanding at December 31, 2016. The note receivable is included with other long-term assets in our consolidated balance sheet and with purchases of investment securities in our consolidated statement of cash flows. The related interest income of $30 million for 2016 is included in investment income in our consolidated statement of income. The interest was accrued to the loan balance during 2016 pursuant to the terms of the note. MCCI provides services to Humana Medicare Advantage members under capitation contracts with our health plans. Under these capitation agreements with Humana, MCCI assumes the financial risk associated with these Medicare Advantage members. We also have an outstanding advance to MCCI of approximately $6 million at December 31, 2016, with repayment terms tied to the performance under the capitation agreements. We recognized benefits expense of approximately $1.1 billion in 2016, $1.0 billion in 2015 and $962 million in 2014 under these capitation agreements with MCCI.
Stock-Based Compensation
We generally recognize stock-based compensation expense, as determined on the date of grant at fair value, on a straight-line basis over the period during which an employee is required to provide service in exchange for the award (the vesting period). In addition, for awards with both time and performance-based conditions, we generally recognize compensation expense on a straight line basis over the vesting period when it is probable that the performance condition will be achieved. However, prior to July 2, 2015, for awards granted to retirement eligible employees, compensation expense is recognized on a straight-line basis over the shorter of the requisite service period or the period from the date of grant to an employee’s eligible retirement date. For awards granted on or after July 2, 2015 to retirement eligible employees, we recognize expense on a straight-line basis over the service period (the vesting period). We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the grant-date fair value of stock options using the Black-Scholes option-pricing model. Prior to 2016 we reported certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. In 2016, we prospectively applied the provisions of new guidance issued by the Financial Accounting Standards Board, or FASB, related to the presentation of windfall tax benefits as cash flows from operating activities which resulted in reclassifying $20 million of cash flows from financing activities to operating activities for the three months ended March 31, 2016. We elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
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
Fair value of actively traded debt securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. We obtain at least one price for each security from a third party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third party pricing service may use quoted market prices of comparable securities or discounted cash flow analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates, and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third party investment advisor. In addition, on a quarterly basis we examine the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels, and various durations.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued new guidance related to accounting for employee share-based payments, which changes how income tax effects of share-based payments are recorded as well as the minimum statutory tax withholding requirements and allows an accounting policy election to recognize forfeitures when they occur. As permitted, we elected to early adopt this new guidance during the second quarter of 2016 prospectively effective January 1, 2016. The adoption of this new guidance resulted in the recognition of approximately $20 million, or $0.12 per diluted common share, of tax benefits in net income in our consolidated statement of income for the three months ended March 31, 2016 that had previously been recorded as additional paid-in capital in our condensed consolidated balance sheet. We also prospectively applied the provisions of the new guidance related to the presentation of windfall tax benefits as cash flows from operating activities which resulted in reclassifying $20 million of cash flows from financing activities to operating activities for the three months ended March 31, 2016. We elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
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
In May 2015, the FASB issued new guidance requiring insurance entities to provide additional disclosures about claim liabilities including paid claims development information by accident year and claim frequency data and related methodologies. We adopted this new guidance in this 2016 Form 10-K. The applicable disclosures are included in this Note 2 and Note 10.
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
Accounting Pronouncements Effective in Future Periods
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consists of available for sale debt securities. We are currently evaluating the impact on our results of operations, financial condition, or cash flows.
In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new guidance is effective for us beginning with annual and interim periods in 2019, with earlier adoption permitted, and requires retrospective application to previously issued annual and interim financial statements. We have begun the process of identifying the population of lease agreements and other arrangements that may contain embedded leases for purposes of adopting the new standard. While we expect to record significant leased assets and corresponding lease obligations based on our existing population of individual leases, we continue to evaluate the impact on our results of operations, financial position and cash flows.
In May 2014, the FASB issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 98% of our consolidated external revenues for 2016, are not included in the scope of the new guidance. We are analyzing how we may recognize revenue under the new guidance by reviewing selected sample contracts presently in place. The new guidance is effective for us beginning with annual and interim periods in 2018. While we expect revenue related to our Pharmacy, Provider Services, ASO and other services businesses to remain primarily unchanged, we are still evaluating the impact of the new guidance on the customer arrangements for these businesses. Accordingly, we continue to evaluate the impact of the new standard on our results of operations, financial condition and cash flows.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.
3. ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe XII, L.P., a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $270 million which is reported as gain on sale of business in the accompanying consolidated statements of income for the year ended December 31, 2015. The accompanying consolidated statements of income include revenues related to Concentra of $411 million in 2015 and $998 million in 2014.
During 2016, 2015 and 2014, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2016, 2015, and 2014 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2016 and 2015, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$800	$1	$(15)	$786
Mortgage-backed securities	1,662	6	(31)	1,637
Tax-exempt municipal securities	3,358	15	(68)	3,305
Mortgage-backed securities:
Residential	9	—	—	9
Commercial	307	1	(4)	304
Asset-backed securities	160	—	—	160
Corporate debt securities	3,530	145	(78)	3,597
Total debt securities	$9,826	$168	$(196)	$9,798
December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$331	$2	$(1)	$332
Mortgage-backed securities	1,902	12	(23)	1,891
Tax-exempt municipal securities	2,611	61	(4)	2,668
Mortgage-backed securities:
Residential	13	—	—	13
Commercial	1,024	2	(41)	985
Asset-backed securities	264	1	(2)	263
Corporate debt securities	2,873	140	(55)	2,958
Total debt securities	$9,018	$218	$(126)	$9,110

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2016 and 2015, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697	$(15)	$3	$—	$700	$(15)
Mortgage-backed securities	1,528	(31)	3	—	1,531	(31)
Tax-exempt municipal securities	2,756	(67)	43	(1)	2,799	(68)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	182	(3)	24	(1)	206	(4)
Asset-backed securities	51	—	63	—	114	—
Corporate debt securities	1,544	(71)	69	(7)	1,613	(78)
Total debt securities	$6,758	$(187)	$209	$(9)	$6,967	$(196)
December 31, 2015
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$195	$(1)	$14	$—	$209	$(1)
Mortgage-backed securities	1,484	(20)	86	(3)	1,570	(23)
Tax-exempt municipal securities	843	(3)	52	(1)	895	(4)
Mortgage-backed securities:
Residential	2	—	4	—	6	—
Commercial	626	(13)	265	(28)	891	(41)
Asset-backed securities	258	(2)	—	—	258	(2)
Corporate debt securities	918	(45)	63	(10)	981	(55)
Total debt securities	$4,326	$(84)	$484	$(42)	$4,810	$(126)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2016. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At December 31, 2016, 8% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 46% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 54% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 11%. In addition, 4% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential mortgage back securities comprised approximately 99% of our agency mortgage-backed securities at December 31, 2016 and 98% at December 31, 2015.
The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2016 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2016.
The percentage of corporate securities associated with the financial services industry was 23% at December 31, 2016 and 25% at December 31, 2015.
Our unrealized loss from all securities was generated from approximately 990 positions out of a total of approximately 2,140 positions at December 31, 2016. All issuers of securities we own that were trading at an unrealized loss at December 31, 2016 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets than when the securities were purchased. At December 31, 2016, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2016.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
	(in millions)
Gross realized gains	$120	$179	$29
Gross realized losses	(24)	(33)	(9)
Net realized capital gains	$96	$146	$20
There were no material other-than-temporary impairments in 2016, 2015, or 2014.
The contractual maturities of debt securities available for sale at December 31, 2016, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$635	$635
Due after one year through five years	2,424	2,426
Due after five years through ten years	1,938	1,893
Due after ten years	2,691	2,734
Mortgage and asset-backed securities	2,138	2,110
Total debt securities	$9,826	$9,798

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2016 and 2015, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2016
Cash equivalents	$3,654	$3,654	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	786	—	786	—
Mortgage-backed securities	1,637	—	1,637	—
Tax-exempt municipal securities	3,305	—	3,302	3
Mortgage-backed securities:
Residential	9	—	9	—
Commercial	304	—	304	—
Asset-backed securities	160	—	160	—
Corporate debt securities	3,597	—	3,593	4
Total debt securities	9,798	—	9,791	7
Total invested assets	$13,452	$3,654	$9,791	$7
December 31, 2015
Cash equivalents	$2,229	$2,229	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	332	—	332	—
Mortgage-backed securities	1,891	—	1,891	—
Tax-exempt municipal securities	2,668	—	2,663	5
Mortgage-backed securities:
Residential	13	—	13	—
Commercial	985	—	985	—
Asset-backed securities	263	—	263	—
Corporate debt securities	2,958	—	2,952	6
Total debt securities	9,110	—	9,099	11
Total invested assets	$11,339	$2,229	$9,099	$11
There were no material transfers between Level 1 and Level 2 during 2016 or 2015.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 3 assets had a fair value of $7 million at December 31, 2016, or 0.1% of our total invested assets. During the years ended December 31, 2016, 2015, and 2014, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the years ended December 31,
	2016			2015			2014
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$6	$5	$11	$24	$8	$32	$24	$13	$37
Total gains or losses:
Realized in earnings	—	—	—	(1)	—	(1)	—	—	—
Unrealized in other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—
Sales	—	—	—	(17)	(3)	(20)	—	(5)	(5)
Settlements	(2)	(2)	(4)	—	—	—	—	—	—
Balance at December 31	$4	$3	$7	$6	$5	$11	$24	$8	$32
Financial Liabilities
Our long-term debt, recorded at carrying value in our consolidated balance sheets, was $3,792 million at December 31, 2016 and $3,794 million at December 31, 2015. The fair value of our long-term debt was $4,004 million at December 31, 2016 and $3,986 million at December 31, 2015. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed our acquisition of certain health and wellness related businesses during 2016, 2015, and 2014. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2016, 2015, or 2014.
6. MEDICARE PART D
As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2016 and 2015. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2016		2015
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$8	$1,001	$25	$2,082
Trade accounts payable and accrued expenses	(158)	(128)	(47)	(63)
Net current (liability) asset	$(150)	$873	$(22)	$2,019
7. HEALTH CARE REFORM
Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 that we believed would improve the profitability of our individual commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results that included the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment in the fourth quarter of 2015 of the profitability of our individual commercial medical policies compliant with the Health Care Reform Law, we recorded in that quarter a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. As noted in the table below, in the second quarter of 2016, we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense in our condensed consolidated statement of income primarily as a result of currently and projected unfavorable claims experience.
Changes in the premium deficiency reserve for the 2016 coverage year for the years ended December 31, 2016 and 2015 were as follows. There was no premium deficiency reserve in 2014.

	Premium Deficiency Reserve For the years ended December 31,
	2016	2015
	(in millions)
Balance at January 1	176	$—
Current period results applied to the PDR liability for the 2016 coverage year	(384)	—
Change in full year estimate recorded in benefits expense	208	176
Balance at December 31	$—	$176
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through December 31, 2016, we collected approximately $36 million from CMS for risk corridor receivables associated with

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 and 2015 risk corridor program.
On February 14, 2017, we announced we are exiting our individual commercial medical businesses January 1, 2018. As discussed previously, we have worked over the past several years to address market and programmatic challenges in order to keep coverage options available wherever we could offer a viable product. This has included pursuing business changes, such as modifying networks, restructuring product offerings, reducing the company’s geographic footprint and increasing premiums. All of these actions were taken with the expectation that our individual commercial medical business would stabilize to the point where we could continue to participate in the program. However, based on our initial analysis of data associated with our healthcare exchange membership following the 2017 open enrollment period, we are seeing further signs of an unbalanced risk pool. Therefore, we have decided that we cannot continue to offer this coverage for 2018.
The accompanying consolidated balance sheets include the following amounts associated with the 3Rs at December 31, 2016 and December 31, 2015. Amounts classified as long-term represent settlements that we expect to exceed 12 months at December 31, 2016.

	2016			2015
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
Prior Coverage Years
Premiums receivable	$—	$—	$—	$126	$—	$—
Other current assets	—	54	—	—	610	—
Trade accounts payable and accrued expenses	—	—	—	(223)	—	—
Net current asset (liability)	—	54	—	(97)	610	—
Other long-term assets	—	—	—	10	—	459
Total prior coverage years' net asset (liability)	—	54	—	(87)	610	459
Current Coverage Year
Premiums receivable	307	—	—	—	—	—
Other current assets	—	206	—	—	—	—
Trade accounts payable and accrued expenses	(117)	—	—	—	—	—
Net current asset	190	206	—	—	—	—
Other long-term assets	6	—	—	—	—	—
Total current coverage year net asset	196	206	—	—	—	—
Total net asset (liability)	$196	$260	$—	$(87)	$610	$459
Changes in estimate of the risk adjustment and reinsurance receivables and payables for prior coverage years primarily result from the annual June 30 notification from CMS of risk adjustment and reinsurance settlement amounts. These changes in estimate were substantially offset by changes in estimate of risk corridor receivables that were subsequently written off in the fourth quarter of 2016 as discussed above. During 2016, net collections under the 3Rs associated with prior coverage years were $383 million. We expect to collect the remaining $54 million of reinsurance recoverables related to prior coverage years in 2017.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To the extent certain provisions of the Health Care Reform Law are successfully challenged in court or there are changes in legislation or the application of legislation, there can be no guarantee that receivables established under the reinsurance or risk adjustment provisions of the Health Care Reform Law will ultimately be collected. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes, including activities to repeal or replace the Health Care Reform Law, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes may occur.
In 2016, we paid the federal government $916 million for the annual health insurance industry fee attributed to calendar year 2016, compared to $867 million in 2015 and $562 million in 2014, in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. The annual health insurance industry fee has been suspended for calendar year 2017 but is scheduled to resume in calendar year 2018.
8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2016 and 2015.

	2016	2015
	(in millions)
Land	$20	$20
Buildings and leasehold improvements	681	633
Equipment	750	645
Computer software	1,744	1,424
	3,195	2,722
Accumulated depreciation	(1,690)	(1,338)
Property and equipment, net	$1,505	$1,384
Depreciation expense was $388 million in 2016, $354 million in 2015, and $328 million in 2014, including amortization expense for capitalized internally developed and purchased software of $255 million in 2016, $220 million in 2015, and $191 million in 2014.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2016 and 2015 were as follows:

	Retail	Group	Healthcare Services	Total
	(in millions)
Balance at January 1, 2015	$1,069	$385	$1,777	$3,231
Acquisitions	—	—	35	35
Dispositions	—	—	(1)	(1)
Balance at December 31, 2015	1,069	385	1,811	3,265
Acquisitions	—	—	7	7
Balance at December 31, 2016	$1,069	$385	$1,818	$3,272
Healthcare Services segment goodwill of $480 million associated with the sale of Concentra was included with assets-held-for sale as of January 1, 2015 and is excluded from the table above. This $480 million of goodwill was disposed of on June 1, 2015 with the completion of the sale of Concentra.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2016 and 2015.

	Weighted Average Life	2016			2015
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.8 years	$566	$347	$219	$566	$292	$274
Trade names and technology	8.3 years	104	69	35	104	54	50
Provider contracts	14.7 years	51	29	22	51	24	27
Noncompetes and other	8.2 years	32	28	4	32	26	6
Total other intangible assets	9.9 years	$753	$473	$280	$753	$396	$357
Amortization expense for other intangible assets was approximately $77 million in 2016, $93 million in 2015, and $121 million in 2014. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,
2017	$71
2018	63
2019	52
2020	48
2021	14

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Balances at January 1	$4,976	$4,475	$3,893
Less: Premium deficiency reserve	(176)	—	—
Less: Reinsurance recoverables	(85)	(78)	—
Balances at January 1, net	4,715	4,397	3,893
Incurred related to:
Current year	45,318	44,397	38,641
Prior years	(582)	(236)	(518)
Total incurred	44,736	44,161	38,123
Paid related to:
Current year	(40,852)	(39,802)	(34,357)
Prior years	(4,112)	(4,041)	(3,262)
Total paid	(44,964)	(43,843)	(37,619)
Premium deficiency reserve	—	176	—
Reinsurance recoverable	76	85	78
Balances at December 31	$4,563	$4,976	$4,475
Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $582 million in 2016, $236 million in 2015, and $518 million in 2014. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2016, 2015, and 2014.

	Favorable Medical Claims Reserve Development
	2016	2015	2014

Retail Segment	$(535)	$(228)	$(488)
Group Segment	(46)	(7)	(29)
Other Businesses	(1)	(1)	(1)
Total	$(582)	$(236)	$(518)
The favorable medical claims reserve development for 2016, 2015, and 2014 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Favorable prior period development in 2016 primarily resulted from our Medicare Advantage and individual commercial medical businesses. The decline in favorable prior period development in 2015 primarily was due to the impact of lower financial claim recoveries due in part to our gradual implementation during 2014 of inpatient authorization review prior to admission as opposed to post adjudication, as well as higher than expected flu associated claims from the fourth quarter of 2014 and continued volatility in claims associated with individual commercial medical products. The favorable prior

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period development during 2014 resulted from increased membership, better than originally expected utilization across most of our major business lines and increased financial recoveries. The increase in financial recoveries primarily resulted from claim audit process enhancements as well as increased volume of claim audits and expanded audit scope. All lines of business benefited from these improvements.
Benefits expense excluded from the previous table was as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Premium deficiency reserve for short-duration policies	$(176)	$176	$—
Military services	8	12	11
Future policy benefits	439	(80)	32
Total	$271	$108	$43
In the fourth quarter of 2015, we recognized a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year as discussed in more detail in Note 7.
Military services benefits expense for each year in the table above reflect expenses associated with our contracts with the Veterans Administration.
The higher benefits expense associated with future policy benefits payable during 2016 primarily relates to reserve strengthening for our closed block of long-term care insurance policies acquired in connection with the 2007 KMG America Corporation, or KMG, acquisition more fully described in Note 18. The decrease in benefits expense associated with future policy benefits payable in 2015 primarily reflects the release of reserves as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group segments as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2014 and 2015 is presented as supplementary information.
For both our Retail and Group segments, claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retail Segment
Activity in benefits payable for our Retail segment was as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Balances at January 1	$4,296	$3,879	$3,268
Less: Premium deficiency reserve	(176)	—	—
Less: Reinsurance recoverables	(85)	(78)	—
Balances at January 1, net	4,035	3,801	3,268
Incurred related to:
Current year	40,854	39,760	33,996
Prior years	(535)	(228)	(488)
Total incurred	40,319	39,532	33,508
Paid related to:
Current year	(36,967)	(35,835)	(30,305)
Prior years	(3,487)	(3,463)	(2,670)
Total paid	(40,454)	(39,298)	(32,975)
Premium deficiency reserve	—	176	—
Reinsurance recoverable	76	85	78
Balances at December 31	$3,976	$4,296	$3,879
At December 31, 2016, benefits payable for our Retail segment included IBNR of approximately $2.9 billion, primarily associated with claims incurred in 2016. The cumulative number of reported claims as of December 31, 2016 was approximately 87.7 million for claims incurred in 2016, 88.8 million for claims incurred in 2015, and 74.3 million for claims incurred in 2014.
The following tables provide information about incurred and paid claims development for the Retail segment as of December 31, 2016, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2014 Unaudited	2015 Unaudited	2016
	(in millions)
2014	$33,996	$33,800	$33,749
2015	—	39,760	39,289
2016	—	—	40,854
Total			$113,892

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2014 Unaudited	2015 Unaudited	2016
	(in millions)
2014	$30,305	$33,704	$33,740
2015		35,835	39,285
2016			36,967
Total			$109,992
All outstanding benefit liabilities before 2014, net of reinsurance			N/A
Benefits payable, net of reinsurance			$3,900
Group Segment
Activity in benefits payable for our Group segment, excluding military services, was as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Balances at January 1	$600	$578	$577
Less: Reinsurance recoverables	—	—	—
Balances at January 1, net	600	578	577
Incurred related to:
Current year	5,160	5,261	5,148
Prior years	(46)	(7)	(29)
Total incurred	5,114	5,254	5,119
Paid related to:
Current year	(4,605)	(4,671)	(4,574)
Prior years	(546)	(561)	(544)
Total paid	(5,151)	(5,232)	(5,118)
Balances at December 31	$563	$600	$578
At December 31, 2016, benefits payable for our Group segment included IBNR of approximately $468 million, primarily associated with claims incurred in 2016. The cumulative number of reported claims as of December 31, 2016 was approximately 23.3 million for claims incurred in 2016, 29.1 million for claims incurred in 2015, and 27.3 million for claims incurred in 2014.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide information about incurred and paid claims development for the Group segment as of December 31, 2016, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2014 Unaudited	2015 Unaudited	2016
	(in millions)
2014	$5,148	$5,135	$5,135
2015	—	5,261	5,217
2016	—	—	5,160
Total			$15,512

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2014 Unaudited	2015 Unaudited	2016
	(in millions)
2014	$4,574	$5,126	$5,134
2015		4,671	5,210
2016			4,605
Total			$14,949
All outstanding benefit liabilities before 2014, net of reinsurance			N/A
Benefits payable, net of reinsurance			$563
Reconciliation to Consolidated
The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

December 31, 2016
Net outstanding liabilities
Retail	$3,900
Group	563
Other insurance lines	24
Benefits payable, net of reinsurance	4,487
Reinsurance recoverable on unpaid claims
Retail	76
Group	—
Other insurance lines	—
Total reinsurance recoverable on unpaid claims	76
Total benefits payable, gross	$4,563

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Current provision:
Federal	$921	$1,067	$1,006
States and Puerto Rico	88	90	81
Total current provision	1,009	1,157	1,087
Deferred benefit	(71)	(2)	(64)
Provision for income taxes	$938	$1,155	$1,023
The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2016, 2015 and 2014 due to the following:

	2016	2015	2014
	(in millions)
Income tax provision at federal statutory rate	$543	$851	$759
States, net of federal benefit, and Puerto Rico	41	44	48
Tax exempt investment income	(20)	(24)	(27)
Health insurer fee	336	314	204
Nondeductible executive compensation	30	18	22
Concentra sale	—	(67)	—
Other, net	8	19	17
Provision for income taxes	$938	$1,155	$1,023
The provision for income taxes for 2016, 2015, and 2014 reflects a $30 million, $18 million, and $22 million, respectively, estimated impact from limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. We do not have material uncertain tax positions reflected in our consolidated balance sheets.
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled. Principal components of our net deferred tax balances at December 31, 2016 and 2015 were as follows.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Assets (Liabilities)
	2016	2015
	(in millions)
Future policy benefits payable	$355	$200
Benefits payable	196	267
Compensation and other accrued expenses	153	130
Net operating loss carryforward	52	47
Deferred acquisition costs	72	64
Unearned revenues	18	22
Investment securities	12	—
Other	6	13
Total deferred income tax assets	864	743
Valuation allowance	(49)	(42)
Total deferred income tax assets, net of valuation allowance	815	701
Depreciable property and intangible assets	(363)	(363)
Prepaid expenses	(53)	(45)
Investment securities	—	(37)
Total deferred income tax liabilities	(416)	(445)
Total net deferred income tax assets	$399	$256
Amounts recognized in the consolidated balance sheets:
Other long-term assets	$399	$256
In November 2015, the FASB issued new guidance related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We elected to early adopt the guidance and have classified all deferred tax liabilities and assets as noncurrent in our consolidated balance sheets at December 31, 2016 and 2015 to simplify their presentation.
At December 31, 2016, we had approximately $138 million of net operating losses to carry forward related to prior acquisitions and our Puerto Rico subsidiaries. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2017 through 2033. Due to limitations and uncertainty regarding our ability to use some of the carryforwards, a valuation allowance was established on $126 million of these net operating loss carryforwards and $4 million of other items related to Puerto Rico. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.
We provide for income taxes on the undistributed earnings of our Puerto Rico operations using that jurisdiction’s tax rate, which has been lower historically than the U.S. statutory tax rate. Permanent investment of these earnings has resulted in cumulative unrecognized deferred tax liabilities of approximately $30 million as of December 31, 2016.
We file income tax returns in the United States and certain foreign jurisdictions. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2014 and prior years. Our 2015 tax return is in the post-filing review period under the Compliance Assurance Process (CAP). Our 2016 tax return is under advance review by the IRS under CAP. With few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2013. We are not aware of any material adjustments that may be proposed.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEBT
The carrying value of long-term debt outstanding was as follows at December 31, 2016 and 2015:

	2016	2015
	(in millions)
Long-term debt:
Senior notes:
$500 million, 7.20% due June 15, 2018	$501	$502
$300 million, 6.30% due August 1, 2018	304	307
$400 million, 2.625% due October 1, 2019	398	398
$600 million, 3.15% due December 1, 2022	595	595
$600 million, 3.85% due October 1, 2024	595	595
$250 million, 8.15% due June 15, 2038	264	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	738
Total long-term debt	$3,792	$3,794
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

In October 2014, we redeemed the $500 million 6.45% senior unsecured notes due June 1, 2016, at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $560 million. We recognized a loss on extinguishment of debt of approximately $37 million in October 2014 for the redemption of these notes which is included in interest expense in the consolidated statement of income.

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
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $23 million as of December 31, 2016 and $28 million as of December 31, 2015.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement
Our 5-year $1.0 billion unsecured revolving credit agreement expires July 2018. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 100 basis points, varies depending on our credit ratings ranging from 90 to 150 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 12.5 basis points, may fluctuate between 10 and 25 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $9.0 billion at December 31, 2016 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.7 billion and an actual leverage ratio of 1.4:1, as measured in accordance with the credit agreement as of December 31, 2016. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At December 31, 2016, we had no borrowings outstanding under the credit agreement and no letters of credit outstanding under the credit agreement. Accordingly, as of December 31, 2016, we had $1 billion of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
In October 2014, we entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2016 was $475 million, with $300 million outstanding at December 31, 2016, compared to $299 million outstanding at December 31, 2015.
13. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $196 million in 2016, $188 million in 2015, and $176 million in 2014. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $204.03 on December 31, 2016, approximately 13% of the retirement and savings plan’s assets were invested in our common stock, or approximately 2.5 million shares, representing 2% of the shares outstanding as of December 31, 2016. At December 31, 2016, approximately 2.8 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$106	$99	$91
Stock options	9	10	7
Total stock-based compensation expense	115	109	98
Tax benefit recognized	(20)	(26)	(22)
Stock-based compensation expense, net of tax	$95	$83	$76
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $53 million in 2016, $34 million in 2015, and $30 million in 2014. There was no capitalized stock-based compensation expense during these years.
At December 31, 2016, there were 16.4 million shares reserved for stock award plans. These reserved shares included giving effect to, under the 2011 Plan, 7.1 million shares of common stock available for future grants assuming all stock options were granted or 3.1 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests three years from the date of grant. Restricted stock granted on or after July 2, 2015, generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock units also include performance-based conditions generally associated with strategic membership growth and return on invested capital. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $168.12 in 2016, $165.26 in 2015, and $103.57 in 2014. Activity for our restricted stock was as follows for the year ended December 31, 2016:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2015	3,365	$104.58
Granted	656	168.12
Vested	(1,455)	87.77
Forfeited	(74)	135.32
Nonvested restricted stock at December 31, 2016	2,492	$121.94
Approximately 27% of the nonvested restricted stock at December 31, 2016 included performance-based conditions.
The fair value of shares vested was $253 million during 2016, $153 million during 2015, and $99 million during 2014. Total compensation expense not yet recognized related to nonvested restricted stock was $97 million at December 31, 2016. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.
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
The weighted-average fair value of each option granted during 2016, 2015, and 2014 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2016	2015	2014
Weighted-average fair value at grant date	$37.12	$36.91	$22.45
Expected option life (years)	4.2 years	4.2 years	4.3 years
Expected volatility	27.6%	27.4%	27.6%
Risk-free interest rate at grant date	1.1%	1.4%	1.3%
Dividend yield	0.7%	0.7%	1.1%
When valuing employee stock options, we stratify the employee population into three homogeneous groups that historically have exhibited similar exercise behaviors. These groups are executive officers, directors, and all other employees. We value the stock options based on the unique assumptions for each of these employee groups.

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
Activity for our option plans was as follows for the year ended December 31, 2016:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2015	835	$121.89
Granted	362	167.81
Exercised	(161)	86.86
Forfeited	(14)	163.94
Options outstanding at December 31, 2016	1,022	$143.04
Options exercisable at December 31, 2016	342	$111.28
As of December 31, 2016, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $62 million, and a weighted-average remaining contractual term of 4.9 years. As of December 31, 2016, exercisable stock options had an aggregate intrinsic value of $32 million, and a weighted-average remaining contractual term of 3.8 years. The total intrinsic value of stock options exercised during 2016 was $18 million, compared with $28 million during 2015 and $32 million during 2014. Cash received from stock option exercises totaled $14 million in 2016, $23 million in 2015, and $52 million in 2014.
Total compensation expense not yet recognized related to nonvested options was $14 million at December 31, 2016. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years.
14. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$614	$1,276	$1,147
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	149,375	149,455	154,187
Dilutive effect of:
Employee stock options	219	192	230
Restricted stock	1,323	1,495	1,457
Shares used to compute diluted earnings per common share	150,917	151,142	155,874
Basic earnings per common share	$4.11	$8.54	$7.44
Diluted earnings per common share	$4.07	$8.44	$7.36
Number of antidilutive stock options and restricted stock awards excluded from computation	748	415	320

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. STOCKHOLDERS’ EQUITY
As discussed in Note 2, we elected to early adopt new guidance related to accounting for employee share-based payments prospectively effective January 1, 2016. The adoption of this new guidance resulted in the recognition of approximately $20 million of tax benefits in net income in our consolidated statement of income for the three months ended March 31, 2016 that had previously been recorded as additional paid-in capital in our consolidated balance sheet.

Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2014, 2015, and 2016 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2014	$1.10	$170
2015	$1.14	$170
2016	$1.16	$172
Under the terms of the Merger Agreement, we agreed with Aetna that our quarterly dividend would not exceed $0.29 per share prior to the closing or termination of the Merger. On October 26, 2016, the Board declared a cash dividend of $0.29 per share that was paid on January 27, 2017 to stockholders of record on January 12, 2017, for an aggregate amount of $43 million.
On February 14, 2017, following the termination of the Merger Agreement, the Board declared a cash dividend of $0.40 per share, to be paid on April 28, 2017, to the stockholders of record on March 31, 2017. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
Stock Repurchases
In September 2014, our Board of Directors replaced a previous share repurchase authorization of up to $1 billion (of which $816 million remained unused) with an authorization for repurchases of up to $2 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, which expired on December 31, 2016. Under the share repurchase authorization, shares may have been purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Pursuant to the Merger Agreement, after July 2, 2015, we were prohibited from repurchasing any of our outstanding securities without the prior written consent of Aetna, other than repurchases of shares of our common stock in connection with the exercise of outstanding stock options or the vesting or settlement of outstanding restricted stock awards. Accordingly, as announced on July 3, 2015, we suspended our share repurchase program.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement. We also announced that the Board had approved a new authorization for share repurchases of up to $2.25 billion of our common stock exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2017.
Excluding shares acquired in connection with employee stock plans as well as 0.36 million shares received in March 2015 upon final settlement of our accelerated share repurchase agreement, or ASR Agreement, described below, for which no cash was paid during the period, share repurchases were as follows during the years ended December 31, 2015 and 2014. Excluding shares acquired in connection with employee stock plans, there were no share repurchases in 2016.

		Year Ended December 31,
		2015		2014
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
September 2014	$2,000	1.85	$329	4.10	$635	(a)
April 2014	1,000	—	—	1.50	184
April 2013	1,000	—	—	0.10	11
Total repurchases		1.85	$329	5.70	$830
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
In connection with employee stock plans, we acquired 0.6 million common shares for $104 million in 2016, 0.3 million common shares for $56 million in 2015, and 0.4 million common shares for $42 million in 2014.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $7.7 billion and $6.6 billion as of December 31, 2016 and 2015, respectively, which exceeded aggregate minimum regulatory requirements of $4.8 billion and $4.6 billion, respectively. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2017 is approximately $850 million in the aggregate. This compares to dividends that were paid to our parent company in 2016 of approximately $763 million. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
16. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Leases
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2037. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Rent expense	$179	$201	$226
Sublease rental income	(26)	(25)	(14)
Net rent expense	$153	$176	$212
Future annual minimum payments due subsequent to December 31, 2016 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in millions)
For the years ending December 31,:
2017	$185	$(19)	$166
2018	157	(18)	139
2019	126	(14)	112
2020	81	(11)	70
2021	53	(8)	45
Thereafter	95	(17)	78
Total	$697	$(87)	$610
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $184 million in 2017, $108 million in 2018, $48 million in 2019, $5 million in 2020, and $3 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements or other contractually narrow or limited purposes. As of December 31, 2016, we were not involved in any SPE transactions.
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
Government Contracts
Our Medicare products, which accounted for approximately 74% of our total premiums and services revenue for the year ended December 31, 2016, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2017, and all of our product offerings filed with CMS for 2017 have been approved.
CMS uses a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997(BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s traditional fee-for-service Medicare program (referred to as "Medicare FFS"). Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnosis data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit those claims that pass the filtering logic. For submissions through EDS, CMS requires MA plans to submit all the claims data and CMS will apply the risk adjustment filtering logic to determine the risk adjustment data used to calculate risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

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
The final methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits conducted for contract year 2011 and subsequent years. CMS is currently conducting RADV contract level audits for contract years 2011, 2012, and 2013, in which two, five, and five of our Medicare Advantage plans are being audited, respectively. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. The final reconciliation occurs in August of the calendar year following the payment year.
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
At December 31, 2016, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2016, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which expires March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option. On March 30, 2016, we received notice the Defense Health Agency, or DHA, exercised its option to extend the TRICARE South Region contract through March 31, 2017. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the new TRICARE East Region, which is a consolidation of the former North and South Regions, with delivery of health care services expected to commence on October 1, 2017. The next generation East Region and West Region contract awards are currently subject to protests by unsuccessful bidders in the U.S. Court of Federal Claims and before the DHA.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the year ended December 31, 2016. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(LTSS), in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois.
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
Legal Proceedings and Certain Regulatory Matters
Florida Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. The individual plaintiff has filed a fourth amended complaint which we answered on February 19, 2016. The Court has ordered trial to commence on March 6, 2017 if the matter is not resolved prior to trial. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.
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
Litigation Related to the Merger
DOJ Action
On July 21, 2016, the United States government (acting under the U.S. Attorney General), along with the states of Delaware, Florida, Georgia, Illinois, Iowa and Ohio, the commonwealths of Pennsylvania and Virginia, and the District of Columbia, acting by and through their respective attorneys general, filed a civil complaint against us and Aetna in the U.S. District Court for the District of Columbia (we refer to this as the DOJ Action). The complaint alleges, among other things, that the proposed Merger would violate Section 7 of the Clayton Antitrust Act and seeks a permanent injunction to prevent the Merger. The trial commenced on December 5, 2016 and concluded on December 30, 2016. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement.
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
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For example, a number of hospitals and other providers have asserted that, under their network provider contracts, we are not entitled to reduce Medicare Advantage payments to these providers in connection with changes in Medicare payment systems and in accordance with the Balanced Budget and Emergency Deficit Control

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges have led and could lead to arbitration demands or other litigation. Also, under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. Penn Treaty is a financially distressed unaffiliated long-term care insurance company. A final court ruling on Penn Treaty's insolvency would trigger a guarantee fund assessment that would result in expense for us, based on current information, estimated at approximately $30 million.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $13.4 billion in 2016, $12.3 billion in 2015, and $9.7 billion in 2014. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $111 million in 2016, $92 million in 2015, and $116 million in 2014.
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

Our segment results were as follows for the years ended December 31, 2016, 2015, and 2014:

	Retail	Group	Healthcare Services	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2016
Revenues—external customers
Premiums:
Individual Medicare Advantage	$31,863	$—	$—	$—	$—	$31,863
Group Medicare Advantage	4,283	—	—	—	—	4,283
Medicare stand-alone PDP	4,009	—	—	—	—	4,009
Total Medicare	40,155	—	—	—	—	40,155
Fully-insured	3,492	5,405	—	—	—	8,897
Specialty	259	1,020	—	—	—	1,279
Medicaid and other	2,640	12	—	38	—	2,690
Total premiums	46,546	6,437	—	38	—	53,021
Services revenue:
Provider	—	52	226	—	—	278
ASO and other	8	642	—	10	—	660
Pharmacy	—	—	31	—	—	31
Total services revenue	8	694	257	10	—	969
Total revenues—external customers	46,554	7,131	257	48	—	53,990
Intersegment revenues
Services	—	99	18,842	—	(18,941)	—
Products	—	—	5,993	—	(5,993)	—
Total intersegment revenues	—	99	24,835	—	(24,934)	—
Investment income	101	19	30	66	173	389
Total revenues	46,655	7,249	25,122	114	(24,761)	54,379
Operating expenses:
Benefits	40,143	5,122	—	617	(875)	45,007
Operating costs	5,339	1,778	23,926	16	(23,782)	7,277
Depreciation and amortization	236	92	129	1	(104)	354
Total operating expenses	45,718	6,992	24,055	634	(24,761)	52,638
Income (loss) from operations	937	257	1,067	(520)	—	1,741
Interest expense	—	—	—	—	189	189
Income (loss) before income taxes	$937	$257	$1,067	$(520)	$(189)	$1,552
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, was approximately 75% for 2016, compared to 73% for 2015, and 73% for 2014.
Premiums revenue for our Retail segment for 2016 includes a reduction of $583 million associated with the write-off of commercial risk corridor receivables as discussed more fully in Note 7.
Benefits expense for Other Businesses for 2016 includes $505 million for reserve strengthening associated with our closed block of long-term care insurance policies as discussed more fully in Note 18.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS
Premiums associated with our long-duration insurance products accounted for approximately 1% of our consolidated premiums and services revenue for the year ended December 31, 2016. We use long-duration accounting for products such as long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned.
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
The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2016 and 2015.

	2016		2015
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in millions)
Other long-term assets	$119	$—	$135	$—
Trade accounts payable and accrued expenses	—	(62)	—	(64)
Long-term liabilities	—	(2,834)	—	(2,151)
Total asset (liability)	$119	$(2,896)	$135	$(2,215)
In addition, future policy benefits payable include amounts of $201 million at December 31, 2016 and $205 million at December 31, 2015 which are subject to 100% coinsurance agreements as more fully described in Note 19.
In 2016, we recorded a net increase in benefits expense of $439 million, including a net charge of $505 million associated with our closed block of long-term care insurance policies discussed further below, partially offset by the release of reserves as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law. In 2015, we recorded a net reduction in benefits expense of $80 million associated with future policy benefits primarily due to the release of reserves as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law. Benefits expense associated with future policy benefits payable was $32 million in 2014. Amortization of deferred acquisition costs included in operating costs was $67 million in 2016, $63 million in 2015, and $39 million in 2014. The higher amortization in 2015 and 2016 primarily reflects the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers.
Future policy benefits payable include $2.2 billion at December 31, 2016 and $1.5 billion at December 31, 2015 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

yields. There was a $77 million additional liability at December 31, 2016 and no additional liability at December 31, 2015. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.
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
During 2016, we recorded a loss for a premium deficiency. The premium deficiency was based on current and anticipated experience that had deteriorated from our locked-in assumptions from the previous December 31, 2013 loss recognition date, particularly as they related to emerging experience indicating longer claims duration, a prolonged lower interest rate environment, and an increase in policyholder life expectancies. Based on this deterioration, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our closed block of long-term care insurance policies were not adequate to provide for future policy benefits and maintenance costs under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during 2016 we recorded $505 million of additional benefits expense, with a corresponding increase in future policy benefits payable of $659 million partially offset by a related reinsurance recoverable of $154 million included in other long-term assets.
Deferred acquisition costs included $16 million and $26 million associated with our individual commercial medical policies at December 31, 2016 and December 31, 2015, respectively. Future policy benefits payable associated with our individual commercial medical policies were $86 million at December 31, 2016 and $180 million at December 31, 2015. The decline in deferred acquisition costs and future policy benefits payable primarily reflects the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers.
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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Excluding reinsurance associated with the Health Care Reform Law discussed in Note 2, reinsurance recoverables, included in other current and long-term assets, were $822 million at December 31, 2016 and $668 million at December 31, 2015. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately 34% at December 31, 2016 and approximately 43% at December 31, 2015. Premiums ceded were $842 million in 2016, $821 million in 2015 and $357

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in 2014. Benefits ceded were $767 million in 2016, $666 million in 2015, and $272 million in 2014. Ceded premium and benefits reflect a July 1, 2014 amendment ceding all risk under a Medicaid contract to a third party reinsurer.
We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2016 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2016
	(in millions)
Munich American Reassurance Company	$248	A+ (superior)
Protective Life Insurance Company	182	A+ (superior)
Employers Reassurance Corporation	130	A- (excellent)
General Re Life Corporation	129	A++ (superior)
All others	133	A+ to A- (superior to excellent)
	$822
The all other category represents 18 reinsurers with individual balances less than $76 million. Three of these reinsurers with recoverables of $93 million are subject to trust or funds withheld accounts, requiring amounts at least equal to the total recoverable from each of these reinsurers.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Humana Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 17, 2017

Humana Inc.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)
A summary of our quarterly unaudited results of operations for the years ended December 31, 2016 and 2015 follows:

	2016
	First	Second	Third	Fourth (2)(3)
	(in millions, except per share results)
Total revenues	$13,800	$14,007	$13,694	$12,878
Income (loss) before income taxes	500	636	902	(486)
Net income (loss)	254	311	450	(401)
Basic earnings (loss) per common share	$1.70	$2.08	$3.01	$(2.68)
Diluted earnings (loss) per common share (1)	$1.68	$2.06	$2.98	$(2.68)

	2015
	First	Second	Third	Fourth (4)
	(in millions, except per share results)
Total revenues	$13,833	$13,732	$13,363	$13,361
Income before income taxes	744	793	648	246
Net income	430	431	314	101
Basic earnings per common share	$2.86	$2.88	$2.11	$0.68
Diluted earnings per common share (1)	$2.82	$2.85	$2.09	$0.67

(1)
The calculation of diluted earnings per common share is based on the weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year. In addition, for 2016, the sum of quarterly amounts does not equal full year results due to the anti-dilutive impact of a loss in the fourth quarter. The loss position in the fourth quarter required the use of basic weighted-average common shares outstanding in the calculation of diluted loss per share.

(2)
The fourth quarter of 2016 includes an expense of $505 million ($318 million after tax, or 2.11 per diluted common share) for reserve strengthening associated with our closed block of long-term care insurance policies.

(3)	Total revenue for 2016 includes a reduction of $583 million ($367 million after-tax, or $2.43 per diluted common share) in premiums associated with the write-off of risk corridor receivables.

(4)
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
Based on our evaluation as of December 31, 2016, we as the principal executive officer and the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 140.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Bruce D. Broussard
President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kane
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.
Executive Officers of the Registrant
Set forth below are names and ages of all of our current executive officers as of February 1, 2017, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	54	President and Chief Executive Officer, Director	12/11	(1)

James E. Murray	63	Executive Vice President and Chief Operating Officer	08/90	(2)

Roy A. Beveridge, M.D.	59	Senior Vice President and Chief Medical Officer	06/13	(3)

Jody L. Bilney	55	Senior Vice President and Chief Consumer Officer	04/13	(4)

Christopher H. Hunter	48	Senior Vice President and Chief Strategy Officer	01/14	(5)

Timothy S. Huval	50	Senior Vice President and Chief Human Resources Officer	12/12	(6)

Brian A. Kane	44	Senior Vice President and Chief Financial Officer	06/14	(7)

Christopher Kay	51	Senior Vice President and Chief Innovation Officer	03/14	(8)

Brian P. LeClaire	56	Senior Vice President and Chief Information Officer	08/11	(9)

Heidi S. Margulis	63	Senior Vice President – Corporate Affairs	12/95	(10)

Christopher M. Todoroff	54	Senior Vice President and General Counsel	08/08	(11)

Cynthia H. Zipperle	54	Vice President, Chief Accounting Officer and Controller	12/14	(12)

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

(2)
Mr. Murray currently serves as Executive Vice President and Chief Operating Officer, having held this position since December 2011. Mr. Murray has held the position of Chief Operating Officer since February 2006, and was the Chief Operating Officer – Market and Business Segment Operations from September 2002 to February 2006. Mr. Murray joined the Company in December 1989. On February 8, 2017, the Company announced that Mr. Murray intends to retire from the position of Executive Vice President and Chief Operating Office effective March 31, 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.
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

Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017 appearing under the caption “Corporate Governance – Audit Committee” of such Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017 appearing under the captions “Corporate Governance – Organization & Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation” of such Proxy Statement.
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
Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2016 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	1,021,590	$143.043	7,052,923	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,021,590	$143.043	7,052,923

(1)	The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 13.

(2)
The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.

(3)
Of the number listed above, 3,079,879 can be issued as restricted stock at December 31, 2016 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan).

The information under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017, is herein incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Independent Directors” of such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2017 appearing under the caption “Audit Committee Report” of such Proxy Statement.

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

2.2
Letter Agreement, dated as of December 21, 2016, between Aetna Inc., Echo Merger Sub, Inc., Echo Merger Sub, LLC and Humana Inc. (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on December 22, 2016).

2.3
Termination letter dated as of February 14, 2017, by and among Humana Inc., Aetna Inc., Echo Merger Sub, Inc. and Echo Merger Sub LLC (incorporated herein by reference to Exhibit 10.1 to Humana Inc.'s Current Report on Form 8-K filed on February 14, 2017).

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

10(a)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(b)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

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

(o)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Solicit under the 2011 Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10(o) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(p)*
Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013.

(q)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Solicit under the 2011 Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10(q) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

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

(jj)*
Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(kk)*
Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

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

101
The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) the

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2016, 2015, and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.
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

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,710	$1,389
Investment securities	300	256
Receivable from operating subsidiaries	1,136	1,124
Other current assets	122	224
Total current assets	3,268	2,993
Property and equipment, net	1,086	1,011
Investments in subsidiaries	15,276	14,276
Other long-term assets	374	410
Total assets	$20,004	$18,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$4,107	$3,322
Current portion of notes payable to operating subsidiaries	28	28
Book overdraft	38	38
Short-term borrowings	300	299
Other current liabilities	708	572
Total current liabilities	5,181	4,259
Long-term debt	3,792	3,794
Notes payable to operating subsidiaries	9	9
Other long-term liabilities	337	282
Total liabilities	9,319	8,344
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,495,007 shares issued at December 31, 2016 and 198,372,059 shares issued at December 31, 2015	33	33
Capital in excess of par value	2,562	2,530
Retained earnings	11,454	11,017
Accumulated other comprehensive income	(66)	58
Treasury stock, at cost, 49,189,811 shares at December 31, 2016 and 50,084,043 shares at December 31, 2015	(3,298)	(3,292)
Total stockholders’ equity	10,685	10,346
Total liabilities and stockholders’ equity	$20,004	$18,690

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,683	$1,469	$1,509
Investment and other income, net	42	5	4
	1,725	1,474	1,513
Expenses:
Operating costs	1,623	1,370	1,434
Depreciation	302	252	212
Interest	189	186	192
	2,114	1,808	1,838
Loss before gain on sale of business, income taxes and equity in net earnings of subsidiaries	(389)	(334)	(325)
Gain on sale of business	—	270	—
Loss before income taxes and equity in net earnings of subsidiaries	(389)	(64)	(325)
Benefit for income taxes	(107)	(70)	(81)
Income (loss) before equity in net earnings of subsidiaries	(282)	6	(244)
Equity in net earnings of subsidiaries	896	1,270	1,391
Net income	$614	$1,276	$1,147

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Net income	$614	$1,276	$1,147
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(101)	(114)	122
Effect of income taxes	38	42	(44)
Total change in unrealized investment gains/losses, net of tax	(63)	(72)	78
Reclassification adjustment for net realized gains included in investment income	(96)	(146)	(20)
Effect of income taxes	35	53	7
Total reclassification adjustment, net of tax	(61)	(93)	(13)
Other comprehensive (loss) income, net of tax	(124)	(165)	65
Comprehensive income	$490	$1,111	$1,212
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Net cash provided by operating activities	$1,848	$953	$1,499
Cash flows from investing activities:
Proceeds from sale of business	—	1,055	—
Capital contributions to operating subsidiaries	(895)	(833)	(442)
Purchases of investment securities	(151)	(507)	(629)
Proceeds from sale of investment securities	25	18	606
Maturities of investment securities	143	108	149
Purchases of property and equipment, net	(382)	(378)	(380)
Net cash used in investing activities	(1,260)	(537)	(696)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	—	—	1,733
Proceeds from issuance of commercial paper, net	(2)	298	—
Repayment of long-term debt	—	—	(500)
Change in book overdraft	5	(16)	(5)
Common stock repurchases	(104)	(385)	(872)
Dividends paid	(177)	(172)	(172)
Tax benefit from stock-based compensation	—	15	12
Proceeds from stock option exercises and other	11	22	51
Net cash (used in) provided by financing activities	(267)	(238)	247
Increase in cash and cash equivalents	321	178	1,050
Cash and cash equivalents at beginning of year	1,389	1,211	161
Cash and cash equivalents at end of year	$1,710	$1,389	$1,211
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
Related Party
Refer to Note 2 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of our related party transactions. A related party note receivable is included with other long-term assets in our condensed balance sheet at December 31, 2016 and December 31, 2015 in the amount of $314 million and $284 million, respectively. The related interest income of $30 million for 2016 is included in investment and other income in our condensed statement of income.
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $763 million in 2016, $493 million in 2015, and $927 million in 2014.
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
Notes Payable to Operating Subsidiaries
We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 1.93% to 6.65% and are payable in 2017 and 2019. We recorded interest expense of $1 million related to these notes for each of the years ended December 31, 2016, 2015 and 2014.

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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $7.7 billion and $6.6 billion as of December 31, 2016 and 2015, respectively, which exceeded aggregate minimum regulatory requirements of $4.8 billion and $4.6 billion, respectively. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2017 is approximately $850 million in the aggregate. This compares to dividends that were paid to our parent company in 2016 of approximately $763 million. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Our parent company funded a subsidiary capital contribution of approximately $535 million in the first quarter of 2017 for reserve strengthening associated with our closed block of long-term care insurance policies discussed further in Note 18 of the notes to consolidated financial statements in this Annual Report on Form 10-K.
Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).
4. ACQUISITIONS AND DIVESTITURES
Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of certain acquisitions and divestitures. On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc. During 2016, 2015 and 2014, we funded certain non-regulated subsidiary acquisitions with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.
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

Humana Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, 2015, and 2014
(in millions)

			Additions
	Balance at Beginning of Period	Acquired/(Disposed) Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2016	$101	$—	$39	$19	$(41)	$118
2015	137	(39)	61	(7)	(51)	101
2014	118	—	32	28	(41)	137
Deferred tax asset valuation allowance:
2016	(42)	—	(7)	—	—	(49)
2015	(48)	—	6	—	—	(42)
2014	(28)	—	(20)	—	—	(48)

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

HUMANA INC.

By:	/s/ BRIAN A. KANE
Brian A. Kane
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. KANE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2017
Brian A. Kane

/s/ CYNTHIA H. ZIPPERLE	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 17, 2017
Cynthia H. Zipperle

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 17, 2017
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 17, 2017
Kurt J. Hilzinger

/s/ FRANK A. D’AMELIO	Director	February 17, 2017
Frank A. D’Amelio

/s/ W. ROY DUNBAR	Director	February 17, 2017
W. Roy Dunbar

/s/ DAVID A. JONES, JR.	Director	February 17, 2017
David A. Jones, Jr.

/s/ WILLIAM J. MCDONALD	Director	February 17, 2017
William J. McDonald

/s/ WILLIAM E. MITCHELL	Director	February 17, 2017
William E. Mitchell

/s/ DAVID B. NASH, M.D.	Director	February 17, 2017
David B. Nash, M.D.

/s/ JAMES J. O’BRIEN	Director	February 17, 2017
James J. O’Brien

/s/ MARISSA T. PETERSON	Director	February 17, 2017
Marissa T. Peterson