Form 10-Q
period 2017-03-31
HUMANA INC
filed 2017-05-03
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2017
$0.16 2/3 par value	144,314,925 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2017

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,425	$3,877
Investment securities	8,205	7,595
Receivables, less allowance for doubtful accounts of $113 in 2017 and $118 in 2016:	1,838	1,280
Other current assets	3,849	3,438
Total current assets	22,317	16,190
Property and equipment, net	1,525	1,505
Long-term investment securities	2,424	2,203
Goodwill	3,279	3,272
Other long-term assets	2,167	2,226
Total assets	$31,712	$25,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,761	$4,563
Trade accounts payable and accrued expenses	4,675	2,467
Book overdraft	178	212
Unearned revenues	3,420	280
Short-term borrowings	470	300
Total current liabilities	13,504	7,822
Long-term debt	4,780	3,792
Future policy benefits payable	2,827	2,834
Other long-term liabilities	367	263
Total liabilities	21,478	14,711
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,565,891 shares issued at March 31, 2017 and 198,495,007 shares issued at December 31, 2016	33	33
Capital in excess of par value	2,246	2,562
Retained earnings	12,509	11,454
Accumulated other comprehensive loss	(58)	(66)
Treasury stock, at cost, 54,250,966 shares at March 31, 2017 and 49,189,811 shares at December 31, 2016	(4,496)	(3,298)
Total stockholders’ equity	10,234	10,685
Total liabilities and stockholders’ equity	$31,712	$25,396
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in millions, except per share results)
Revenues:
Premiums	$13,398	$13,440
Services	253	260
Investment income	111	100
Total revenues	13,762	13,800
Operating expenses:
Benefits	11,326	11,397
Operating costs	1,553	1,734
Merger termination fee and related costs, net	(947)	34
Depreciation and amortization	92	88
Total operating expenses	12,024	13,253
Income from operations	1,738	547
Interest expense	49	47
Income before income taxes	1,689	500
Provision for income taxes	574	246
Net income	$1,115	$254
Basic earnings per common share	$7.54	$1.70
Diluted earnings per common share	$7.49	$1.68
Dividends declared per common share	$0.40	$0.29
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in millions)
Net income	$1,115	$254
Other comprehensive income:
Change in gross unrealized investment gains/losses	38	48
Effect of income taxes	(14)	(17)
Total change in unrealized investment gains/losses, net of tax	24	31
Reclassification adjustment for net realized gains included in investment income	(26)	(20)
Effect of income taxes	10	7
Total reclassification adjustment, net of tax	(16)	(13)
Other comprehensive income, net of tax	8	18
Comprehensive income	$1,123	$272
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$1,115	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(26)	(20)
Stock-based compensation	26	23
Depreciation	100	94
Other intangible amortization	18	21
Provision for deferred income taxes	29	15
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(558)	(576)
Other assets	(415)	(685)
Benefits payable	198	138
Other liabilities	542	1,210
Unearned revenues	3,140	(4)
Other, net	36	32
Net cash provided by operating activities	4,205	502
Cash flows from investing activities
Acquisitions, net of cash acquired	(7)	—
Purchases of property and equipment	(122)	(125)
Purchases of investment securities	(1,876)	(1,430)
Maturities of investment securities	284	213
Proceeds from sales of investment securities	795	914
Net cash used in investing activities	(926)	(428)
Cash flows from financing activities
Receipts from contract deposits, net	1,730	318
Proceeds from issuance of senior notes, net	991	—
Proceeds from issuance of commercial paper, net	169	—
Change in book overdraft	(34)	(44)
Common stock repurchases	(1,574)	(71)
Dividends paid	(47)	(47)
Proceeds from stock option exercises and other	34	—
Net cash provided by financing activities	1,269	156
Increase in cash and cash equivalents	4,548	230
Cash and cash equivalents at beginning of period	3,877	2,571
Cash and cash equivalents at end of period	$8,425	$2,801
Supplemental cash flow disclosures:
Interest payments	$10	$10
Income tax (refunds) payments, net	$(4)	$5
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2016, that was filed with the Securities and Exchange Commission, or the SEC, on February 17, 2017. We refer to the Form 10-K as the “2016 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, future policy benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2016 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which set forth the terms and conditions under which we agreed to merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger.
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
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. On February 16, 2017, under terms of the Merger Agreement, we received a breakup fee of $1 billion from Aetna , which is included in our condensed consolidated statement of income in the line captioned Merger termination fee and related costs, net. Prior period Merger related transaction costs, previously included in operating costs, have been recast to conform to the 2017 presentation.
Business Segment Reclassifications
During the three months ended March 31, 2017, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and our previously announced planned exit from

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the individual commercial medical business on January 1, 2018. Additionally, we renamed our Group segment to the Group and Specialty segment, and began presenting the individual commercial business results as a separate segment rather than as part of the Retail segment. Specialty health insurance benefits, including dental, vision, other supplement health, and financial protection products, marketed to individuals are now included in the Group and Specialty segment. Specialty health insurance benefits marketed to employer groups continue to be included in the Group and Specialty segment. As a result of this realignment, our reportable segments now include Retail, Group and Specialty, Healthcare Services, and Individual Commercial. Prior period segment financial information has been recast to conform to the 2017 presentation. See Note 15 for segment financial information.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 98% of our consolidated external revenues for 2016, are not included in the scope of the new guidance. We are analyzing how we may recognize revenue under the new guidance by reviewing selected sample contracts presently in place. The new guidance is effective for us beginning with annual and interim periods in 2018. While we expect revenue related to our Pharmacy, Provider Services, ASO and other services businesses to remain primarily unchanged, we are still evaluating the impact of the new guidance on the customer arrangements for these businesses. Accordingly, we continue to evaluate the impact of the new standard on our results of operations, financial condition and cash flows.
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
In March 2017, the FASB issued new guidance that amends the accounting for premium amortization on purchased callable debt securities by shortening the amortization period. This amended guidance requires the premium to be amortized to the earliest call date. The new guidance is effective for us beginning with annual and interim periods in 2019. We do not expect adoption of this guidance will have a material impact on our results of operations, financial condition and cash flows.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. ACQUISITIONS AND DIVESTITURES
During 2017 and 2016, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in the first quarter of 2017 and 2016 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2017 and December 31, 2016, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$833	$—	$(12)	$821
Mortgage-backed securities	1,645	4	(31)	1,618
Tax-exempt municipal securities	3,408	9	(48)	3,369
Mortgage-backed securities:
Residential	8	—	—	8
Commercial	412	1	(4)	409
Asset-backed securities	132	—	—	132
Corporate debt securities	4,198	144	(70)	4,272
Total debt securities	$10,636	$158	$(165)	$10,629

December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$800	$1	$(15)	$786
Mortgage-backed securities	1,662	6	(31)	1,637
Tax-exempt municipal securities	3,358	15	(68)	3,305
Mortgage-backed securities:
Residential	9	—	—	9
Commercial	307	1	(4)	304
Asset-backed securities	160	—	—	160
Corporate debt securities	3,530	145	(78)	3,597
Total debt securities	$9,826	$168	$(196)	$9,798

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2017 and December 31, 2016, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$705	$(12)	$3	$—	$708	$(12)
Mortgage-backed securities	1,565	(31)	3	—	1,568	(31)
Tax-exempt municipal securities	2,493	(47)	25	(1)	2,518	(48)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	190	(3)	8	(1)	198	(4)
Asset-backed securities	65	—	52	—	117	—
Corporate debt securities	1,710	(65)	70	(5)	1,780	(70)
Total debt securities	$6,728	$(158)	$165	$(7)	$6,893	$(165)

December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697	$(15)	$3	$—	$700	$(15)
Mortgage-backed securities	1,528	(31)	3	—	1,531	(31)
Tax-exempt municipal securities	2,756	(67)	43	(1)	2,799	(68)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	182	(3)	24	(1)	206	(4)
Asset-backed securities	51	—	63	—	114	—
Corporate debt securities	1,544	(71)	69	(7)	1,613	(78)
Total debt securities	$6,758	$(187)	$209	$(9)	$6,967	$(196)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at March 31, 2017. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. In addition, 2% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

S&P credit rating of AA- exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 970 positions out of a total of approximately 2,220 positions at March 31, 2017. All issuers of securities we own that were trading at an unrealized loss at March 31, 2017 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At March 31, 2017, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2017.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in millions)
Gross realized gains	$27	$31
Gross realized losses	(1)	(11)
Net realized capital gains	$26	$20
There were no material other-than-temporary impairments for the three months ended March 31, 2017 or 2016.
The contractual maturities of debt securities available for sale at March 31, 2017, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$561	$562
Due after one year through five years	2,764	2,770
Due after five years through ten years	2,188	2,153
Due after ten years	2,926	2,977
Mortgage and asset-backed securities	2,197	2,167
Total debt securities	$10,636	$10,629

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2017 and December 31, 2016, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2017
Cash equivalents	$8,034	$8,034	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	821	—	821	—
Mortgage-backed securities	1,618	—	1,618	—
Tax-exempt municipal securities	3,369	—	3,366	3
Mortgage-backed securities:
Residential	8	—	8	—
Commercial	409	—	409	—
Asset-backed securities	132	—	132	—
Corporate debt securities	4,272	—	4,268	4
Total debt securities	10,629	—	10,622	7
Total invested assets	$18,663	$8,034	$10,622	$7

December 31, 2016
Cash equivalents	$3,654	$3,654	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	786	—	786	—
Mortgage-backed securities	1,637	—	1,637	—
Tax-exempt municipal securities	3,305	—	3,302	3
Mortgage-backed securities:
Residential	9	—	9	—
Commercial	304	—	304	—
Asset-backed securities	160	—	160	—
Corporate debt securities	3,597	—	3,593	4
Total debt securities	9,798	—	9,791	7
Total invested assets	$13,452	$3,654	$9,791	$7

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or 2016.
Our Level 3 assets had a fair value of $7 million at March 31, 2017, or 0.04% of our total invested assets. During the three months ended March 31, 2017 and 2016, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31,
	2017			2016
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$4	$3	$7	$6	$5	$11
Settlements	—	—	—	—	(2)	(2)
Balance at March 31	$4	$3	$7	$6	$3	$9
Financial Liabilities
Our long-term debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our long-term debt outstanding, net of unamortized debt issuance costs, was $4,780 million at March 31, 2017 and $3,792 million at December 31, 2016. The fair value of our long-term debt was $5,052 million at March 31, 2017 and $4,004 million at December 31, 2016. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $470 million as of March 31, 2017 and $300 million as of December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed the acquisition of certain health and wellness related businesses during the first quarter of 2017 and 2016. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2017 or 2016.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2016 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2017 and December 31, 2016. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	March 31, 2017		December 31, 2016
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$8	$1,044	$8	$1,001
Trade accounts payable and accrued expenses	(126)	(1,895)	(158)	(128)
Net current (liability) asset	(118)	(851)	(150)	873
Other long-term assets	12	—	—	—
Other long-term liabilities	(74)	—	—	—
Net long-term liability	(62)	—	—	—
Total net (liability) asset	$(180)	$(851)	$(150)	$873
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs effective January 1, 2014, including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2016 Form 10-K. Operating results for our individual commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 to improve the profitability of our individual commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our then assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve, or PDR) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. In the first quarter of 2016, we applied $13 million current period results to the PDR liability. There is no premium deficiency reserve in 2017.
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against the U.S. Department of Health and Human Services, or HHS, to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through March 31, 2017, we collected approximately $37 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the risk corridor program.

On February 14, 2017, we announced we are exiting our individual commercial medical business January 1, 2018. As discussed previously, we have worked over the past several years to address market and programmatic challenges in order to keep coverage options available wherever we could offer a viable product. This has included pursuing business changes, such as modifying networks, restructuring product offerings, reducing the company’s geographic footprint and increasing premiums. All of these actions were taken with the expectation that our individual commercial medical business would stabilize to the point where we could continue to participate in the program. However, based on our analysis of data associated with our healthcare exchange membership following the 2017 open enrollment period, we saw further signs of an unbalanced risk pool. Therefore, we decided that we cannot continue to offer this coverage and plan to exit this business commencing January 1, 2018.

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at March 31, 2017 and December 31, 2016. Amounts classified as long-term represent settlements that we expect to exceed 12 months at March 31, 2017.

	March 31, 2017		December 31, 2016
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Adjustment Settlement	Reinsurance Recoverables
	(in millions)
Prior Coverage Years
Premiums receivable	$320	$—	$307	$—
Other current assets	—	207	—	260
Trade accounts payable and accrued expenses	(124)	—	(117)	—
Net current asset	196	207	190	260
Other long-term assets	—	—	6	—
Total prior coverage years' net asset	196	207	196	260
Current Coverage Year
Other long-term assets	17	—	—	—
Other long-term liabilities	(26)	—	—	—
Total 2017 coverage year net liability	(9)	—	—	—
Total net asset	$187	$207	$196	$260
During the three months ended March 31, 2017, we received $60 million for reinsurance recoverables and $2 million for risk adjustment settlements, in each case associated with prior coverage years. During the three months ended March 31, 2016, we received $213 million for reinsurance recoverables and $6 million for risk adjustment and risk corridor settlements associated with prior coverage years.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The annual health insurance industry fee has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018. In September 2016, we paid the federal government $916 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. Each year on January 1, except for 2017, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $227 million for the three months ended March 31, 2016, resulting from the amortization of the 2016 annual health insurance industry fee.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2017 business segment reclassifications as discussed in Note 1. There was no impairment. Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2017 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2017	$1,059	$261	$1,952	$3,272
Acquisitions	—	—	7	7
Balance at March 31, 2017	$1,059	$261	$1,959	$3,279
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.

		March 31, 2017			December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.8 years	$566	$360	$206	$566	$347	$219
Trade names and technology	8.2 years	104	72	32	104	69	35
Provider contracts	14.1 years	51	30	21	51	29	22
Noncompetes and other	8.2 years	32	29	3	32	28	4
Total other intangible assets	9.8 years	$753	$491	$262	$753	$473	$280

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the three months ended March 31, 2017 and 2016, amortization expense for other intangible assets was approximately $18 million and $21 million, respectively. The following table presents our estimate of amortization expense for 2017 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2017	$71
2018	63
2019	52
2020	48
2021	14
2022	11
9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
	(in millions)
Balances at January 1	$4,563	$4,976
Less: Premium deficiency reserve	—	(176)
Less: Reinsurance recoverables	(76)	(85)
Balances at January 1, net	4,487	4,715
Incurred related to:
Current year	11,580	11,751
Prior years	(231)	(340)
Total incurred	11,349	11,411
Paid related to:
Current year	(7,695)	(7,692)
Prior years	(3,451)	(3,576)
Total paid	(11,146)	(11,268)
Premium deficiency reserve	—	189
Reinsurance recoverable	71	67
Ending Balance	$4,761	$5,114
Amounts incurred related to prior periods vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Benefits expense excluded from the previous table was as follows for the three months ended March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
	(in millions)
Premium deficiency reserve - Individual Commercial	$—	$13
Military services	—	3
Future policy benefits:
Individual Commercial	(33)	(40)
Other Businesses	10	10
Total future policy benefits	(23)	(30)
Total	$(23)	$(14)
Military services benefits expense for the three months ended March 31, 2016 in the table above reflect expenses associated with our contracts with the Veterans Administration.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail, Group and Specialty, and Individual Commercial segments as of March 31, 2017 and 2016, net of reinsurance and the total of IBNR included within the net incurred claims amounts.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
	(in millions)
Balances at January 1	$3,507	$3,600
Less: Reinsurance recoverables	(76)	(85)
Balances at January 1, net	3,431	3,515
Incurred related to:
Current year	10,255	9,851
Prior years	(204)	(218)
Total incurred	10,051	9,633
Paid related to:
Current year	(7,014)	(6,706)
Prior years	(2,572)	(2,685)
Total paid	(9,586)	(9,391)
Reinsurance recoverable	71	67
Ending Balance	$3,967	$3,824
At March 31, 2017, benefits payable for our Retail segment included IBNR of approximately $2.7 billion, primarily associated with claims incurred in 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
	(in millions)
Balances at January 1	$578	$616
Incurred related to:
Current year	1,306	1,260
Prior years	(20)	(41)
Total incurred	1,286	1,219
Paid related to:
Current year	(824)	(728)
Prior years	(493)	(502)
Total paid	(1,317)	(1,230)
Ending Balance	$547	$605
At March 31, 2017, benefits payable for our Group and Specialty segment included IBNR of approximately $468 million, primarily associated with claims incurred in 2017.

Individual Commercial Segment
Activity in benefits payable for our Individual Commercial segment was as follows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
	(in millions)
Balances at January 1	$454	$740
Less: Premium deficiency reserve	—	(176)
Balances at January 1, net	454	564
Incurred related to:
Current year	185	826
Prior years	(6)	(80)
Total incurred	179	746
Paid related to:
Current year	(49)	(465)
Prior years	(363)	(370)
Total paid	(412)	(835)
Premium deficiency reserve	—	189
Ending Balance	$221	$664

At March 31, 2017, benefits payable for our Individual Commercial segment included IBNR of approximately $169 million, primarily associated with claims incurred in 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

March 31,
2017
Net outstanding liabilities
Retail	$3,896
Group and Specialty	547
Individual Commercial	221
Other Businesses	26
Benefits payable, net of reinsurance	4,690

Reinsurance recoverable on unpaid claims
Retail	71
Total reinsurance recoverable on unpaid claims	71

Total benefits payable, gross	$4,761

10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$1,115	$254
Weighted average outstanding shares of common stock used to compute basic earnings per common share	147,824	149,161
Dilutive effect of:
Employee stock options	199	218
Restricted stock	849	1,517
Shares used to compute diluted earnings per common share	148,872	150,896
Basic earnings per common share	$7.54	$1.70
Diluted earnings per common share	$7.49	$1.68
Number of antidilutive stock options and restricted stock excluded from computation	938	1,285

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2016 and 2017 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43
10/13/2016	10/28/2016	$0.29	$43
2017 payments
1/12/2017	1/27/2017	$0.29	$43
3/31/2017	4/28/2017	$0.40	$58
On April 20, 2017, the Board declared a cash dividend of $0.40 per share payable on July 31, 2017 to stockholders of record on June 30, 2017.
Stock Repurchases
On February 14, 2017 our Board of Directors replaced a previous share repurchase authorization of up to $2 billion, of which $1.04 billion remained unused, with a new authorization for repurchases of up to $2.25 billion of our common shares expiring on December 31, 2017 exclusive of shares repurchased in connection with employee stock plans. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions, including pursuant to accelerated share repurchase agreements with investment banks, subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was $1.05 billion as of May 3, 2017, which includes $300 million of stock held back as part of the accelerated share repurchase agreement as more fully described below.
On February 16, 2017, we entered into an accelerated share repurchase agreement, or ASR Agreement, with Goldman, Sachs & Co. LLC, or Goldman Sachs, to repurchase $1.5 billion of our common stock as part of the $2.25 billion share repurchase program referred to above. Under the ASR Agreement, on February 22, 2017, we made a payment of $1.5 billion to Goldman Sachs from available cash on hand and received an initial delivery of 5.83 million shares of our common stock from Goldman Sachs based on the then current market price of Humana common stock. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $1.2 billion increase in treasury stock, which reflected the value of the initial 5.83 million shares received upon initial settlement, and a $300 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the ASR Agreement. The final number of shares that we may receive, or be required to remit, under the ASR agreement will be determined based on the daily volume-weighted average share price of our common stock over the term of the ASR agreement. Final settlement under the ASR agreement is expected to occur by the end of the third quarter of 2017. The ASR agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms upon certain specified events, the circumstances generally under which final settlement of the ASR Agreement may be accelerated or extended or the ASR agreement may be terminated early by Goldman Sachs or Humana, and various acknowledgments and representations made by the parties to each other. At final settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from Goldman Sachs or we may be required to make a payment. If we are obligated to make payment, we may elect to satisfy such obligation in cash or shares of our common stock. The obligation of Goldman Sachs under the ASR agreement is guaranteed by The Goldman Sachs Group, Inc.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In connection with employee stock plans, we acquired 0.35 million common shares for $74 million and 0.43 million common shares for $71 million during the three months ended March 31, 2017 and 2016, respectively.
Treasury Stock Reissuance
We reissued 1.13 million shares of treasury stock during the three months ended March 31, 2017 at a cost of $76 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized losses, net of tax, on our investment securities of $4 million at March 31, 2017 and $17 million at December 31, 2016. In addition, accumulated other comprehensive income included $54 million, net of tax, at March 31, 2017 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was $49 million such liability, net of tax, at December 31, 2016. Refer to Note 18 to the consolidated financial statements in our 2016 Form 10-K for further discussion of our long-term care insurance policies.
12. INCOME TAXES
The effective income tax rate was 34.0% for the three months ended March 31, 2017, compared to 49.2% for the three months ended March 31, 2016 primarily due to the 2017 temporary suspension of the non-deductible health insurance industry fee as well as previously non-deductible transaction costs that, as a result of termination of the Merger Agreement, became deductible for tax purposes and were recorded as such in the three months ended March 31, 2017.
13.  DEBT
The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in millions)
Senior notes:
$500 million, 7.20% due June 15, 2018	$501	$501
$300 million, 6.30% due August 1, 2018	304	304
$400 million, 2.625% due October 1, 2019	398	398
$600 million, 3.15% due December 1, 2022	595	595
$600 million, 3.85% due October 1, 2024	595	595
$600 million, 3.95% due March 15, 2027	594	—
$250 million, 8.15% due June 15, 2038	263	264
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	—
Total long-term debt	$4,780	$3,792

Senior Notes

In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 31, 2017, were $991 million. We intend to use the net proceeds from these issuances for general corporate purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $22 million as of March 31, 2017 and $23 million as of December 31, 2016.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $9.5 billion at March 31, 2017 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.2 billion and an actual leverage ratio of 1.3:1, as measured in accordance with the credit agreement as of March 31, 2017. In addition, the credit agreement includes an uncommitted $250 million incremental loan facility.
At March 31, 2017, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of March 31, 2017, we had $1.0 billion of remaining borrowing capacity under the credit agreement, none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount outstanding under the program at any time not to exceed $1 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2017 was $500 million. There were outstanding borrowings of $470 million at March 31, 2017 and $300 million at December 31, 2016.
14. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 78% of our total premiums and services revenue for the three months ended March 31, 2017, primarily consisted of products covered under the Medicare Advantage and

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. Our bids for the 2018 calendar year are due by June 5, 2017.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997(BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnosis data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017. In April 2017 CMS revised the pace of the phase-in. For 2018, 15% of the risk corridor will be calculated from claims data submitted through EDS. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

CMS is continuing to perform audits of various companies’ selected MA contracts related to this risk adjustment diagnosis data. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices which influence the calculation of premium payments to MA plans.
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for an MA contract, if any, the results of the RADV audit sample will be extrapolated to the entire MA contract after a comparison of the audit results to a similar audit of Medicare FFS (we refer to the process of accounting for errors in FFS claims as the "FFS Adjuster"). This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because the government used the Medicare FFS program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to MA plans’ payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the Medicare FFS program data set).
The final RADV extrapolation methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits conducted for contract year 2011 and

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

subsequent years. CMS is currently conducting RADV contract level audits for contract years 2011, 2012, and 2013, in which two, five, and five of our Medicare Advantage plans are being audited, respectively. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited. In recent years, the final reconciliation payment has occurred in July of the calendar year following the payment year, although CMS has stated that this year's final payment will occur in October.
Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For- Service business which we used to represent a proxy of the FFS Adjuster which has not yet been released. We based our accrual of estimated audit settlements for each contract year on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. We report the results of these internal contract level audits to CMS, including identified overpayments, if any. However, as indicated, we are awaiting additional guidance from CMS regarding the FFS Adjuster. Accordingly, we cannot determine whether such RADV audits will have a material adverse effect on our results of operations, financial position, or cash flows.
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
At March 31, 2017, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2017, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which was set to expire on March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option, including an option to extend for a sixth year through March 31, 2018. On March 2, 2017, we received notice that the Defense Health Agency, or DHA, had exercised its option to extend the TRICARE South Region contract for that sixth year. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the new TRICARE East Region, which is a consolidation of the former North and South Regions, with delivery of health care services expected to commence on October 1, 2017. On March 30, 2017, we received notice that the DHA is moving the date upon which delivery of health care services is expected to commence under the new TRICARE East Region contract from October 1, 2017, to January 1, 2018. We expect the sixth option period under the current TRICARE South Region contract would be terminated in the event that delivery of health care services under the new TRICARE East Region contract commences prior to March 31, 2018. The next generation East Region and West Region contract awards are currently subject to protests by an unsuccessful bidder in the U.S. Court of Federal Claims and before the DHA.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the three months ended March 31, 2017. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois.
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
(Unaudited)

Legal Proceedings and Certain Regulatory Matters
Florida Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. The individual plaintiff has filed a fourth and fifth amended complaint, both of which have been dismissed, and the third amended complaint has been ordered operative by the Court. The Court has ordered trial to commence on November 13, 2017. We continue to cooperate with and respond to information requests from the U.S. Attorney’s office. These matters could result in additional qui tam litigation.
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
Litigation Related to the Merger
Shareholder Action
In connection with the terminated Merger Agreement with Aetna Inc., which we refer to as the Merger, three putative class action complaints were filed by purported Humana stockholders challenging the Merger, two in the Circuit Court of Jefferson County, Kentucky and one in the Court of Chancery of the State of Delaware. The complaints are captioned Solak v. Broussard et al., Civ. Act. No. 15CI03374 (Kentucky state court), Litwin v. Broussard et al., Civ. Act. No. 15CI04054 (Kentucky state court) and Scott v. Humana Inc. et al., C.A. No. 11323-VCL (Delaware state court). The complaints named as defendants each member of Humana’s board of directors, Aetna, and, in the case of the Delaware complaint, Humana. Following the termination of the Merger Agreement, each of the stockholder actions was voluntarily dismissed without prejudice by the plaintiffs as moot.
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
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate and payment disputes, failure to disclose network

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For example, a number of hospitals and other providers have asserted that, under their network provider contracts, we are not entitled to reduce Medicare Advantage payments to these providers in connection with changes in Medicare payment systems and in accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges have led and could lead to arbitration demands or other litigation. Also, under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. Penn Treaty is a financially distressed unaffiliated long-term care insurance company. On March 1, 2017, a court ordered the liquidation of Penn Treaty which triggered assessments from state guaranty associations that resulted in our recording a $54 million estimate in operating costs in the three months ended March 31, 2017.

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
A limited number of the claims asserted against us are subject to insurance coverage. Personal injury claims, claims for extra contractual damages, care delivery malpractice, and claims arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent that claimants seek punitive damages, which may not be covered by insurance in certain states in which insurance coverage for punitive damages is not permitted. In addition, insurance coverage for all or certain forms of liability has become increasingly costly and may become unavailable or prohibitively expensive in the future.
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
15. SEGMENT INFORMATION
During the three months ended March 31, 2017, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and our previously announced planned exit from the individual commercial medical business on January 1, 2018. Additionally, we renamed our Group segment to the Group and Specialty segment, and began presenting the individual commercial business results as a separate segment rather than as part of the Retail segment. Specialty health insurance benefits, including dental, vision, other supplement health, and financial protection products, marketed to individuals are now included in the Group and Specialty segment. Specialty health insurance benefits marketed to employer groups continue to be included in the Group and Specialty

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

segment. As a result of this realignment, our reportable segments now include Retail, Group and Specialty, Healthcare Services, and Individual Commercial. Prior period segment financial information has been recast to conform to the 2017 presentation.
We manage our business with four reportable segments: Retail, Group and Specialty, Healthcare Services and Individual Commercial. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits and financial protection products, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, as well as services and capabilities to promote wellness and advance population health. The Individual Commercial segment consists of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses which do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
Our Healthcare Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of Humana Pharmacy, Inc., our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the government (subsidies), plus any associated administrative fees. Services revenues related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, contracting with retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Healthcare Services segment reports revenues on a gross basis, including co-share amounts from members collected by third party retail pharmacies at the point of service.
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.0 billion and $2.9 billion for the three months ended March 31, 2017 and 2016, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $26 million and $27 million for the three months ended March 31, 2017 and 2016, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2016 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail, Group and Specialty, and Individual Commercial segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three and three months ended March 31, 2017 and 2016:

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2017
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,376	$—	$—	$—	$—	$—	$8,376
Group Medicare Advantage	1,318	—	—	—	—	—	1,318
Medicare stand-alone PDP	941	—	—	—	—	—	941
Total Medicare	10,635	—	—	—	—	—	10,635
Fully-insured	118	1,378	—	283	—	—	1,779
Specialty	—	322	—	—	—	—	322
Medicaid and other	653	—	—	—	9	—	662
Total premiums	11,406	1,700	—	283	9	—	13,398
Services revenue:
Provider	—	—	70	—	—	—	70
ASO and other	2	161	—	—	2	—	165
Pharmacy	—	—	18	—	—	—	18
Total services revenue	2	161	88	—	2	—	253
Total revenues - external customers	11,408	1,861	88	283	11	—	13,651
Intersegment revenues
Services	—	5	4,310	—	—	(4,315)	—
Products	—	—	1,552	—	—	(1,552)	—
Total intersegment revenues	—	5	5,862	—	—	(5,867)	—
Investment income	25	11	8	1	21	45	111
Total revenues	11,433	1,877	5,958	284	32	(5,822)	13,762
Operating expenses:
Benefits	10,051	1,286	—	156	29	(196)	11,326
Operating costs	954	399	5,680	62	4	(5,546)	1,553
Merger termination fee and related costs, net	—	—	—	—	—	(947)	(947)
Depreciation and amortization	58	21	34	3	—	(24)	92
Total operating expenses	11,063	1,706	5,714	221	33	(6,713)	12,024
Income (loss) from operations	370	171	244	63	(1)	891	1,738
Interest expense	—	—	—	—	—	49	49
Income (loss) before income taxes	$370	$171	$244	$63	$(1)	$842	$1,689

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,027	$—	$—	$—	$—	$—	$8,027
Group Medicare Advantage	1,077	—	—	—	—	—	1,077
Medicare stand-alone PDP	1,039	—	—	—	—	—	1,039
Total Medicare	10,143	—	—	—	—	—	10,143
Fully-insured	104	1,337	—	893	—	—	2,334
Specialty	—	318	—	—	—	—	318
Medicaid and other	630	5	—	—	10	—	645
Total premiums	10,877	1,660	—	893	10	—	13,440
Services revenue:
Provider	—	—	71	—	—	—	71
ASO and other	1	177	1	—	3	—	182
Pharmacy	—	—	7	—	—	—	7
Total services revenue	1	177	79	—	3	—	260
Total revenues - external customers	10,878	1,837	79	893	13	—	13,700
Intersegment revenues
Services	—	6	4,784	—	—	(4,790)	—
Products	—	—	1,360	—	—	(1,360)	—
Total intersegment revenues	—	6	6,144	—	—	(6,150)	—
Investment income	24	6	7	2	15	46	100
Total revenues	10,902	1,849	6,230	895	28	(6,104)	13,800
Operating expenses:
Benefits	9,633	1,222	—	729	25	(212)	11,397
Operating costs	1,082	434	5,942	169	4	(5,897)	1,734
Merger termination fee and related costs, net	—	—	—	—	—	34	34
Depreciation and amortization	46	21	36	9	—	(24)	88
Total operating expenses	10,761	1,677	5,978	907	29	(6,099)	13,253
Income (loss) from operations	141	172	252	(12)	(1)	(5)	547
Interest expense	—	—	—	—	—	47	47
Income (loss) before income taxes	$141	$172	$252	$(12)	$(1)	$(52)	$500

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2016 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 17, 2017, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
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
Our industry relies on two key statistics to measure performance. The benefit ratio, which is computed by taking total benefits expense as a percentage of premiums revenue, represents a statistic used to measure underwriting profitability. The operating cost ratio, which is computed by taking total operating costs, excluding Merger termination fee and related costs, net, and depreciation and amortization, as a percentage of total revenue less investment income, represents a statistic used to measure administrative spending efficiency.
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which set forth the terms and conditions under which we agreed to merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger.
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
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. On February 16, 2017, under terms of the Merger Agreement, we received a breakup fee of $1 billion from Aetna , which is included in our condensed consolidated statement of income in the line captioned Merger termination fee and related costs, net.

Business Segments
During the three months ended March 31, 2017, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and our previously announced planned exit from the individual commercial medical business on January 1, 2018. Additionally, we renamed our Group segment to the Group and Specialty segment, and began presenting the individual commercial business results as a separate segment rather than as part of the Retail segment. Specialty health insurance benefits, including dental, vision, other supplement health, and financial protection products, marketed to individuals are now included in the Group and Specialty segment. Specialty health insurance benefits marketed to employer groups continue to be included in the Group and Specialty segment. As a result of this realignment, our reportable segments now include Retail, Group and Specialty, Healthcare Services, and Individual Commercial. Prior period segment financial information has been recast to conform to the 2017 presentation. See Note 15 for segment financial information.
We manage our business with four reportable segments: Retail, Group and Specialty, Healthcare Services and Individual Commercial. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, collectively our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits and financial protection products, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, as well as services and capabilities to promote wellness and advance population health. The Individual Commercial segment consists of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses which do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
The results of each segment are measured by income before income taxes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail, Group and Specialty, and Individual Commercial segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
Seasonality
One of the product offerings of our Retail segment is Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. Our quarterly Retail segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low-

income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affects the quarterly benefit ratio pattern.
In addition, the Retail segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season.
Our Group and Specialty segment also experiences seasonality in the benefit ratio pattern. However, the effect is opposite of Medicare stand-alone PDP in the Retail segment, with the Group and Specialty segment’s benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses.
Certain of our fully-insured individual commercial medical products in our Individual Commercial segment experience seasonality in the benefit ratio akin to the Group and Specialty segment, including the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers. As previously underwritten members transition, it results in policy lapses and the release of reserves for future policy benefits partially offset by the recognition of previously deferred acquisition costs. The recognition of a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law in the fourth quarter of 2015, and subsequent changes in estimate, also impacted the quarterly benefit ratio pattern for this business in 2016.
2017 Highlights
Consolidated

•
Our consolidated pretax results for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, were primarily impacted by the net gain associated with the terminated Merger Agreement, mainly the break-up fee, and higher Retail segment earnings year-over-year.

•
Year-over-year comparisons of diluted earnings per common share reflect the same factors impacting our consolidated pretax income comparisons year-over-year as well as the beneficial effect of the lower effective tax rate in light of pricing and benefit design assumptions associated with the 2017 temporary suspension of the health insurance industry fee. In addition the year-over-year comparisons were favorably impacted by lower number of shares, primarily reflecting share repurchases.

•
Our 2017 results through March 31, 2017 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2017, approximately 1,827,600 members, or 64.4%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,816,300 members, or 64.0%, at December 31, 2016 and 1,715,100 members, or 61.1%, at March 31, 2016.

•
We recorded a net gain associated with the terminated Merger Agreement, consisting primarily of the break-up fee, of approximately $947 million, or $4.26 per diluted common share during the three months ended March 31, 2017. We recorded transaction costs in connection with the Merger of approximately $34 million, or $0.21 per diluted common share during the three months ended March 31, 2016. Certain costs associated with the Merger were previously not deductible for tax purposes, but became deductible, and were recorded as such in the three months ended March 31, 2017 as a result of the termination of the Merger Agreement.

•
The annual health insurance industry fee has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018. Operating cost associated with the health insurer fee attributable to the three months ended March 31, 2016 was $227 million. This fee is not deductible for tax purposes, which significantly increases our effective income tax rate. The one-year suspension in 2017 of the health insurer fee has significantly reduced our operating costs and effective tax rate during the three months ended March 31, 2017.

•
On February 14, 2017, we announced we are exiting our individual commercial medical business January 1, 2018. As discussed previously, we have worked over the past several years to address market and programmatic challenges in order to keep coverage options available wherever we could offer a viable product. This has included pursuing business changes, such as modifying networks, restructuring product offerings, reducing the company’s geographic footprint and increasing premiums. All of these actions were taken with the expectation that our individual commercial medical business would stabilize to the point where we could continue to participate in the program. However, based on our analysis of data associated with our healthcare exchange membership following the 2017 open enrollment period, we saw further signs of an unbalanced risk pool. Therefore, we decided that we cannot continue to offer this coverage and plan to exit this business commencing January 1, 2018. The 2017 quarter includes pretax income from our individual commercial business of $63 million, or $0.27 per diluted common share.

•
On March 1, 2017, a court ordered the liquidation of Penn Treaty (an unaffiliated long-term care insurance company) which triggered assessments from state guaranty associations that resulted in our recording a $54 million, or $0.23 per diluted common share estimate in operating costs in the three months ended March 31, 2017.

•
During the three months ended March 31, 2017, operating cash flow provided by operations was $4.2 billion as compared to $502 million for the three months ended March 31, 2016. Our operating cash flows for the three months ended March 31, 2017 were significantly impacted by the early receipt of the Medicare premium remittance for April 2017 of $3.1 billion in March 2017 because the payment date of April 1, 2017 fell on a weekend. Our operating cash flows were also significantly impacted by the $1 billion receipt of the Merger termination fee. Excluding the timing of the Medicare premium remittance and the Merger termination fee, our operating cash flows were negatively impacted by the timing of working capital items partially offset by higher earnings. See further discussion under the section titled "Liquidity" in this report.

Retail

•
On April 3, 2017 CMS issued its announcement of 2018 Medicare Advantage Capitation Rates and Medicare Advantage and Part D payment policies and Final Call Letter, which we refer to collectively as the Final Rate Notice. We expect the Final Rate Notice to result in a 0.45% rate increase for Humana versus CMS’ estimate for the sector of 0.85% increase on a comparable basis. The rate increase excludes the impact of Star quality bonus ratings, the impact of encounter data weighting in risk score calculations and estimates of changes in revenue associated with increased accuracy of risk coding. The primary difference between the estimates is the impact of fee-for-service county rebasing/re-pricing by CMS.

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

We believe that the decline is primarily attributable to the impact of lower scores for certain Stars measures as a result of our 2015 comprehensive program audit by CMS. The Civil Monetary Penalty imposed by CMS following the audit resulted in a significant reduction to the Beneficiary Access and Plan Performance, or BAPP, measure. Additionally, an issue with the timeliness of appeal decisions noted in the audit resulted in automatic downgrades to two additional Star measures. Moreover, higher threshold levels for certain individual

Star measures as compared to the previous year reduced our ratings on these measures. Thresholds for Star measures are calculated across the sector, without regard to weighted average membership of each plan. Together, these factors more than offset our improved Star rating performance in certain quality measures such as Healthcare Effectiveness Data and Information Set, or HEDIS. Our HEDIS measures, demonstrating the achievement of clinical outcomes, are at record-high results for the company. Accordingly, we believe that our Star ratings for the 2018 bonus year do not accurately reflect our actual performance under certain Star measures.
The ultimate financial impact to us related to 2018 Star bonus revenues is dependent upon multiple variables including, but not limited to, the number of Medicare Advantage members in 4-Star or higher rated plans and the geographic distribution of those members as well as a number of operational initiatives which would serve to mitigate the negative impact of our Star performance. Among those operational initiatives, we continue to evaluate our contract structures for rationalization to mitigate the negative impact on Star bonus revenues for 2018. Star results for the 2018 bonus year are not expected to materially impact our Medicare revenue for 2017 but could be material to 2018 Medicare revenues, pretax results and cash flows.
Group and Specialty Segment

•
On March 2, 2017, we received notice that the Defense Health Agency, or DHA, had exercised its option to extend the TRICARE South Region contract through March 31, 2018. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the new TRICARE East Region, which is a consolidation of the former North and South Regions, with delivery of health care services expected to commence on October 1, 2017. On March 30, 2017, we received notice that the DHA is moving the date upon which delivery of health care services is expected to commence under the new TRICARE East Region contract from October 1, 2017, to January 1, 2018.The next generation East Region and West Region contract awards are currently subject to protests by an unsuccessful bidder in the U.S. Court of Federal Claims and before the DHA.

Healthcare Services Segment

•
At March 31, 2017, approximately 51,300 primary care providers were in value-based (shared risk and path to risk) relationships, an increase of 7% from 47,800 at March 31, 2016 and an increase of 2% from 50,400 at December 31, 2016. At March 31, 2017, 64% of our individual Medicare Advantage members were in value-based relationships compared to 61% at March 31, 2016 and 64% at December 31, 2016.

•
Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic condition management program rose to 1,035,300 at March 31, 2017, an increase of 11% from 931,500 at March 31, 2016, but declined 6% from 1,099,200 at December 31, 2016. We have undergone an optimization process that ensures the appropriate level of member interaction with clinicians to drive quality outcomes leading to reduced segment earnings but higher returns on investment.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee, which is not deductible for income tax purposes, has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018.
In addition, the Health Care Reform Law expands federal oversight of health plan premium rates. Financing for these reforms comes, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in our 2016 Form 10-K.
As noted above, the Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Insurers participating on the health insurance exchanges must offer a minimum level of benefits and are subject to guidelines on setting premium rates and coverage limitations. We may be adversely selected by individuals who have a higher acuity level than the anticipated pool of participants in this market. In addition, the risk corridor, reinsurance, and risk adjustment provisions of the Health Care Reform Law, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. In addition, regulatory changes to the implementation of the Health Care Reform Law that allowed individuals to remain in plans that are not compliant with the Health Care Reform Law or to enroll outside of the annual enrollment period may have an adverse effect on our pool of participants in the health insurance exchange. In addition, states may impose restrictions on our ability to increase rates. All of these factors may have a material adverse effect on our results of operations, financial position, or cash flows if our premiums are not adequate or do not appropriately reflect the acuity of these individuals. Any variation from our expectations regarding acuity, enrollment levels, adverse selection, or other assumptions used in setting premium rates could have a material adverse effect on our results of operations, financial position, and cash flows and could impact our decision to participate or continue in the program in certain states. For 2017, we are offering on-exchange individual commercial medical plans in 11 states, a reduction from the 15 states in which we offered on-exchange coverage in 2016. In addition, we discontinued substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans effective January 1, 2017. As previously discussed, on February 14, 2017, we announced we are exiting our individual commercial medical business January 1, 2018.
If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes, including activities to repeal or replace the Health Care Reform Law or limiting funding of cost-sharing subsidies, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes may occur. We may be unable to adjust our product offerings, geographic footprint, or pricing during any given year such legislative changes occur in sufficient time to mitigate any adverse effects.
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through March 31, 2017, we collected approximately $37 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the risk corridor program. At March 31, 2017, we estimate that we are entitled to collect a total of $613 million from HHS under the commercial risk corridor program for the 2014 through 2016 program years.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail, Group and Specialty, and Individual Commercial segment customers and are described in Note 15 to the condensed consolidated financial statements included in this report.

Comparison of Results of Operations for 2017 and 2016
The following discussion primarily deals with our results of operations for the three months ended March 31, 2017, or the 2017 quarter, and the three months ended March 31, 2016, or the 2016 quarter.
Consolidated

	For the three months ended March 31,		Change
	2017	2016	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$11,406	$10,877	$529	4.9%
Group and Specialty	1,700	1,660	40	2.4%
Individual Commercial	283	893	(610)	(68.3)%
Other Businesses	9	10	(1)	(10.0)%
Total premiums	13,398	13,440	(42)	(0.3)%
Services:
Retail	2	1	1	100.0%
Group and Specialty	161	177	(16)	(9.0)%
Healthcare Services	88	79	9	11.4%
Other Businesses	2	3	(1)	(33.3)%
Total services	253	260	(7)	(2.7)%
Investment income	111	100	11	11.0%
Total revenues	13,762	13,800	(38)	(0.3)%
Operating expenses:
Benefits	11,326	11,397	(71)	(0.6)%
Operating costs	1,553	1,734	(181)	(10.4)%
Merger termination fee and related costs	(947)	34	(981)	(2,885.3)%
Depreciation and amortization	92	88	4	4.5%
Total operating expenses	12,024	13,253	(1,229)	(9.3)%
Income from operations	1,738	547	1,191	217.7%
Interest expense	49	47	2	4.3%
Income before income taxes	1,689	500	1,189	237.8%
Provision for income taxes	574	246	328	133.3%
Net income	$1,115	$254	$861	339.0%
Diluted earnings per common share	$7.49	$1.68	$5.81	345.8%
Benefit ratio (a)	84.5%	84.8%		(0.3)%
Operating cost ratio (b)	11.4%	12.7%		(1.3)%
Effective tax rate	34.0%	49.2%		(15.2)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding Merger termination fee and related costs, net, and depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $1.1 billion, or $7.49 per diluted common share, in the 2017 quarter compared to $254 million, or $1.68 per diluted common share, in the 2016 quarter. The 2017 quarter includes a net gain associated with the terminated Merger Agreement consisting primarily of the break-up fee representing $4.26 per diluted common share, as well as the estimated guaranty fund assessment expense to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company) of $0.23 per diluted common share. In addition, the 2017 quarter includes net income from our Individual Commercial segment of $0.27 per diluted common share, and the $0.52 per diluted common share beneficial effect of the lower tax rate in light of pricing and benefit design assumptions associated with the 2017 temporary suspension of the health insurance industry fee, excluding the Individual Commercial business impact. Excluding the impact of the items above, the increase in the 2017 quarter primarily was due to year-over-year improvement in our Retail segment pretax results as discussed in the detailed segment results discussion that follows.
Premiums Revenue
Consolidated premiums decreased $42 million, or 0.3%, from the 2016 quarter to $13.4 billion for the 2017 quarter primarily due to lower premiums in the Individual Commercial segment, partially offset by higher premiums in the Retail segment resulting from our Medicare Advantage business, as discussed in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue decreased $7 million, or 2.7%, from the 2016 quarter to $253 million for the 2017 quarter primarily due to a decrease in services revenue in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income totaled $111 million for the 2017 quarter, increasing $11 million, or 11.0%, from $100 million for the 2016 quarter primarily reflecting higher realized capital gains and higher average invested balances in the 2017 quarter, partially offset by lower interest rates.
Benefits Expense
Consolidated benefits expense was $11.3 billion for the 2017 quarter, a decrease of $71 million from the 2016 quarter, primarily due to a decrease in the Individual Commercial segment benefits expense, partially offset by an increase in the Retail and Group and Specialty segments benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $231 million in the 2017 quarter as compared to $340 million in the 2016 quarter.
The consolidated benefit ratio decreased 30 basis points to 84.5% for the 2017 quarter compared to 84.8% for the 2016 quarter primarily due to a decrease in the Retail segment ratio, partially offset by an increase in the Group and Specialty segment ratio as discussed in the segment results of operation discussion that follows. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 170 basis points in the 2017 quarter versus approximately 250 basis points in the 2016 quarter.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $181 million, or 10.4%, during the 2017 quarter compared to the 2016 quarter, primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017, partially offset by the estimated guaranty fund assessment expense recorded to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company).

The consolidated operating cost ratio for the 2017 quarter of 11.4% decreased 130 basis points from the 2016 quarter primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017 and operating cost efficiencies, partially offset by the estimated guaranty fund assessment expense recorded to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company). The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in the 2016 quarter.
Depreciation and Amortization
Depreciation and amortization for the 2017 quarter totaled $92 million compared to $88 million for the 2016 quarter.
Interest Expense
Interest expense for the 2017 quarter totaled $49 million, compared to $47 million for the 2016 quarter.
Income Taxes
Our effective tax rate during the 2017 quarter was 34.0% compared to the effective tax rate of 49.2% in the 2016 quarter, primarily due to the 2017 temporary suspension of the non-deductible health insurance industry fee as well as previously non-deductible transaction costs that, as a result of termination of the Merger Agreement, became deductible for tax purposes and were recorded as such in the three months ended March 31, 2017.
Retail Segment

	March 31,		Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,839,700	2,807,200	32,500	1.2%
Group Medicare Advantage	431,100	349,200	81,900	23.5%
Medicare stand-alone PDP	5,199,400	4,834,100	365,300	7.6%
Total Retail Medicare	8,470,200	7,990,500	479,700	6.0%
State-based Medicaid	380,400	388,400	(8,000)	(2.1)%
Medicare Supplement	231,400	209,800	21,600	10.3%
Total Retail medical members	9,082,000	8,588,700	493,300	5.7%

	For the three months ended March 31,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$8,376	$8,027	$349	4.3%
Group Medicare Advantage	1,318	1,077	241	22.4%
Medicare stand-alone PDP	941	1,039	(98)	(9.4)%
Total Retail Medicare	10,635	10,143	492	4.9%
State-based Medicaid	653	630	23	3.7%
Medicare Supplement	118	104	14	13.5%
Total premiums	11,406	10,877	529	4.9%
Services	2	1	1	100.0%
Total premiums and services revenue	$11,408	$10,878	$530	4.9%
Income before income taxes	$370	$141	$229	162.4%
Benefit ratio	88.1%	88.6%		(0.5)%
Operating cost ratio	8.4%	9.9%		(1.5)%
Pretax Results

•
Retail segment pretax income was $370 million in the 2017 quarter, an increase of $229 million, or 162.4%, compared to $141 million in the 2016 quarter, primarily driven by lower benefit and operating cost ratios.

Enrollment

•
Individual Medicare Advantage membership increased 32,500 members, or 1.2%, from March 31, 2016 to March 31, 2017 reflecting net membership additions for Medicare beneficiaries including the effect of market and product exits in 2017. We decided certain markets and/or products were not meeting long term strategic and financial objectives. Additionally, membership was muted due to competitive actions including the uncertainty associated with the then-pending Merger transaction.

•	Group Medicare Advantage membership increased 81,900, or 23.5%, from March 31, 2016 to March 31, 2017 reflecting the addition of a large account in January 2017.

•
Medicare stand-alone PDP membership increased 365,300 members, or 7.6%, from March 31, 2016 to March 31, 2017 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2017 plan year.

•
State-based Medicaid membership decreased 8,000 members, or 2.1%, from March 31, 2016 to March 31, 2017, primarily driven by lower membership associated with our Florida contracts resulting from network realignments.

Premiums Revenue

•
Retail segment premiums increased $529 million, or 4.9%, from the 2016 quarter to the 2017 quarter primarily due to group and individual Medicare Advantage membership growth and increased per-member premiums for the individual Medicare Advantage and state-based contract businesses. Average group and individual Medicare Advantage membership increased 3.8% for the 2017 quarter. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per-member premiums. Items impacting average per-member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Benefits Expense

•
The Retail segment benefit ratio decreased 50 basis points from 88.6% in the 2016 quarter to 88.1% in the 2017 quarter, primarily due to the planned exits from certain Medicare Advantage markets that carried a higher benefit ratio than other markets as well as the seasonal impact of leap day in the 2016 quarter versus none in the 2017 quarter. These favorable items were partially offset by lower prior period development, margin compression associated with the competitive environment in the group Medicare Advantage business, and the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing and benefit design of our products.

•
The Retail segment’s benefits expense for the 2017 quarter included $204 million in favorable prior-period medical claims reserve development versus $218 million in favorable prior-prior period medical claims reserve development in the 2016 quarter. The decline in prior period development is due to unfavorable year-over-year comparisons for our Medicare business. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 180 basis points in the 2017 quarter versus approximately 200 basis points in the 2016 quarter.

Operating Costs

•
The Retail segment operating cost ratio of 8.4% for the 2017 quarter decreased 150 basis points from 9.9% for the 2016 quarter due to the temporary suspension of the health insurance industry fee for calendar year 2017. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in the 2016 quarter.

Group and Specialty Segment

	March 31,		Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,119,400	1,136,400	(17,000)	(1.5)%
ASO	447,000	579,400	(132,400)	(22.9)%
Military services	3,082,800	3,076,800	6,000	0.2%
Total group and specialty medical members	4,649,200	4,792,600	(143,400)	(3.0)%
Specialty membership (a)	6,921,800	7,045,100	(123,300)	(1.8)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,378	$1,337	$41	3.1%
Group specialty	322	318	4	1.3%
Military services	—	5	(5)	(100.0)%
Total premiums	1,700	1,660	40	2.4%
Services	161	177	(16)	(9.0)%
Total premiums and services revenue	$1,861	$1,837	$24	1.3%
Income before income taxes	$171	$172	$(1)	(0.6)%
Benefit ratio	75.6%	73.6%		2.0%
Operating cost ratio	21.4%	23.5%		(2.1)%
Pretax Results

•
Group and Specialty segment pretax income was $171 million in the 2017 quarter, a decrease of $1 million or 0.6%, from $172 million in the 2016 quarter. The decline was primarily due to an increase in the benefit ratio, largely offset by the improvement in the operating cost ratio.

Enrollment

•
Fully-insured commercial group medical membership decreased 17,000 members, or 1.5%, from March 31, 2016 to March 31, 2017 reflecting lower membership in small group accounts due in part to certain small group accounts moving from fully insured to ASO products.

•
Group ASO commercial medical membership decreased 132,400 members, or 22.9%, from March 31, 2016 to March 31, 2017 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment, partially offset by certain small group accounts moving from fully-insured to ASO products.

•
Specialty membership decreased 123,300 members, or 1.8%, from March 31, 2016 to March 31, 2017 primarily due to the loss of certain group fully-insured commercial medical and ASO accounts that also had specialty coverage.

Premiums Revenue

•
Group and Specialty segment premiums increased $40 million, or 2.4% from the 2016 quarter to $1.7 billion for the 2017 quarter primarily due to an increase in fully-insured commercial medical per-member premiums, partially offset by a decline in average fully-insured commercial medical membership.

Services Revenue

•
Group and Specialty segment services revenue decreased $16 million, or 9.0%, from the 2016 quarter to $161 million for the 2017 quarter primarily due to a decline in revenue in our group ASO commercial medical business mainly due to membership declines.

Benefits Expense

•
The Group and Specialty segment benefit ratio increased 200 basis points from 73.6% in the 2016 quarter to 75.6% in the 2017 quarter primarily due to the impact of lower favorable prior-period medical claims reserve development in the 2017 quarter, the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing of our products, as well as an increased proportion of small group members in community rated plans that carry a higher benefit ratio.

•
The Group and Specialty segment’s benefits expense included $20 million in favorable prior-period medical claims reserve development in the 2017 quarter and $41 million in the 2016 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 120 basis points in the 2017 quarter and 250 basis points in the 2016 quarter.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 21.4% for the 2017 quarter decreased 210 basis points from 23.5% for the 2016 quarter primarily due to the temporary suspension of the health insurance industry fee for calendar year 2017 and operating cost efficiencies. The non-deductible health insurance industry fee impacted the operating cost ratio by 150 basis points in the 2016 quarter.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$50	$52	$(2)	(3.8)%
Provider services	20	20	0	—%
Pharmacy solutions	18	7	11	157.1%
Total services revenues	88	79	9	11.4%
Intersegment revenues:
Pharmacy solutions	5,141	5,407	(266)	(4.9)%
Provider services	418	418	—	—%
Clinical care services	303	319	(16)	(5.0)%
Total intersegment revenues	5,862	6,144	(282)	(4.6)%
Total services and intersegment revenues	$5,950	$6,223	$(273)	(4.4)%
Income before income taxes	$244	$252	$(8)	(3.2)%
Operating cost ratio	95.5%	95.5%		—%
Pretax Results

•
Healthcare Services segment pretax income of $244 million for the 2017 quarter decreased slightly by $8 million, or 3.2% from $252 million in the 2016 quarter reflecting the impact of the optimization process associated with our chronic condition management programs. The reduction in pharmacy solutions intersegment revenues was offset by a similar reduction in operating costs associated with the pharmacy solutions business.

Script Volume

•
Humana Pharmacy Solutions® script volumes for Retail, Group and Specialty, and Individual Commercial segment membership increased to approximately 107 million in the 2017 quarter, up 2.9%, versus scripts of approximately 104 million in the 2016 quarter primarily reflecting growth associated with higher average Retail segment Medicare membership for the 2017 quarter compared to the 2016 quarter.

Services Revenues

•	Services revenues increased $9 million, or 11.4%, from the 2016 quarter to $88 million for the 2017 quarter primarily due to service revenue growth from our pharmacy solutions business.
Intersegment Revenues

•
Intersegment revenues decreased $282 million, or 4.6%, from the 2016 quarter to $5.9 billion for the 2017 quarter primarily due to our pharmacy solutions business as well as the impact of the optimization process associated with our chronic conditions management programs discussed previously. Our pharmacy solutions business revenues were impacted by improvements in net pharmacy costs driven by our pharmacy benefit manager and an increase in the generic dispensing rate. These items were partially offset by higher year-over-year script volume from growth in our Medicare Advantage and stand-alone PDP membership. Our generic dispensing rate improved to 91.1% during the 2017 quarter compared to 90.1% during the 2016 quarter. The higher generic dispensing rate reduced revenues (and operating costs) for our pharmacy solutions business as generic drugs are generally priced lower than branded drugs.

Operating Costs

•	The Healthcare Services segment operating cost ratio was unchanged from the 2016 quarter to the 2017 quarter.
Individual Commercial Segment

•	As announced on February 14, 2017, we are exiting our individual commercial medical business January 1, 2018.

•
Individual Commercial segment pretax income of $63 million for the 2017 quarter increased $75 million from the 2016 quarter, reflecting the exit of certain markets in 2017, per-member premium increases, and the effect of the 2016 premium deficiency reserve recognized in the fourth quarter of 2015.

•
Individual commercial medical membership decreased 674,700 members, or 77.0%, from March 31, 2016 to March 31, 2017 reflecting the decline in the number of counties we offered on-exchange coverage and the discontinuance of all off-exchange products.

•
The benefit ratio for the Individual Commercial segment was 55.1% for the 2017 quarter, a significant decrease from 81.6% for the 2016 quarter. The year-over-year decrease primarily resulted from planned exits from certain markets that carried a higher benefit ratio than other markets, per-member premium increases, and the effect of the 2016 premium deficiency reserve recognized in the fourth quarter of 2015.

•
The operating cost ratio for the Individual Commercial segment was 21.9% in the 2017 quarter, an increase of 300 basis points from 18.9% in the 2016 quarter, primarily due to reduced leverage from market exits in 2017 partially offset by the temporary suspension of the health insurance industry fee for calendar year 2017.

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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the three months ended March 31, 2017, net collections under the 3Rs associated with prior coverage years were $62 million compared to $219 million during the three months ended March 31, 2016. Net collections for the three months ended March 31, 2016 included an advance payment for a portion of the 2015 reinsurance amount. The remaining net receivable balance associated with the 3Rs was approximately $394 million at March 31, 2017, including $403 million related to prior coverage years, compared to $456 million at December 31, 2016, neither of which includes any risk corridor receivable. Amounts associated with prior coverage years of $403 million is expected to be collected during the third quarter of 2017. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2016 Form 10-K.
Cash and cash equivalents increased to approximately $8.4 billion at March 31, 2017 from $3.9 billion at December 31, 2016. The change in cash and cash equivalents for the three months ended March 31, 2017 and 2016 is summarized as follows:

	2017	2016
	(in millions)
Net cash provided by operating activities	$4,205	$502
Net cash used in investing activities	(926)	(428)
Net cash provided by financing activities	1,269	156
Increase in cash and cash equivalents	$4,548	$230
Cash Flow from Operating Activities
Our operating cash flows for the 2017 quarter were significantly impacted by the early receipt of the Medicare premium remittance for April 2017 of $3.1 billion in March 2017 because the payment date of April 1, 2017 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year’s Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at March 31, 2017.Our operating cash flows were also significantly impacted by the $1 billion receipt of the Merger termination fee. Excluding the timing of the Medicare premium remittance and the Merger termination fee, our operating cash flows were negatively impacted by the timing of working capital items partially offset by higher earnings.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	2017 Quarter Change	2016 Quarter Change
	(in millions)
IBNR (1)	$3,397	$3,422	$(25)	$(107)
Reported claims in process (2)	588	654	(66)	130
Premium deficiency reserve (3)	—	—	—	13
Other benefits payable (4)	776	487	289	102
Total benefits payable	$4,761	$4,563	$198	$138

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
The increase in benefits payable from December 31, 2016 to March 31, 2017 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements. This was partially offset by a decrease in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff as well as a decrease in IBNR primarily driven by declines in individual commercial medical membership in the 2017 quarter, partially offset by an increase in group Medicare Advantage membership. The increase in benefits payable from December 31, 2015 to March 31, 2016 largely was due to an increase in IBNR. IBNR increased primarily as a result of individual Medicare Advantage membership growth.
The detail of total net receivables was as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	2017 Quarter Change	2016 Quarter Change
	(in millions)
Medicare	$1,254	$787	$467	$592
Commercial and other	643	579	64	(13)
Military services	54	32	22	11
Allowance for doubtful accounts	(113)	(118)	5	(14)
Total net receivables	$1,838	$1,280	$558	$576
The changes in Medicare receivables for both the 2017 quarter and the 2016 quarter reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in August and October, respectively.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the 2017 quarter, we received net collections of $62 million for the commercial 3Rs associated with prior coverage years as compared to net collections of $219 million in the 2016 quarter. The net receivable balance associated with the 3Rs was approximately $394 million at March 31, 2017 and $456 million at December 31, 2016, including certain amounts recorded in receivables in the table above. In 2017, we will not pay the federal government for the annual health insurance industry fee due to the temporary one year suspension as compared to our payment of $916 million in the third quarter of 2016. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
Cash Flow from Investing Activities
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $797 million in the 2017 quarter and $303 million in the 2016 quarter.
Our ongoing capital expenditures primarily relate to our information technology initiatives as well as support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $122 million in the 2017 quarter and $125 million in the 2016 quarter.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $1.7 billion during the 2017 quarter and higher than claims payments by $315 million during the 2016 quarter. The 2017 quarter included the impact of the early receipt for April remittance from CMS. Our net payable for CMS subsidies and brand name prescription drug discounts was $851 million at March 31, 2017 compared to a net receivable of $1.7 billion at March 31, 2016 and $873 million at December 31, 2016. Refer to Note 6 to the condensed consolidated financial statements included in this report.
Under our administrative services only TRICARE South Region contract, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $9 million in the 2017 quarter. In the 2016 quarter, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $19 million.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $3 million higher than reimbursements from HHS during the 2017 quarter and $22 million lower than reimbursements from HHS during the 2016 quarter.
We repurchased 5.83 million shares for $1.2 billion in the 2017 quarter, which excludes another $300 million of stock held back pending final settlement of an accelerated stock repurchase plan, under a share repurchase plan authorized by the Board of Directors. There were no share repurchases under share repurchase plans authorized by the board of directors in the 2016 quarter due to the restrictions of the Merger Agreement. We also acquired common shares in connection with employee stock plans for an aggregate cost of $74 million in the 2017 quarter and $71 million in the 2016 quarter.
In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $991 million. We intend to use the net proceeds for general corporate purposes.
Net proceeds from the issuance of commercial paper were $169 million in the 2017 quarter. There were no net proceeds from the issuance of commercial paper in the 2016 quarter. The maximum principal amount outstanding at any one time during the 2017 quarter was $500 million.
We paid dividends to stockholders of $47 million during both the 2017 and 2016 quarters, as discussed further below.

Future Sources and Uses of Liquidity
Dividends
For a detailed discussion of dividends to stockholders, please refer to Note 11 to the condensed consolidated financial statements.
Stock Repurchases
For a detailed discussion of stock repurchases, please refer to Note 11 to the condensed consolidated financial statements.
Debt
For a detailed discussion of our debt, including our senior notes, credit agreement and commercial paper program, please refer to Note 13 to the condensed consolidated financial statements.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2017 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.7 billion at March 31, 2017 compared to $2.0 billion at December 31, 2016. This decrease reflects the payment of $1.5 billion for our accelerated share repurchase program in March 2017 and the capital contribution of $535 million to our long-term care subsidiary, as described below. These items were partially offset by the receipt of the Merger termination fee net of related expenses and net proceeds associated with the issuance of senior notes in March 2017. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
Our parent company funded a subsidiary capital contribution of approximately $535 million in the first quarter of 2017 for reserve strengthening associated with our closed block of long-term care insurance policies.
The annual health insurance industry fee has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018. In September 2016, we paid the federal government $916 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. Each year on January 1, except for 2017, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost resulted in operating cost expense of approximately $227 million for the three months ended March 31, 2016 resulting from the amortization of the 2016 annual health insurance industry fee.

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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2016, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $7.7 billion, which exceeded aggregate minimum regulatory requirements of $4.8 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2017 is approximately $850 million in the aggregate. This compares to dividends that were paid to our parent company in 2016 of approximately $763 million. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at March 31, 2017. Our net unrealized position increased $21 million from a net unrealized loss position of $28 million at December 31, 2016 to a net unrealized loss position of $7 million at March 31, 2017. At March 31, 2017, we had gross unrealized losses of $165 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the three months ended March 31, 2017. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.4 years as of March 31, 2017 and approximately 4.4 years as of December 31, 2016. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $640 million at March 31, 2017.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2017.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 14 to the condensed consolidated financial statements beginning on page 26 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2016 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2017	—	$—	—	$2,250,000,000
February 2017	5,833,738	205.70	5,833,738	1,050,000,093
March 2017	—	—	—	1,050,000,093
Total	5,833,738	$205.70	5,833,738

(1)
On February 14, 2017, we announced that the Board had approved a new authorization for share repurchases of up to $2.25 billion of our common stock exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2017. Under this new authorization, we entered into a $1.5 billion accelerated share repurchase program in the first quarter of 2017, $300 million of which reflects the value of stock held back pending final settlement.

(2)	Excludes 0.35 million shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
None.

Item 6:	Exhibits

3(i)
Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4

(i) to Humana Inc.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

3(ii)	By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

4.1
Tenth Supplemental Indenture, dated March 16, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Humana Inc. on March 16, 2017).

4.2
Eleventh Supplemental Indenture, dated March 16, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Humana Inc. on March 16, 2017).

4.3	Form of 3.950% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Humana Inc. on March 16, 2017).

4.4	Form of 4.800% Senior Notes due 2047 (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Humana Inc. on March 16, 2017).

10.1
Termination letter dated as of February 14, 2017, by and between Humana Inc., Aetna Inc., Echo Merger Sub, LLC and Echo Merger Sub, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Humana Inc. on February 14, 2017).

10.2
Master Confirmation, by and between Humana Inc. and Goldman, Sachs & Co., dated February 27, 2017 (incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by Humana Inc. on February 27, 2017).

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

101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	May 3, 2017	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)