Form 10-Q
period 2017-06-30
HUMANA INC
filed 2017-08-02
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2017
$0.16 2/3 par value	144,517,202 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2017

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,139	$3,877
Investment securities	8,115	7,595
Receivables, less allowance for doubtful accounts of $92 in 2017 and $118 in 2016	2,430	1,280
Other current assets	3,884	3,438
Total current assets	22,568	16,190
Property and equipment, net	1,543	1,505
Long-term investment securities	2,670	2,203
Goodwill	3,280	3,272
Other long-term assets	2,192	2,226
Total assets	$32,253	$25,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,838	$4,563
Trade accounts payable and accrued expenses	4,693	2,467
Book overdraft	117	212
Unearned revenues	3,356	280
Short-term debt	701	300
Total current liabilities	13,705	7,822
Long-term debt	4,279	3,792
Future policy benefits payable	2,899	2,834
Other long-term liabilities	417	263
Total liabilities	21,300	14,711
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,569,658 shares issued at June 30, 2017 and 198,495,007 shares issued at December 31, 2016	33	33
Capital in excess of par value	2,306	2,562
Retained earnings	13,101	11,454
Accumulated other comprehensive loss	(5)	(66)
Treasury stock, at cost, 54,052,456 shares at June 30, 2017 and 49,189,811 shares at December 31, 2016	(4,482)	(3,298)
Total stockholders’ equity	10,953	10,685
Total liabilities and stockholders’ equity	$32,253	$25,396
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions, except per share results)
Revenues:
Premiums	$13,203	$13,650	$26,601	$27,090
Services	230	262	483	522
Investment income	101	95	212	195
Total revenues	13,534	14,007	27,296	27,807
Operating expenses:
Benefits	10,889	11,509	22,215	22,906
Operating costs	1,453	1,699	3,006	3,433
Merger termination fee and related costs, net	—	27	(947)	61
Depreciation and amortization	92	89	184	177
Total operating expenses	12,434	13,324	24,458	26,577
Income from operations	1,100	683	2,838	1,230
Interest expense	58	47	107	94
Income before income taxes	1,042	636	2,731	1,136
Provision for income taxes	392	325	966	571
Net income	$650	$311	$1,765	$565
Basic earnings per common share	$4.49	$2.08	$12.07	$3.79
Diluted earnings per common share	$4.46	$2.06	$11.98	$3.75
Dividends declared per common share	$0.40	$0.29	$0.80	$0.58
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$650	$311	$1,765	$565
Other comprehensive income:
Change in gross unrealized investment gains/losses	88	111	126	159
Effect of income taxes	(33)	(41)	(47)	(58)
Total change in unrealized investment gains/losses, net of tax	55	70	79	101
Reclassification adjustment for net realized gains included in investment income	(2)	(19)	(28)	(39)
Effect of income taxes	—	7	10	14
Total reclassification adjustment, net of tax	(2)	(12)	(18)	(25)
Other comprehensive income, net of tax	53	58	61	76
Comprehensive income	$703	$369	$1,826	$641
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$1,765	$565
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(28)	(39)
Stock-based compensation	83	48
Depreciation	201	190
Other intangible amortization	36	41
Provision (benefit) for deferred income taxes	2	(24)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(1,150)	(1,392)
Other assets	(545)	(678)
Benefits payable	275	282
Other liabilities	317	1,198
Unearned revenues	3,076	(53)
Other, net	67	68
Net cash provided by operating activities	4,099	206
Cash flows from investing activities
Acquisitions, net of cash acquired	(9)	(1)
Purchases of property and equipment	(233)	(256)
Purchases of investment securities	(3,208)	(2,528)
Maturities of investment securities	649	635
Proceeds from sales of investment securities	1,723	1,853
Net cash used in investing activities	(1,078)	(297)
Cash flows from financing activities
Receipts from contract deposits, net	2,081	221
Proceeds from issuance of senior notes, net	985	—
Repayment of commercial paper, net	(102)	—
Change in book overdraft	(95)	(109)
Common stock repurchases	(1,578)	(73)
Dividends paid	(104)	(90)
Proceeds from stock option exercises and other	54	—
Net cash provided by (used in) financing activities	1,241	(51)
Increase (decrease) in cash and cash equivalents	4,262	(142)
Cash and cash equivalents at beginning of period	3,877	2,571
Cash and cash equivalents at end of period	$8,139	$2,429
Supplemental cash flow disclosures:
Interest payments	$92	$92
Income tax payments, net	$694	$536
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
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. On February 16, 2017, under terms of the Merger Agreement, we received a breakup fee of $1 billion from Aetna , which is included in our condensed consolidated statement of income in the line captioned Merger termination fee and related costs, net. Prior period Merger related transaction costs, previously included in operating costs, have been reclassified to conform to the 2017 presentation.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 98% of our consolidated external revenues for 2016, are not included in the scope of the new guidance. We expect to adopt the guidance using the modified retrospective approach with a cumulative effect adjustment, if any, to retained earnings. We are analyzing how we may recognize revenue under the new guidance by reviewing selected sample contracts presently in place. While we expect revenue related to our Pharmacy, Provider Services, ASO and other services businesses to remain primarily unchanged, we are still reviewing the impact of the new guidance on the customer arrangements for these businesses. Accordingly, we continue to evaluate the impact of the new standard on our results of operations, financial condition and cash flows. The new guidance is effective for us beginning with annual and interim periods in 2018.
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
In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2020. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists of available for sale debt securities. We are currently evaluating the impact on our results of operations, financial condition, or cash flows.
In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. A goodwill impairment charge would be recognized if the carrying amount of a reporting unit exceeds the estimated fair value of the reporting unit. The new guidance is effective for us beginning with annual and interim periods in 2020, with early adoption permitted, and is to be applied prospectively. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In March 2017, the FASB issued new guidance that amends the accounting for premium amortization on purchased callable debt securities by shortening the amortization period. This amended guidance requires the premium to be amortized to the earliest call date instead of maturity date. The new guidance is effective for us beginning with annual and interim periods in 2019. We do not expect adoption of this guidance will have a material impact on our results of operations, financial condition and cash flows.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.
3. ACQUISITIONS AND DIVESTITURES
During 2017 and 2016, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2017 and 2016 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2017 and December 31, 2016, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$724	$1	$(9)	$716
Mortgage-backed securities	1,567	4	(25)	1,546
Tax-exempt municipal securities	3,304	23	(21)	3,306
Mortgage-backed securities:
Residential	8	—	—	8
Commercial	394	2	(2)	394
Asset-backed securities	135	—	—	135
Corporate debt securities	4,514	206	(40)	4,680
Total debt securities	$10,646	$236	$(97)	$10,785

December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$800	$1	$(15)	$786
Mortgage-backed securities	1,662	6	(31)	1,637
Tax-exempt municipal securities	3,358	15	(68)	3,305
Mortgage-backed securities:
Residential	9	—	—	9
Commercial	307	1	(4)	304
Asset-backed securities	160	—	—	160
Corporate debt securities	3,530	145	(78)	3,597
Total debt securities	$9,826	$168	$(196)	$9,798

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2017 and December 31, 2016, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$645	$(9)	$3	$—	$648	$(9)
Mortgage-backed securities	1,310	(25)	3	—	1,313	(25)
Tax-exempt municipal securities	1,898	(20)	39	(1)	1,937	(21)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	99	(2)	1	—	100	(2)
Asset-backed securities	92	—	—	—	92	—
Corporate debt securities	1,200	(37)	64	(3)	1,264	(40)
Total debt securities	$5,244	$(93)	$114	$(4)	$5,358	$(97)

December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697	$(15)	$3	$—	$700	$(15)
Mortgage-backed securities	1,528	(31)	3	—	1,531	(31)
Tax-exempt municipal securities	2,756	(67)	43	(1)	2,799	(68)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	182	(3)	24	(1)	206	(4)
Asset-backed securities	51	—	63	—	114	—
Corporate debt securities	1,544	(71)	69	(7)	1,613	(78)
Total debt securities	$6,758	$(187)	$209	$(9)	$6,967	$(196)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at June 30, 2017. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 8%. In addition, 2% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 730 positions out of a total of approximately 2,260 positions at June 30, 2017. All issuers of securities we own that were trading at an unrealized loss at June 30, 2017 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At June 30, 2017, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2017.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Gross realized gains	$4	$20	$31	$51
Gross realized losses	(2)	(1)	(3)	(12)
Net realized capital gains	$2	$19	$28	$39
There were no material other-than-temporary impairments for the three and six months ended June 30, 2017 or 2016.
The contractual maturities of debt securities available for sale at June 30, 2017, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$538	$539
Due after one year through five years	2,666	2,680
Due after five years through ten years	2,237	2,235
Due after ten years	3,101	3,248
Mortgage and asset-backed securities	2,104	2,083
Total debt securities	$10,646	$10,785

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2017 and December 31, 2016, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2017
Cash equivalents	$7,786	$7,786	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	716	—	716	—
Mortgage-backed securities	1,546	—	1,546	—
Tax-exempt municipal securities	3,306	—	3,306	—
Mortgage-backed securities:
Residential	8	—	8	—
Commercial	394	—	394	—
Asset-backed securities	135	—	135	—
Corporate debt securities	4,680	—	4,676	4
Total debt securities	10,785	—	10,781	4
Total invested assets	$18,571	$7,786	$10,781	$4

December 31, 2016
Cash equivalents	$3,654	$3,654	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	786	—	786	—
Mortgage-backed securities	1,637	—	1,637	—
Tax-exempt municipal securities	3,305	—	3,302	3
Mortgage-backed securities:
Residential	9	—	9	—
Commercial	304	—	304	—
Asset-backed securities	160	—	160	—
Corporate debt securities	3,597	—	3,593	4
Total debt securities	9,798	—	9,791	7
Total invested assets	$13,452	$3,654	$9,791	$7

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017 or 2016.
Our Level 3 assets had a fair value of $4 million at June 30, 2017, or 0.02% of our total invested assets. During the three and six months ended June 30, 2017 and 2016, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended June 30,
	2017			2016
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at April 1	$4	$3	$7	$6	$3	$9
Settlements	—	(3)	(3)	—	—	—
Balance at June 30	$4	$—	$4	$6	$3	$9

	For the six months ended June 30,
	2017			2016
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$4	$3	$7	$6	$5	$11
Settlements	—	(3)	(3)	—	(2)	(2)
Balance at June 30	$4	$—	$4	$6	$3	$9
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our debt outstanding, including the current portion, net of unamortized debt issuance costs, was $4,780 million at June 30, 2017 and $3,792 million at December 31, 2016. The fair value of our debt, including the current portion, was $5,179 million at June 30, 2017 and $4,004 million at December 31, 2016. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $200 million as of June 30, 2017 and $300 million as of December 31, 2016.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed the acquisition of certain health and wellness related businesses during 2017 and 2016. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2017 or 2016.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2016 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2017 and December 31, 2016. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	June 30, 2017		December 31, 2016
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$9	$1,003	$8	$1,001
Trade accounts payable and accrued expenses	(130)	(2,201)	(158)	(128)
Net current (liability) asset	(121)	(1,198)	(150)	873
Other long-term assets	29	—	—	—
Other long-term liabilities	(110)	—	—	—
Net long-term liability	(81)	—	—	—
Total net (liability) asset	$(202)	$(1,198)	$(150)	$873
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs effective January 1, 2014, including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2016 Form 10-K. Operating results for our Individual Commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 to improve the profitability of our Individual Commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

for 2016 resulted in a probable future loss. As a result of our then assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve, or PDR) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. In the first quarter of 2016, we applied $13 million current period results to the PDR liability. During the second quarter of 2016 we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense in our condensed consolidated statement of income for three months ended June 30, 2016. There is no premium deficiency reserve in 2017.
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against the U.S. Department of Health and Human Services, or HHS, to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through June 30, 2017, we collected approximately $38 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the risk corridor program.

On February 14, 2017, we announced we are exiting our Individual Commercial medical business commencing January 1, 2018. As discussed previously, we have worked over the past several years to address market and programmatic challenges in order to keep coverage options available wherever we could offer a viable product. This has included pursuing business changes, such as modifying networks, restructuring product offerings, reducing the company’s geographic footprint and increasing premiums. All of these actions were taken with the expectation that our Individual Commercial medical business would stabilize to the point where we could continue to participate in the program. However, based on our analysis of data associated with our healthcare exchange membership following the 2017 open enrollment period, we saw further signs of an unbalanced risk pool. Therefore, we decided that we cannot continue to offer this coverage and plan to exit this business commencing January 1, 2018.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at June 30, 2017 and December 31, 2016. Amounts classified as long-term represent settlements that we expect to exceed 12 months at June 30, 2017.

	June 30, 2017		December 31, 2016
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Adjustment Settlement	Reinsurance Recoverables
	(in millions)
Prior Coverage Years
Premiums receivable	$291	$—	$307	$—
Other current assets	—	268	—	260
Trade accounts payable and accrued expenses	(150)	—	(117)	—
Net current asset	141	268	190	260
Other long-term assets	—	—	6	—
Total prior coverage years' net asset	141	268	196	260
Current Coverage Year
Premiums receivable	12	—	—	—
Net current asset	12	—	—	—
Other long-term assets	30	—	—	—
Other long-term liabilities	(40)	—	—	—
Net long-term liability	(10)	—	—	—
Total 2017 coverage year net asset	2	—	—	—
Total net asset	$143	$268	$196	$260
During the six months ended June 30, 2017, we received $60 million for reinsurance recoverables and $3 million for risk adjustment settlements, in each case associated with prior coverage years. During the six months ended June 30, 2016, we received $214 million for reinsurance recoverables and $8 million for risk adjustment and risk corridor settlements associated with prior coverage years.
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
The annual health insurance industry fee has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018. In September 2016, we paid the federal government $916 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. Each year on January 1, except for 2017, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $229 million and $456 million for the three and six months ended June 30, 2016, respectively, resulting from the amortization of the 2016 annual health insurance industry fee.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2017 business segment reclassifications as discussed in Note 1. There was no impairment. Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2017 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2017	$1,059	$261	$1,952	$3,272
Acquisitions	—	—	8	8
Balance at June 30, 2017	$1,059	$261	$1,960	$3,280
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

		June 30, 2017			December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.8 years	$566	$374	$192	$566	$347	$219
Trade names and technology	8.2 years	104	75	29	104	69	35
Provider contracts	14.1 years	51	31	20	51	29	22
Noncompetes and other	8.1 years	33	29	4	32	28	4
Total other intangible assets	8.9 years	$754	$509	$245	$753	$473	$280
Amortization expense for other intangible assets was approximately $18 million for the three months ended June 30, 2017 and $20 million for the three months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, amortization expense for other intangible assets was approximately $36 million and $41 million, respectively. The following table presents our estimate of amortization expense for 2017 and each of the five next succeeding years:

(in millions)
For the years ending December 31,:
2017	$71
2018	63
2019	52
2020	48
2021	14
2022	11

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
	2017	2016
	(in millions)
Balances, beginning of period	$4,563	$4,976
Less: Premium deficiency reserve	—	(176)
Less: Reinsurance recoverables	(76)	(85)
Balances, beginning of period, net	4,487	4,715
Incurred related to:
Current year	22,576	23,211
Prior years	(345)	(435)
Total incurred	22,231	22,776
Paid related to:
Current year	(18,332)	(18,720)
Prior years	(3,626)	(3,925)
Total paid	(21,958)	(22,645)
Premium deficiency reserve	—	337
Reinsurance recoverable	78	75
Balances, end of period	$4,838	$5,258
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
Benefits expense excluded from the previous table was as follows for the six months ended June 30, 2017 and 2016.

	For the six months ended June 30,
	2017	2016
	(in millions)
Premium deficiency reserve - Individual Commercial	$—	$161
Military services	—	6
Future policy benefits:
Individual Commercial	(36)	(62)
Other Businesses	20	25
Total future policy benefits	(16)	(37)
Total	$(16)	$130

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Military services benefits expense in the tables above reflect expenses associated with our contracts with the Veterans Administration.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail, Group and Specialty, and Individual Commercial segments as of June 30, 2017 and 2016, net of reinsurance and the total of IBNR included within the net incurred claims amounts.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
	2017	2016
	(in millions)
Balances, beginning of period	$3,507	$3,600
Less: Reinsurance recoverables	(76)	(85)
Balances, beginning of period, net	3,431	3,515
Incurred related to:
Current year	20,010	19,259
Prior years	(287)	(299)
Total incurred	19,723	18,960
Paid related to:
Current year	(16,385)	(15,766)
Prior years	(2,707)	(2,946)
Total paid	(19,092)	(18,712)
Reinsurance recoverable	78	75
Balances, end of period	$4,140	$3,838
At June 30, 2017, benefits payable for our Retail segment included IBNR of approximately $2.7 billion, primarily associated with claims incurred in 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
	2017	2016
	(in millions)
Balances, beginning of period	$578	$616
Incurred related to:
Current year	2,629	2,556
Prior years	(31)	(38)
Total incurred	2,598	2,518
Paid related to:
Current year	(2,117)	(2,000)
Prior years	(518)	(543)
Total paid	(2,635)	(2,543)
Balances, end of period	$541	$591
At June 30, 2017, benefits payable for our Group and Specialty segment included IBNR of approximately $477 million, primarily associated with claims incurred in 2017.

Individual Commercial Segment
Activity in benefits payable for our Individual Commercial segment was as follows for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
	2017	2016
	(in millions)
Balances, beginning of period	$454	$740
Less: Premium deficiency reserve	—	(176)
Balances, beginning of period, net	454	564
Incurred related to:
Current year	304	1,816
Prior years	(26)	(97)
Total incurred	278	1,719
Paid related to:
Current year	(223)	(1,396)
Prior years	(378)	(417)
Total paid	(601)	(1,813)
Premium deficiency reserve	—	337
Balance, end of period	$131	$807

At June 30, 2017, benefits payable for our Individual Commercial segment included IBNR of approximately $119 million, primarily associated with claims incurred in 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

June 30,
2017
Net outstanding liabilities
Retail	$4,062
Group and Specialty	541
Individual Commercial	131
Other Businesses	26
Benefits payable, net of reinsurance	4,760

Reinsurance recoverable on unpaid claims
Retail	78
Total reinsurance recoverable on unpaid claims	78

Total benefits payable, gross	$4,838

10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$650	$311	$1,765	$565
Weighted average outstanding shares of common stock used to compute basic earnings per common share	144,600	149,386	146,212	149,273
Dilutive effect of:
Employee stock options	158	218	179	218
Restricted stock	876	1,202	862	1,360
Shares used to compute diluted earnings per common share	145,634	150,806	147,253	150,851
Basic earnings per common share	$4.49	$2.08	$12.07	$3.79
Diluted earnings per common share	$4.46	$2.06	$11.98	$3.75
Number of antidilutive stock options and restricted stock excluded from computation	449	676	693	980

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2016 and 2017 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43
10/13/2016	10/28/2016	$0.29	$43
2017 payments
1/12/2017	1/27/2017	$0.29	$43
3/31/2017	4/28/2017	$0.40	$58
6/30/2017	7/31/2017	$0.40	$58
Stock Repurchases
On February 14, 2017 our Board of Directors replaced a previous share repurchase authorization of up to $2 billion, of which $1.04 billion remained unused, with a new authorization for repurchases of up to $2.25 billion of our common shares expiring on December 31, 2017 exclusive of shares repurchased in connection with employee stock plans. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions, including pursuant to accelerated share repurchase agreements with investment banks, subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was $1.05 billion as of August 1, 2017, which includes $300 million of stock held back as part of the accelerated share repurchase agreement as more fully described below.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In connection with employee stock plans, we acquired 0.37 million common shares for $78 million and 0.44 million common shares for $73 million during the six months ended June 30, 2017 and 2016, respectively.
Treasury Stock Reissuance
We reissued 1.34 million shares of treasury stock during the six months ended June 30, 2017 at a cost of $94 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized gains, net of tax, on our investment securities of $87 million at June 30, 2017 and net unrealized losses, net of tax, of $17 million at December 31, 2016. In addition, accumulated other comprehensive income included $92 million, net of tax, at June 30, 2017 and $49 million, net of tax at December 31, 2016 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 18 to the consolidated financial statements in our 2016 Form 10-K for further discussion of our long-term care insurance policies.
12. INCOME TAXES
The effective income tax rate was 37.6% for the three months ended June 30, 2017, compared to 51.1% for the three months ended June 30, 2016 and was 35.4% for the six months ended June 30, 2017, compared to 50.3% for the six months ended June 30, 2016, primarily due to the 2017 temporary suspension of the non-deductible health insurance industry fee as well as previously non-deductible transaction costs that, as a result of termination of the Merger Agreement, became deductible for tax purposes and were recorded as such in the three months ended March 31, 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in millions)
Short-term:
Commercial paper	$200	$300
$500 million, 7.20% Senior notes due June 15, 2018	501	—
Total short-term debt	701	300

Long-term:
Senior notes:
$500 million, 7.20% due June 15, 2018	—	501
$300 million, 6.30% due August 1, 2018	303	304
$400 million, 2.625% due October 1, 2019	398	398
$600 million, 3.15% due December 1, 2022	596	595
$600 million, 3.85% due October 1, 2024	595	595
$600 million, 3.95% due March 15, 2027	594	—
$250 million, 8.15% due June 15, 2038	263	264
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	—
Total long-term debt	4,279	3,792

Total debt	$4,980	$4,092
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
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. In October 2014, the redemption of our 6.45% senior notes reduced the unamortized carrying value adjustment by $12 million. The unamortized carrying value adjustment was $21 million as of June 30, 2017 and $23 million as of December 31, 2016.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Credit Agreement
In May 2017 we amended and restated our previous 5-year $1.0 billion unsecured revolving credit agreement expiring July 2018 with a 5-year $2.0 billion unsecured revolving credit agreement which expires May 2022. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110.0 basis points, varies depending on our credit ratings ranging from 91.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, may fluctuate between 9.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $8.9 billion at June 30, 2017 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $11.0 billion and an actual leverage ratio of 1.1:1, as measured in accordance with the credit agreement as of June 30, 2017. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500.0 million incremental loan facility.
At June 30, 2017, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of June 30, 2017, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500.0 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. On June 15, 2017, we increased the size of the commercial paper program to permit the issuance of the commercial notes with the aggregate face or principal amount outstanding under the program at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2017 was $500 million. There were outstanding borrowings of $200 million at June 30, 2017 and $300 million at December 31, 2016.
14. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 78% of our total premiums and services revenue for the six months ended June 30, 2017, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2018. However, our offerings of products under those contracts are subject to approval by CMS, which we expect to receive in the fall of 2017.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997(BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnosis data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017. In April 2017, CMS revised the pace of the phase-in. For 2018, 15% of the risk score will be calculated from claims data submitted through EDS. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
At June 30, 2017, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2017, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which was set to expire on March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option, including an option to extend for a sixth year through March 31, 2018. On March 2, 2017, we received notice that the Defense Health Agency, or DHA, had exercised its option to extend the TRICARE South Region contract for that sixth year. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the new TRICARE East Region, which is a consolidation of the former North and South Regions, with delivery of health care services expected to commence on October 1, 2017. On March 30, 2017, we received notice that the DHA is moving the date upon which delivery of health care services is expected to commence under the new TRICARE East Region contract from October 1, 2017, to January 1, 2018. We expect the sixth option period under the current TRICARE South Region contract would be terminated in the event that delivery of health care services under the new TRICARE East Region contract commences prior to March 31, 2018.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the six months ended June 30, 2017. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois.
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
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate and payment disputes, general contractual matters, intellectual property matters, and challenges to subrogation practices. For example, a number of hospitals and other providers have asserted that, under their network provider contracts, we are not entitled to reduce Medicare Advantage payments to these providers in connection with changes in Medicare payment systems and in accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges have led and could lead to arbitration demands or other litigation. Also, under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do. Penn Treaty is a financially distressed unaffiliated long-term care insurance company. On March 1, 2017, a court ordered the liquidation of Penn Treaty which triggered assessments from state guaranty associations that resulted in our recording a $54 million estimate in operating costs in the three months ended March 31, 2017.

As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In addition, our Healthcare Services intersegment revenues include revenues earned by certain owned providers derived from risk-based and non-risk-based managed care agreements with our health plans. Under risk based agreements, the provider receives a monthly capitated fee that varies depending on the demographics and health status of the member, for each member assigned to these owned providers by our health plans. The owned provider assumes the economic risk of funding the assigned members’ healthcare services. Under non risk-based agreements, our health plans retain the economic risk of funding the assigned members' healthcare services. Our Healthcare Services segment reports provider services revenues associated with risk-based agreements on a gross basis, whereby capitation fee revenue is recognized in the period in which the assigned members are entitled to receive healthcare services. Provider services revenues associated with non-risk-based agreements are presented net of associated healthcare costs.
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.2 billion for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016 these amounts were $6.2 billion. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $27 million for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, the amount of this expense was $53 million and $54 million, respectively.
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

Our segment results were as follows for the three and six months ended June 30, 2017 and 2016:

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2017
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,282	$—	$—	$—	$—	$—	$8,282
Group Medicare Advantage	1,277	—	—	—	—	—	1,277
Medicare stand-alone PDP	925	—	—	—	—	—	925
Total Medicare	10,484	—	—	—	—	—	10,484
Fully-insured	118	1,350	—	247	—	—	1,715
Specialty	—	323	—	—	—	—	323
Medicaid and other	671	—	—	—	10	—	681
Total premiums	11,273	1,673	—	247	10	—	13,203
Services revenue:
Provider	—	—	63	—	—	—	63
ASO and other	2	143	—	—	2	—	147
Pharmacy	—	—	20	—	—	—	20
Total services revenue	2	143	83	—	2	—	230
Total revenues - external customers	11,275	1,816	83	247	12	—	13,433
Intersegment revenues
Services	—	5	4,309	—	—	(4,314)	—
Products	—	—	1,582	—	—	(1,582)	—
Total intersegment revenues	—	5	5,891	—	—	(5,896)	—
Investment income	24	7	8	1	21	40	101
Total revenues	11,299	1,828	5,982	248	33	(5,856)	13,534
Operating expenses:
Benefits	9,672	1,312	—	86	32	(213)	10,889
Operating costs	963	394	5,677	40	2	(5,623)	1,453
Depreciation and amortization	57	21	35	4	—	(25)	92
Total operating expenses	10,692	1,727	5,712	130	34	(5,861)	12,434
Income (loss) from operations	607	101	270	118	(1)	5	1,100
Interest expense	—	—	—	—	—	58	58
Income (loss) before income taxes	$607	$101	$270	$118	$(1)	$(53)	$1,042

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,050	$—	$—	$—	$—	$—	$8,050
Group Medicare Advantage	1,085	—	—	—	—	—	1,085
Medicare stand-alone PDP	1,015	—	—	—	—	—	1,015
Total Medicare	10,150	—	—	—	—	—	10,150
Fully-insured	106	1,357	—	1,024	—	—	2,487
Specialty	—	321	—	—	—	—	321
Medicaid and other	678	5	—	—	9	—	692
Total premiums	10,934	1,683	—	1,024	9	—	13,650
Services revenue:
Provider	—	—	74	—	—	—	74
ASO and other	2	176	—	—	3	—	181
Pharmacy	—	—	7	—	—	—	7
Total services revenue	2	176	81	—	3	—	262
Total revenues - external customers	10,936	1,859	81	1,024	12	—	13,912
Intersegment revenues
Services	—	6	4,767	—	—	(4,773)	—
Products	—	—	1,433	—	—	(1,433)	—
Total intersegment revenues	—	6	6,200	—	—	(6,206)	—
Investment income	22	6	7	1	16	43	95
Total revenues	10,958	1,871	6,288	1,025	28	(6,163)	14,007
Operating expenses:
Benefits	9,327	1,302	—	1,089	31	(240)	11,509
Operating costs	1,069	423	5,974	152	4	(5,923)	1,699
Merger termination fee and related costs, net	—	—	—	—	—	27	27
Depreciation and amortization	48	22	35	9	—	(25)	89
Total operating expenses	10,444	1,747	6,009	1,250	35	(6,161)	13,324
Income (loss) from operations	514	124	279	(225)	(7)	(2)	683
Interest expense	—	—	—	—	—	47	47
Income (loss) before income taxes	$514	$124	$279	$(225)	$(7)	$(49)	$636

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2017
Revenues - external customers
Premiums:
Individual Medicare Advantage	$16,658	$—	$—	$—	$—	$—	$16,658
Group Medicare Advantage	2,595	—	—	—	—	—	2,595
Medicare stand-alone PDP	1,866	—	—	—	—	—	1,866
Total Medicare	21,119	—	—	—	—	—	21,119
Fully-insured	236	2,728	—	530	—	—	3,494
Specialty	—	645	—	—	—	—	645
Medicaid and other	1,324	—	—	—	19	—	1,343
Total premiums	22,679	3,373	—	530	19	—	26,601
Services revenue:
Provider	—	—	133	—	—	—	133
ASO and other	4	304	—	—	4	—	312
Pharmacy	—	—	38	—	—	—	38
Total services revenue	4	304	171	—	4	—	483
Total revenues - external customers	22,683	3,677	171	530	23	—	27,084
Intersegment revenues
Services	—	10	8,619	—	—	(8,629)	—
Products	—	—	3,134	—	—	(3,134)	—
Total intersegment revenues	—	10	11,753	—	—	(11,763)	—
Investment income	49	18	16	2	42	85	212
Total revenues	22,732	3,705	11,940	532	65	(11,678)	27,296
Operating expenses:
Benefits	19,723	2,598	—	242	61	(409)	22,215
Operating costs	1,917	793	11,357	102	6	(11,169)	3,006
Merger termination fee and related costs, net	—	—	—	—	—	(947)	(947)
Depreciation and amortization	115	42	69	7	—	(49)	184
Total operating expenses	21,755	3,433	11,426	351	67	(12,574)	24,458
Income (loss) from operations	977	272	514	181	(2)	896	2,838
Interest expense	—	—	—	—	—	107	107
Income (loss) before income taxes	$977	$272	$514	$181	$(2)	$789	$2,731

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$16,077	$—	$—	$—	$—	$—	$16,077
Group Medicare Advantage	2,162	—	—	—	—	—	2,162
Medicare stand-alone PDP	2,054	—	—	—	—	—	2,054
Total Medicare	20,293	—	—	—	—	—	20,293
Fully-insured	210	2,694	—	1,917	—	—	4,821
Specialty	—	639	—	—	—	—	639
Medicaid and other	1,308	10	—	—	19	—	1,337
Total premiums	21,811	3,343	—	1,917	19	—	27,090
Services revenue:
Provider	—	—	145	—	—	—	145
ASO and other	3	353	1	—	6	—	363
Pharmacy	—	—	14	—	—	—	14
Total services revenue	3	353	160	—	6	—	522
Total revenues - external customers	21,814	3,696	160	1,917	25	—	27,612
Intersegment revenues
Services	—	12	9,551	—	—	(9,563)	—
Products	—	—	2,793	—	—	(2,793)	—
Total intersegment revenues	—	12	12,344	—	—	(12,356)	—
Investment income	46	12	14	3	31	89	195
Total revenues	21,860	3,720	12,518	1,920	56	(12,267)	27,807
Operating expenses:
Benefits	18,960	2,524	—	1,818	56	(452)	22,906
Operating costs	2,151	857	11,916	321	8	(11,820)	3,433
Merger termination fee and related costs, net	—	—	—	—	—	61	61
Depreciation and amortization	94	43	71	18	—	(49)	177
Total operating expenses	21,205	3,424	11,987	2,157	64	(12,260)	26,577
Income (loss) from operations	655	296	531	(237)	(8)	(7)	1,230
Interest expense	—	—	—	—	—	94	94
Income (loss) before income taxes	$655	$296	$531	$(237)	$(8)	$(101)	$1,136

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
Executive Overview
General
Humana is committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well-being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large.
To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools - such as in-home care, behavioral health, pharmacy services, data analytics and wellness solutions - combine to produce a simplified experience that makes health care easier to navigate and more effective.
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
2017 Highlights
Consolidated

•
Our consolidated pretax results for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, were primarily impacted by higher year-over-year earnings for our individual Medicare Advantage and Individual Commercial businesses, partially offset by lower earnings in the Group and Specialty and Healthcare Services segments. Our consolidated pretax results for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, were also significantly impacted by the net gain associated with the terminated Merger Agreement, mainly the break-up fee.

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

•
Our 2017 results through June 30, 2017 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2017, approximately 1,840,100 members, or 64.8%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,816,300 members, or 64.0%, at December 31, 2016 and 1,726,800 members, or 61.3%, at June 30, 2016.

•
We recorded a net gain associated with the terminated Merger Agreement, consisting primarily of the break-up fee, of approximately $947 million, or $4.31 per diluted common share during the six months ended June 30, 2017. We recorded transaction costs in connection with the Merger of approximately $27 million, or $0.16 per diluted common share, and $61 million, or $0.37 per diluted common share, during the three and six months ended June 30, 2016, respectively. Certain costs associated with the Merger were previously not deductible for tax purposes, but became deductible, and were recorded as such in the three months ended March 31, 2017 as a result of the termination of the Merger Agreement.

•
Year-over-year comparisons of results are also impacted by the recognition of a premium deficiency reserve for our Individual Commercial segment related to certain of our 2016 policies as discussed in the Individual Commercial segment highlights that follow. During the three months ended June 30, 2016, we increased the premium deficiency reserve $208 million, or $0.86 per diluted common share.

•	Likewise, year-over-year comparisons of the benefit ratio are impacted by the seasonal impact of a leap day in the six months ended June 30, 2016.

•
The annual health insurance industry fee has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018. Operating cost associated with the health insurer fee attributable to the three and six months ended June 30, 2016 was $229 million and $456 million, respectively. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate. The one-year suspension in 2017 of the health insurer fee has significantly reduced our operating costs and effective tax rate during the three and six months ended June 30, 2017.

•
On February 14, 2017, we announced we are exiting our Individual Commercial medical business commencing January 1, 2018. As discussed previously, we have worked over the past several years to address market and programmatic challenges in order to keep coverage options available wherever we could offer a viable product. This has included pursuing business changes, such as modifying networks, restructuring product offerings, reducing the company’s geographic footprint and increasing premiums. All of these actions were taken with the expectation that our Individual Commercial medical business would stabilize to the point where we could continue to participate in the program. However, based on our analysis of data associated with our healthcare exchange membership following the 2017 open enrollment period, we saw further signs of an unbalanced risk pool. Therefore, we decided that we cannot continue to offer this coverage and plan to exit this business commencing January 1, 2018. The three and six months ended June 30, 2017 includes pretax income from our Individual Commercial business of $118 million, or $0.51 per diluted common share, and $181 million, or $0.77 per diluted common share, respectively.

•
On March 1, 2017, a court ordered the liquidation of Penn Treaty (an unaffiliated long-term care insurance company) which triggered assessments from state guaranty associations that resulted in our recording a $54 million, or $0.23 per diluted common share, estimate in operating costs in the three months ended March 31, 2017.

•
During the six months ended June 30, 2017, cash flow provided by operations was $4.1 billion as compared to $206 million for the six months ended June 30, 2016. Our operating cash flows for the six months ended June 30, 2017 were significantly impacted by the early receipt of the Medicare premium remittance for July 2017 of $3.1 billion in June 2017 because the payment date of July 1, 2017 fell on a weekend. Our operating cash flows were also significantly impacted by the $1 billion receipt of the Merger termination fee, net of related expenses and the portion of taxes paid to date. Excluding the timing of the Medicare premium remittance and the Merger termination fee, our operating cash flows were negatively impacted by the timing of working capital items partially offset by higher earnings. See further discussion under the section titled "Liquidity" in this report.

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

•
We now expect 74% of our June 30, 2017 Medicare Advantage membership to be in 4-Star plans or higher for bonus year 2018. As previously disclosed, in October 2016, CMS published its Star quality ratings (which we refer to as Star Ratings) showing that the percentage of our July 31, 2016 Medicare Advantage membership in 4-Star plans or higher declined to approximately 37% for bonus year 2018 from approximately 78% of our July 31, 2015 Medicare Advantage membership for bonus year 2017. While Star Ratings are based on a number of plan performance measures that are evaluated each year, the projected Star Ratings for our plans for the 2018 bonus year included certain reductions that were primarily attributable to our 2015 comprehensive program audit by CMS. We filed a reconsideration request with CMS, which was denied. We subsequently decided not to appeal the denial further, and worked through existing CMS processes to rationalize contract structures, resulting in final Star ratings for bonus year 2018 that reflect our commitment to quality products and services for our members. We remain committed to our partnership with CMS and to delivering quality products and services to our members.

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

Healthcare Services Segment

•
At June 30, 2017, approximately 50,700 primary care providers were in value-based relationships, an increase of 5.2% from 48,200 at June 30, 2016 and an increase of 0.6% from 50,400 at December 31, 2016. At June 30, 2017, 64.8% of our individual Medicare Advantage members were in value-based relationships compared to 61.3% at June 30, 2016 and 64.0% at December 31, 2016.

•
Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 981,600 at June 30, 2017, a decrease of 2.6% from 1,008,100 at June 30, 2016, and 10.7% from 1,099,200 at December 31, 2016. We have undergone an optimization process that ensures the appropriate level of member interaction with clinicians to drive quality outcomes, which has resulted in reduced segment earnings but higher returns on investment.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee, which ends in 2017. The annual health insurance industry fee, which is not deductible for income tax purposes, has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018.

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
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through June 30, 2017, we collected approximately $38 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the risk corridor program. At June 30, 2017, we estimate that we are entitled to collect a total of $611 million from HHS under the commercial risk corridor program for the 2014 through 2016 program years.
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

Comparison of Results of Operations for 2017 and 2016
The following discussion primarily deals with our results of operations for the three months ended June 30, 2017, or the 2017 quarter, the three months ended June 30, 2016, or the 2016 quarter, the six months ended June 30, 2017, or the 2017 period, and the six months ended June 30, 2016, or the 2016 period.
Consolidated

	For the three months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$11,273	$10,934	$339	3.1%
Group and Specialty	1,673	1,683	(10)	(0.6)%
Individual Commercial	247	1,024	(777)	(75.9)%
Other Businesses	10	9	1	11.1%
Total premiums	13,203	13,650	(447)	(3.3)%
Services:
Retail	2	2	—	—%
Group and Specialty	143	176	(33)	(18.8)%
Healthcare Services	83	81	2	2.5%
Other Businesses	2	3	(1)	(33.3)%
Total services	230	262	(32)	(12.2)%
Investment income	101	95	6	6.3%
Total revenues	13,534	14,007	(473)	(3.4)%
Operating expenses:
Benefits	10,889	11,509	(620)	(5.4)%
Operating costs	1,453	1,699	(246)	(14.5)%
Merger termination fee and related costs, net	—	27	(27)	(100.0)%
Depreciation and amortization	92	89	3	3.4%
Total operating expenses	12,434	13,324	(890)	(6.7)%
Income from operations	1,100	683	417	61.1%
Interest expense	58	47	11	23.4%
Income before income taxes	1,042	636	406	63.8%
Provision for income taxes	392	325	67	20.6%
Net income	$650	$311	$339	109.0%
Diluted earnings per common share	$4.46	$2.06	$2.40	116.5%
Benefit ratio(a)	82.5%	84.3%		(1.8)%
Operating cost ratio(b)	10.8%	12.2%		(1.4)%
Effective tax rate	37.6%	51.1%		(13.5)%
(a) Represents total benefits expense as a percentage of premiums revenue.
(b) Represents total operating costs, excluding Merger termination fee and related costs, net, and depreciation and amortization, as a percentage of total revenues less investment income.

	For the six months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$22,679	$21,811	$868	4.0%
Group and Specialty	3,373	3,343	30	0.9%
Individual Commercial	530	1,917	(1,387)	(72.4)%
Other Businesses	19	19	—	—%
Total premiums	26,601	27,090	(489)	(1.8)%
Services:
Retail	4	3	1	33.3%
Group and Specialty	304	353	(49)	(13.9)%
Healthcare Services	171	160	11	6.9%
Other Businesses	4	6	(2)	(33.3)%
Total services	483	522	(39)	(7.5)%
Investment income	212	195	17	8.7%
Total revenues	27,296	27,807	(511)	(1.8)%
Operating expenses:
Benefits	22,215	22,906	(691)	(3.0)%
Operating costs	3,006	3,433	(427)	(12.4)%
Merger termination fee and related costs, net	(947)	61	(1,008)	(1,652.5)%
Depreciation and amortization	184	177	7	4.0%
Total operating expenses	24,458	26,577	(2,119)	(8.0)%
Income from operations	2,838	1,230	1,608	130.7%
Interest expense	107	94	13	13.8%
Income before income taxes	2,731	1,136	1,595	140.4%
Provision for income taxes	966	571	395	69.2%
Net income	$1,765	$565	$1,200	212.4%
Diluted earnings per common share	$11.98	$3.75	$8.23	219.5%
Benefit ratio (a)	83.5%	84.6%		(1.1)%
Operating cost ratio (b)	11.1%	12.4%		(1.3)%
Effective tax rate	35.4%	50.3%		(14.9)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding Merger termination fee and related costs, net, and depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $650 million, or $4.46 per diluted common share, in the 2017 quarter compared to $311 million, or $2.06 per diluted common share, in the 2016 quarter. The 2017 quarter includes net income from our Individual Commercial segment of $0.51 per diluted common share, as well as $0.54 per diluted common share beneficial effect of the lower tax rate in light of pricing and benefit design assumptions associated with the 2017 temporary suspension of the health insurance industry fee, excluding the Individual Commercial business impact. Net income was $1.8 billion, or $11.98 per diluted common share, in the 2017 period compared to $565 million, or $3.75 per diluted common share, in the 2016 period. The 2017 period includes a net gain associated with the terminated Merger Agreement consisting primarily of the break-up fee representing $4.31 per diluted common share, as well as the estimated guaranty fund assessment expense to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company) of $0.23 per diluted common share. In addition, the 2017 period includes net income from our Individual Commercial segment of $0.77 per diluted common share, as well as $1.06 per diluted common share beneficial effect of the lower tax rate in light of pricing and benefit design assumptions associated with the 2017 temporary suspension of the health insurance industry fee, excluding the Individual Commercial business impact. Excluding the impact of the items above, the increase in the 2017 quarter and the 2017 period primarily was due to year-over-year improvement in our Retail segment pretax results as discussed in the detailed segment results discussion that follows.
Premiums Revenue
Consolidated premiums decreased $447 million, or 3.3%, from the 2016 quarter to $13.2 billion for the 2017 quarter and decreased $489 million, or 1.8%, from the 2016 period to $26.6 billion for the 2017 period. These decreases are primarily due to lower premiums in the Individual Commercial segment, partially offset by higher premiums in the Retail segment resulting from our Medicare Advantage business, as discussed in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue decreased $32 million, or 12.2%, from the 2016 quarter to $230 million for the 2017 quarter and decreased $39 million, or 7.5%, from the 2016 period to $483 million for the 2017 period. These decrease are primarily due to a decrease in services revenue in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income totaled $101 million for the 2017 quarter, increasing $6 million, or 6.3%, from $95 million for the 2016 quarter. For the 2017 period, investment income totaled $212 million, increasing $17 million, or 8.7% , from $195 million in the 2016 period. These increases primarily reflect higher average invested balances in both the 2017 quarter and the 2017 period, partially offset by lower realized capital gains and lower interest rates in the 2017 quarter and the 2017 period.
Benefits Expense
Consolidated benefits expense was $10.9 billion for the 2017 quarter, a decrease of $620 million from the 2016 quarter. For the 2017 period, benefits expense was $22.2 billion, a decrease of $691 million from the 2016 period. These decreases are primarily due to a decrease in the Individual Commercial segment benefits expense, partially offset by an increase in the Retail and Group and Specialty segments benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $114 million in the 2017 quarter as compared to $95 million in the 2016 quarter. In the 2017 period, we experienced favorable medical claims reserve development related to prior fiscal years of $345 million as compared to $435 million in the 2016 period as discussed in the detailed segment results discussion that follows.
The consolidated benefit ratio decreased 180 basis points to 82.5% for the 2017 quarter compared to 84.3% for the 2016 quarter primarily reflecting the impact of the Individual Commercial business, partially offset by an increase in the Retail and Group and Specialty segment ratio as discussed in the segment results of operation discussion that follows. The consolidated benefit ratio for the 2017 period was 83.5%, a 110 basis point decrease from 84.6% for the

2016 period, primary due to the same factors impacting the 2017 quarter as well as the seasonal impact of a leap day in the 2016 period, partially offset by lower favorable prior period reserve development. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points in the 2017 quarter versus approximately 70 basis points in the 2016 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 130 basis points in the 2017 period versus approximately 160 basis points in the 2016 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $246 million, or 14.5%, during the 2017 quarter compared to the 2016 quarter primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017, and lower Individual Commercial membership. Consolidated operating costs decreased $427 million, or 12.4%, during the 2017 period compared to the 2016 period primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017, and lower Individual Commercial membership, partially offset by the estimated guaranty fund assessment expense recorded to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company).
The consolidated operating cost ratio for the 2017 quarter of 10.8% decreased 140 basis points from the 2016 quarter primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017, partially offset by the loss of scale efficiency from market exits in 2017 associated with our Individual Commercial product. The consolidated operating cost ratio for the 2017 period decreased 130 basis points to 11.1% from 12.4% in the 2016 period primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017, partially offset by the loss of scale efficiency from market exits in the 2017 period associated with the Individual Commercial product as well as the impact of the estimated guaranty fund assessment expense recorded to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company). The non-deductible health insurance industry fee impacted the operating cost ratio by 160 and 170 basis points in the 2016 quarter and 2016 period, respectively.
Depreciation and Amortization
Depreciation and amortization for the 2017 quarter totaled $92 million compared to $89 million for the 2016 quarter. For the 2017 period, depreciation and amortization totaled $184 million compared to $177 million for the 2016 period.
Interest Expense
Interest expense for the 2017 quarter totaled $58 million, compared to $47 million for the 2016 quarter, and totaled $107 million for the 2017 period compared to $94 million for the 2016 period. The increase was due to the issuance of $1 billion of senior notes in March 2017.
Income Taxes
Our effective tax rate during the 2017 quarter was 37.6% compared to the effective tax rate of 51.1% in the 2016 quarter. For the 2017 period our effective tax rate was 35.4% compared to the effective tax rate of 50.3% for the 2016 period. These decreases are primarily due to the 2017 temporary suspension of the non-deductible health insurance industry fee as well as previously non-deductible transaction costs that, as a result of termination of the Merger Agreement, became deductible for tax purposes and were recorded as such in the three months ended March 31, 2017.

Retail Segment

	June 30,		Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,840,100	2,816,500	23,600	0.8%
Group Medicare Advantage	433,400	351,700	81,700	23.2%
Medicare stand-alone PDP	5,236,400	4,856,300	380,100	7.8%
Total Retail Medicare	8,509,900	8,024,500	485,400	6.0%
State-based Medicaid	374,900	391,600	(16,700)	(4.3)%
Medicare Supplement	232,700	212,300	20,400	9.6%
Total Retail medical members	9,117,500	8,628,400	489,100	5.7%

	For the three months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$8,282	$8,050	$232	2.9%
Group Medicare Advantage	1,277	1,085	192	17.7%
Medicare stand-alone PDP	925	1,015	(90)	(8.9)%
Total Retail Medicare	10,484	10,150	334	3.3%
State-based Medicaid	671	678	(7)	(1.0)%
Medicare Supplement	118	106	12	11.3%
Total premiums	11,273	10,934	339	3.1%
Services	2	2	—	—%
Total premiums and services revenue	$11,275	$10,936	$339	3.1%
Income before income taxes	$607	$514	$93	18.1%
Benefit ratio	85.8%	85.3%		0.5%
Operating cost ratio	8.5%	9.8%		(1.3)%

	For the six months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$16,658	$16,077	$581	3.6%
Group Medicare Advantage	2,595	2,162	433	20.0%
Medicare stand-alone PDP	1,866	2,054	(188)	(9.2)%
Total Retail Medicare	21,119	20,293	826	4.1%
State-based Medicaid	1,324	1,308	16	1.2%
Medicare Supplement	236	210	26	12.4%
Total premiums	22,679	21,811	868	4.0%
Services	4	3	1	33.3%
Total premiums and services revenue	$22,683	$21,814	$869	4.0%
Income before income taxes	$977	$655	$322	49.2%
Benefit ratio	87.0%	86.9%		0.1%
Operating cost ratio	8.5%	9.9%		(1.4)%
Pretax Results

•
Retail segment pretax income was $607 million in the 2017 quarter, an increase of $93 million, or 18.1%, compared to $514 million in the 2016 quarter and was $977 million in the 2017 period, an increase of $322 million, or 49.2%, compared to $655 million in the 2016 period. These increases primarily were due to the year-over-year improvement in earnings for our individual Medicare Advantage business.

Enrollment

•
Individual Medicare Advantage membership increased 23,600 members, or 0.8%, from June 30, 2016 to June 30, 2017 reflecting net membership additions for Medicare beneficiaries including the effect of market and product exits in 2017. We decided certain markets and/or products were not meeting long term strategic and financial objectives. Additionally, membership growth was muted due to competitive actions including the uncertainty associated with the then-pending Merger transaction.

•	Group Medicare Advantage membership increased 81,700, or 23.2%, from June 30, 2016 to June 30, 2017 reflecting the addition of a large account in January 2017.

•
Medicare stand-alone PDP membership increased 380,100 members, or 7.8%, from June 30, 2016 to June 30, 2017 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2017 plan year.

•
State-based Medicaid membership decreased 16,700 members, or 4.3%, from June 30, 2016 to June 30, 2017, primarily driven by lower membership associated with our Florida contracts resulting from network realignments.

Premiums Revenue

•
Retail segment premiums increased $339 million, or 3.1%, from the 2016 quarter to the 2017 quarter and increased $868 million, or 4.0%, from the 2016 period to the 2017 period. These increases primarily were due to group and individual Medicare Advantage membership growth and increased per-member premiums for the individual Medicare Advantage business. Average group and individual Medicare Advantage membership increased 3.4% for the 2017 quarter and 3.6% for the 2017 period. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per-member premiums. Items impacting average per-member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Benefits Expense

•
The Retail segment benefit ratio increased 50 basis points from 85.3% in the 2016 quarter to 85.8% in the 2017 quarter, primarily due to the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing and benefit design of our products and margin compression associated with the competitive environment in the group Medicare Advantage business. This increase was partially offset by the impact of planned exits from certain Medicare Advantage markets that carried a higher benefit ratio than other markets. The Retail segment benefit ratio increased 10 basis points from 86.9% in the 2016 period to 87.0% in the 2017 period primarily due to the same factors impacting the year-over-year comparison for the quarter, as well as the seasonal impact of a leap day in the 2016 period versus none in the 2017 period.

•
The Retail segment’s benefits expense for the 2017 quarter included $83 million in favorable prior-period medical claims reserve development versus $81 million in favorable prior-period medical claims reserve development in the 2016 quarter. For the 2017 period, the Retail segment's benefit expense include the beneficial effect of $287 million in favorable prior-period reserve development versus $299 million in the 2016 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 70 basis points in each of the 2017 quarter and the 2016 quarter. Favorable prior-period reserve development decreased the benefit ratio by approximately 130 basis points in the 2017 period versus approximately 140 basis points in the 2016 period.

Operating Costs

•
The Retail segment operating cost ratio of 8.5% for the 2017 quarter decreased 130 basis points from 9.8% for the 2016 quarter. The Retail segment operating cost ratio of 8.5% for 2017 period decreased 140 basis points from 9.9% for the 2016 period. These decreases primarily were due to the temporary suspension of the health insurance industry fee for calendar year 2017. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in each of the 2016 quarter and the 2016 period.

Group and Specialty Segment

	June 30,		Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,107,500	1,140,100	(32,600)	(2.9)%
ASO	446,800	578,400	(131,600)	(22.8)%
Military services	3,088,600	3,074,800	13,800	0.4%
Total group and specialty medical members	4,642,900	4,793,300	(150,400)	(3.1)%
Specialty membership (a)	6,917,800	7,002,300	(84,500)	(1.2)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,350	$1,357	$(7)	(0.5)%
Group specialty	323	321	2	0.6%
Military services	—	5	(5)	(100.0)%
Total premiums	1,673	1,683	(10)	(0.6)%
Services	143	176	(33)	(18.8)%
Total premiums and services revenue	$1,816	$1,859	$(43)	(2.3)%
Income before income taxes	$101	$124	$(23)	(18.5)%
Benefit ratio	78.4%	77.4%		1.0%
Operating cost ratio	21.6%	22.7%		(1.1)%

	For the six months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,728	$2,694	$34	1.3%
Group specialty	645	639	6	0.9%
Military services	—	10	(10)	(100.0)%
Total premiums	3,373	3,343	30	0.9%
Services	304	353	(49)	(13.9)%
Total premiums and services revenue	$3,677	$3,696	$(19)	(0.5)%
Income before income taxes	$272	$296	$(24)	(8.1)%
Benefit ratio	77.0%	75.5%		1.5%
Operating cost ratio	21.5%	23.1%		(1.6)%
Pretax Results

•
Group and Specialty segment pretax income was $101 million in the 2017 quarter, a decrease of $23 million, or 18.5%, from $124 million in the 2016 quarter, and was $272 million in the 2017 period, a decrease of $24 million from $296 million in the 2016 period. These decreases primarily reflect the timing of revenues under our TRICARE contract primarily related to medical cost trend incentives and amounts for additional services requested under the contract.

Enrollment

•
Fully-insured commercial group medical membership decreased 32,600 members, or 2.9%, from June 30, 2016 to June 30, 2017 reflecting lower membership in small group accounts, due in part to more small group accounts selecting ASO products in 2017.

•
Group ASO commercial medical membership decreased 131,600 members, or 22.8%, from June 30, 2016 to June 30, 2017 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment, partially offset by more small group accounts selecting ASO products in 2017.

•
Specialty membership decreased 84,500 members, or 1.2%, from June 30, 2016 to June 30, 2017 primarily due to declines in other supplemental benefits membership, as well as declines in individual dental membership following our exit from certain individual commercial medical markets in 2017. Other supplemental benefits include life, disability, and fixed benefits products including cancer and critical illness policies.

Premiums Revenue

•
Group and Specialty segment premiums decreased $10 million, or 0.6%, from the 2016 quarter to $1.7 billion for the 2017 quarter primarily due to a decrease in average group fully-insured commercial medical membership, partially offset by an increase in group fully-insured commercial medical per-member premiums. Group and Specialty segment premiums increased $30 million, or 0.9%, from the 2016 period to $3.4 billion for the 2017 period primarily due to an increase in fully-insured commercial medical per-member premiums, partially offset by a decline in average fully-insured commercial medical membership.

Services Revenue

•
Group and Specialty segment services revenue decreased $33 million, or 18.8%, from the 2016 quarter to $143 million for the 2017 quarter and decreased $49 million, or 13.9%, from the 2016 period to $304 million for the 2017 period primarily due to a decline in revenue in our group ASO commercial medical business mainly due to membership declines.

Benefits Expense

•
The Group and Specialty segment benefit ratio increased 100 basis points from 77.4% in the 2016 quarter to 78.4% in the 2017 quarter primarily due to the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing of our products, as well as an increased proportion of small group members in community rated plans that carry a higher benefit ratio. These increases were partially offset by higher favorable prior-period medical claims reserve development in the 2017 quarter. The Group and Specialty segment benefit ratio increased 150 basis points from 75.5% in the 2016 period to 77.0% in the 2017 period primarily due to the same factors impacting the year-over-year comparisons for the 2017 quarter, as well as the impact of lower year-over-year favorable prior-period medical claims reserve development in the 2017 period.

•
The Group and Specialty segment’s benefits expense included $11 million in favorable prior-period medical claims reserve development in the 2017 quarter and unfavorable prior-period medical claims reserve development of $3 million in the 2016 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 70 basis points in the 2017 quarter and increased the benefit ratio by 20 basis points in the 2016 quarter. The Group and Specialty segment’s benefits expense included the beneficial effect of a favorable prior-period medical claims reserve development of $31 million in the 2017 period versus $38 million in the 2016 period. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 90 basis points in the 2017 period and 110 basis points in the 2016 period.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 21.6% for the 2017 quarter decreased 110 basis points from 22.7% for the 2016 quarter. For the 2017 period, the Group segment operating cost ratio of 21.5% decreased 160 basis points from 23.1% for the 2016 period. These decreases primarily were due to the temporary suspension of the health insurance industry fee for calendar year 2017, partially offset by the impact of the timing of revenues under our TRICARE contract primarily related to medical cost trend incentives and amounts for additional services requested under the contract. The non-deductible health insurance industry fee impacted the operating cost ratio by 140 basis points in the 2016 quarter and by 150 basis points in the 2016 period.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$46	$55	$(9)	(16.4)%
Pharmacy solutions	20	7	13	185.7%
Provider services	17	19	(2)	(10.5)%
Total services revenues	83	81	2	2.5%
Intersegment revenues:
Pharmacy solutions	5,194	5,435	(241)	(4.4)%
Provider services	397	427	(30)	(7.0)%
Clinical care services	300	338	(38)	(11.2)%
Total intersegment revenues	5,891	6,200	(309)	(5.0)%
Total services and intersegment revenues	$5,974	$6,281	$(307)	(4.9)%
Income before income taxes	$270	$279	$(9)	(3.2)%
Operating cost ratio	95.0%	95.1%		(0.1)%

	For the six months ended June 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$96	$107	$(11)	(10.3)%
Pharmacy solutions	38	14	24	171.4%
Provider services	37	39	(2)	(5.1)%
Total services revenues	171	160	11	6.9%
Intersegment revenues:
Pharmacy solutions	10,335	10,842	(507)	(4.7)%
Provider services	815	845	(30)	(3.6)%
Clinical care services	603	657	(54)	(8.2)%
Total intersegment revenues	11,753	12,344	(591)	(4.8)%
Total services and intersegment revenues	$11,924	$12,504	$(580)	(4.6)%
Income before income taxes	$514	$531	$(17)	(3.2)%
Operating cost ratio	95.2%	95.3%		(0.1)%
Pretax Results

•
Healthcare Services segment pretax income of $270 million for the 2017 quarter decreased slightly by $9 million, or 3.2%, from $279 million in the 2016 quarter. For the 2017 period, the Healthcare Services segment pretax income of $514 million decreased $17 million, or 3.2%, from $531 million in the 2016 period. These decreases primarily were due to ongoing pressures in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located, as well as the impact of the optimization process associated with our chronic care management programs. The reduction in pharmacy solutions intersegment revenues was offset by a similar reduction in operating costs associated with the pharmacy solutions business.
Script Volume

•
Humana Pharmacy Solutions® script volumes on an adjusted 30-day equivalent basis for Retail, Group and Specialty, and Individual Commercial segment membership increased to approximately 108 million in the 2017 quarter, up 2.9%, versus scripts of approximately 105 million in the 2016 quarter. For the 2017 period, script volumes for Retail, Group and Specialty, and Individual Commercial segment membership increased to approximately 215 million, up 2.9%, versus scripts of approximately 209 million in the 2016 period. These increases primarily reflecting growth associated with higher average Medicare membership for the 2017 quarter and 2017 period compared to the 2016 quarter and 2016 period, partially offset by the decline in Individual Commercial membership.

Services Revenues

•
Services revenues increased $2 million, or 2.5%, from the 2016 quarter to $83 million for the 2017 quarter and increased $11 million, or 6.9%, from the 2016 period to $171 million for the 2017 period primarily due to service revenue growth from our pharmacy solutions business.

Intersegment Revenues

•
Intersegment revenues decreased $309 million, or 5.0%, from the 2016 quarter to $5.9 billion for the 2017 quarter and decreased $591 million, or 4.8%, from the 2016 period to $11.8 billion for the 2017 period primarily due to our pharmacy solutions business as well as the result of the optimization process associated with our chronic care management programs discussed previously, as well as ongoing pressures in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located. Our pharmacy solutions business revenues were impacted by improvements in net pharmacy costs driven by our pharmacy benefit manager and an increase in the generic dispensing rate. These items were partially offset by higher year-over-year script volume from growth in our Medicare Advantage and stand-alone PDP membership and the impact of lower Individual Commercial membership. Our generic dispensing rate improved to 91.1% and 91.2% during the 2017 quarter and 2017 period, respectively, compared to 90.2% during each the 2016 quarter and the 2016 period. The higher generic dispensing rate reduced revenues (and operating costs) for our pharmacy solutions business as generic drugs are generally priced lower than branded drugs.

Operating Costs

•	The Healthcare Services segment operating cost ratio was relatively unchanged from the 2016 quarter to the 2017 quarter and from the 2016 period to the 2017 period.
Individual Commercial Segment

•	As announced on February 14, 2017, we are exiting our Individual Commercial medical business commencing January 1, 2018.

•
Individual Commercial segment pretax income of $118 million for the 2017 quarter increased $343 million from the 2016 quarter. For the 2017 period, the Individual Commercial segment pretax income of $181 million increased $418 million from the 2016 period. These increases were primarily due to the impact of the $208 million increase in the premium deficiency reserve recorded in the second quarter of 2016 related to certain of our 2016 policies, as well as the exit of certain markets in 2017, and per-member premium increases.

•
Individual commercial medical membership decreased 610,900 members, or 77.1%, from June 30, 2016 to June 30, 2017 reflecting the decline in the number of counties we offered on-exchange coverage and the discontinuance of offering off-exchange products.

•
The benefit ratio for the Individual Commercial segment was 34.8% and 45.7% for the 2017 quarter and 2017 period, respectively, a significant decrease from 106.3% and 94.8% for the 2016 quarter and 2016 period, respectively. The year-over-year declines primarily resulted from the effect of the $208 million increase in the 2016 premium deficiency reserve recorded in the second quarter of 2016 related to certain of our 2016 policies, the impact from planned exits in 2017 in certain markets that carried a higher benefit ratio, and per-member premium increases.

•
The operating cost ratio for the Individual Commercial segment was 16.2% in the 2017 quarter, an increase of 140 basis points from 14.8% in the 2016 quarter. The Individual Commercial segment operating cost ratio of 19.2% for the 2017 period increased 250 basis points from 16.7% in the 2016 period. These increases are primarily due to the loss of scale efficiency from market exits in 2017 partially offset by the temporary suspension of the health insurance industry fee for calendar year 2017.

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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the six months ended June 30, 2017, net collections under the 3Rs associated with prior coverage years were $63 million compared to $222 million during the six months ended June 30, 2016. Net collections for the six months ended June 30, 2016 included an advance payment for a portion of the 2015 reinsurance amount. The remaining net receivable balance associated with the 3Rs was approximately $411 million at June 30, 2017, including $409 million related to prior coverage years, compared to $456 million at December 31, 2016, neither of which includes any risk corridor receivable. Amounts associated with prior coverage years of $409 million is expected to be collected during the third quarter of 2017. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2016 Form 10-K.

Cash and cash equivalents increased to approximately $8.1 billion at June 30, 2017 from $3.9 billion at December 31, 2016. The change in cash and cash equivalents for the six months ended June 30, 2017 and 2016 is summarized as follows:

	Six Months Ended
	2017	2016
	(in millions)
Net cash provided by operating activities	$4,099	$206
Net cash used in investing activities	(1,078)	(297)
Net cash provided by (used in) financing activities	1,241	(51)
Increase (decrease) in cash and cash equivalents	$4,262	$(142)
Cash Flow from Operating Activities
Our operating cash flows for the 2017 period were significantly impacted by the early receipt of the Medicare premium remittance for July 2017 of $3.1 billion in June 2017 because the payment date of July 1, 2017 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at June 30, 2017. Our operating cash flows were also significantly impacted by the $1 billion receipt of the Merger termination fee, net of related expenses and the portion of taxes paid to date. Excluding the timing of the Medicare premium remittance and the Merger termination fee, our operating cash flows were negatively impacted by the timing of working capital items partially offset by higher earnings.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	2017 Period Change	2016 Period Change
	(in millions)
IBNR (1)	$3,305	$3,422	$(117)	$(191)
Reported claims in process (2)	581	654	(73)	70
Premium deficiency reserve (3)	—	—	—	161
Other benefits payable (4)	952	487	465	242
Total benefits payable	$4,838	$4,563	$275	$282

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

The increase in benefits payable from December 31, 2016 to June 30, 2017 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements. This was partially offset by a decrease in IBNR primarily driven by declines in individual commercial medical membership in the 2017 period, partially offset by an increase in group Medicare Advantage membership. The increase in benefits payable from December 31, 2015 to June 30, 2016 largely was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements, an increase in the premium deficiency reserve associated with our individual commercial medical products, and an increase in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff. These items were partially offset by a decrease in IBNR primarily driven by declines in group Medicare Advantage and individual commercial medical membership in the 2016 period, partially offset by an increase in individual Medicare Advantage membership.
The detail of total net receivables was as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	2017 Period Change	2016 Period Change
	(in millions)
Medicare	$1,739	$787	$952	$1,285
Commercial and other	718	579	139	125
Military services	65	32	33	—
Allowance for doubtful accounts	(92)	(118)	26	(18)
Total net receivables	$2,430	$1,280	$1,150	$1,392
The changes in Medicare receivables for both the 2017 period and the 2016 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in August and October, respectively.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the 2017 period, we received net collections of $63 million for the commercial 3Rs associated with prior coverage years as compared to net collections of $222 million in the 2016 period. The net receivable balance associated with the 3Rs was approximately $411 million at June 30, 2017 and $456 million at December 31, 2016, including certain amounts recorded in receivables in the table above. In 2017, we will not pay the federal government for the annual health insurance industry fee due to the temporary one year suspension as compared to our payment of $916 million in the third quarter of 2016. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
Cash Flow from Investing Activities
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $836 million in the 2017 period and $40 million in the 2016 period.
Our ongoing capital expenditures primarily relate to our information technology initiatives as well as support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $233 million in the 2017 period and $256 million in the 2016 period.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $2.1 billion during the 2017 period and higher than claims payments by $240 million during the 2016 period. Our net payable for CMS subsidies and brand name prescription drug discounts was $1.2 billion at June 30, 2017 compared to a net receivable of $1.8 billion at June 30, 2016 and $873 million at December 31, 2016. Refer to Note 6 to the condensed consolidated financial statements included in this report.
Under our administrative services only TRICARE South Region contract, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $6 million in the 2017 period. In the 2016 period, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $34 million.
Receipts from the Department of Health and Human Services, or HHS, associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $4 million higher than claims payments during the 2017 period and $15 million higher than claims payments during the 2016 period.
We repurchased 5.83 million shares for $1.2 billion in the 2017 period, which excludes another $300 million of stock held back pending final settlement of an accelerated stock repurchase plan, under a share repurchase plan authorized by the Board of Directors. There were no share repurchases under share repurchase plans authorized by the board of directors in the 2016 period due to the restrictions of the Merger Agreement. We also acquired common shares in connection with employee stock plans for an aggregate cost of $78 million in the 2017 period and $73 million in the 2016 period.
In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses, were $991 million. We intend to use the net proceeds for general corporate purposes.
Net proceeds from the issuance of commercial paper were $102 million in the 2017 period. There were no net proceeds from the issuance of commercial paper in the 2016 period. The maximum principal amount outstanding at any one time during the 2017 period was $500 million.
We paid dividends to stockholders of $104 million during the 2017 period and $90 million during the 2016 period, as discussed further below.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2017 was BBB+ according to Standard &

Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $2.8 billion at June 30, 2017 compared to $2.0 billion at December 31, 2016. This increase primarily reflects the receipt of $1.4 billion of subsidiary dividends, the receipt of the Merger termination fee, net of related expenses, and the net proceeds associated with the issuance of senior notes in March 2017, partially offset by the payment of $1.5 billion for our accelerated share repurchase program in March 2017 and the capital contribution of $535 million to our long-term care subsidiary, as described below. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
Our parent company funded a subsidiary capital contribution of approximately $535 million in the first quarter of 2017 for reserve strengthening associated with our closed block of long-term care insurance policies.
The annual health insurance industry fee has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018. In September 2016, we paid the federal government $916 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. Each year on January 1, except for 2017, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost resulted in operating cost expense of approximately $229 million and $456 million for the three and six months ended June 30, 2016, respectively, resulting from the amortization of the 2016 annual health insurance industry fee.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2017, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $8.0 billion, which exceeded aggregate minimum regulatory requirements of $4.8 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. The amount of dividends paid to our parent company was approximately $1.4 billion during the six months ended June 30, 2017 compared to $663 million during six months ended June 30, 2016. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at June 30, 2017. Our net unrealized position increased $167 million from a net unrealized loss position of $28 million at December 31, 2016 to a net unrealized gain position of $139 million at June 30, 2017. At June 30, 2017, we had gross unrealized losses of $97 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the six months ended June 30, 2017. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.7 years as of June 30, 2017 and approximately 4.4 years as of December 31, 2016. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $678 million at June 30, 2017.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2017.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 14 to the condensed consolidated financial statements beginning on page 29 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2016 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2017	—	$—	—	$1,050,000,093
May 2017	—	—	—	1,050,000,093
June 2017	—	—	—	1,050,000,093
Total	—	$—	—

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

(2)	Excludes 0.37 million shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
None.

Item 6:	Exhibits

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
3(ii)By-Laws of Humana Inc., as amended on January 4, 2007 (incorporated herein by reference to Exhibit 3 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.1Voluntary Release and Separation Agreement, dated as of April 1, 2017, by and between Humana Inc. and James E. Murray (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Humana Inc. on April 3, 2017).

10.2Five-Year $2 Billion Amended and Restated Credit Agreement , dated as of May 22, 2017, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., PNC Bank, National Association, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, and J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets, Inc., PNC Capital Markets LLC, U.S. Bank National Association, and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to the Current Report on Form 8-K filed by Humana Inc. on May 22, 2017).

12Computation of ratio of earnings to fixed charges.
31.1Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 2, 2017	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)