Form 10-Q
period 2017-09-30
HUMANA INC
filed 2017-11-08
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2017
$0.16 2/3 par value	142,860,096 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2017

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,865	$3,877
Investment securities	8,622	7,595
Receivables, less allowance for doubtful accounts of $89 in 2017 and $118 in 2016	922	1,280
Other current assets	3,776	3,438
Total current assets	23,185	16,190
Property and equipment, net	1,560	1,505
Long-term investment securities	2,716	2,203
Goodwill	3,281	3,272
Other long-term assets	2,214	2,226
Total assets	$32,956	$25,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,959	$4,563
Trade accounts payable and accrued expenses	4,888	2,467
Book overdraft	171	212
Unearned revenues	3,447	280
Short-term debt	953	300
Total current liabilities	14,418	7,822
Long-term debt	3,977	3,792
Future policy benefits payable	2,893	2,834
Other long-term liabilities	457	263
Total liabilities	21,745	14,711
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,572,158 shares issued at September 30, 2017 and 198,495,007 shares issued at December 31, 2016	33	33
Capital in excess of par value	2,641	2,562
Retained earnings	13,542	11,454
Accumulated other comprehensive income (loss)	12	(66)
Treasury stock, at cost, 55,712,062 shares at September 30, 2017 and 49,189,811 shares at December 31, 2016	(5,017)	(3,298)
Total stockholders’ equity	11,211	10,685
Total liabilities and stockholders’ equity	$32,956	$25,396
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions, except per share results)
Revenues:
Premiums	$12,955	$13,371	$39,556	$40,461
Services	223	227	706	749
Investment income	104	96	316	291
Total revenues	13,282	13,694	40,578	41,501
Operating expenses:
Benefits	10,642	10,900	32,857	33,806
Operating costs	1,688	1,739	4,694	5,172
Merger termination fee and related costs, net	—	20	(947)	81
Depreciation and amortization	94	86	278	263
Total operating expenses	12,424	12,745	36,882	39,322
Income from operations	858	949	3,696	2,179
Interest expense	59	47	166	141
Income before income taxes	799	902	3,530	2,038
Provision for income taxes	300	452	1,266	1,023
Net income	$499	$450	$2,264	$1,015
Basic earnings per common share	$3.46	$3.01	$15.56	$6.80
Diluted earnings per common share	$3.44	$2.98	$15.44	$6.73
Dividends declared per common share	$0.40	$0.29	$1.20	$0.87
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$499	$450	$2,264	$1,015
Other comprehensive income:
Change in gross unrealized investment gains/losses	26	(9)	152	150
Effect of income taxes	(9)	3	(56)	(55)
Total change in unrealized investment gains/losses, net of tax	17	(6)	96	95
Reclassification adjustment for net realized gains included in investment income	—	(26)	(28)	(65)
Effect of income taxes	—	10	10	24
Total reclassification adjustment, net of tax	—	(16)	(18)	(41)
Other comprehensive income (loss), net of tax	17	(22)	78	54
Comprehensive income	$516	$428	$2,342	$1,069
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$2,264	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(28)	(65)
Stock-based compensation	116	76
Depreciation	303	289
Other intangible amortization	54	59
(Benefit) provision for deferred income taxes	(54)	54
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	358	396
Other assets	(369)	(419)
Benefits payable	396	73
Other liabilities	641	127
Unearned revenues	3,167	2,987
Other, net	114	117
Net cash provided by operating activities	6,962	4,709
Cash flows from investing activities
Acquisitions, net of cash acquired	(10)	(7)
Purchases of property and equipment	(376)	(395)
Purchases of investment securities	(4,337)	(4,533)
Maturities of investment securities	919	1,082
Proceeds from sales of investment securities	2,028	3,319
Net cash used in investing activities	(1,776)	(534)
Cash flows from financing activities
Receipts from contract deposits, net	1,931	350
Proceeds from issuance of senior notes, net	985	—
Repayment of commercial paper, net	(153)	(1)
Change in book overdraft	(41)	(118)
Common stock repurchases	(1,819)	(75)
Dividends paid	(162)	(133)
Proceeds from stock option exercises and other	61	—
Net cash provided by financing activities	802	23
Increase in cash and cash equivalents	5,988	4,198
Cash and cash equivalents at beginning of period	3,877	2,571
Cash and cash equivalents at end of period	$9,865	$6,769
Supplemental cash flow disclosures:
Interest payments	$124	$102
Income tax payments, net	$1,206	$851
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
Sale of Closed Block of Commercial Long-Term Care Insurance Business
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care insurance policies. Based on the terms of the definitive agreement we expect to record a net loss associated with the sale of KMG of approximately $400 million. The estimated loss includes a pretax loss of approximately $900 million, offset by the expected tax benefit of approximately $500 million. We will fund the transaction with approximately $203 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately$150 million of statutory capital with the sale, which together should be more than offset by the estimated $500 million cash savings associated with the expected tax treatment of the sale. The KMG transaction is anticipated to close by the third quarter of 2018 subject to customary closing conditions, including South Carolina Department of Insurance approval. There can be no assurance we will obtain regulatory approvals needed to sell the business or do so under terms acceptable to us.
Workforce Optimization
During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program. These programs are expected to impact approximately 2,700 associates, or 5.7%, of our workforce. As a result, we recorded estimated charges of $124 million, or $0.54 per diluted common share. At October 31, 2017, we had approximately 47,200 employees. The estimated charges were recorded at the corporate level and not allocated to the segments. This charge is included with operating costs in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2017. Payments under these programs are made upon termination during the early retirement or severance pay period, primarily starting as of the beginning of the first quarter of 2018. We expect this liability to be primarily paid within the next 12 months and classified it as a current liability, included in trade accounts payable and accrued expenses.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. On February 16, 2017, under the terms of the Merger Agreement, we received a breakup fee of $1 billion from Aetna, which is included in our condensed consolidated statement of income in the line captioned Merger termination fee and related costs, net. Prior period Merger related transaction costs, previously included in operating costs, have been reclassified to conform to the 2017 presentation.
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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 98% of our consolidated external revenues for 2016, are not included in the scope of the new guidance. We will adopt the guidance using the modified retrospective approach with a cumulative effect adjustment, if any, to retained earnings. We are analyzing how we may recognize revenue under the new guidance by reviewing selected sample contracts presently in place. While we expect revenue related to our Pharmacy, Provider Services, ASO and other services businesses to remain primarily unchanged, we are still reviewing the impact of the new guidance on the customer arrangements for these businesses. Accordingly, we continue to evaluate the impact of the new standard on our results of operations, financial condition, cash flows, and disclosures. The new guidance is effective for us beginning with annual and interim periods in 2018.
In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2020. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists of available-for-sale debt securities. We are currently evaluating the impact on our results of operations, financial condition, or cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2017 and December 31, 2016, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$821	$1	$(8)	$814
Mortgage-backed securities	1,423	5	(19)	1,409
Tax-exempt municipal securities	3,457	28	(16)	3,469
Mortgage-backed securities:
Residential	7	—	—	7
Commercial	399	3	(2)	400
Asset-backed securities	140	—	—	140
Corporate debt securities	4,921	215	(37)	5,099
Total debt securities	$11,168	$252	$(82)	$11,338

December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$800	$1	$(15)	$786
Mortgage-backed securities	1,662	6	(31)	1,637
Tax-exempt municipal securities	3,358	15	(68)	3,305
Mortgage-backed securities:
Residential	9	—	—	9
Commercial	307	1	(4)	304
Asset-backed securities	160	—	—	160
Corporate debt securities	3,530	145	(78)	3,597
Total debt securities	$9,826	$168	$(196)	$9,798

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2017 and December 31, 2016, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$522	$(5)	$137	$(3)	$659	$(8)
Mortgage-backed securities	986	(17)	82	(2)	1,068	(19)
Tax-exempt municipal securities	1,320	(9)	460	(7)	1,780	(16)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	115	(2)	—	—	115	(2)
Asset-backed securities	64	—	—	—	64	—
Corporate debt securities	999	(15)	469	(22)	1,468	(37)
Total debt securities	$4,006	$(48)	$1,152	$(34)	$5,158	$(82)

December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697	$(15)	$3	$—	$700	$(15)
Mortgage-backed securities	1,528	(31)	3	—	1,531	(31)
Tax-exempt municipal securities	2,756	(67)	43	(1)	2,799	(68)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	182	(3)	24	(1)	206	(4)
Asset-backed securities	51	—	63	—	114	—
Corporate debt securities	1,544	(71)	69	(7)	1,613	(78)
Total debt securities	$6,758	$(187)	$209	$(9)	$6,967	$(196)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at September 30, 2017. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. In addition, 2% of our tax-exempt securities were insured by bond insurers and had an

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 680 positions out of a total of approximately 2,320 positions at September 30, 2017. All issuers of securities we own that were trading at an unrealized loss at September 30, 2017 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At September 30, 2017, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2017.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Gross realized gains	$3	$37	$34	$88
Gross realized losses	(3)	(11)	(6)	(23)
Net realized capital gains	$—	$26	$28	$65
There were no material other-than-temporary impairments for the three and nine months ended September 30, 2017 or 2016.
The contractual maturities of debt securities available for sale at September 30, 2017, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$501	$502
Due after one year through five years	2,999	3,014
Due after five years through ten years	2,555	2,561
Due after ten years	3,144	3,305
Mortgage and asset-backed securities	1,969	1,956
Total debt securities	$11,168	$11,338

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2017 and December 31, 2016, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2017
Cash equivalents	$9,368	$9,368	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	814	—	814	—
Mortgage-backed securities	1,409	—	1,409	—
Tax-exempt municipal securities	3,469	—	3,469	—
Mortgage-backed securities:
Residential	7	—	7	—
Commercial	400	—	400	—
Asset-backed securities	140	—	140	—
Corporate debt securities	5,099	—	5,098	1
Total debt securities	11,338	—	11,337	1
Total invested assets	$20,706	$9,368	$11,337	$1

December 31, 2016
Cash equivalents	$3,654	$3,654	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	786	—	786	—
Mortgage-backed securities	1,637	—	1,637	—
Tax-exempt municipal securities	3,305	—	3,302	3
Mortgage-backed securities:
Residential	9	—	9	—
Commercial	304	—	304	—
Asset-backed securities	160	—	160	—
Corporate debt securities	3,597	—	3,593	4
Total debt securities	9,798	—	9,791	7
Total invested assets	$13,452	$3,654	$9,791	$7

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2017 or 2016.
Our Level 3 assets had a fair value of $1 million at September 30, 2017, less than 0.01% of our total invested assets. During the three and nine months ended September 30, 2017 and 2016, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended September 30,
	2017			2016
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at July 1	$4	$—	$4	$6	$3	$9
Sales	(3)	—	(3)	—	—	—
Balance at September 30	$1	$—	$1	$6	$3	$9

	For the nine months ended September 30,
	2017			2016
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$4	$3	$7	$6	$5	$11
Sales	(3)	—	(3)	—	—	—
Settlements	—	(3)	(3)	—	(2)	(2)
Balance at September 30	$1	$—	$1	$6	$3	$9
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, including the current portion, net of unamortized debt issuance costs, was $4,780 million at September 30, 2017 and $3,792 million at December 31, 2016. The fair value of our senior notes debt, including the current portion, was $5,185 million at September 30, 2017 and $4,004 million at December 31, 2016. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $150 million as of September 30, 2017 and $300 million as of December 31, 2016.

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
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2016 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2017 and December 31, 2016. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	September 30, 2017		December 31, 2016
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$9	$1,058	$8	$1,001
Trade accounts payable and accrued expenses	(118)	(2,134)	(158)	(128)
Net current (liability) asset	(109)	(1,076)	(150)	873
Other long-term assets	3	—	—	—
Other long-term liabilities	(180)	—	—	—
Net long-term liability	(177)	—	—	—
Total net (liability) asset	$(286)	$(1,076)	$(150)	$873
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs effective January 1, 2014, including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs. The 3Rs are applicable to certain of our commercial medical insurance products as further discussed in Note 2 to our 2016 Form 10-K. Operating results for our Individual Commercial medical business compliant with the Health Care Reform Law have been challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 to improve the profitability of our Individual Commercial medical business in 2016. These actions were subject to regulatory restrictions in certain geographies and included premium increases for the 2016 coverage year related generally to the first half of 2015 claims experience, the discontinuation of certain products as well as exit of certain markets for 2016, network improvements, enhancements to claims and clinical processes and administrative cost control. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results indicating the retention of many high-utilizing members

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

for 2016 resulted in a probable future loss. As a result of our then assessment of the profitability of our individual medical policies compliant with the Health Care Reform Law, in the fourth quarter of 2015, we recorded a provision for probable future losses (premium deficiency reserve, or PDR) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. During the second quarter of 2016 we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense in our condensed consolidated statement of income for the three months ended June 30, 2016.
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against the U.S. Department of Health and Human Services, or HHS, to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through September 30, 2017, we collected approximately $39 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the risk corridor program. On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016.

On February 14, 2017, we announced we are exiting our Individual Commercial medical business commencing January 1, 2018. As discussed previously, we have worked over the past several years to address market and programmatic challenges in order to keep coverage options available wherever we could offer a viable product. This has included pursuing business changes, such as modifying networks, restructuring product offerings, reducing the company’s geographic footprint and increasing premiums. All of these actions were taken with the expectation that our Individual Commercial medical business would stabilize to the point where we could continue to participate in the program. However, based on our analysis of data associated with our healthcare exchange membership following the 2017 open enrollment period, we saw further signs of an unbalanced risk pool. Therefore, we decided that we cannot continue to offer this coverage and will exit this business commencing January 1, 2018.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Adjustment Settlement	Reinsurance Recoverables
	(in millions)
Prior Coverage Years
Premiums receivable	$127	$—	$307	$—
Other current assets	—	44	—	260
Trade accounts payable and accrued expenses	—	—	(117)	—
Net current asset	127	44	190	260
Other long-term assets	—	—	6	—
Total prior coverage years' net asset	127	44	196	260
Current Coverage Year
Premiums receivable	30	—	—	—
Trade accounts payable and accrued expenses	(57)	—	—	—
Net current liability	(27)	—	—	—
Other long-term assets	29	—	—	—
Other long-term liabilities	—	—	—	—
Net long-term asset	29	—	—	—
Total 2017 coverage year net asset	2	—	—	—
Total net asset	$129	$44	$196	$260
During the nine months ended September 30, 2017, we received $283 million for reinsurance recoverables and $176 million for risk adjustment and risk corridor settlements, and paid $152 million in risk adjustment charges, in each case associated with prior coverage years. During the nine months ended September 30, 2016, we received $471 million for reinsurance recoverables as well as $88 million for risk adjustment and risk corridor settlements, and paid $240 million in risk adjustment charges, in each case associated with prior coverage years.
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
The annual health insurance industry fee has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018. In September 2016, we paid the federal government $916 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. Each year on January 1, except for 2017, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $231 million and $687 million for the three and nine months ended September 30, 2016, respectively, resulting from the amortization of the 2016 annual health insurance industry fee.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2017 business segment reclassifications as discussed in Note 1. There was no impairment. Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2017 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2017	$1,059	$261	$1,952	$3,272
Acquisitions	—	—	9	9
Balance at September 30, 2017	$1,059	$261	$1,961	$3,281
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.

		September 30, 2017			December 31, 2016
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.8 years	$566	$388	$178	$566	$347	$219
Trade names and technology	8.2 years	104	77	27	104	69	35
Provider contracts	14.1 years	51	33	18	51	29	22
Noncompetes and other	8.1 years	33	29	4	32	28	4
Total other intangible assets	9.8 years	$754	$527	$227	$753	$473	$280
Amortization expense for other intangible assets was approximately $18 million for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, amortization expense for other intangible assets was approximately $54 million and $59 million, respectively. The following table presents our estimate of amortization expense for 2017 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2017	$71
2018	63
2019	52
2020	48
2021	14
2022	11

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017	2016
	(in millions)
Balances, beginning of period	$4,563	$4,976
Less: Premium deficiency reserve	—	(176)
Less: Reinsurance recoverables	(76)	(85)
Balances, beginning of period, net	4,487	4,715
Incurred related to:
Current year	33,318	34,340
Prior years	(430)	(525)
Total incurred	32,888	33,815
Paid related to:
Current year	(28,741)	(29,768)
Prior years	(3,745)	(3,996)
Total paid	(32,486)	(33,764)
Premium deficiency reserve	—	206
Reinsurance recoverable	70	77
Balances, end of period	$4,959	$5,049
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
Benefits expense excluded from the previous table was as follows for the nine months ended September 30, 2017 and 2016.

	For the nine months ended September 30,
	2017	2016
	(in millions)
Premium deficiency reserve - Individual Commercial	$—	$30
Military services	—	7
Future policy benefits:
Individual Commercial	(67)	(82)
Other Businesses	36	36
Total future policy benefits	(31)	(46)
Total	$(31)	$(9)

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Military services benefits expense in the tables above reflect expenses associated with our contracts with the Veterans Administration.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail, Group and Specialty, and Individual Commercial segments as of September 30, 2017 and 2016, net of reinsurance and the total of IBNR included within the net incurred claims amounts.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017	2016
	(in millions)
Balances, beginning of period	$3,507	$3,600
Less: Reinsurance recoverables	(76)	(85)
Balances, beginning of period, net	3,431	3,515
Incurred related to:
Current year	29,356	28,369
Prior years	(339)	(378)
Total incurred	29,017	27,991
Paid related to:
Current year	(25,460)	(24,822)
Prior years	(2,822)	(2,990)
Total paid	(28,282)	(27,812)
Reinsurance recoverable	70	77
Balances, end of period	$4,236	$3,771
At September 30, 2017, benefits payable for our Retail segment included IBNR of approximately $2.7 billion, primarily associated with claims incurred in 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017	2016
	(in millions)
Balances, beginning of period	$578	$616
Incurred related to:
Current year	3,996	3,918
Prior years	(44)	(42)
Total incurred	3,952	3,876
Paid related to:
Current year	(3,452)	(3,337)
Prior years	(517)	(557)
Total paid	(3,969)	(3,894)
Balances, end of period	$561	$598
At September 30, 2017, benefits payable for our Group and Specialty segment included IBNR of approximately $490 million, primarily associated with claims incurred in 2017.

Individual Commercial Segment
Activity in benefits payable for our Individual Commercial segment was as follows for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017	2016
	(in millions)
Balances, beginning of period	$454	$740
Less: Premium deficiency reserve	—	(176)
Balances, beginning of period, net	454	564
Incurred related to:
Current year	502	2,694
Prior years	(46)	(104)
Total incurred	456	2,590
Paid related to:
Current year	(393)	(2,273)
Prior years	(383)	(430)
Total paid	(776)	(2,703)
Premium deficiency reserve	—	206
Balance, end of period	$134	$657

At September 30, 2017, benefits payable for our Individual Commercial segment included IBNR of approximately $120 million, primarily associated with claims incurred in 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

September 30,
2017
Net outstanding liabilities
Retail	$4,166
Group and Specialty	561
Individual Commercial	134
Other Businesses	28
Benefits payable, net of reinsurance	4,889

Reinsurance recoverable on unpaid claims
Retail	70
Total reinsurance recoverable on unpaid claims	70

Total benefits payable, gross	$4,959
10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$499	$450	$2,264	$1,015
Weighted average outstanding shares of common stock used to compute basic earnings per common share	144,215	149,417	145,546	149,321
Dilutive effect of:
Employee stock options	165	210	174	216
Restricted stock	980	1,277	902	1,332
Shares used to compute diluted earnings per common share	145,360	150,904	146,622	150,869
Basic earnings per common share	$3.46	$3.01	$15.56	$6.80
Diluted earnings per common share	$3.44	$2.98	$15.44	$6.73
Number of antidilutive stock options and restricted stock excluded from computation	399	658	595	873

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2016 and 2017 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43
10/13/2016	10/28/2016	$0.29	$43
2017 payments
1/12/2017	1/27/2017	$0.29	$43
3/31/2017	4/28/2017	$0.40	$58
6/30/2017	7/31/2017	$0.40	$58
9/29/2017	10/27/2017	$0.40	$57
On November 2, 2017, the Board declared a cash dividend of $0.40 per share payable on January 26, 2018, to stockholders of record on December 29, 2017.
Stock Repurchases
On February 14, 2017, our Board of Directors replaced a previous share repurchase authorization of up to $2 billion, of which $1.04 billion remained unused, with a new authorization for repurchases of up to $2.25 billion of our common shares expiring on December 31, 2017, exclusive of shares repurchased in connection with employee stock plans. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions, including pursuant to accelerated share repurchase agreements with investment banks, subject to certain regulatory restrictions on volume, pricing, and timing.
On February 16, 2017, we entered into an accelerated share repurchase agreement, or ASR Agreement, with Goldman, Sachs & Co. LLC, or Goldman Sachs, to repurchase $1.5 billion of our common stock as part of the $2.25 billion share repurchase program referred to above. Under the ASR Agreement, on February 22, 2017, we made a payment of $1.5 billion to Goldman Sachs from available cash on hand and received an initial delivery of 5.83 million shares of our common stock from Goldman Sachs based on the then current market price of Humana common stock. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $1.2 billion increase in treasury stock, which reflected the value of the initial 5.83 million shares received upon initial settlement, and a $300 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the ASR Agreement. Upon settlement of the ASR on August 28, 2017, we received an additional 0.84 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $224.81, bringing the total shares received under this program to 6.67 million. In addition, upon settlement we reclassified the $300 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock.
Our remaining repurchase authorization was approximately $239 million as of November 3, 2017.
In connection with employee stock plans, we acquired 0.37 million common shares for $79 million and 0.45 million common shares for $75 million during the nine months ended September 30, 2017 and 2016, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Treasury Stock Reissuance
We reissued 1.40 million shares of treasury stock during the nine months ended September 30, 2017 at a cost of $99 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized gains, net of tax, on our investment securities of $107 million at September 30, 2017 and net unrealized losses, net of tax, of $17 million at December 31, 2016. In addition, accumulated other comprehensive income included $95 million, net of tax, at September 30, 2017 and $49 million, net of tax, at December 31, 2016 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 18 to the consolidated financial statements in our 2016 Form 10-K for further discussion of our long-term care insurance policies.
12. INCOME TAXES
The effective income tax rate was 37.5% for the three months ended September 30, 2017, compared to 50.1% for the three months ended September 30, 2016 and was 35.9% for the nine months ended September 30, 2017, compared to 50.2% for the nine months ended September 30, 2016, primarily due to the 2017 temporary suspension of the non-deductible health insurance industry fee as well as previously non-deductible transaction costs that, as a result of termination of the Merger Agreement, became deductible for tax purposes and were recorded as such in the three months ended March 31, 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in millions)
Short-term:
Commercial paper	$150	$300
$500 million, 7.20% Senior notes due June 15, 2018	501	—
$300 million, 6.30% Senior notes due August 1, 2018	302	—
Total short-term debt	953	300

Long-term:
Senior notes:
$500 million, 7.20% due June 15, 2018	—	501
$300 million, 6.30% due August 1, 2018	—	304
$400 million, 2.625% due October 1, 2019	399	398
$600 million, 3.15% due December 1, 2022	596	595
$600 million, 3.85% due October 1, 2024	595	595
$600 million, 3.95% due March 15, 2027	594	—
$250 million, 8.15% due June 15, 2038	263	264
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	—
Total long-term debt	3,977	3,792

Total debt	$4,930	$4,092
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
Prior to 2009, we were parties to interest-rate swap agreements that exchanged the fixed interest rate under our senior notes for a variable interest rate based on LIBOR. As a result, the carrying value of the senior notes was adjusted to reflect changes in value caused by an increase or decrease in interest rates. During 2008, we terminated all of our swap agreements. The cumulative adjustment to the carrying value of our senior notes was $103 million as of the termination date which is being amortized as a reduction to interest expense over the remaining term of the senior notes. The unamortized carrying value adjustment was $19 million as of September 30, 2017 and $23 million as of December 31, 2016.

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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $9.1 billion at September 30, 2017 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $11.2 billion and an actual leverage ratio of 1.1:1 as measured in accordance with the credit agreement as of September 30, 2017. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500.0 million incremental loan facility.
At September 30, 2017, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of September 30, 2017, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. On June 15, 2017, we increased the size of the commercial paper program to permit the issuance of the commercial notes with the aggregate face or principal amount outstanding under the program at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2017 was $500 million. There were outstanding borrowings of $150 million at September 30, 2017 and $300 million at December 31, 2016.
14. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 78% of our total premiums and services revenue for the nine months ended September 30, 2017, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2018, and all of our product offerings filed with CMS for 2018 have been approved.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below.
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017. In April 2017, CMS revised the pace of the phase-in. For 2018, 15% of the risk score will be calculated from claims data submitted through EDS. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

CMS is continuing to perform audits of various companies’ selected MA contracts related to this risk adjustment diagnosis data. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices which influence the calculation of premium payments to MA plans.
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provides that, in calculating the economic impact of audit results for an MA contract, if any, the results of the RADV audit sample will be extrapolated to the entire MA contract after a comparison of the audit results to a similar audit of Medicare FFS (we refer to the process of accounting for errors in FFS claims as the "FFS Adjuster"). This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because the government used the Medicare FFS program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to MA plans’ payment rates. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the Medicare FFS program dataset).
The final RADV extrapolation methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to RADV contract level audits conducted for contract year 2011 and subsequent years. CMS is currently conducting RADV contract level audits for contract years 2011, 2012, and 2013 in which two, five and five of our Medicare Advantage plans are being audited, respectively. Per CMS guidance, selected MA contracts will be notified of an audit at some point after the close of the final reconciliation for the payment year being audited.
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
(Unaudited)

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
At September 30, 2017, our military services business, which accounted for approximately 0.7% of our total premiums and services revenue for the nine months ended September 30, 2017, primarily consisted of the TRICARE South Region contract. The current 5-year South Region contract, which was set to expire on March 31, 2017, is subject to annual renewals on April 1 of each year during its term at the government’s option, including an option to extend for a sixth year through March 31, 2018. On March 2, 2017, we received notice that the Defense Health Agency, or DHA, had exercised its option to extend the TRICARE South Region contract for that sixth year. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the new TRICARE East Region, which is a consolidation of the former North and South Regions, with delivery of health care services expected to commence on October 1, 2017. On March 30, 2017, we received notice that the DHA is moving the date upon which delivery of health care services is expected to commence under the new TRICARE East Region contract from October 1, 2017 to January 1, 2018. We expect the sixth option period under the current TRICARE South Region contract would be terminated in the event that delivery of health care services under the new TRICARE East Region contract commences prior to March 31, 2018.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the nine months ended September 30, 2017. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), in Illinois and Virginia for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program, as well as an Integrated Care Program, or ICP, Medicaid contract in Illinois. Our Integrated Care Program Medicaid contract in Illinois, and the Virginia stand-alone dual eligible demonstration program both will terminate at December 31, 2017.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal Proceedings and Certain Regulatory Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. Subsequently, the individual plaintiff amended the complaint and served the Company, opting to continue to pursue the action. As of November 7, 2017, all parties to the lawsuit and the United States have executed a settlement agreement to settle the plaintiff’s claims for damages and penalties, with Humana paying an amount that is not material to our results of operations.  The parties are awaiting the court’s dismissal of the case.

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
On January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., in United States District Court, Central District of California, Western Division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D, as compared to required benefit levels under applicable bid rules. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator can proceed, following notice from the U.S. Government that it is not intervening at this time. We take seriously our obligations to comply with applicable CMS requirements and actuarial best principles, and we intend to vigorously defend against these allegations.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016.  We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of September 30, 2017.  We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits and financial protection products, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, as well as services and capabilities to promote wellness and advance population health. The Individual Commercial segment consists of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.6 billion for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016 these amounts were $9.8 billion and $9.7 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $26 million and $31 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the amount of this expense was $79 million and $85 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three and nine months ended September 30, 2017 and 2016:

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2017
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,077	$—	$—	$—	$—	$—	$8,077
Group Medicare Advantage	1,272	—	—	—	—	—	1,272
Medicare stand-alone PDP	921	—	—	—	—	—	921
Total Medicare	10,270	—	—	—	—	—	10,270
Fully-insured	121	1,370	—	224	—	—	1,715
Specialty	—	331	—	—	—	—	331
Medicaid and other	630	—	—	—	9	—	639
Total premiums	11,021	1,701	—	224	9	—	12,955
Services revenue:
Provider	—	—	60	—	—	—	60
ASO and other	2	140	—	—	1	—	143
Pharmacy	—	—	20	—	—	—	20
Total services revenue	2	140	80	—	1	—	223
Total revenues - external customers	11,023	1,841	80	224	10	—	13,178
Intersegment revenues
Services	—	5	4,339	—	—	(4,344)	—
Products	—	—	1,572	—	—	(1,572)	—
Total intersegment revenues	—	5	5,911	—	—	(5,916)	—
Investment income	23	7	9	1	22	42	104
Total revenues	11,046	1,853	6,000	225	32	(5,874)	13,282
Operating expenses:
Benefits	9,294	1,354	—	147	34	(187)	10,642
Operating costs	1,081	385	5,726	49	3	(5,556)	1,688
Depreciation and amortization	61	21	34	3	—	(25)	94
Total operating expenses	10,436	1,760	5,760	199	37	(5,768)	12,424
Income (loss) from operations	610	93	240	26	(5)	(106)	858
Interest expense	—	—	—	—	—	59	59
Income (loss) before income taxes	$610	$93	$240	$26	$(5)	$(165)	$799

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$7,977	$—	$—	$—	$—	$—	$7,977
Group Medicare Advantage	1,067	—	—	—	—	—	1,067
Medicare stand-alone PDP	1,004	—	—	—	—	—	1,004
Total Medicare	10,048	—	—	—	—	—	10,048
Fully-insured	109	1,350	—	882	—	—	2,341
Specialty	—	318	—	—	—	—	318
Medicaid and other	652	2	—	—	10	—	664
Total premiums	10,809	1,670	—	882	10	—	13,371
Services revenue:
Provider	—	—	69	—	—	—	69
ASO and other	2	147	—	—	1	—	150
Pharmacy	—	—	8	—	—	—	8
Total services revenue	2	147	77	—	1	—	227
Total revenues - external customers	10,811	1,817	77	882	11	—	13,598
Intersegment revenues
Services	—	5	4,741	—	—	(4,746)	—
Products	—	—	1,580	—	—	(1,580)	—
Total intersegment revenues	—	5	6,321	—	—	(6,326)	—
Investment income	22	7	8	—	17	42	96
Total revenues	10,833	1,829	6,406	882	28	(6,284)	13,694
Operating expenses:
Benefits	9,031	1,352	—	727	26	(236)	10,900
Operating costs	1,143	421	6,073	144	4	(6,046)	1,739
Merger termination fee and related costs, net	—	—	—	—	—	20	20
Depreciation and amortization	51	19	36	9	—	(29)	86
Total operating expenses	10,225	1,792	6,109	880	30	(6,291)	12,745
Income (loss) from operations	608	37	297	2	(2)	7	949
Interest expense	—	—	—	—	—	47	47
Income (loss) before income taxes	$608	$37	$297	$2	$(2)	$(40)	$902

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2017
Revenues - external customers
Premiums:
Individual Medicare Advantage	$24,735	$—	$—	$—	$—	$—	$24,735
Group Medicare Advantage	3,867	—	—	—	—	—	3,867
Medicare stand-alone PDP	2,787	—	—	—	—	—	2,787
Total Medicare	31,389	—	—	—	—	—	31,389
Fully-insured	357	4,098	—	754	—	—	5,209
Specialty	—	976	—	—	—	—	976
Medicaid and other	1,954	—	—	—	28	—	1,982
Total premiums	33,700	5,074	—	754	28	—	39,556
Services revenue:
Provider	—	—	193	—	—	—	193
ASO and other	6	444	—	—	5	—	455
Pharmacy	—	—	58	—	—	—	58
Total services revenue	6	444	251	—	5	—	706
Total revenues - external customers	33,706	5,518	251	754	33	—	40,262
Intersegment revenues
Services	—	15	12,958	—	—	(12,973)	—
Products	—	—	4,706	—	—	(4,706)	—
Total intersegment revenues	—	15	17,664	—	—	(17,679)	—
Investment income	72	25	25	3	64	127	316
Total revenues	33,778	5,558	17,940	757	97	(17,552)	40,578
Operating expenses:
Benefits	29,017	3,952	—	389	95	(596)	32,857
Operating costs	2,998	1,178	17,083	151	9	(16,725)	4,694
Merger termination fee and related costs, net	—	—	—	—	—	(947)	(947)
Depreciation and amortization	176	63	103	10	—	(74)	278
Total operating expenses	32,191	5,193	17,186	550	104	(18,342)	36,882
Income (loss) from operations	1,587	365	754	207	(7)	790	3,696
Interest expense	—	—	—	—	—	166	166
Income (loss) before income taxes	$1,587	$365	$754	$207	$(7)	$624	$3,530

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2016
Revenues - external customers
Premiums:
Individual Medicare Advantage	$24,054	$—	$—	$—	$—	$—	$24,054
Group Medicare Advantage	3,229	—	—	—	—	—	3,229
Medicare stand-alone PDP	3,058	—	—	—	—	—	3,058
Total Medicare	30,341	—	—	—	—	—	30,341
Fully-insured	319	4,044	—	2,799	—	—	7,162
Specialty	—	957	—	—	—	—	957
Medicaid and other	1,960	12	—	—	29	—	2,001
Total premiums	32,620	5,013	—	2,799	29	—	40,461
Services revenue:
Provider	—	—	214	—	—	—	214
ASO and other	5	500	1	—	7	—	513
Pharmacy	—	—	22	—	—	—	22
Total services revenue	5	500	237	—	7	—	749
Total revenues - external customers	32,625	5,513	237	2,799	36	—	41,210
Intersegment revenues
Services	—	17	14,292	—	—	(14,309)	—
Products	—	—	4,373	—	—	(4,373)	—
Total intersegment revenues	—	17	18,665	—	—	(18,682)	—
Investment income	68	19	22	3	48	131	291
Total revenues	32,693	5,549	18,924	2,802	84	(18,551)	41,501
Operating expenses:
Benefits	27,991	3,876	—	2,545	82	(688)	33,806
Operating costs	3,294	1,278	17,989	465	12	(17,866)	5,172
Merger termination fee and related costs, net	—	—	—	—	—	81	81
Depreciation and amortization	145	62	107	27	—	(78)	263
Total operating expenses	31,430	5,216	18,096	3,037	94	(18,551)	39,322
Income (loss) from operations	1,263	333	828	(235)	(10)	—	2,179
Interest expense	—	—	—	—	—	141	141
Income (loss) before income taxes	$1,263	$333	$828	$(235)	$(10)	$(141)	$2,038

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
Sale of Closed Block of Commercial Long-Term Care Insurance Business
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care insurance policies that serves approximately 30,100 policyholders. Based on the terms of the definitive agreement we expect to record a net loss associated with the sale of KMG of approximately $400 million, or $2.75 per diluted common share. The estimated loss includes a pretax loss of approximately $900 million, offset by the expected tax benefit of approximately $500 million. We will fund the transaction with approximately $203 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale, which together should be more than offset by the estimated $500 million cash savings associated with the expected tax treatment of the sale. The KMG transaction is anticipated to close by the third quarter of 2018 subject to customary closing conditions, including South Carolina Department of Insurance approval. There can be no assurance we will obtain regulatory approvals needed to sell the business or do so under terms acceptable to us.

Workforce Optimization
We have been committed to productivity initiatives designed to promote operational excellence, accelerate our strategy, fund critical initiatives and advance our growth objectives. During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program that will allow us to achieve these objectives and position us for the future. These programs are expected to impact approximately 2,700 associates, or 5.7%, of our workforce. As a result, we recorded estimated charges of $124 million, or $0.54 per diluted common share. At October 31, 2017, we had approximately 47,200 employees. The estimated charges were recorded at the corporate level and not allocated to the segments. This charge is included with operating costs in the condensed consolidated statements of income for the three and nine month periods ended September 30, 2017. Payments under these programs are made upon termination during the early retirement or severance pay period, primarily starting as of the beginning of the first quarter of 2018. We expect this liability to be primarily paid within the next 12 months and classified it as a current liability, included in trade accounts payable and accrued expenses.
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
On July 21, 2016, the U.S. Department of Justice and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. On February 16, 2017, under the terms of the Merger Agreement, we received a breakup fee of $1 billion from Aetna, which is included in our condensed consolidated statement of income in the line captioned Merger termination fee and related costs, net.
Business Segments
During the three months ended March 31, 2017, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes and our previously announced planned exit from the Individual Commercial medical business on January 1, 2018. Additionally, we renamed our Group segment to the Group and Specialty segment, and began presenting the Individual Commercial business results as a separate segment rather than as part of the Retail segment. Specialty health insurance benefits, including dental, vision, other supplement health, and financial protection products, marketed to individuals are now included in the Group and Specialty segment. Specialty health insurance benefits marketed to employer groups continue to be included in the Group and Specialty segment. As a result of this realignment, our reportable segments now include Retail, Group and Specialty, Healthcare Services, and Individual Commercial. Prior period segment financial information has been recast to conform to the 2017 presentation. See Note 15 to the condensed consolidated financial statements included in this report for segment financial information.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits and financial protection products, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE South Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, as well as services and capabilities to promote wellness and advance population health. The Individual Commercial segment consists of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
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
2017 Highlights
Consolidated

•
Our consolidated pretax results for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, were primarily impacted by the estimated charges associated with voluntary and involuntary workforce reduction programs and lower pretax earnings in the Healthcare Services segment, partially offset by year-over-year improvement in earnings for our Group and Specialty segment as well as Medicare Advantage and Individual Commercial businesses. Our consolidated pretax results for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily reflects the net gain associated with the terminated Merger Agreement, mainly the break-up fee, along with the year-over year improvement in earnings for our Group and Specialty segment as well as Medicare Advantage and Individual Commercial businesses. These were partially offset by lower pretax earnings in the Healthcare Services segment and the recording of estimated charges associated with voluntary and involuntary workforce reduction programs during the three months ended September 30, 2017.

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

•
Our 2017 results through September 30, 2017 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2017, approximately 1,877,800 members, or 65.9%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,816,300 members, or 64.0%, at December 31, 2016 and 1,786,100 members, or 63.1%, at September 30, 2016.

•
We recorded a net gain associated with the terminated Merger Agreement, consisting primarily of the break-up fee, of approximately $947 million, or $4.33 per diluted common share during the nine months ended September 30, 2017. We recorded transaction costs in connection with the Merger of approximately $20 million, or $0.12 per diluted common share, and $81 million, or $0.49 per diluted common share, during the three and nine months ended September 30, 2016, respectively. Certain costs associated with the Merger were previously not deductible for tax purposes, but became deductible, and were recorded as such in the three months ended March 31, 2017 as a result of the termination of the Merger Agreement.

•
Year-over-year comparisons of results are also impacted by the recognition of a premium deficiency reserve for our Individual Commercial segment related to certain of our 2016 policies as discussed in the Individual Commercial segment highlights that follow. During the nine months ended September 30, 2016, we increased the premium deficiency reserve by $208 million, or $0.86 per diluted common share.

•
The annual health insurance industry fee has been suspended for calendar year 2017 but is scheduled to resume in calendar year 2018. Operating cost associated with the health insurer fee attributable to the three and nine months ended September 30, 2016 was $231 million and $687 million, respectively. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate. The one-year suspension in 2017 of the health insurer fee has significantly reduced our operating costs and effective tax rate during the three and nine months ended September 30, 2017.

•
On February 14, 2017, we announced we are exiting our Individual Commercial medical business commencing January 1, 2018. As discussed previously, we have worked over the past several years to address market and programmatic challenges in order to keep coverage options available wherever we could offer a viable product. This has included pursuing business changes, such as modifying networks, restructuring product offerings, reducing the company’s geographic footprint and increasing premiums. All of these actions were taken with the expectation that our Individual Commercial medical business would stabilize to the point where we could continue to participate in the program. However, based on our analysis of data associated with our healthcare exchange membership following the 2017 open enrollment period, we saw further signs of an unbalanced risk pool. Therefore, we decided that we cannot continue to offer this coverage and will exit this business commencing January 1, 2018. The three and nine months ended September 30, 2017 includes pretax income from our Individual Commercial business of $26 million, or $0.11 per diluted common share, and $207 million, or $0.89 per diluted common share, respectively.

•
On March 1, 2017, a court ordered the liquidation of Penn Treaty (an unaffiliated long-term care insurance company), which triggered assessments from state guaranty associations that resulted in our recording a $54 million, or $0.23 per diluted common share, estimate in operating costs in the three months ended March 31, 2017.

•
During the third quarter of 2017 we recorded estimated charges of $124 million, or $0.54 per diluted common share associated with both voluntary and involuntary workforce reduction programs that are expected to impact approximately 2,700 associates, or 5.7%, of our workforce.  This charge is included with operating costs in the condensed consolidated statement of income for the three and nine month periods ended September 30, 2017.

•
During the nine months ended September 30, 2017, cash flow provided by operations was $7.0 billion as compared to $4.7 billion for the nine months ended September 30, 2016. Our operating cash flows for the nine months ended September 30, 2017 were significantly impacted by the receipt of the $1 billion Merger termination fee, net of related expenses and the portion of taxes paid to date. Our operating cash flows were also significantly impacted in both periods by the early receipt of the Medicare premium remittance for October 2017 of $3.1 billion in September 2017 and the receipt of the Medicare premium remittance for October 2016 of $3.0 billion in September 2016 because the payment dates of October 2017 and October 2016 fell on a weekend. Excluding the Merger termination fee and the timing of the Medicare premium remittances, our operating cash flows were positively impacted by higher earnings and the timing of working capital items. See further discussion under the section titled "Liquidity" in this report.

Retail

•
On April 3, 2017, CMS issued its announcement of 2018 Medicare Advantage Capitation Rates and Medicare Advantage and Part D payment policies and Final Call Letter, which we refer to collectively as the Final Rate Notice. We expect the Final Rate Notice to result in a 0.45% rate increase for Humana versus CMS’ estimate for the sector of 0.85% increase on a comparable basis. The rate increase excludes the impact of Star quality bonus ratings, the impact of encounter data weighting in risk score calculations and estimates of changes in revenue associated with increased accuracy of risk coding. The primary difference between the estimates is the impact of fee-for-service county rebasing/re-pricing by CMS.

Group and Specialty Segment

•
On March 2, 2017, we received notice that the Defense Health Agency, or DHA, had exercised its option to extend the TRICARE South Region contract through March 31, 2018. On July 21, 2016, we were notified by the DHA that we were awarded the contract for the new TRICARE East Region, which is a consolidation of the former North and South Regions, with delivery of health care services expected to commence on October 1, 2017. On March 30, 2017, we received notice that the DHA is moving the date upon which delivery of health care services is expected to commence under the new TRICARE East Region contract from October 1, 2017 to January 1, 2018.

Healthcare Services Segment

•
At September 30, 2017, approximately 51,500 primary care providers were in value-based relationships, an increase of 3.8% from 49,600 at September 30, 2016 and an increase of 2.2% from 50,400 at December 31, 2016. At September 30, 2017, 65.9% of our individual Medicare Advantage members were in value-based relationships compared to 63.1% at September 30, 2016 and 64.0% at December 31, 2016.

•
Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 825,200 at September 30, 2017, a decrease of 21.0% from 1,044,700 at September 30, 2016, and 24.9% from 1,099,200 at December 31, 2016. We have undergone an optimization process that ensures the appropriate level of member interaction with clinicians to drive quality outcomes, which has resulted in reduced segment earnings but higher returns on investment.

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
If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes, including the Trump Administration's October 12, 2017 announcement to end cost-sharing reduction benefits effective for October 2017 and beyond in all states as well as activities to repeal or replace the Health Care Reform Law, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes may occur. We may be unable to adjust our product offerings, geographic footprint, or pricing during any given year such legislative changes occur in sufficient time to mitigate any adverse effects.
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurers statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through September 30, 2017, we collected approximately $39 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the risk corridor program. At September 30, 2017, we estimate that we are entitled to collect a total of $611 million from HHS under the commercial risk corridor program for the 2014 through 2016 program years. On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016.
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

Comparison of Results of Operations for 2017 and 2016
The following discussion primarily deals with our results of operations for the three months ended September 30, 2017, or the 2017 quarter, the three months ended September 30, 2016, or the 2016 quarter, the nine months ended September 30, 2017, or the 2017 period, and the nine months ended September 30, 2016, or the 2016 period.
Consolidated

	For the three months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$11,021	$10,809	$212	2.0%
Group and Specialty	1,701	1,670	31	1.9%
Individual Commercial	224	882	(658)	(74.6)%
Other Businesses	9	10	(1)	(10.0)%
Total premiums	12,955	13,371	(416)	(3.1)%
Services:
Retail	2	2	—	—%
Group and Specialty	140	147	(7)	(4.8)%
Healthcare Services	80	77	3	3.9%
Other Businesses	1	1	—	—%
Total services	223	227	(4)	(1.8)%
Investment income	104	96	8	8.3%
Total revenues	13,282	13,694	(412)	(3.0)%
Operating expenses:
Benefits	10,642	10,900	(258)	(2.4)%
Operating costs	1,688	1,739	(51)	(2.9)%
Merger termination fee and related costs, net	—	20	(20)	(100.0)%
Depreciation and amortization	94	86	8	9.3%
Total operating expenses	12,424	12,745	(321)	(2.5)%
Income from operations	858	949	(91)	(9.6)%
Interest expense	59	47	12	25.5%
Income before income taxes	799	902	(103)	(11.4)%
Provision for income taxes	300	452	(152)	(33.6)%
Net income	$499	$450	$49	10.9%
Diluted earnings per common share	$3.44	$2.98	$0.46	15.4%
Benefit ratio(a)	82.1%	81.5%		0.6%
Operating cost ratio(b)	12.8%	12.8%		—%
Effective tax rate	37.5%	50.1%		(12.6)%
(a) Represents total benefits expense as a percentage of premiums revenue.
(b) Represents total operating costs, excluding Merger termination fee and related costs, net, and depreciation and amortization, as a percentage of total revenues less investment income.

	For the nine months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$33,700	$32,620	$1,080	3.3%
Group and Specialty	5,074	5,013	61	1.2%
Individual Commercial	754	2,799	(2,045)	(73.1)%
Other Businesses	28	29	(1)	(3.4)%
Total premiums	39,556	40,461	(905)	(2.2)%
Services:
Retail	6	5	1	20.0%
Group and Specialty	444	500	(56)	(11.2)%
Healthcare Services	251	237	14	5.9%
Other Businesses	5	7	(2)	(28.6)%
Total services	706	749	(43)	(5.7)%
Investment income	316	291	25	8.6%
Total revenues	40,578	41,501	(923)	(2.2)%
Operating expenses:
Benefits	32,857	33,806	(949)	(2.8)%
Operating costs	4,694	5,172	(478)	(9.2)%
Merger termination fee and related costs, net	(947)	81	(1,028)	(1,269.1)%
Depreciation and amortization	278	263	15	5.7%
Total operating expenses	36,882	39,322	(2,440)	(6.2)%
Income from operations	3,696	2,179	1,517	69.6%
Interest expense	166	141	25	17.7%
Income before income taxes	3,530	2,038	1,492	73.2%
Provision for income taxes	1,266	1,023	243	23.8%
Net income	$2,264	$1,015	$1,249	123.1%
Diluted earnings per common share	$15.44	$6.73	$8.71	129.4%
Benefit ratio (a)	83.1%	83.6%		(0.5)%
Operating cost ratio (b)	11.7%	12.6%		(0.9)%
Effective tax rate	35.9%	50.2%		(14.3)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding Merger termination fee and related costs, net, and depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $499 million, or $3.44 per diluted common share, in the 2017 quarter compared to $450 million, or $2.98 per diluted common share, in the 2016 quarter. The 2017 quarter includes net income from our Individual Commercial segment of $0.11 per diluted common share, as well as $0.55 per diluted common share beneficial effect of the lower tax rate in light of pricing and benefit design assumptions associated with the 2017 temporary suspension of the health insurance industry fee, excluding the Individual Commercial business impact. These were offset by $0.54 per diluted common share in estimated charges associated with both voluntary and involuntary workforce reduction programs. Net income was $2.3 billion, or $15.44 per diluted common share, in the 2017 period compared to $1.0 billion, or $6.73 per diluted common share, in the 2016 period. The 2017 period includes a net gain associated with the terminated Merger Agreement consisting primarily of the break-up fee representing $4.33 per diluted common share. In addition, the 2017 period includes net income from our Individual Commercial segment of $0.89 per diluted common share, as well as $1.60 per diluted common share beneficial effect of the lower tax rate in light of pricing and benefit design assumptions associated with the 2017 temporary suspension of the health insurance industry fee, excluding the Individual Commercial business impact. These were offset by $0.54 per diluted common share in estimated charges associated with both voluntary and involuntary workforce reduction programs, as well as the estimated guaranty fund assessment expense to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company) of $0.23 per diluted common share. Excluding the impact of the items above, the increase in the 2017 quarter and the 2017 period primarily was due to year-over-year improvement in our Retail segment pretax results as discussed in the detailed segment results discussion that follows.
Premiums Revenue
Consolidated premiums decreased $416 million, or 3.1%, from the 2016 quarter to $13.0 billion for the 2017 quarter and decreased $905 million, or 2.2%, from the 2016 period to $39.6 billion for the 2017 period. These decreases are primarily due to lower premiums in the Individual Commercial segment, partially offset by higher premiums in the Retail segment resulting from our Medicare Advantage business, as discussed in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue decreased $4 million, or 1.8%, from the 2016 quarter to $223 million for the 2017 quarter and decreased $43 million, or 5.7%, from the 2016 period to $706 million for the 2017 period. These decreases are primarily due to a decrease in services revenue in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income totaled $104 million for the 2017 quarter, increasing $8 million, or 8.3%, from $96 million for the 2016 quarter. For the 2017 period, investment income totaled $316 million, increasing $25 million, or 8.6% , from $291 million in the 2016 period. These increases primarily reflect higher average invested balances and interest rates, partially offset by lower realized capital gains.
Benefits Expense
Consolidated benefits expense was $10.6 billion for the 2017 quarter, a decrease of $258 million from the 2016 quarter. For the 2017 period, benefits expense was $32.9 billion, a decrease of $949 million from the 2016 period. These decreases are primarily due to a decrease in the Individual Commercial segment benefits expense, partially offset by an increase in the Retail and Group and Specialty segments benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $85 million in the 2017 quarter as compared to $90 million in the 2016 quarter. In the 2017 period, we experienced favorable medical claims reserve development related to prior fiscal years of $430 million as compared to $525 million in the 2016 period as discussed in the detailed segment results discussion that follows.
The consolidated benefit ratio increased 60 basis points to 82.1% for the 2017 quarter compared to 81.5% for the 2016 quarter primarily due to the increase in the Retail segment benefit ratio, partially offset by decreases in the Group and Specialty and Individual Commercial segment benefit ratios as discussed in the segment results of operation discussion that follows. The consolidated benefit ratio for the 2017 period was 83.1%, a 50 basis point decrease from 83.6% for the 2016 period, primarily due to the decrease in the Individual Commercial segment benefit ratio, partially offset by the increase in the Retail and Group and Specialty segment benefit ratio as discussed in the segment results of operation discussion that follows. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 70 basis points in each of the 2017 quarter and the 2016 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 110 basis points in the 2017 period versus approximately 130 basis points in the 2016 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $51 million, or 2.9%, during the 2017 quarter compared to the 2016 quarter primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017, and lower Individual Commercial membership, partially offset by the estimated charges associated with both voluntary and involuntary workforce reduction programs recorded during the 2017 quarter. Consolidated operating costs decreased $478 million, or 9.2%, during the 2017 period compared to the 2016 period primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017, and lower Individual Commercial membership, partially offset by the estimated charges associated with both voluntary and involuntary workforce reduction programs as well as the estimated guaranty fund assessment expense recorded to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company).
The consolidated operating cost ratio for the 2017 quarter of 12.8% was unchanged from the 2016 quarter. The year-over-year comparison was favorably impacted by the temporary suspension of the health insurance industry fee for the calendar year 2017, offset by the loss of scale efficiency from market exits in the 2017 period associated with the Individual Commercial product, the estimated charges associated with both voluntary and involuntary workforce reduction programs recorded in the 2017 quarter, and the increase in employee compensation costs resulting from the continued strong performance. The consolidated operating cost ratio for the 2017 period decreased 90 basis points to 11.7% from 12.6% in the 2016 period primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017 as well as operating cost efficiencies, partially offset by the loss of scale efficiency from market exits in the 2017 period associated with the Individual Commercial product, the estimated charges associated with both voluntary and involuntary workforce reduction programs recorded in the 2017 quarter, as well as the impact of the estimated guaranty fund assessment expense recorded to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company). The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in both the 2016 quarter and 2016 period.
Depreciation and Amortization
Depreciation and amortization for the 2017 quarter totaled $94 million compared to $86 million for the 2016 quarter. For the 2017 period, depreciation and amortization totaled $278 million compared to $263 million for the 2016 period.
Interest Expense
Interest expense for the 2017 quarter totaled $59 million, compared to $47 million for the 2016 quarter, and totaled $166 million for the 2017 period compared to $141 million for the 2016 period. The increase was due to the issuance of $1 billion of senior notes in March 2017.
Income Taxes
Our effective tax rate during the 2017 quarter was 37.5% compared to the effective tax rate of 50.1% in the 2016 quarter. For the 2017 period our effective tax rate was 35.9% compared to the effective tax rate of 50.2% for the 2016 period. These decreases are primarily due to the 2017 temporary suspension of the non-deductible health insurance industry fee as well as previously non-deductible transaction costs that, as a result of termination of the Merger Agreement, became deductible for tax purposes and were recorded as such in the three months ended March 31, 2017.
Retail Segment

	September 30,		Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,849,400	2,831,700	17,700	0.6%
Group Medicare Advantage	438,400	353,900	84,500	23.9%
Medicare stand-alone PDP	5,290,900	4,913,400	377,500	7.7%
Total Retail Medicare	8,578,700	8,099,000	479,700	5.9%
State-based Medicaid	363,400	390,100	(26,700)	(6.8)%
Medicare Supplement	234,900	217,100	17,800	8.2%
Total Retail medical members	9,177,000	8,706,200	470,800	5.4%

	For the three months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$8,077	$7,977	$100	1.3%
Group Medicare Advantage	1,272	1,067	205	19.2%
Medicare stand-alone PDP	921	1,004	(83)	(8.3)%
Total Retail Medicare	10,270	10,048	222	2.2%
State-based Medicaid	630	652	(22)	(3.4)%
Medicare Supplement	121	109	12	11.0%
Total premiums	11,021	10,809	212	2.0%
Services	2	2	—	—%
Total premiums and services revenue	$11,023	$10,811	$212	2.0%
Income before income taxes	$610	$608	$2	0.3%
Benefit ratio	84.3%	83.6%		0.7%
Operating cost ratio	9.8%	10.6%		(0.8)%

	For the nine months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$24,735	$24,054	$681	2.8%
Group Medicare Advantage	3,867	3,229	638	19.8%
Medicare stand-alone PDP	2,787	3,058	(271)	(8.9)%
Total Retail Medicare	31,389	30,341	1,048	3.5%
State-based Medicaid	1,954	1,960	(6)	(0.3)%
Medicare Supplement	357	319	38	11.9%
Total premiums	33,700	32,620	1,080	3.3%
Services	6	5	1	20.0%
Total premiums and services revenue	$33,706	$32,625	$1,081	3.3%
Income before income taxes	$1,587	$1,263	$324	25.7%
Benefit ratio	86.1%	85.8%		0.3%
Operating cost ratio	8.9%	10.1%		(1.2)%
Pretax Results

•
Retail segment pretax income of $610 million in the 2017 quarter was relatively unchanged from $608 million in the 2016 quarter, reflecting the year-over-year improvement in the operating cost ratio being substantially offset by the increase in the benefit ratio. Retail segment pretax income increased $324 million, or 25.7%, to $1.6 billion in the 2017 period from $1.3 billion in the 2016 period, primarily due to the year-over-year improvement in earnings for our Medicare Advantage business.

Enrollment

•
Individual Medicare Advantage membership increased 17,700 members, or 0.6%, from September 30, 2016 to September 30, 2017 reflecting net membership additions for Medicare beneficiaries including the effect of market and product exits in 2017. We decided certain markets and/or products were not meeting long term strategic and financial objectives. Additionally, membership growth was muted due to competitive actions including the uncertainty associated with the then-pending Merger transaction during last year's Annual Election Period.

•	Group Medicare Advantage membership increased 84,500, or 23.9%, from September 30, 2016 to September 30, 2017 reflecting the addition of a large account in January 2017.

•
Medicare stand-alone PDP membership increased 377,500 members, or 7.7%, from September 30, 2016 to September 30, 2017 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2017 plan year.

•
State-based Medicaid membership decreased 26,700 members, or 6.8%, from September 30, 2016 to September 30, 2017, primarily driven by lower membership associated with our Florida contracts resulting from network realignments.

Premiums Revenue

•
Retail segment premiums increased $212 million, or 2.0%, from the 2016 quarter to the 2017 quarter and increased $1.1 billion, or 3.3%, from the 2016 period to the 2017 period. These increases primarily were due to Medicare Advantage membership growth and increased per-member premiums for certain businesses within the segment. Average group and individual Medicare Advantage membership increased 3.2% for the 2017 quarter and 3.5% for the 2017 period. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per-member premiums. Items impacting average per-member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Benefits Expense

•
The Retail segment benefit ratio increased 70 basis points from 83.6% in the 2016 quarter to 84.3% in the 2017 quarter, and increased 30 basis points from 85.8% in the 2016 period to 86.1% in the 2017 period. These increases primarily were due to the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing and benefit design of our products, margin compression associated with the competitive environment in the group Medicare Advantage business and lower favorable prior-period medical claims reserve development. These increases were partially offset by the impact of planned exits from certain Medicare Advantage markets that carried a higher benefit ratio than other markets as well as lower than expected medical costs as compared to the assumptions used in the pricing of our individual Medicare Advantage business.

•
The Retail segment’s benefits expense for the 2017 quarter included $52 million in favorable prior-period medical claims reserve development versus $80 million in favorable prior-period medical claims reserve development in the 2016 quarter. For the 2017 period, the Retail segment's benefit expense includes the beneficial effect of $339 million in favorable prior-period reserve development versus $379 million in the 2016 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 50 basis points in the 2017 quarter versus approximately 70 basis points in the 2016 quarter. Favorable prior-period reserve development decreased the benefit ratio by approximately 100 basis points in the 2017 period versus approximately 120 basis points in the 2016 period.

Operating Costs

•
The Retail segment operating cost ratio of 9.8% for the 2017 quarter decreased 80 basis points from 10.6% for the 2016 quarter. The Retail segment operating cost ratio of 8.9% for the 2017 period decreased 120 basis points from 10.1% for the 2016 period. These decreases primarily were due to the temporary suspension of the health insurance industry fee for calendar year 2017, partially offset by the increase in employee compensation costs resulting from the continued strong performance. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in each of the 2016 quarter and the 2016 period.

Group and Specialty Segment

	September 30,		Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,098,800	1,131,500	(32,700)	(2.9)%
ASO	445,700	570,300	(124,600)	(21.8)%
Military services	3,099,000	3,080,900	18,100	0.6%
Total group and specialty medical members	4,643,500	4,782,700	(139,200)	(2.9)%
Specialty membership (a)	6,934,000	6,955,200	(21,200)	(0.3)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,370	$1,350	$20	1.5%
Group specialty	331	318	13	4.1%
Military services	—	2	(2)	(100.0)%
Total premiums	1,701	1,670	31	1.9%
Services	140	147	(7)	(4.8)%
Total premiums and services revenue	$1,841	$1,817	$24	1.3%
Income before income taxes	$93	$37	$56	151.4%
Benefit ratio	79.6%	81.0%		(1.4)%
Operating cost ratio	20.9%	23.1%		(2.2)%

	For the nine months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,098	$4,044	$54	1.3%
Group specialty	976	957	19	2.0%
Military services	—	12	(12)	(100.0)%
Total premiums	5,074	5,013	61	1.2%
Services	444	500	(56)	(11.2)%
Total premiums and services revenue	$5,518	$5,513	$5	0.1%
Income before income taxes	$365	$333	$32	9.6%
Benefit ratio	77.9%	77.3%		0.6%
Operating cost ratio	21.3%	23.1%		(1.8)%
Pretax Results

•
Group and Specialty segment pretax income was $93 million in the 2017 quarter, an increase of $56 million, or 151.4%, from $37 million in the 2016 quarter. This increase primarily reflects the impact of higher pretax earnings associated with our fully-insured commercial medical products. The Group and Specialty segment pretax income was $365 million in the 2017 period, an increase of $32 million from $333 million in the 2016 period. The increase primarily reflects the impact of higher pretax earnings associated with our fully-insured commercial medical products, partially offset by the impact of the timing of revenues under our TRICARE contract primarily relating to medical cost trend incentives and amounts for additional services requested under the contract.

Enrollment

•
Fully-insured commercial group medical membership decreased 32,700 members, or 2.9%, from September 30, 2016 to September 30, 2017 reflecting lower membership in small group accounts due in part to more small group accounts selecting ASO products in 2017.

•
Group ASO commercial medical membership decreased 124,600 members, or 21.8%, from September 30, 2016 to September 30, 2017 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment, partially offset by more small group accounts selecting ASO products in 2017.

•
Specialty membership decreased 21,200 members, or 0.3%, from September 30, 2016 to September 30, 2017 primarily due to declines in other supplemental benefits membership, as well as a decline in dental ASO membership due to terminations of several large group accounts. Other supplemental benefits include life, disability, and fixed benefit products including cancer and critical illness policies.

Premiums Revenue

•
Group and Specialty segment premiums increased $31 million, or 1.9%, from the 2016 quarter to $1.7 billion for the 2017 quarter and increased $61 million, or 1.2%, from the 2016 period to $5.1 billion for the 2017 period. These increases primarily were due to an increase in group fully-insured commercial medical per-member premiums, partially offset by a decline in average group fully-insured commercial medical membership.

Services Revenue

•
Group and Specialty segment services revenue was relatively unchanged for the 2017 quarter, decreasing $7 million, or 4.8%, from the 2016 quarter. The Group and Specialty segment service revenue decreased $56 million, or 11.2%, from the 2016 period to $444 million for the 2017 period, primarily due to a decline in revenue in our group ASO commercial medical business mainly due to membership declines as well as due to the timing of revenue under our TRICARE contract.

Benefits Expense

•
The Group and Specialty segment benefit ratio decreased 140 basis points from 81.0% in the 2016 quarter to 79.6% in the 2017 quarter primarily reflecting favorable utilization in the fully-insured commercial medical business and higher favorable prior-period medical claims reserve development, partially offset by the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing of our products. The Group and Specialty segment benefit ratio increased 60 basis points from 77.3% in the 2016 period to 77.9% in the 2017 period primarily due to the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing of our products, partially offset by lower utilization for the fully-insured commercial medical business in the 2017 period.

•
The Group and Specialty segment benefits expense included $13 million in favorable prior-period medical claims reserve development in the 2017 quarter versus favorable prior-period medical claims reserve development of $3 million in the 2016 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 80 basis points in the 2017 quarter and decreased the benefit ratio by 20 basis points in the 2016 quarter. The Group and Specialty segment’s benefits expense included the beneficial effect of a favorable prior-period medical claims reserve development of $44 million in the 2017 period versus $41 million in the 2016 period. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 90 basis points in the 2017 period and 80 basis points in the 2016 period.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 20.9% for the 2017 quarter decreased 220 basis points from 23.1% for the 2016 quarter. For the 2017 period, the Group and Specialty segment operating cost ratio of 21.3% decreased 180 basis points from 23.1% for the 2016 period. These decreases primarily were due to the temporary suspension of the health insurance industry fee for calendar year 2017 as well as operating cost efficiencies, partially offset by an increase in employee compensation costs resulting from the continued strong performance. The non-deductible health insurance industry fee impacted the operating cost ratio by 150 basis points in both the 2016 quarter and period.

Healthcare Services Segment

	For the three months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$39	$50	$(11)	(22.0)%
Pharmacy solutions	20	8	12	150.0%
Provider services	21	19	2	10.5%
Total services revenues	80	77	3	3.9%
Intersegment revenues:
Pharmacy solutions	5,246	5,562	(316)	(5.7)%
Provider services	392	418	(26)	(6.2)%
Clinical care services	273	341	(68)	(19.9)%
Total intersegment revenues	5,911	6,321	(410)	(6.5)%
Total services and intersegment revenues	$5,991	$6,398	$(407)	(6.4)%
Income before income taxes	$240	$297	$(57)	(19.2)%
Operating cost ratio	95.6%	94.9%		0.7%

	For the nine months ended September 30,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$135	$157	$(22)	(14.0)%
Pharmacy solutions	58	22	36	163.6%
Provider services	58	58	—	—%
Total services revenues	251	237	14	5.9%
Intersegment revenues:
Pharmacy solutions	15,581	16,404	(823)	(5.0)%
Provider services	1,207	1,263	(56)	(4.4)%
Clinical care services	876	998	(122)	(12.2)%
Total intersegment revenues	17,664	18,665	(1,001)	(5.4)%
Total services and intersegment revenues	$17,915	$18,902	$(987)	(5.2)%
Income before income taxes	$754	$828	$(74)	(8.9)%
Operating cost ratio	95.4%	95.2%		0.2%
Pretax Results

•
Healthcare Services segment pretax income of $240 million for the 2017 quarter decreased by $57 million, or 19.2%, from $297 million in the 2016 quarter. For the 2017 period, the Healthcare Services segment pretax income of $754 million decreased $74 million, or 8.9%, from $828 million in the 2016 period. These decreases primarily were due to the impact of the optimization process associated with our chronic care management programs and increases in the operating cost ratio for both the 2017 quarter and period, as well as pressures in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located for the 2017 period. The reductions in pharmacy solutions intersegment revenues were offset by similar reductions in operating costs associated with the pharmacy solutions business.
Script Volume

•
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis for Retail, Group and Specialty, and Individual Commercial segment membership increased to approximately 108 million in the 2017 quarter, up 1.2%, versus scripts of approximately 107 million in the 2016 quarter. For the 2017 period, script volumes for Retail, Group and Specialty, and Individual Commercial segment membership increased to approximately 323 million, up 2.1%, versus scripts of approximately 316 million in the 2016 period. These increases primarily reflected growth associated with higher Medicare membership for the 2017 quarter and 2017 period compared to the 2016 quarter and 2016 period, partially offset by the decline in Individual Commercial membership.

Services Revenues

•
Services revenues increased $3 million, or 3.9%, from the 2016 quarter to $80 million for the 2017 quarter and increased $14 million, or 5.9%, from the 2016 period to $251 million for the 2017 period primarily due to service revenue growth from our pharmacy solutions business.

Intersegment Revenues

•
Intersegment revenues decreased $410 million, or 6.5%, from the 2016 quarter to $5.9 billion for the 2017 quarter and decreased $1.0 billion, or 5.4%, from the 2016 period to $17.7 billion for the 2017 period primarily due to our pharmacy solutions business as well as the result of the optimization process associated with our chronic care management programs discussed previously, as well as ongoing pressures in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located. Our pharmacy solutions business revenues were impacted by improvements in net pharmacy costs driven by our pharmacy benefit manager and an increase in the generic dispensing rate. These items were partially offset by higher year-over-year script volume from growth in our Medicare Advantage and stand-alone PDP membership, partially offset by the impact of lower Individual Commercial membership. Our generic dispensing rate improved to 91.2% and 91.3% during the 2017 quarter and 2017 period, respectively, compared to 90.4% and 90.3% during the 2016 quarter and 2016 period, respectively. The higher generic dispensing rate reduced revenues (and operating costs) for our pharmacy solutions business as generic drugs are generally priced lower than branded drugs.

Operating Costs

•
The Healthcare Services segment operating cost ratio of 95.6% for the 2017 quarter increased 70 basis points from 94.9% for the 2016 quarter primarily due to the timing of the optimization process associated with our chronic conditions management programs and the increase in employee compensation costs resulting from the continued strong performance. As we optimize our chronic care management programs, operating cost reductions may lag the associated reduction in revenue, negatively impacting the operating cost ratio. For the 2017 period, the Healthcare Services segment operating cost ratio was relatively unchanged from the 2016 period.

Individual Commercial Segment

•	As announced on February 14, 2017, we are exiting our Individual Commercial medical business commencing January 1, 2018.

•
Individual Commercial segment pretax income of $26 million for the 2017 quarter increased $24 million from the 2016 quarter, primarily due to the exit of certain markets in 2017, and per-member premium increases. For the 2017 period, the Individual Commercial segment pretax income of $207 million increased $442 million from the 2016 period, primarily due to the same factors impacting the quarter in addition to the $208 million increase in the premium deficiency reserve recorded in the second quarter of 2016 related to certain of our 2016 policies.

•
Individual commercial medical membership decreased 583,400 members, or 80.3%, from September 30, 2016 to September 30, 2017 reflecting the decline in the number of counties we offered on-exchange coverage and the discontinuance of offering off-exchange products.

•
The benefit ratio for the Individual Commercial segment was 65.6% and 51.6% for the 2017 quarter and 2017 period, respectively, a significant decrease from 82.4% and 90.9% for the 2016 quarter and 2016 period, respectively. The year-over-year declines primarily resulted from the impact from planned exits in 2017 in certain markets that carried a higher benefit ratio, and per-member premium increases. The 2017 period was also impacted by the effect of the $208 million increase in the 2016 premium deficiency reserve recorded in the second quarter of 2016 related to certain of our 2016 policies.

•
The operating cost ratio for the Individual Commercial segment was 21.9% in the 2017 quarter, an increase of 560 basis points from 16.3% in the 2016 quarter. The Individual Commercial segment operating cost ratio of 20.0% for the 2017 period increased 340 basis points from 16.6% in the 2016 period. These increases are primarily due to the loss of scale efficiency from market exits in 2017 partially offset by the temporary suspension of the health insurance industry fee for calendar year 2017.

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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law impact the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the nine months ended September 30, 2017, net collections under the 3Rs associated with prior coverage years were $307 million compared to $319 million during the nine months ended September 30, 2016. The remaining net receivable balance associated with the 3Rs was approximately $173 million at September 30, 2017, including $171 million related to prior coverage years, compared to $456 million at December 31, 2016, neither of which includes any risk corridor receivable. Amounts associated with prior coverage years of $171 million are expected to be collected during the fourth quarter of 2017 and first quarter of 2018. The remaining net receivable balance is primarily related to our Individual Commercial medical business which we are exiting commencing January 1, 2018. Any amounts receivable or payable associated with these risk limiting programs may have an impact on subsidiary liquidity, with any temporary shortfalls funded by the parent company.

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2016 Form 10-K.
Cash and cash equivalents increased to approximately $9.9 billion at September 30, 2017 from $3.9 billion at December 31, 2016. The change in cash and cash equivalents for the nine months ended September 30, 2017 and 2016 is summarized as follows:

	Nine Months Ended
	2017	2016
	(in millions)
Net cash provided by operating activities	$6,962	$4,709
Net cash used in investing activities	(1,776)	(534)
Net cash provided by financing activities	802	23
Increase in cash and cash equivalents	$5,988	$4,198
Cash Flow from Operating Activities
Our operating cash flows for the 2017 period were significantly impacted by the receipt of the $1 billion Merger break-up fee, net of related expenses and the portion of taxes paid to date, and by the early receipt of the Medicare premium remittance for October 2017 of $3.1 billion in September 2017, as well as for October 2016 of $3.0 billion in September 2016, because the payment dates of October 1, 2017 and October 1, 2016 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at September 30, 2017. Excluding the Merger termination fee and the timing of the Medicare premium remittances, our operating cash flows were positively impacted by higher earnings and the timing of working capital items.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	2017 Period Change	2016 Period Change
	(in millions)
IBNR (1)	$3,308	$3,422	$(114)	$(104)
Reported claims in process (2)	698	654	44	22
Premium deficiency reserve (3)	—	—	—	30
Other benefits payable (4)	953	487	466	125
Total benefits payable	$4,959	$4,563	$396	$73

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
The increase in benefits payable from December 31, 2016 to September 30, 2017 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements. This was partially offset by a decrease in IBNR primarily driven by declines in individual commercial medical membership in the 2017 period, partially offset by an increase in group Medicare Advantage membership. The increase in benefits payable from December 31, 2015 to September 30, 2016 largely was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements, an increase in the premium deficiency reserve associated with our individual commercial medical products, and an increase in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff. These items were partially offset by a decrease in IBNR primarily driven by declines in group Medicare Advantage and individual commercial medical membership in the 2016 period, partially offset by an increase in individual Medicare Advantage membership.
The detail of total net receivables was as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	2017 Period Change	2016 Period Change
	(in millions)
Medicare	$494	$787	$(293)	$(259)
Commercial and other	441	579	(138)	(100)
Military services	76	32	44	(27)
Allowance for doubtful accounts	(89)	(118)	29	(10)
Total net receivables	$922	$1,280	$(358)	$(396)
The changes in Medicare receivables for both the 2017 period and the 2016 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the third quarter.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impact our operating cash flows as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the 2017 period, we received net collections of $307 million for the commercial 3Rs associated with prior coverage years as compared to net collections of $319 million in the 2016 period. The net receivable balance associated with the 3Rs was approximately $173 million at September 30, 2017 and $456 million at December 31, 2016, including certain amounts recorded in receivables in the table above. In 2017, we will not pay the federal government for the annual health insurance industry fee due to the temporary one year suspension as compared to our payment of $916 million in the third quarter of 2016. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee.
Cash Flow from Investing Activities
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $1.4 billion in the 2017 period and $132 million in the 2016 period.
Our ongoing capital expenditures primarily relate to our information technology initiatives as well as support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $376 million in the 2017 period and $395 million in the 2016 period.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $1.9 billion during the 2017 period and higher than claims payments by $404 million during the 2016 period. Our net payable for CMS subsidies and brand name prescription drug discounts was $1.1 billion at September 30, 2017 compared to a net receivable of $1.6 billion at September 30, 2016 and $873 million at December 31, 2016. Refer to Note 6 to the condensed consolidated financial statements included in this report.
Under our administrative services only TRICARE South Region contract, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $22 million in the 2017 period and by $8 million in the 2016 period.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $41 million higher than reimbursements from HHS during the 2017 period and $62 million higher than reimbursements from HHS during the 2016 period.
Under a share repurchase plan authorized by the Board of Directors, we repurchased 7.63 million shares for $1.7 billion in the 2017 period, including $1.5 billion under the February 2017 accelerated stock repurchase plan. There were no share repurchases under share repurchase plans authorized by the Board of Directors in the 2016 period due to the restrictions of the Merger Agreement. We also acquired common shares in connection with employee stock plans for an aggregate cost of $79 million in the 2017 period and $75 million in the 2016 period.
In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 31, 2017, were $991 million. We intend to use the net proceeds for general corporate purposes.
Net repayments of commercial paper were $153 million in the 2017 period and $1 million in the 2016 period. The maximum principal amount outstanding at any one time during the 2017 period was $500 million.
We paid dividends to stockholders of $162 million during the 2017 period and $133 million during the 2016 period, as discussed further below.
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
Divestitures
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care insurance policies. We will fund the transaction with approximately $203 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2017 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $2.3 billion at September 30, 2017 compared to $2.0 billion at December 31, 2016. This increase primarily reflects the receipt of $1.4 billion of subsidiary dividends, the receipt of the Merger termination fee, net of related expenses, and the net proceeds associated with the issuance of senior notes in March 2017, partially offset by the payment of $1.7 billion for our share repurchase program, the capital contribution of $535 million to our long-term care subsidiary, as described below, dividends, capital expenditures and other insignificant items. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
Our parent company funded a subsidiary capital contribution of approximately $535 million in the first quarter of 2017 for reserve strengthening associated with our closed block of long-term care insurance policies.
The annual health insurance industry fee has been suspended for calendar year 2017, but is scheduled to resume in calendar year 2018. In September 2016, we paid the federal government $916 million for our portion of the annual health insurance industry fee attributed to calendar year 2016 in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. Each year on January 1, except for 2017, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost resulted in operating cost expense of approximately $231 million and $687 million for the three and nine months ended September 30, 2016, respectively, resulting from the amortization of the 2016 annual health insurance industry fee.
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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2017, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $7.3 billion, which exceeded aggregate minimum regulatory requirements of $4.8 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. The amount of dividends paid to our parent company was approximately $1.4 billion during the nine months ended September 30, 2017 compared to $663 million during the nine months ended September 30, 2016.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at September 30, 2017. Our net unrealized position increased $198 million from a net unrealized loss position of $28 million at December 31, 2016 to a net unrealized gain position of $170 million at September 30, 2017. At September 30, 2017, we had gross unrealized losses of $82 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the nine months ended September 30, 2017. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.4 years as of September 30, 2017 and approximately 4.4 years as of December 31, 2016. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $700 million at September 30, 2017.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2017.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 14 to the condensed consolidated financial statements beginning on page 29 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2016 Form 10-K, other than as follows:
The divestiture of our subsidiary, KMG America Corporation, is subject to various closing conditions, including various regulatory approvals and customary closing conditions, as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care insurance policies that serves approximately 30,100 policyholders. Consummation of the divestiture involves certain risks, including, among other things, the timing to consummate the divestiture, the risk that a condition to closing of the divestiture may not be satisfied, the risk that required regulatory approvals for the divestiture are not obtained, are delayed or are subject to conditions that are not anticipated, the risk that we may not recognize all or a portion of the expected tax benefits from the divestiture, and the risk of indemnification exposure under the contractual agreements to effect the divestiture.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2017	—	$—	—	$1,050,000,093
August 2017	953,235	253.02	953,235	721,003,128
September 2017	844,568	249.56	844,568	510,251,912
Total	1,797,803	$249.97	1,797,803

(1)
On February 14, 2017, we announced that the Board had approved a new authorization for share repurchases of up to $2.25 billion of our common stock exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2017. Under this new authorization, we entered into a $1.5 billion accelerated share repurchase program in the first quarter of 2017. On August 28, 2017, we completed the final settlement of our accelerated share repurchase program. Our remaining repurchase authorization was approximately $239 million as of November 3, 2017.

(2)
Includes 0.84 million shares received in August 2017 upon settlement of an accelerated repurchase program for which no cash was paid during the period and excludes 0.37 million shares repurchased in connection with employee stock plans.

(3)
Excludes the impact of the 0.84 million shares received in August 2017 upon settlement of an accelerated repurchase program which were determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $224.81.

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

101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 8, 2017	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)