Form 10-K
period 2017-12-31
HUMANA INC
filed 2018-02-16
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2017 was $34,733,751,307 calculated using the average price on June 30, 2017 of $240.77.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2018 was 137,684,326.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 19, 2018.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

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
PART I

ITEM 1. BUSINESS

General
Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well‐being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in‐home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective.
As of December 31, 2017, we had approximately 14 million members in our medical benefit plans, as well as approximately 7 million members in our specialty products. During 2017, 79% of our total premiums and services revenue were derived from contracts with the federal government, including 15% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 609,600 members as of December 31, 2017.
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
This Annual Report on Form 10-K, or 2017 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2017 Form 10-K for a description of a number of factors that may adversely affect our results or business.
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as

Aetna, which sets forth the terms and conditions under which we agreed to merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. On February 14, 2017, we and Aetna agreed to mutually terminate the July 2, 2015 Agreement and Plan of Merger as more fully discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Health Care Reform
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Health Care Reform Law, enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year industry wide commercial reinsurance fee. The Health Care Reform Law is discussed more fully in Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section titled “Health Care Reform” in this 2017 Form 10-K.
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
Business Segments
During the first quarter of 2017, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes corresponding to those used by our chief operating decision maker to evaluate results of operations and our previously announced planned exit from the Individual Commercial medical business on January 1, 2018. Additionally, we renamed our Group segment to the Group and Specialty segment, and began presenting the Individual Commercial business results as a separate segment rather than as part of the Retail segment. Specialty health insurance benefits, including dental, vision, other supplemental health, and financial protection products, marketed to individuals are now included in the Group and Specialty segment. Specialty health insurance benefits marketed to employer groups continue to be included in the Group and Specialty segment. As a result of this realignment, our reportable segments now include Retail, Group and Specialty, Healthcare Services, and Individual Commercial. Prior period segment financial information has been recast to conform to the 2017 presentation. See Note 17 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data for segment financial information.
We manage our business with four reportable segments: Retail, Group and Specialty, Healthcare Services, and Individual Commercial. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
Our Products
Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, generally require a referral from the member’s primary care provider before seeing certain specialty physicians. Preferred provider organizations, or PPOs, provide members the freedom to choose a health care provider without requiring a referral. However PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy solutions, provider, and clinical programs, as well as services and capabilities to advance population health. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Three core elements of the model are to improve the consumer experience by simplifying the interaction with us, engaging members in clinical programs, and offering assistance to providers in transitioning from a fee-for-service to a value-based arrangement. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.
Our Retail Segment Products
This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2017:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$32,720	61.3%
Group Medicare Advantage	5,155	9.7%
Medicare stand-alone PDP	3,702	6.9%
Total Retail Medicare	41,577	77.9%
State-based Medicaid	2,571	4.8%
Medicare Supplement	478	0.9%
Total premiums	44,626	83.6%
Services	10	—%
Total premiums and services revenue	$44,636	83.6%
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
CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits) to establish the risk-adjustment payments. Under the risk-adjustment methodology, all health benefit organizations must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017. In April 2017, CMS revised the pace of the phase-in. For 2018, 15% of the risk score will be calculated from claims data submitted through EDS.
At December 31, 2017, we provided health insurance coverage under CMS contracts to approximately 2,860,800 individual Medicare Advantage members, including approximately 609,600 members in Florida. These Florida contracts accounted for premiums revenue of approximately $7.8 billion, which represented approximately 23.8% of our individual Medicare Advantage premiums revenue, or 14.6% of our consolidated premiums and services revenue for the year ended December 31, 2017.
Our HMO, PPO, and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2018, and all of our product offerings filed with CMS for 2018 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, titled “Medicare Part D.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2018, and all of our product offerings filed with CMS for 2018 have been approved.
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
We have contracts to serve Medicaid eligible members in Florida and Kentucky under the TANF program, as well as contracts in Florida under the LTSS program. Our Kentucky Medicaid contract is subject to a 100% coinsurance contract with CareSource Management Group Company, ceding all the risk to CareSource.
Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. The dual eligible population represents a disproportionate share of Medicaid and

Medicare costs. There were approximately 10.7 million dual eligible individuals in the United States in 2017, trending upward due to Medicaid eligibility expansions and individuals aging into the Medicare program. Since the enactment of the Health Care Reform Law, states are pursuing stand-alone dual eligible CMS demonstration programs in which Medicare, Medicaid, and LTSS benefits are more tightly integrated. Eligibility for participation in these stand-alone dual eligible demonstration programs may require state-based contractual relationships in existing Medicaid programs.
We previously had an Integrated Care Program, or ICP, Medicaid contract in Illinois and a stand-alone dual eligible demonstration program in Virginia, both of which terminated on December 31, 2017. We continue to serve other dual eligible members enrolled in our Medicare Advantage and stand-alone prescription drug plans.
Our Group and Specialty Segment Products
The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits, as well as administrative services only, or ASO products as described in the discussion that follows. The following table presents our premiums and services revenue for the Group and Specialty segment by product for the year ended December 31, 2017:

	Group and Specialty Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
External Revenue:
Premiums:
Fully-insured commercial group	$5,462	10.2%
Specialty	1,310	2.5%
Total premiums	6,772	12.7%
Services	626	1.2%
Total premiums and services revenue	$7,398	13.9%
Intersegment services revenue	$20	n/a
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
Employers can customize their offerings with optional benefits such as dental, vision, life, and a portfolio of voluntary benefit products. We also offer optional benefits such as dental, vision life, and a portfolio of financial protection products to individuals.

Military Services
Under our TRICARE contracts with the United States Department of Defense, or DoD, we provide administrative services to arrange health care services for the dependents of active duty military personnel and for retired military personnel and their dependents. We have participated in the TRICARE program since 1996 under contracts with the DoD. Under our contracts, we provide administrative services while the federal government retains all of the risk of the cost of health benefits. Accordingly, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement. During 2017, we delivered services under the 5-year T3 South Region contract, which expired on December 31, 2017. On July 21, 2016, we were notified by the Defense Health Agency, or DHA, that we were awarded the contract for the new TRICARE T2017 East Region. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately six million TRICARE beneficiaries, with delivery of health care services commencing on January 1, 2018. The T2017 East contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our Healthcare Services Segment Products
The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment is comprised of stand-alone businesses that offer services including pharmacy solutions, provider services, clinical care services, and predictive modeling and informatics services to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2017:

	Healthcare Services Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$20,881	n/a
Provider services	1,593	n/a
Clinical care services	1,111	n/a
Total intersegment revenue	$23,585
External services revenue:
Pharmacy solutions	$80	0.2%
Provider services	77	0.1%
Clinical care services	181	0.3%
Total external services revenue	$338	0.6%
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
We also operate Transcend, a Medical Services Organization, or MSO, that coordinates medical care for Medicare Advantage beneficiaries primarily in four states. Transcend provides resources in care coordination, financial risk management, clinical integration and patient engagement that help physicians improve the patient experience as well as care outcomes. Transcend collaborates with physicians, medical groups and integrated delivery systems to successfully transition to value-based care by engaging, partnering and offering practical services and solutions. Transcend represents a key component of our integrated care delivery model which we believe is scalable to new markets. In addition, we own a noncontrolling equity interest in MCCI Holdings, LLC, a privately held MSO headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas.
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
Clinical care services
Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs. Clinical care services include the operations of Humana At Home, Inc., or Humana At Home®. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies, such as Florida, with a high concentration of members living with multiple chronic conditions. The clinical support and care provided by Humana At Home is designed to improve health outcomes and result in a higher number of days members can spend at their homes instead of in an acute care facility. At December 31, 2017, we have enrolled approximately 794,900 members with complex chronic conditions in a Humana Chronic Care Program, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. We believe these initiatives lead to better health outcomes for our members and lower health care costs.
We have committed additional investments in our home care capabilities. On December 19, 2017, we announced that we had entered into a definitive agreement to acquire a 40% minority interest in the Kindred at Home Division of Kindred Healthcare Inc., the nation’s largest home health provider and second largest hospice operator.
We are committed to the integrated physical and mental health of our members. Accordingly, we take a holistic approach to healthcare, offering care management and wellness programs.

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
Our Individual Commercial Segment Products
Our individual health plans were marketed under the HumanaOne brand. We offered products both on and off of the public exchange. We offered products on exchanges where we could achieve an affordable cost of care, including HMO offerings and select networks in most markets. Our off-exchange products were primarily PPO and POS offerings, including plans issued prior to 2014 that were previously underwritten. Policies issued prior to the enactment of the Health Care Reform Law on March 23, 2010 were grandfathered policies. Grandfathered policies are exempt from most of the requirements of the Health Care Reform Law, including mandated benefits. However, our grandfathered plans included provisions that guaranteed renewal of coverage for as long as the plan is continued and the individual chooses to renew. Policies issued between March 23, 2010 and December 31, 2013 were required to conform to the Health Care Reform Law, including mandated benefits, upon renewal at various transition dates between 2016 and 2017 depending on the state.

We discontinued substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans effective January 1, 2017. We exited our remaining individual commercial medical business effective January 1, 2018 as more fully described in Note 7 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Other Businesses
Other Businesses primarily includes our closed block of long-term care insurance policies described below. Total premiums and services revenue for our Other Businesses was $43 million, or 0.1% of consolidated premiums and services revenue for the year ended December 31, 2017.
We have a non-strategic closed block of approximately 29,800 long-term care insurance policies associated with our acquisition of KMG America Corporation in 2007. Long-term care insurance policies are intended to protect the insured from the cost of long-term care services including those provided by nursing homes, assisted living facilities, and adult day care as well as home health care services. No new policies have been written since 2005 under this closed block.
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care insurance policies. For a detailed discussion of the definitive agreement refer to Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Membership
The following table summarizes our total medical membership at December 31, 2017, by market and product:

	Retail Segment					Group and Specialty Segment
	(in thousands)
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts	Fully- insured commercial Group	ASO	Military services	Individual Commercial	Other Businesses	Total	Percent of Total
Florida	609.6	16.0	388.7	7.2	339.7	124.6	34.0	—	13.9	—	1,533.7	11.0%
Texas	225.0	189.6	331.9	8.7	—	201.3	23.8	—	5.2	—	985.5	7.0%
Kentucky	79.7	58.9	221.6	5.6	—	109.6	144.4	—	1.5	—	621.3	4.4%
California	64.8	0.4	490.5	19.5	—	—	—	—	—	—	575.2	4.1%
Ohio	119.3	20.3	194.9	47.7	—	50.6	51.2	—	1.2	—	485.2	3.5%
Illinois	95.1	22.0	190.9	4.5	12.8	59.9	76.0	—	6.4	—	467.6	3.3%
Georgia	113.9	1.8	135.9	10.5	—	163.7	27.6	—	1.7	—	455.1	3.3%
Missouri/Kansas	81.7	5.0	228.0	8.5	—	51.3	10.3	—	14.0	—	398.8	2.9%
Tennessee	146.1	3.9	119.2	4.4	—	42.3	10.1	—	57.6	—	383.6	2.7%
Louisiana	158.5	11.6	61.3	1.9	—	69.0	9.8	—	19.8	—	331.9	2.4%
North Carolina	142.4	0.4	184.5	0.7	—	—	—	—	—	—	328.0	2.3%
Wisconsin	59.9	10.9	121.7	5.7	—	84.2	30.1	—	—	—	312.5	2.2%
Virginia	116.6	2.6	158.3	8.6	7.6	—	—	—	—	—	293.7	2.1%
Indiana	93.0	7.0	146.6	8.2	—	20.1	12.3	—	—	—	287.2	2.1%
Michigan	49.1	12.5	150.3	3.0	—	3.7	0.4	—	4.9	—	223.9	1.6%
Pennsylvania	42.8	0.6	166.1	4.6	—	—	—	—	—	—	214.1	1.5%
Arizona	59.2	0.2	100.1	4.1	—	29.0	2.8	—	—	—	195.4	1.4%
South Carolina	88.5	0.4	89.0	5.0	—	—	—	—	—	—	182.9	1.3%
Military services	—	—	—	—	—	—	—	3,081.8	—	—	3,081.8	22.0%
Others	515.6	77.3	1,828.6	77.5	—	88.4	25.9	—	2.6	29.8	2,645.7	18.9%
Totals	2,860.8	441.4	5,308.1	235.9	360.1	1,097.7	458.7	3,081.8	128.8	29.8	14,003.1	100.0%
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

We typically contract with hospitals on either (1) a per diem rate, which is an all-inclusive rate per day, (2) a case rate for diagnosis-related groups (DRG), which is an all-inclusive rate per admission, or (3) a discounted charge for inpatient hospital services. Outpatient hospital services generally are contracted at a flat rate by type of service, ambulatory payment classifications, or APCs, or at a discounted charge. APCs are similar to flat rates except multiple services and procedures may be aggregated into one fixed payment. These contracts are often multi-year agreements, with rates that are adjusted for inflation annually based on the consumer price index, other nationally recognized inflation indexes, or specific negotiations with the provider. Outpatient surgery centers and other ancillary providers typically are contracted at flat rates per service provided or are reimbursed based upon a nationally recognized fee schedule such as the Medicare allowable fee schedule.
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
At December 31, 2017, approximately 1,102,100 members, or 7.9% of our medical membership, were covered under risk-based contracts, including 903,500 individual Medicare Advantage members, or 31.6% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and monitor the financial performance and solvency of our capitated providers. However, we delegated claim processing functions under capitation arrangements covering approximately 170,700 HMO members, including 155,500 individual Medicare Advantage members, or 17.2% of the 903,500 individual Medicare Advantage members covered under risk-based contracts at December 31, 2017, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $1.4 billion, or 3.2% of total benefits expense, for the year ended December 31, 2017. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

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
At December 31, 2017, we employed approximately 1,600 sales representatives, as well as approximately 1,300 telemarketing representatives who assisted in the marketing of Medicare in our Retail segment, individual commercial health insurance in our Individual Commercial segment, and specialty products in our Group and Specialty segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Wal-Mart Stores, Inc., or Wal-Mart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual commercial health insurance and specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual commercial health insurance and specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
In our Group and Specialty segment, individuals may become members of our commercial HMOs and PPOs through their employers or other groups, which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. In addition, we offer plans to employer groups through private exchanges. Employers can give their employees a set amount of money and then direct them to a private exchange where employees can shop for a health plan and other benefits based on what the employer has selected as options. We use licensed independent brokers, independent agents, and employees to sell our group products. Many of our larger employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We pay brokers and agents using the same commission structure described above for our individual commercial health insurance and specialty products.
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
Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2017 Form 10-K.
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
For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2017 Form 10-K.

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
Employees
As of December 31, 2017, we had approximately 45,900 employees and approximately 2,000 additional medical professionals working under management agreements primarily between us and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

ITEM 1A. RISK FACTORS
Risks Relating to Certain Proposed Transactions
Certain proposed transactions, including the divestiture of our subsidiary, KMG, and the acquisition of a minority interest in Kindred Healthcare, Inc.’s Kindred at Home division, are subject to various closing conditions, including various regulatory approvals and customary closing conditions, as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG to CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, KIC, includes our closed block of non-strategic commercial long-term care insurance policies that serves approximately 29,800 policyholders. On December 19, 2017, we announced that we had entered into a definitive agreement to acquire a 40% minority interest in the Kindred at Home division of Kindred Healthcare, Inc. Consummation of each of these transactions involves certain risks, including, among other things, the timing to consummate the transaction, the risk that a condition to closing of the transaction may not be satisfied, the risk that required regulatory approvals for the transaction are not obtained, are delayed or are subject to conditions that are not anticipated, the risk that we may not recognize all or a portion of the expected benefits from either or both transactions, including tax benefits and expected synergies, and the risk of indemnification exposure under the contractual agreements to effect the transactions.
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
While we proactively attempt to effectively manage our operating expenses, increases or decreases in staff-related expenses, any costs associated with exiting products, additional investment in new products (including our opportunities in the Medicare programs, state-based contracts, participation in health insurance exchanges, and expansion of clinical capabilities as part of our integrated care delivery model), investments in health and well-being product offerings, acquisitions, new taxes and assessments (including the non-deductible health insurance industry fee), and implementation of regulatory requirements may increase our operating expenses.
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

The policies and decisions of the federal and state governments regarding the Medicare, military and Medicaid programs in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the premiums or other revenues to us under the programs, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, health care services, and other costs associated with these programs. Legislative or regulatory actions, such as those resulting in a reduction in premium payments to us, an increase in our cost of administrative and health care services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows.
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
If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives and our state-based contracts strategy, our business may be materially adversely affected, which is of particular importance given the concentration of our revenues in these products. In addition, there can be no assurances that we will be successful in maintaining or improving our Star ratings in future years.
Our future performance depends in large part upon our ability to execute our strategy, including opportunities created by the expansion of our Medicare programs, the successful implementation of our integrated care delivery model and our strategy with respect to state-based contracts, including those covering members dually eligible for the Medicare and Medicaid programs.
We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. We have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We offer both stand-alone Medicare prescription drug coverage and Medicare Advantage health plans with prescription drug coverage in addition to our other product offerings. We offer a Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia. The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 78% of our total premiums and services revenue for the year ended December 31, 2017 generated from our Medicare products, including 15% derived from our individual Medicare Advantage contracts with CMS in Florida. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.
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
Additionally, our strategy includes the growth of our commercial products, introduction of new products and benefit designs, including Go365 and other wellness products, growth of our specialty products such as dental, vision and other supplemental products, the adoption of new technologies, development of adjacent businesses, and the integration of acquired businesses and contracts.

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
The costs to eliminate or address cybersecurity threats and vulnerabilities before or after an incident could be substantial. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties, could expose our associates' or members’ private information and result in the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in significant regulatory fines or penalties, litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.
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
A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 84% of our total premiums and services revenue for the year ended December 31, 2017. These programs involve various risks, as described further below.

•
At December 31, 2017, under our contracts with CMS we provided health insurance coverage to approximately 609,600 individual Medicare Advantage members in Florida. These contracts accounted for approximately 15% of our total premiums and services revenue for the year ended December 31, 2017. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•
Our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2017, primarily consisted of the T3 TRICARE South Region contract. The 5-year T3 South Region contract expired on December 31, 2017. On July 21, 2016, we were notified by the Defense Health Agency, or DHA, that we were awarded the contract for the new TRICARE T2017 East Region. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately six million TRICARE beneficiaries, with delivery of health care services commencing on January 1, 2018. The loss of the TRICARE T2017 East Region contract may have a material adverse effect on our results of operations, financial position, and cash flows.

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

•
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.

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
Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For Service business which we used to represent a proxy of the FFS Adjuster which has not yet been released. We based our accrual of estimated audit settlements for each contract year on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. We report the results of these internal contract level audits to CMS, including identified overpayments, if any. However, as indicated, we are awaiting additional guidance from CMS regarding the FFS Adjuster. Accordingly, we cannot determine whether such RADV audits will have a material adverse effect on our results of operations, financial position, or cash flows.
In addition, as part of our internal compliance efforts, we routinely perform ordinary course reviews of our internal business processes related to, among other things, our risk coding and data submissions in connection with the risk-adjustment model. These reviews may also result in the identification of errors and the submission of corrections to CMS, that may, either individually or in the aggregate, be material. As such, these ordinary course reviews may have a material adverse effect on our results of operations, financial position, or cash flows.
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

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $279 million and $150 million at December 31, 2017 and 2016, respectively.
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
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. The provisions of the Health Care Reform Law include, among others, imposing a significant new non-deductible health insurance industry fee and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premiums revenue to be expended on medical costs for insured products, additional mandated benefits and guarantee issuance associated with commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices. The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), establishes federally-facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers (subject to federal administrative action), and expands eligibility for Medicaid programs (subject to state-by-state implementation of this expansion). Financing for these reforms come, in part, from material additional fees and taxes on us and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes, including activities to repeal or replace the Health Care Reform Law, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes may occur.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table lists, by state, the number of medical centers and administrative offices we owned or leased at December 31, 2017:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	11	147	—	68	226
Texas	—	19	2	15	36
Kentucky	2	1	11	10	24
Arizona	—	12	—	6	18
Louisiana	—	5	—	11	16
Virginia	—	9	—	7	16
California	—	—	2	13	15
South Carolina	—	6	4	5	15
Illinois	—	5	—	8	13
New York	—	—	—	13	13
Ohio	—	1	—	11	12
Indiana	—	4	—	7	11
Nevada	—	7	—	4	11
Puerto Rico	—	—	—	11	11
Tennessee	—	—	—	8	8
Colorado	—	5	—	3	8
Georgia	—	5	—	3	8
New Jersey	—	—	—	8	8
Michigan	—	5	—	3	8
Washington	—	4	—	3	7
North Carolina	—	2	—	5	7
Others	—	7	1	37	45
Total	13	244	20	259	536
The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of the medical centers included in the table above, approximately 68 of these facilities are leased or subleased to our contracted providers to operate.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol HUM. The following table shows the range of high and low closing sales prices as reported on the New York Stock Exchange Composite Price for each quarter in the years ended December 31, 2017 and 2016:

	High	Low
Year Ended December 31, 2017
First quarter	$219.25	$195.24
Second quarter	$240.62	$209.77
Third quarter	$258.75	$230.77
Fourth quarter	$260.86	$233.28
Year Ended December 31, 2016
First quarter	$186.91	$156.96
Second quarter	$190.07	$165.23
Third quarter	$180.86	$153.38
Fourth quarter	$216.76	$165.31
Holders of our Capital Stock
As of January 31, 2018, there were approximately 2,500 holders of record of our common stock and approximately 94,900 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2016 and 2017, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2016 payments
12/30/2015	1/29/2016	$0.29	$43
3/31/2016	4/29/2016	$0.29	$43
6/30/2016	7/29/2016	$0.29	$43
10/13/2016	10/28/2016	$0.29	$43
2017 payments
1/12/2017	1/27/2017	$0.29	$43
3/31/2017	4/28/2017	$0.40	$58
6/30/2017	7/31/2017	$0.40	$58
9/29/2017	10/27/2017	$0.40	$57
On November 2, 2017, the Board declared a cash dividend of $0.40 per share that was paid on January 26, 2018 to stockholders of record on December 29, 2017, for an aggregate amount of $55 million.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2017. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2012, and that dividends were reinvested when paid.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
HUM	$100	$152	$214	$267	$307	$377
S&P 500	$100	$132	$150	$153	$171	$208
Peer Group	$100	$137	$175	$186	$188	$238
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 2017	916,505	$244.44	916,505	$286,200,345
November 2017	846,752	244.54	846,752	79,136,387
December 2017	3,595,536	244.51	3,595,536	2,200,000,000
Total	5,358,793	$244.50	5,358,793

(1)
On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement. We also announced that the Board had approved a new authorization for share repurchases of up to $2.25 billion of our common stock exclusive of shares repurchased in connection with employee stock plans, expiring on December 31, 2017. We repurchased shares under an accelerated stock repurchase agreement and in the open market, utilizing the $2.25 billion authorization prior to expiration.

On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions, including pursuant to accelerated share repurchase agreements with investment banks, subject to certain regulatory restrictions on volume, pricing, and timing. On December 22, 2017, we announced that we had entered into an accelerated stock repurchase agreement, the December 2017 ASR, with Bank of America, N.A., or BofA, to repurchase $1.0 billion of our common stock as part of the $3.0 billion share repurchase program authorized on December 14, 2017. On December 22, 2017, we made a payment of $1.0 billion to BofA from available cash on hand and received an initial delivery of 3.28 million shares of our common stock from BofA based on the then current market price of Humana common stock. The payment to BofA was recorded as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 3.28 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by BofA pending final settlement of the December 2017 ASR. Our remaining repurchase authorization was approximately $2.0 billion as of February 16, 2018, excluding the $200 million pending final settlement of our December 22, 2017 ASR.

(2)	Excludes 0.14 million shares repurchased in connection with employee stock plans.

ITEM 6. SELECTED FINANCIAL DATA

	2017	2016 (a)	2015 (b)	2014	2013 (c)
	(dollars in millions, except per common share results)
Summary of Operating Results:
Revenues:
Premiums	$52,380	$53,021	$52,409	$45,959	$38,829
Services	982	969	1,406	2,164	2,109
Investment income	405	389	474	377	375
Total revenues	53,767	54,379	54,289	48,500	41,313
Operating expenses:
Benefits	43,496	45,007	44,269	38,166	32,564
Operating costs	6,567	7,173	7,295	7,639	6,355
Merger termination fee and related costs, net	(936)	104	23	—	—
Depreciation and amortization	378	354	355	333	333
Total operating expenses	49,505	52,638	51,942	46,138	39,252
Income from operations	4,262	1,741	2,347	2,362	2,061
Gain on sale of business	—	—	270	—	—
Interest expense	242	189	186	192	140
Income before income taxes	4,020	1,552	2,431	2,170	1,921
Provision for income taxes	1,572	938	1,155	1,023	690
Net income	$2,448	$614	$1,276	$1,147	$1,231
Basic earnings per common share	$16.94	$4.11	$8.54	$7.44	$7.81
Diluted earnings per common share	$16.81	$4.07	$8.44	$7.36	$7.73
Dividends declared per common share	$1.60	$1.16	$1.15	$1.11	$1.07
Financial Position:
Cash and investments	$16,344	$13,675	$11,681	$11,482	$10,938
Total assets	27,178	25,396	24,678	23,497	20,719
Benefits payable	4,668	4,563	4,976	4,475	3,893
Debt	4,920	4,092	4,093	3,795	2,584
Stockholders’ equity	9,842	10,685	10,346	9,646	9,316
Cash flows from operations	$4,051	$1,936	$868	$1,618	$1,716
Key Financial Indicators:
Benefit ratio	83.0%	84.9%	84.5%	83.0%	83.9%
Operating cost ratio	12.3%	13.3%	13.6%	15.9%	15.5%
Membership by Segment:
Retail segment:
Medical membership	9,206,300	8,751,300	8,327,700	7,360,300	5,953,900
Group and Specialty segment:
Medical membership	4,638,200	4,793,300	4,963,400	5,430,200	5,501,600
Specialty membership	6,986,000	6,961,200	7,221,800	7,668,500	7,823,300
Individual commercial segment:
Medical membership	128,800	654,800	899,100	1,016,200	505,400
Other Businesses:
Medical membership	29,800	30,800	32,600	35,000	23,400
Consolidated:
Total medical membership	14,003,100	14,230,200	14,222,800	13,841,700	11,984,300
Total specialty membership	6,986,000	6,961,200	7,221,800	7,668,500	7,823,300

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

(b)
Includes a gain on the sale of Concentra Inc., net of transaction costs, of $270 million ($238 million after tax, or $1.57 per diluted common share). Also includes benefits expense of $176 million ($112 million after tax, or 0.74 per diluted common share) for a provision for probable future losses (premium deficiency) for individual commercial medical business compliant with the Health Care Reform Law for the 2016 coverage year.

(c)
Includes benefits expense of $243 million ($154 million after tax, or $0.99 per diluted common share) for reserve strengthening associated with our non-strategic closed block of long-term care insurance policies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
General
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well‐being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in‐home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective.
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
Aetna Merger
On July 2, 2015, we entered into an Agreement and Plan of Merger, which we refer to in this report as the Merger Agreement, with Aetna Inc. and certain wholly owned subsidiaries of Aetna Inc., which we refer to collectively as Aetna, which sets forth the terms and conditions under which we agreed to merge with, and become a wholly owned subsidiary of Aetna, a transaction we refer to in this report as the Merger. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. On February 16, 2017, under the terms of the Merger Agreement, we received a breakup fee of $1 billion from Aetna, which is included in our consolidated statement of income in the line captioned Merger termination fee and related costs, net. Prior period Merger related transaction costs, previously included in operating costs, have been reclassified to conform to the 2017 presentation.
Acquisitions and Divestitures
On December 19, 2017, we announced that we have entered into a definitive agreement to acquire a 40% minority interest in the Kindred at Home Division (Kindred at Home) of Kindred Healthcare, Inc. (Kindred)(NYSE: KND), the nation’s largest home health provider and second largest hospice operator, for estimated cash consideration of approximately $800 million, including our share of transaction and related expenses, to facilitate a complete separation from the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital company).
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG to CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, KIC, includes our closed block of non-strategic commercial long-term care insurance policies. See Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, for a discussion of our closed block of long-term care insurance policies.
These transactions are more fully discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Business Segments
During the first quarter of 2017, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes corresponding to those used by our chief operating decision maker to evaluate results of operations and our previously announced planned exit from the Individual Commercial medical business on January 1, 2018. Additionally, we renamed our Group segment to the Group and Specialty segment, and began presenting the Individual Commercial business results as a separate segment rather than as part of the Retail segment. Specialty health insurance benefits, including dental, vision, other supplemental health, and financial protection products, marketed to individuals are now included in the Group and Specialty segment. Specialty health insurance benefits marketed to employer groups continue to be included in the Group and Specialty segment. As a result of this realignment, our reportable segments now include Retail, Group and Specialty, Healthcare Services, and Individual Commercial. Prior period segment financial information has been recast to conform to the 2017 presentation. See Note 17 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data for segment financial information.
We manage our business with four reportable segments: Retail, Group and Specialty, Healthcare Services, and Individual Commercial. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits, and financial protection products, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health. The Individual Commercial segment consists of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
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
Seasonality
One of the product offerings of our Retail segment is Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. Our quarterly Retail segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affects the quarterly benefit ratio pattern.
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
Certain of our fully-insured individual commercial medical products in our Individual Commercial segment experience seasonality in the benefit ratio similar to the Group and Specialty segment, including the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers. As previously underwritten members transition, it results in policy lapses and the release of reserves for future policy benefits partially offset by the recognition of previously deferred acquisition costs. The recognition of a premium deficiency reserve for our Individual Commercial medical business compliant with the Health Care Reform Law in the fourth quarter of 2015, and subsequent changes in estimate, also impacted the quarterly benefit ratio pattern for this business in 2016.
Highlights
Consolidated

•
Our 2017 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2017, approximately 1,901,300 members, or 66.5%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,816,300 members, or 64.0%, at December 31, 2016.

•
Our consolidated pretax results of $4.02 billion for 2017, an increase of $2.47 billion, from $1.55 billion in 2016, primarily reflects the net gain associated with the terminated Merger Agreement, mainly the break-up fee, along with the year-over-year improvement in earnings for our Individual Commercial, Retail and Group and Specialty segments. The year-over-year comparison was also favorably impacted by the reserve strengthening for our non-strategic closed block of long-term care insurance business recorded in 2016. These items were partially offset by lower pretax earnings in the Healthcare Services segment, charges associated with voluntary and involuntary workforce reduction programs recorded during the second half of 2017, as well as the estimated guaranty fund assessment expense to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company).

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

•
We recorded a net gain associated with the terminated Merger Agreement, consisting primarily of the breakup fee, of approximately $936 million, or $4.31 per diluted common share, during 2017. During 2016, we recorded transaction costs in connection with the Merger of approximately $104 million, or $0.64 per diluted common share. Certain costs associated with the Merger were previously not deductible for tax purposes, but became deductible, and were recorded as such, in the first quarter 2017 as a result of the termination of the Merger Agreement.

•
During 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program. These programs impacted approximately 3,600 associates, or 7.8% of our workforce. As a result, we recorded charges of $148 million, or $0.64 per diluted common share. This charge is included with operating costs in the consolidated statements of income for the year ended December 31, 2017 and included at the corporate level in the segment financial information. Payments under these programs are made upon termination during the early retirement or severance pay period, beginning in the first quarter of 2018. We expect this liability to be primarily paid within the next 12 months and classified it as a current liability, included in our consolidated balance sheet in the trade accounts payable and accrued expenses line.

•
On March 1, 2017, a court ordered the liquidation of Penn Treaty (an unaffiliated long-term care insurance company), which triggered assessments from state guaranty associations that resulted in our recording a $54 million, or $0.24 per diluted common share, charge in operating costs.

•
The annual health insurance industry fee has been suspended for calendar year 2017 but has resumed in calendar year 2018. Operating cost associated with the health insurer fee attributable to 2016 was $916 million. This fee is not deductible for tax purposes, which significantly increased our effective income tax rate. The one-year suspension in 2017 of the health insurer fee has significantly reduced our operating costs and effective tax rate during 2017. The Continuing Resolution bill, H.R. 195, enacted on January 22, 2018, included a one year suspension in 2019 of the health insurer fee, but the fee is scheduled to resume in calendar year 2020.

•	Investment income increased $16 million in 2017, primarily due to higher average invested balances and interest rates in 2017, partially offset by lower realized capital gains.

•
Operating cash flow provided by operations was $4.1 billion for the year ended December 31, 2017 as compared to operating cash flow provided by operations of $1.9 billion for the year ended December 31, 2016. The increase in operating cash flow primarily was due to the receipt of the merger termination fee, net of related expenses and taxes paid, higher earnings and the timing of working capital items.

•	We paid dividends to stockholders of $220 million in 2017 as compared to $177 million in 2016.
Retail Segment

•	In 2017, our Retail segment pretax income increased by $288 million, or 17.0%, from 2016 primarily driven by the year-over-year improvement in our Medicare Advantage business.

•
On February 1, 2018, CMS issued its preliminary 2019 Medicare Advantage and Part D payment rates and proposed policy changes, which we refer to collectively as the Advance Notice. CMS has invited public comment on the Advance Notice before publishing final rates on April 2, 2018 (the Final Notice). In the Advance Notice, CMS estimates Medicare Advantage plans across the sector will, on average, experience a 1.84 percent increase in benchmark funding based on proposals included therein. As indicated by CMS, its estimate excludes the impact of fee‐for‐service county re-basing/re-pricing since the related impact is dependent upon finalization of certain data, which will be available with the publication of the Final Notice. CMS’ estimate includes 30 basis points of negative impact associated with the proposed Employer Group Waiver Plan Payment Policy for 2019. Excluding that item, CMS’ estimate would be a 2.14 percent increase. Based on our preliminary analysis using the same factors CMS included in its estimate, the components of which are detailed on CMS’ web site, we anticipate the proposals in the Advance Notice would result in a change to our benchmark funding relatively in line with CMS’ estimate, excluding the impact attributable to the Employer Group Waiver Plan Payment Policy.

Group and Specialty Segment

•
Group and Specialty segment pretax income was $412 million in 2017, an increase of $68 million, or 19.8%, from $344 million in 2016 primarily reflecting the impact of higher pretax earnings associated with our fully-insured commercial medical products as well as higher earnings from our military services business resulting from higher performance incentives earned under the TRICARE contract.

•
On July 21, 2016, we were notified by the Defense Health Agency, or DHA, that we were awarded the contract for the new TRICARE T2017 East Region. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately six million TRICARE beneficiaries, with delivery of health care services commencing on January 1, 2018. The T2017 East contract is a 5-year contract set to expire on December 31, 2022.

Healthcare Services Segment

•
Healthcare Services segment pretax income was $967 million in 2017, a decrease $129 million, or 11.8%, from 2016 primarily due to the impact of the optimization process associated with our chronic care management programs, as well as lower earnings in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located. The reductions in pharmacy solutions intersegment revenues were offset by similar reductions in operating costs associated with the pharmacy solutions business.

•
At December 31, 2017, approximately 52,200 primary care providers were in value-based relationships, an increase of 3.6% from 50,400 at December 31, 2016. At December 31, 2017, 66% of our individual Medicare Advantage members were in value-based relationships compared to 64% at December 31, 2016.

•
Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 794,900 at December 31, 2017, a decrease of 27.7% from 1,099,200 at December 31, 2016. We have undergone an optimization process that ensures the appropriate level of member interaction with clinicians to drive quality outcomes, which has resulted in reduced segment earnings but higher returns on investment.

Individual Commercial Segment

•	As announced on February 14, 2017, we exited our Individual Commercial medical business January 1, 2018.

•
In 2017, our Individual Commercial segment pretax income was $193 million, an increase of $1.1 billion, from a pretax loss of $869 million in 2016 primarily due to the exit of certain markets in 2017, and per-member premium increases, as well as the reduction of premiums related to the write-off of receivables associated with the commercial risk corridor premium stabilization program.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee and a three-year $25 billion industry wide commercial reinsurance fee. The annual health insurance industry fee levied on the insurance industry is $14.3 billion in 2018 and is not deductible for income tax purposes, which significantly increases our effective income tax rate. A one year suspension in 2017 and 2019 of the health insurer fee significantly impacts our trend in key operating metrics including our operating cost and medical expense ratios, as well as our effective tax rate.
In addition, the Health Care Reform Law expands federal oversight of health plan premium rates and could adversely affect our ability to appropriately adjust health plan premiums on a timely basis. Financing for these reforms comes, in part, from material additional fees and taxes on us (as discussed above) and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare as described in this 2017 Form 10-K.
As noted above, the Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. For 2017, we offered on-exchange individual commercial medical plans in 11 states, a reduction from the 15 states in which we offered on-exchange coverage in 2016. In addition, we discontinued substantially all Health Care Reform Law compliant off-exchange individual commercial medical plans effective January 1, 2017. Effective January 1, 2018, we have exited our remaining Individual Commercial medical business.
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
On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through December 31, 2017, we collected approximately $39 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 and 2015 risk corridor program. On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail, Group and Specialty, and Individual Commercial segment customers and are described in Note 17 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2017 Form 10-K.

Comparison of Results of Operations for 2017 and 2016
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2017 and 2016:
Consolidated

			Change
	2017	2016	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$44,626	$43,223	$1,403	3.2%
Group and Specialty	6,772	6,696	76	1.1%
Individual Commercial	947	3,064	(2,117)	(69.1)%
Other Businesses	35	38	(3)	(7.9)%
Total premiums	52,380	53,021	(641)	(1.2)%
Services:
Retail	10	6	4	66.7%
Group and Specialty	626	643	(17)	(2.6)%
Healthcare Services	338	310	28	9.0%
Other Businesses	8	10	(2)	(20.0)%
Total services	982	969	13	1.3%
Investment income	405	389	16	4.1%
Total revenues	53,767	54,379	(612)	(1.1)%
Operating expenses:
Benefits	43,496	45,007	(1,511)	(3.4)%
Operating costs	6,567	7,173	(606)	(8.4)%
Merger termination fee and related costs, net	(936)	104	(1,040)	(1,000.0)%
Depreciation and amortization	378	354	24	6.8%
Total operating expenses	49,505	52,638	(3,133)	(6.0)%
Income from operations	4,262	1,741	2,521	144.8%
Interest expense	242	189	53	28.0%
Income before income taxes	4,020	1,552	2,468	159.0%
Provision for income taxes	1,572	938	634	67.6%
Net income	$2,448	$614	$1,834	298.7%
Diluted earnings per common share	$16.81	$4.07	$12.74	313.0%
Benefit ratio (a)	83.0%	84.9%		(1.9)%
Operating cost ratio (b)	12.3%	13.3%		(1.0)%
Effective tax rate	39.1%	60.5%		(21.4)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income for 2017 was $2.4 billion, or $16.81 per diluted common share compared to $614 million, or $4.07 per diluted common share, in 2016. Net income in 2017 includes a net gain of $4.31 per diluted common share associated with the terminated Merger Agreement consisting primarily of the break-up fee, and the beneficial effect of the lower effective tax rate in light of pricing and benefit design assumptions with the temporary suspension of the health insurance industry fee of $2.15 per diluted common share, excluding the Individual Commercial business impact. The year-over-year comparison was also favorably impacted by a write-off of $2.43 per diluted common share in receivables associated with the commercial risk corridor premium stabilization program, and the reserve strengthening for our non-strategic closed block of long-term care insurance business of $2.11 per common diluted share recorded in 2016. These items were partially offset by the impact of the tax reform law enacted on December 22, 2017, or the Tax Reform Law, which resulted in the reduction of our net income due to the remeasurement of deferred tax assets at lower enacted corporate tax rates of $0.92 per diluted common share, $0.64 per common diluted share in charges associated with both voluntary and involuntary workforce reduction programs in 2017, as well as the estimated guaranty fund assessment expense to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company) of $0.24 per diluted common share. Excluding the impacts of the items above, the increase in net income primarily was due to year-over-year improvements in earnings for our Individual Commercial, Retail, and Group and Specialty segments, partially offset by lower earnings in the Healthcare Services segment.
Premiums Revenue
Consolidated premiums decreased $641 million, or 1.2%, from 2016 to $52.4 billion for 2017 primarily due to lower premiums in the Individual Commercial segment, partially offset by higher premiums in the Retail segment, primarily resulting from growth in our Medicare Advantage business, and higher premiums in the Group and Specialty segment, as discussed in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue increased $13 million, or 1.3%, from 2016 for 2017 primarily due to an increase in services revenue in the Healthcare Services segment, partially offset by a decrease in services revenue in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income was $405 million for 2017, increasing $16 million, or 4.1%, from 2016, primarily due higher average invested balances and interest rates in 2017, partially offset by lower realized capital gains.
Benefits Expense
Consolidated benefits expense was $43.5 billion for 2017, a decrease of $1.5 billion, or 3.4%, from 2016 reflecting $505 million in incremental benefits expense for the reserve strengthening in our non-strategic closed block of long-term care insurance policies recorded in 2016. Excluding the long-term care reserve strengthening in 2016, the decrease primarily was due to a decrease in the Individual Commercial segment benefits expense, partially offset by an increase in the Retail and Group and Specialty segments benefits expense as discussed in the detailed segment results discussion that follows. As more fully described herein under the section entitled “Benefits Expense Recognition”, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $483 million in 2017 and $582 million in 2016.
The consolidated benefit ratio for 2017 was 83.0%, a decrease of 190 basis points from 2016 primarily due to the incremental benefits expense in 2016 for the reserve strengthening in our non-strategic closed block of long-term care insurance policies. Excluding the impact of the above, the decrease in the consolidated benefit ratio primarily was due to the decrease in the Individual Commercial segment benefit ratio, partially offset by the increase in the Retail and Group and Specialty segment benefit ratio as discussed in the segment results of operation discussion that follows. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points in 2017 versus approximately 110 basis points in 2016.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $606 million, or 8.4%, from 2016 to $6.6 billion in 2017 primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017 and lower Individual Commercial membership. This was partially offset by charges associated with both voluntary and involuntary workforce reduction programs, an increase in employee compensation costs resulting from the continued strong performance, increased spending associated with the Medicare Annual Election Period, or AEP, as well as the estimated guaranty fund assessment expense recorded to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company).
The consolidated operating cost ratio for 2017 was 12.3%, decreasing 100 basis points from 2016 primarily due to the temporary suspension of the health insurance industry fee for the calendar year 2017, the write-off of receivables associated with the commercial risk corridor premium stabilization program in 2016, as well as operating cost efficiencies, partially offset by the loss of scale efficiency from market exits in the 2017 period associated with the Individual Commercial product, the estimated charges associated with both voluntary and involuntary workforce reduction programs recorded in 2017, increased employee compensation costs resulting from the continued strong performance, as well as the impact of the estimated guaranty fund assessment expense recorded to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company). The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in 2016.
Depreciation and Amortization
Depreciation and amortization for 2017 of $378 million was relatively unchanged from 2016.
Interest Expense
Interest expense was $242 million for 2017 compared to $189 million for 2016, an increase of $53 million, or 28.0%, due to the issuance of $1.8 billion in senior notes, a portion of the proceeds which were used to redeem $800 million of senior notes scheduled to mature in 2018. We recognized a loss on extinguishment of debt of approximately $17 million in December 2017 for the redemption of these senior notes, which is included in interest expense.
Income Taxes
Our effective tax rate during 2017 was 39.1% compared to the effective tax rate of 60.5% in 2016 primarily reflecting the suspension of the annual health insurance industry fee in 2017, as well as previously non-deductible transaction costs that, as a result of termination of the Merger Agreement, became deductible for tax purposes and were recorded as such in the first quarter of 2017, partially offset by the Tax Reform Law, which increased our effective tax rate due to the remeasurement of deferred tax assets at lower enacted corporate tax rates. See Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.
The tax reform law enacted on December 22, 2017 significantly reduced our federal corporate tax rate. As a result, we expect our effective tax rate for 2018 to be approximately 32.5% to 33.5%. The decline in the effective tax rate for 2018 primarily is due to the enactment of tax reform, partially offset by the resumption of the annual health insurance industry fee in 2018.

Retail Segment

			Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,860,800	2,837,600	23,200	0.8%
Group Medicare Advantage	441,400	355,400	86,000	24.2%
Medicare stand-alone PDP	5,308,100	4,951,400	356,700	7.2%
Total Retail Medicare	8,610,300	8,144,400	465,900	5.7%
State-based Medicaid	360,100	388,100	(28,000)	(7.2)%
Medicare Supplement	235,900	218,800	17,100	7.8%
Total Retail medical members	9,206,300	8,751,300	455,000	5.2%

			Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$32,720	$31,863	$857	2.7%
Group Medicare Advantage	5,155	4,283	872	20.4%
Medicare stand-alone PDP	3,702	4,009	(307)	(7.7)%
Total Retail Medicare	41,577	40,155	1,422	3.5%
State-based Medicaid	2,571	2,640	(69)	(2.6)%
Medicare Supplement	478	428	50	11.7%
Total premiums	44,626	43,223	1,403	3.2%
Services	10	6	4	66.7%
Total premiums and services revenue	$44,636	$43,229	$1,407	3.3%
Income before income taxes	$1,978	$1,690	$288	17.0%
Benefit ratio	85.6%	85.1%		0.5%
Operating cost ratio	9.6%	10.8%		(1.2)%
Pretax Results

•	Retail segment pretax income was $2.0 billion in 2017, an increase of $288 million, or 17.0%, compared to 2016 primarily driven by the year-over-year improvement in our Medicare Advantage business.
Enrollment

•
Individual Medicare Advantage membership increased 23,200 members, or 0.8%, from December 31, 2016 to December 31, 2017 reflecting net membership additions for Medicare beneficiaries including the effect of planned market and product exits in 2017. We decided certain markets and/or products were not meeting long term strategic and financial objectives. Additionally, membership growth was muted due to competitive actions including the uncertainty associated with the then-pending Merger transaction during last year's AEP. For full year 2018, we anticipate net membership growth in our individual Medicare Advantage offerings of 180,000 to 200,000.

•
Group Medicare Advantage membership increased 86,000 members, or 24.2%, from December 31, 2016 to December 31, 2017 reflecting the addition of a large account in January 2017. For full year 2018, we anticipate net membership growth in our group Medicare Advantage offerings of 65,000 to 70,000.

•
Medicare stand-alone PDP membership increased 356,700 members, or 7.2%, from December 31, 2016 to December 31, 2017 reflecting net membership additions, primarily for our Humana-Walmart plan offering, for the 2017 plan year. For full year 2018, we anticipate a net membership decline in our Medicare stand-alone PDP offerings of 280,000 to 320,000, primarily attributable to the loss of auto assign members in Florida and South Carolina due to pricing over the CMS low income benchmark and continued membership declines in our Enhanced Plan offering.

•
State-based Medicaid membership decreased 28,000 members, or 7.2%, from December 31, 2016 to December 31, 2017, primarily driven by lower membership associated with our Florida contracts resulting from network realignments.

Premiums revenue

•
Retail segment premiums increased $1.4 billion, or 3.2%, from 2016 to 2017 primarily due to Medicare Advantage membership growth and increased per-member premiums for certain of the segment's products. Average group and individual Medicare Advantage membership increased 3.4% in 2017. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per-member premiums. Items impacting average per-member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Benefits expense

•
The Retail segment benefit ratio of 85.6% for 2017 increased 50 basis points from 2016 primarily due to the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing and benefit design of our products, margin compression associated with the competitive environment in the group Medicare Advantage business and slightly lower favorable prior-period medical claims reserve development. These increases were partially offset by the impact of planned exits from certain Medicare Advantage markets that carried a higher benefit ratio than other markets as well as lower than expected medical costs as compared to the assumptions used in the pricing of our individual Medicare Advantage business.

•
The Retail segment’s benefits expense for 2017 included the beneficial effect of $386 million in favorable prior-year medical claims reserve development versus $429 million in 2016. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 90 basis points in 2017 versus approximately 100 basis points in 2016.

Operating costs

•
The Retail segment operating cost ratio of 9.6% for 2017 decreased 120 basis points from 2016 primarily due to the temporary suspension of the health insurance industry fee for calendar year 2017, partially offset by increased spending associated with AEP, investments in our integrated care delivery model, and the increase in employee compensation costs resulting from the continued strong performance. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 170 basis points in 2016.

Group and Specialty Segment

			Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,097,700	1,136,000	(38,300)	(3.4)%
ASO	458,700	573,200	(114,500)	(20.0)%
Military services	3,081,800	3,084,100	(2,300)	(0.1)%
Total group medical members	4,638,200	4,793,300	(155,100)	(3.2)%
Specialty membership (a)	6,986,000	6,961,200	24,800	0.4%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,462	$5,405	$57	1.1%
Specialty	1,310	1,279	31	2.4%
Military services	—	12	(12)	(100.0)%
Total premiums	6,772	6,696	76	1.1%
Services	626	643	(17)	(2.6)%
Total premiums and services revenue	$7,398	$7,339	$59	0.8%
Income before income taxes	$412	$344	$68	19.8%
Benefit ratio	79.2%	78.2%		1.0%
Operating cost ratio	21.4%	23.5%		(2.1)%
Pretax Results

•
Group and Specialty segment pretax income was $412 million in 2017, an increase of $68 million, or 19.8%, from $344 million in 2016 primarily reflecting the impact of higher pretax earnings associated with our fully-insured commercial business as well as higher earnings from our military services business resulting from higher performance incentives earned under the TRICARE contract.

Enrollment

•
Fully-insured commercial group medical membership decreased 38,300 members, or 3.4% from December 31, 2016 reflecting lower membership in small group accounts due in part to more small group accounts selecting ASO products in 2017.

•
Group ASO commercial medical membership decreased 114,500 members, or 20.0%, from December 31, 2016 to December 31, 2017 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment, partially offset by more small group accounts selecting ASO products in 2017.

•	Specialty membership increased 24,800 members, or 0.4%, from December 31, 2016 to December 31, 2017 primarily due to strong growth in vision products marketed to employer groups.

Premiums revenue

•
Group and Specialty segment premiums increased $76 million, or 1.1%, from 2016 to 2017 primarily due to an increase in group fully-insured commercial medical per-member premiums, partially offset by a decline in average group fully-insured commercial medical membership.

Services revenue

•
Group and Specialty segment services revenue decreased $17 million, or 2.6%, from 2016 to 2017 primarily due to a decline in revenue in our group ASO commercial medical business mainly due to membership declines partially offset by higher revenue from our military services business resulting from higher performance incentives earned under the TRICARE contract.

Benefits expense

•
The Group and Specialty segment benefit ratio increased 100 basis points from 78.2% in 2016 to 79.2% in 2017 primarily due to the impact of the temporary suspension of the health insurance industry fee for calendar year 2017 which was contemplated in the pricing of our products. The increase was further impacted by an increased proportion of small group members transitioning to community rated plans that carry a higher benefit ratio. These increases were partially offset by lower utilization for the fully-insured commercial medical business in 2017, primarily associated with the large group business.

•
The Group and Specialty segment’s benefits expense included the beneficial effect of $40 million in favorable prior-year medical claims reserve development in 2017 versus $46 million in 2016. This favorable prior-year medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 60 basis points in 2017 versus approximately 70 basis points in 2016.

Operating costs

•
The Group and Specialty segment operating cost ratio of 21.4% for 2017 decreased 210 basis points from 23.5% for 2016 primarily due to the temporary suspension of the health insurance industry fee for calendar year 2017 as well as operating cost efficiencies, partially offset by an increase in employee compensation costs resulting from the continued strong performance. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 150 basis points in 2016.

Healthcare Services Segment

			Change
	2017	2016	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$181	$201	$(20)	(10.0)%
Pharmacy solutions	80	31	49	158.1%
Provider services	77	78	(1)	(1.3)%
Total services revenues	338	310	28	9.0%
Intersegment revenues:
Pharmacy solutions	20,881	21,952	(1,071)	(4.9)%
Provider services	1,593	1,677	(84)	(5.0)%
Clinical care services	1,111	1,343	(232)	(17.3)%
Total intersegment revenues	23,585	24,972	(1,387)	(5.6)%
Total services and intersegment revenues	$23,923	$25,282	$(1,359)	(5.4)%
Income before income taxes	$967	$1,096	$(129)	(11.8)%
Operating cost ratio	95.5%	95.2%		0.3%
Pretax results

•
Healthcare Services segment pretax income was $967 million in 2017, a decrease of $129 million, or 11.8%, from 2016 primarily was due to the impact of the optimization process associated with our chronic care management programs, as well as lower earnings in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located. The reductions in pharmacy solutions intersegment revenues were offset by similar reductions in operating costs associated with the pharmacy solutions business.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Group and Specialty segment membership increased to approximately 433 million in 2017, up 2% versus scripts of approximately 426 million in 2016. The increase primarily reflects growth associated with higher Medicare membership for 2017 than in 2016, partially offset by the decline in Individual Commercial membership.

Services revenue

•	Services revenue increased $28 million, or 9.0%, from 2016 to $338 million for 2017 primarily due to service revenue growth from our pharmacy solutions business.
Intersegment revenues

•
Intersegment revenues decreased $1.4 billion, or 5.6%, from 2016 to $23.6 billion for 2017 primarily due to our pharmacy solutions business as well as the result of the optimization process associated with our chronic care management programs discussed previously, as well as lower revenue in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located. Our pharmacy solutions business revenues were impacted by improvements in net pharmacy costs driven by our pharmacy benefit manager and an increase in the generic dispensing rate. These items were partially offset by higher year-over-year script volume from growth in our Medicare Advantage and standalone PDP membership, partially offset by the impact of lower Individual Commercial membership. Our generic dispensing rate improved to 91.3% during 2017 from 90.5% during 2016. The higher generic dispensing rate reduced revenues (and operating costs) for our pharmacy solutions business as generic drugs are generally priced lower than branded drugs.
Operating costs

•	The Healthcare Services segment operating cost ratio of 95.5% for 2017 was relatively unchanged from 95.2% for 2016.
Individual Commercial Segment

•	As announced on February 14, 2017, we exited our Individual Commercial medical business January 1, 2018.

•
In 2017, our Individual Commercial segment pretax income was $193 million, an increase of $1.1 billion, from a pretax loss of $869 million in 2016 primarily due to the exit of certain markets in 2017, and per-member premium increases, as well as the reduction of premiums related to the write-off of receivables associated with the commercial risk corridor premium stabilization program.

•
Individual commercial medical membership decreased 526,000 members, or 80.3%, from December 31, 2016 to December 31, 2017 reflecting the decline in the number of counties we offered on-exchange coverage and the discontinuance of offering off-exchange products.

•
    The Individual Commercial segment benefit ratio of 57.4% for 2017 decreased from 107.7% in 2016 primarily due to the reduction of premiums related to the write-off of receivables associated with the commercial risk corridor premium stabilization program, as well as the planned exits in 2017 in certain markets that carried a higher benefit ratio and per-member premium increases.

•
The Individual Commercial segment operating cost ratio of 21.2% for 2017 increased 160 basis points from 2016 primarily due to the loss of scale efficiency from market exits in 2017, partially offset by the write-off of receivables associated with the commercial risk corridor premium stabilization program and the temporary suspension of the health insurance industry fee for calendar year 2017.

Other Businesses
As previously disclosed, in the fourth quarter of 2016, we increased future policy benefits expense by approximately $505 million for reserve strengthening associated with our closed block of long-term care insurance policies. This increase primarily was driven by emerging experience indicating longer claims duration, a prolonged lower interest rate environment, and an increase in policyholder life expectancies as discussed further in Note 18 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2017 Form 10-K.

Comparison of Results of Operations for 2016 and 2015
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2016 and 2015:
Consolidated

			Change
	2016	2015	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$43,223	$41,605	$1,618	3.9%
Group and Specialty	6,696	6,830	(134)	(2.0)%
Individual Commercial	3,064	3,939	(875)	(22.2)%
Other Businesses	38	35	3	8.6%
Total premiums	53,021	52,409	612	1.2%
Services:
Retail	6	8	(2)	(25.0)%
Group and Specialty	643	658	(15)	(2.3)%
Healthcare Services	310	726	(416)	(57.3)%
Other Businesses	10	14	(4)	(28.6)%
Total services	969	1,406	(437)	(31.1)%
Investment income	389	474	(85)	(17.9)%
Total revenues	54,379	54,289	90	0.2%
Operating expenses:
Benefits	45,007	44,269	738	1.7%
Operating costs	7,173	7,295	(122)	(1.7)%
Merger termination fee and related costs, net	104	23	81	352.2%
Depreciation and amortization	354	355	(1)	(0.3)%
Total operating expenses	52,638	51,942	696	1.3%
Income from operations	1,741	2,347	(606)	(25.8)%
Gain on sale of business	—	270	(270)	(100.0)%
Interest expense	189	186	3	1.6%
Income before income taxes	1,552	2,431	(879)	(36.2)%
Provision for income taxes	938	1,155	(217)	(18.8)%
Net income	$614	$1,276	$(662)	(51.9)%
Diluted earnings per common share	$4.07	$8.44	$(4.37)	(51.8)%
Benefit ratio (a)	84.9%	84.5%		0.4%
Operating cost ratio (b)	13.3%	13.6%		(0.3)%
Effective tax rate	60.5%	47.5%		13.0%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $614 million, or $4.07 per diluted common share, in 2016 compared to $1.3 billion, or $8.44 per diluted common share, in 2015. Net income includes a write-off of $2.43 per diluted common share in receivables associated with the commercial risk corridor premium stabilization program and reserve strengthening for our non-strategic closed block of long-term care insurance business of $2.11 per diluted common share, as discussed below. These items were partially offset by the impact of the premium deficiency reserve of $0.74 per diluted common share recorded in the fourth quarter of 2015 for certain of our individual commercial medical products for the 2016 coverage year. In addition, the completion of the sale of Concentra on June 1, 2015 resulted in an after-tax gain of $1.57 per diluted common share in 2015. Excluding these items, the increase primarily was due to year-over-year improvement in results for our individual Medicare Advantage business and our Healthcare Services segment as well as increased profitability in our state-based Medicaid business, partially offset by an increase in the effective tax rate as discussed below. In addition, 2016 includes expenses of $0.64 per diluted common share and 2015 includes expenses of $0.14 per diluted common share for transaction and integration planning costs associated with the Merger, certain of which were not deductible for tax purposes until 2017.
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

The consolidated benefit ratio for 2016 was 84.9%, an increase of 40 basis points from 2015 primarily due to the incremental benefits expense for the reserve strengthening in our non-strategic closed block of long-term care insurance policies, the impact on the benefit ratio of lower consolidated premiums associated with the write-off of receivables for the commercial risk corridor premium stabilization program, and the impact of the premium deficiency reserve recorded in the fourth quarter of 2015 for certain of our individual commercial medical products for the 2016 coverage year. Excluding the impact of the write-off of the commercial risk corridor receivables and the premium deficiency reserve, these items were partially offset by year-over-year improvement in both the Retail and Group and Specialty segment benefit ratios as discussed in the segment results of operations discussion that follows. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 110 basis points in 2016 versus approximately 50 basis points in 2015.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $122 million, or 1.7%, from 2015 to $7.2 billion in 2016 primarily due to the completion of the sale of Concentra on June 1, 2015.
The consolidated operating cost ratio for 2016 was 13.3%, decreasing 30 basis points from 2015 primarily due to the completion of the sale of Concentra on June 1, 2015. Concentra carried a higher operating cost ratio than our Group and Specialty and Retail segments. This was partially offset by the unfavorable year-over-year comparison associated with the temporary suspension of certain discretionary administrative costs in the latter half of 2015, along with the impact of the commercial risk corridor receivables write-off in the fourth quarter of 2016.
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

Retail Segment

			Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,837,600	2,753,400	84,200	3.1%
Group Medicare Advantage	355,400	484,100	(128,700)	(26.6)%
Medicare stand-alone PDP	4,951,400	4,557,900	393,500	8.6%
Total Retail Medicare	8,144,400	7,795,400	349,000	4.5%
State-based Medicaid	388,100	373,700	14,400	3.9%
Medicare Supplement	218,800	158,600	60,200	38.0%
Total Retail medical members	8,751,300	8,327,700	423,600	5.1%

			Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$31,863	$29,526	$2,337	7.9%
Group Medicare Advantage	4,283	5,588	(1,305)	(23.4)%
Medicare stand-alone PDP	4,009	3,846	163	4.2%
Total Retail Medicare	40,155	38,960	1,195	3.1%
State-based Medicaid	2,640	2,341	299	12.8%
Medicare Supplement	428	304	124	40.8%
Total premiums	43,223	41,605	1,618	3.9%
Services	6	8	(2)	(25.0)%
Total premiums and services revenue	$43,229	$41,613	$1,616	3.9%
Income before income taxes	$1,690	$1,259	$431	34.2%
Benefit ratio	85.1%	86.7%		(1.6)%
Operating cost ratio	10.8%	10.3%		0.5%
Pretax Results

•
Retail segment pretax income was $1,690 million in 2016, an increase of $431 million, or 34.2%, compared to 2015 primarily driven by the year-over-year improvement in our individual Medicare Advantage and state-based Medicaid businesses.

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
Premiums revenue

•
Retail segment premiums increased $1,618 million, or 3.9%, from 2015 to 2016 primarily due to higher average membership for our individual Medicare Advantage and state-based Medicaid businesses and per member premium increases for certain lines of business. Average individual Medicare Advantage membership increased 3.9% in 2016.

Benefits expense

•
The Retail segment benefit ratio of 85.1% for 2016 decreased 160 basis points from 2015 primarily due to lower year-over-year Medicare Advantage utilization, and favorable comparisons of prior-year medical claims reserve development.

•
The Retail segment’s benefits expense for 2016 included the beneficial effect of $429 million in favorable prior-year medical claims reserve development versus $248 million in 2015. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 100 basis points in 2016 versus approximately 60 basis points in 2015. The year-over-year increase in prior-period medical claims reserve development primarily was due to favorable year-over-year comparisons for our Medicare Advantage business.

Operating costs

•
The Retail segment operating cost ratio of 10.8% for 2016 increased 50 basis points from 2015 primarily due to the unfavorable comparison to unusually low operating expenses in 2015 resulting from the temporary suspension of certain discretionary administrative costs, and the loss of a large group Medicare Advantage account which carried a lower operating cost ratio than that for our individual Medicare Advantage business. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 170 basis points in 2016 as compared to 160 basis points in 2015.

Group and Specialty Segment

			Change
	2016	2015	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,136,000	1,178,300	(42,300)	(3.6)%
ASO	573,200	710,700	(137,500)	(19.3)%
Military services	3,084,100	3,074,400	9,700	0.3%
Total group medical members	4,793,300	4,963,400	(170,100)	(3.4)%
Specialty membership (a)	6,961,200	7,221,800	(260,600)	(3.6)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2016	2015	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,405	$5,493	$(88)	(1.6)%
Specialty	1,279	1,316	(37)	(2.8)%
Military services	12	21	(9)	(42.9)%
Total premiums	6,696	6,830	(134)	(2.0)%
Services	643	658	(15)	(2.3)%
Total premiums and services revenue	$7,339	$7,488	$(149)	(2.0)%
Income before income taxes	$344	$321	$23	7.2%
Benefit ratio	78.2%	78.8%		(0.6)%
Operating cost ratio	23.5%	23.4%		0.1%
Pretax Results

•	Group and Specialty segment pretax income was $344 million in 2016, an increase of $23 million, or 7.2%, from $321 million in 2015 driven by the improvement in the benefit ratio as discussed below.
Enrollment

•	Fully-insured commercial group medical membership decreased 42,300 members, or 3.6% from December 31, 2015 reflecting lower membership in both large and small group accounts.

•
Group ASO commercial medical membership decreased 137,500 members, or 19.3%, from December 31, 2015 to December 31, 2016 primarily due to the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Specialty membership decreased 260,600 members, or 3.6%, from December 31, 2015 to December 31, 2016 primarily due to the loss of several large stand-alone dental and vision accounts as well as the loss of certain fully-insured group medical accounts that also had specialty coverage. The decrease includes the loss of certain individual commercial medical members that also had specialty coverage.

Premiums revenue

•
Group and Specialty segment premiums decreased $134 million, or 2.0%, from 2015 to 2016 primarily due to a decline in fully-insured commercial medical membership as described above, partially offset by an increase in fully-insured commercial medical per member premiums.

Services revenue

•	Group and Specialty segment services revenue decreased $15 million, or 2.3%, from 2015 to 2016 primarily due to a decline in group ASO commercial medical membership.
Benefits expense

•
The Group and Specialty segment benefit ratio decreased 60 basis points from 78.8% in 2015 to 78.2% in 2016 primarily reflecting the beneficial effect of higher prior-year medical claims reserve development in 2016 and lower utilization.

•
The Group and Specialty segment’s benefits expense included the beneficial effect of $46 million in favorable prior-year medical claims reserve development in 2016 versus $7 million in 2015. This favorable prior-year medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 70 basis points in 2016 versus approximately 10 basis points in 2015.
Operating costs

•
The Group and Specialty segment operating cost ratio of 23.5% for 2016 increased 10 basis points from 23.4% for 2015, primarily due to the unfavorable comparison to unusually low operating expenses in 2015 resulting from the temporary suspension of certain discretionary administrative costs. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 150 basis points in 2016 as compared to 140 basis points in 2015.

Healthcare Services Segment

			Change
	2016	2015	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$201	$181	$20	11.0%
Provider services	78	515	(437)	(84.9)%
Pharmacy solutions	31	30	1	3.3%
Total services revenues	310	726	(416)	(57.3)%
Intersegment revenues:
Pharmacy solutions	21,952	20,551	1,401	6.8%
Provider services	1,677	1,291	386	29.9%
Clinical care services	1,343	1,208	135	11.2%
Total intersegment revenues	24,972	23,050	1,922	8.3%
Total services and intersegment revenues	$25,282	$23,776	$1,506	6.3%
Income before income taxes	$1,096	$1,022	$74	7.2%
Operating cost ratio	95.2%	95.0%		0.2%
Pretax results

•
Healthcare Services segment pretax income of $1,096 million for 2016 increased $74 million, or 7.2%, from 2015 primarily due to incremental earnings associated with revenue growth from our pharmacy solutions business as it increased mail-order penetration and served our growing individual Medicare membership. The increase was partially offset by lower earnings in our provider services business reflecting significantly lower Medicare rates year-over-year associated with CMS' risk coding recalibration for 2016 in geographies where our provider assets are primarily located.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Group and Specialty segment membership increased to approximately 426 million in 2016, up 7% versus scripts of approximately 398 million in 2015. The increase primarily reflects growth associated with higher average medical membership for 2016 than in 2015.

Services revenue

•	Services revenue decreased $416 million, or 57.3%, from 2015 to $310 million for 2016 primarily due to the completion of the sale of Concentra on June 1, 2015.

Intersegment revenues

•
Intersegment revenues increased $1.9 billion, or 8.3%, from 2015 to $25.0 billion for 2016 primarily due to increased mail order penetration and growth in our individual Medicare Advantage and Medicare stand-alone PDP membership which resulted in increased engagement of members in clinical programs and higher utilization of services across the segment.

Operating costs

•
The Healthcare Services segment operating cost ratio of 95.2% for 2016 increased slightly from 2015 primarily due to a higher operating cost ratio for our provider services business reflecting significantly lower Medicare rates year-over-year as discussed above, partially offset by operating cost efficiencies associated with our pharmacy operations.

Individual Commercial Segment

•
In 2016, our Individual Commercial segment pretax loss decreased by $436 million, or 100.7%, from 2015 primarily driven by the write-off of commercial risk corridor receivables, partially offset by the impact of the premium deficiency reserve recorded in the fourth quarter of 2015 associated with certain individual commercial medical policies from the 2016 coverage year.

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

•
The Individual Commercial segment benefit ratio of 107.7% for 2016 increased from 91.1% in 2015 primarily due to the reduction of premiums related to the write-off of receivables associated with the commercial risk corridor premium stabilization program, partially offset by the impact of the premium deficiency reserve recorded in the fourth quarter of 2015 for certain of our individual commercial medical products for the 2016 coverage year. As previously disclosed, in the fourth quarter of 2015 we recorded a premium deficiency reserve associated with our 2016 individual commercial offerings compliant with the Health Care Reform Law. During 2016, we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense primarily as a result of unfavorable current and projected claims experience.

•
The Individual Commercial segment operating cost ratio of 19.6% for 2016 increased 40 basis points from 2015 primarily due to the impact on premiums of the write-off of receivables associated with the commercial risk corridor premium stabilization program. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 200 basis points in 2016 as compared to 170 basis points in 2015.

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

Liquidity
Historically, our primary sources of cash have included receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities, borrowings, and proceeds from sales of businesses. Our primary uses of cash historically have included disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items including premiums receivable, benefits payable, and other receivables and payables. Our cash flows are impacted by the timing of payments to and receipts from CMS associated with Medicare Part D subsidies for which we do not assume risk. The use of cash flows may be limited by regulatory requirements of state departments of insurance (or comparable state regulators) which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. Our use of cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law have impacted the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. Net collections under the 3Rs associated with prior coverage years were $440 million in 2017 as compared to $383 million in 2016. As more fully described in Note 7 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, we wrote off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through December 31, 2017, we collected approximately $39 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 and 2015 risk corridor program. On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016.The remaining net receivable balance associated with the 3Rs was approximately $31 million at December 31, 2017, including the $44 million reinsurance receivable related to the 2016 coverage year, as compared to $456 million at December 31, 2016. The remaining net receivable balance is primarily related to our Individual Commercial medical business which we have exited January 1, 2018.
For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2017 Form 10-K.
Cash and cash equivalents increased to $4.0 billion at December 31, 2017 from $3.9 billion at December 31, 2016. The change in cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015 is summarized as follows:

	2017	2016	2015
	(in millions)
Net cash provided by operating activities	$4,051	$1,936	$868
Net cash (used in) provided by investing activities	(2,941)	(1,362)	320
Net cash (used in) provided by financing activities	(945)	732	(552)
Increase in cash and cash equivalents	$165	$1,306	$636

Cash Flow from Operating Activities
The change in operating cash flows over the three year period primarily results from the corresponding change in the timing of working capital items, earnings, and enrollment activity as discussed below. The increase in operating cash flows in 2017 primarily was due to the receipt of the merger termination fee, net of related expenses and taxes paid, higher earnings and the timing of working capital items. The increase in operating cash flows in 2016 primarily was due to the timing of working capital items and higher earnings exclusive of the commercial risk corridor receivables write-off and the long-term care reserve strengthening in 2016, as well as the gain on sale of Concentra and the recognition of the premium deficiency reserve in 2015 discussed previously.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at December 31, 2017, 2016 and 2015:

				Change
	2017	2016	2015	2017	2016	2015
	(in millions)
IBNR (1)	$3,154	$3,422	$3,730	$(268)	$(308)	$476
Reported claims in process (2)	614	654	600	(40)	54	125
Premium deficiency reserve (3)	—	—	176	—	(176)	176
Other benefits payable (4)	900	487	470	413	17	(276)
Total benefits payable	$4,668	$4,563	$4,976	$105	$(413)	$501

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
The increase in benefits payable in 2017 largely was due to an increase in amounts owed under capitated, risk sharing, and quality incentive arrangements, partially offset by a decrease in IBNR. Benefits payable decreased in 2016 primarily due to a decrease in IBNR, as well as the application of 2016 results to the premium deficiency reserve liability recognized in 2015 associated with our individual commercial medical products compliant with the Health Care Reform Law for the 2016 coverage year. There was no premium deficiency reserve liability at December 31, 2016 or 2017. The increase in benefits payable in 2015 largely was due to increases in IBNR and in the amount of processed but unpaid claims due to our pharmacy benefit administrator, which fluctuates due to month-end cutoff. These items were partially offset by a decrease in amounts owed to providers under capitated and risk sharing arrangements in 2015, including the disbursement of a portion of our Medicare risk adjustment collections under our contractual obligations associated with our risk sharing arrangements. In addition, benefits payable in 2015 reflects the recognition of the premium deficiency reserve discussed previously.
IBNR decreased during 2017 and 2016 primarily due to declines in individual and fully-insured group commercial membership. The decrease in IBNR during 2016 was also impacted by declines in group Medicare Advantage. IBNR increased during 2015 primarily as a result of individual Medicare Advantage membership growth. As discussed previously, our cash flows are impacted by changes in enrollment. The decline in membership experienced in 2017 and 2016 negatively impacted operating cash flows for those years.

The detail of total net receivables was as follows at December 31, 2017, 2016 and 2015:

				Change
	2017	2016	2015	2017	2016	2015
	(in millions)
Medicare	$511	$787	$765	$(276)	$22	$101
Commercial and other	273	579	420	(306)	159	39
Military services	166	32	77	134	(45)	(29)
Allowance for doubtful accounts	(96)	(118)	(101)	22	(17)	(3)
Total net receivables	$854	$1,280	$1,161	(426)	119	108
Reconciliation to cash flow statement:
Provision for doubtful accounts				20	39	61
Change in receivables acquired, held-for-sale, or disposed from sale of business				—	—	11
Change in receivables per cash flow statement resulting in cash from operations				$(406)	$158	$180
Medicare receivables are impacted by changes in revenue associated with individual and group Medicare membership changes as well as the timing of accruals and related collections associated with the CMS risk-adjustment model.
The decrease in commercial and other receivables in 2017 as compared to 2016 primarily was due to a decrease in our receivable associated with the commercial risk adjustment provision of the Health Care Reform Law. The increases in commercial and other receivables in 2016 and 2015 primarily reflect increases in our receivable associated with the commercial risk adjustment provision of the Health Care Reform Law.
Military services receivables at December 31, 2017, 2016, and 2015 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our TRICARE South Region contract. The 2017 balance also includes transition-in receivables under our T2017 East Region contract with collection scheduled in 2018.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. As discussed previously, the timing of payments and receipts associated with these provisions impacted our operating cash flows as we built receivables for each coverage year that were expected to be collected in subsequent coverage years. Net collections under the 3Rs associated with prior coverage years were $440 million as compared to net collections of $383 million in 2016. The net receivable balance associated with the 3Rs was approximately $31 million at December 31, 2017, including certain amounts recorded in receivables as noted above. The annual health insurance industry fee was suspended for the calendar year 2017, but has resumed in calendar year 2018. The annual health insurance industry fee was also suspended for the calendar year 2019 and is scheduled to resume in calendar year 2020. We paid the federal government annual health insurance industry fees of $916 million in 2016 and $867 million in 2015. We have exited our individual commercial medical business effective January 1, 2018.
In addition to the timing of payments of benefits expense, receipts for premiums and services revenues, and amounts due under the risk limiting and health insurance industry fee provisions of the Health Care Reform Law, other items impacting operating cash flows include income tax payments and the timing of payroll cycles resulting in one less payroll cycle in 2016 than in 2015.

Cash Flow from Investing Activities
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $526 million in 2017, $527 million in 2016, and $523 million in 2015.
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $2.4 billion in 2017 and $828 million in 2016. Proceeds from sales and maturities of investment securities exceeded purchases by $103 million in 2015. These net proceeds were used to fund normal working capital needs due to an increase in receivables associated with the 3Rs in addition to the timing of payments to and receipts from CMS associated with Medicare Part D reinsurance subsidies, as discussed below.
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
Cash consideration paid for acquisitions, net of cash acquired, was $31 million in 2017, $7 million in 2016, and $38 million in 2015. Acquisitions in each year included Healthcare Services segment related acquisitions.
Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were $1.9 billion higher than claims payments during 2017 and were $1.1 billion higher than claims payments during 2016. Claim payments were $361 million higher than receipts from CMS associated with Medicare Part D claims subsidies for which we do not assume risk during 2015. In 2015, we experienced higher specialty prescription drug costs associated with a new treatment for Hepatitis C than were contemplated in our bids which resulted in higher subsidy receivable balances under the terms of our contracts with CMS. Our net payable for CMS subsidies and brand name prescription drug discounts was $1.0 billion at December 31, 2017 compared to a net receivable of $0.9 billion at December 31, 2016. Refer to Note 6 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Under our administrative services only TRICARE South Region contract, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $11 million in 2017. Health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $25 million in 2016 and $4 million in 2015.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were higher than reimbursements from HHS by $44 million in 2017 and by $28 million in 2016. Claim payments were less than reimbursements by $69 million in 2015. See Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for further description.
We repurchased 12.99 million shares for $3.05 billion in 2017 and 1.85 million shares for $329 million in 2015 under share repurchase plans authorized by the Board of Directors. We did not repurchase shares in 2016 due to restrictions under the Merger Agreement. We also acquired common shares in connection with employee stock plans for an aggregate cost of $115 million in 2017, $104 million in 2016, and $56 million in 2015.

As discussed further below, we paid dividends to stockholders of $220 million in 2017, $177 million in 2016, and $172 million in 2015.
We entered into a commercial paper program in October 2014. Net repayments of commercial paper were $153 million in 2017 and the maximum principal amount outstanding at any one time during 2017 was $500 million. Net repayments of commercial paper were $2 million in 2016 and the maximum principal amount outstanding at any one time during 2016 was $475 million. Net proceeds from the issuance of commercial paper were $298 million in 2015 and the maximum principal amount outstanding at any one time during 2015 was $414 million.
In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 31, 2017, were $991 million. The net proceeds from these issuances are being used for general corporate purposes.
In December 2017, we issued $400 million of 2.50% senior notes due December 15, 2020 and $400 million of 2.90% senior notes due December 15, 2022. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of December 31, 2017, were $794 million. We used the net proceeds, together with available cash, to fund the redemption of our $300 million aggregate principal amount of 6.30% senior notes maturing in August 2018 and our $500 million aggregate principal amount of 7.20% senior notes maturing in June 2018 at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $829 million.
The remainder of the cash used in or provided by financing activities in 2017, 2016, and 2015 primarily resulted from proceeds from stock option exercises and the change in book overdraft.
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
Debt
For a detailed discussion of our debt, including our senior notes, credit agreement and commercial paper program, please refer to Note 12 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Acquisitions & Divestitures
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary KMG to CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, KIC, includes our closed block of non-strategic commercial long-term care insurance policies. We will fund the transaction with approximately $203 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale. The KMG transaction is anticipated to close by the third quarter of 2018 subject to customary closing conditions, including South Carolina Department of Insurance approval. There can be no assurance we will obtain regulatory approvals needed to sell the business or do so under terms acceptable to us.

On December 19, 2017, we announced that we have entered into a definitive agreement to acquire a 40% minority interest in the Kindred at Home Division (Kindred at Home) of Kindred Healthcare, Inc. (Kindred)(NYSE: KND), the nation’s largest home health provider and second largest hospice operator, for estimated cash consideration of approximately $800 million, including our share of transaction and related expenses, to facilitate a complete separation from the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital company). The Kindred transaction, which is anticipated to close in the summer of 2018, is subject to customary state and federal regulatory approvals, including approval by the stockholders of Kindred and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, as well as other customary closing conditions. We expect to fund the transaction through the use of parent company cash and will account for the minority investment under the equity method. The pending transaction did not have a material impact to earnings in 2017.
For a detailed discussion of the above please refer to Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2017 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $750 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $2 million, up to a maximum 100 basis points, or annual interest expense by $8 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company decreased to $688 million at December 31, 2017 from $2.0 billion at December 31, 2016. This decrease primarily reflects common stock repurchases, insurance subsidiaries' capital contributions and capital expenditures, partially offset by insurance subsidiaries dividends, non-insurance subsidiaries' profits and net proceeds from debt issuance. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by Departments of Insurance (or comparable state regulatory agencies). Our regulated subsidiaries paid dividends to the parent of $1.4 billion in 2017, $763 million in 2016, and $493 million in 2015. Subsidiary dividends in 2015 reflect the impact of losses for our individual commercial medical business compliant with the Health Care Reform Law and the November 5, 2015 revised statutory accounting guidance requiring the exclusion of risk corridor receivables from related statutory surplus. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2018 is approximately $1.1 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
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
Contractual Obligations
We are contractually obligated to make payments for years subsequent to December 31, 2017 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$4,950	$150	$1,200	$600	$3,000
Interest (1)	3,021	200	379	347	2,095
Operating leases (2)	519	152	218	97	52
Purchase obligations (3)	429	226	188	15	—
Future policy benefits payable and other long-term liabilities (4)	3,396	91	482	208	2,615
Total	$12,315	$819	$2,467	$1,267	$7,762

(1)	Interest includes the estimated contractual interest payments under our debt agreements.

(2)
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2046. We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. An operating lease is a type of off-balance sheet arrangement. Assuming we acquired the asset, rather than leased such asset, we would have recognized a liability for the financing of these assets. See also Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

Off-Balance Sheet Arrangements
As of December 31, 2017, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
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
Other
On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. On February 16, 2017, under the terms of the Merger Agreement, we received a breakup fee of $1 billion.
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
Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2017	Percentage of Total	December 31, 2016	Percentage of Total
	(dollars in millions)
IBNR	$3,154	67.6%	$3,422	75.0%
Reported claims in process	614	13.1%	654	14.3%
Other benefits payable	900	19.3%	487	10.7%
Total benefits payable	$4,668	100.0%	$4,563	100.0%
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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderately adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2017 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.60%	$(182)	(2.75)%	$(287)
0.50%	$(152)	(2.50)%	$(261)
0.40%	$(121)	(2.25)%	$(235)
0.30%	$(91)	(2.00)%	$(209)
0.20%	$(61)	(1.75)%	$(183)
0.10%	$(30)	(1.50)%	$(157)
—%	$—	(1.25)%	$(131)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2017 caused by changes in completion factors for incurred months prior to the most recent two months.

(b)
Reflects estimated potential changes in benefits payable at December 31, 2017 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.

(c)	The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for Retail, Group and Specialty, and Individual Commercial segment tables including information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2017	2016	2015
	(in millions)
Balances at January 1	$4,563	$4,976	$4,475
Less: Premium deficiency reserve	—	(176)	—
Less: Reinsurance recoverables	(76)	(85)	(78)
Balances at January 1, net	4,487	4,715	4,397
Incurred related to:
Current year	44,001	45,318	44,397
Prior years	(483)	(582)	(236)
Total incurred	43,518	44,736	44,161
Paid related to:
Current year	(39,496)	(40,852)	(39,802)
Prior years	(3,911)	(4,112)	(4,041)
Total paid	(43,407)	(44,964)	(43,843)
Premium deficiency reserve	—	—	176
Reinsurance recoverable	70	76	85
Balances at December 31	$4,668	$4,563	$4,976

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

	Favorable Development by Changes in Key Assumptions
	2017		2016		2015
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(279)	(2.6)%	$(316)	(2.9)%	$(145)	(1.5)%
Completion factors	(204)	0.7%	(266)	0.9%	(91)	0.4%
Total	$(483)		$(582)		$(236)

(a)	The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $483 million in 2017, $582 million in 2016, and $236 million in 2015. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2017, 2016, and 2015.

	Favorable Medical Claims Reserve Development			Change
	2017	2016	2015	2017	2016
	(in millions)
Retail Segment	$(386)	$(429)	$(248)	$43	$(181)
Group and Specialty Segment	(40)	(46)	(7)	6	(39)
Individual Commercial Segment	(56)	(106)	20	50	(126)
Other Businesses	(1)	(1)	(1)	—	—
Total	$(483)	$(582)	$(236)	$99	$(346)
The favorable medical claims reserve development for 2017, 2016, and 2015 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Our favorable development for each of the years presented above is discussed further in Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2017 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.

Benefits expense excluded from the previous table was as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Premium deficiency reserve for short-duration policies	$—	$(176)	$176
Military services	—	8	12
Future policy benefits	(22)	439	(80)
Total	$(22)	$271	$108
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
The higher benefits expense associated with future policy benefits payable during 2016 primarily relates to reserve strengthening for our closed block of long-term care insurance policies acquired in connection with the 2007 KMG acquisition as more fully described below and in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. Certain health policies sold to individuals prior to 2014 (the first year plans compliant with the Health Care Reform Law were effective) are accounted for as long-duration as more fully described below. Benefits expense associated with future policy benefits payable in 2015 primarily reflects the release of reserves as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law.
Future policy benefits payable of $2.9 billion and $2.8 billion at December 31, 2017 and 2016, respectively, represent liabilities for long-duration insurance policies including long-term care insurance, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on premium rate increase, interest rate, mortality, morbidity, persistency (the percentage of policies remaining in-force), and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). Because these policies have long-term claim payout periods, there is a greater risk of significant variability in claims costs, either positive or negative. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.
Future policy benefits payable include $2.3 billion at December 31, 2017 and $2.2 billion at December 31, 2016 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Approximately 29,800 policies remain in force as of December 31, 2017. No new policies have been written since 2005 under this closed block. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was a $168 million additional liability at December 31, 2017 and $77 million additional liability at December 31, 2016. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.

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
In addition, future policy benefits payable includes amounts of $199 million at December 31, 2017, $201 million at December 31, 2016, and $205 million at December 31, 2015 which are subject to 100% coinsurance agreements as more fully described in Note 19 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, and as such are offset by a related reinsurance recoverable included in other long-term assets.
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
We bill and collect premium from employer groups and members in our Medicare and other individual products monthly. We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. Changes in revenues from for our Medicare and commercial medical products resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are recognized when the amounts become determinable and the collectibility is reasonably assured.
Medicare Risk-Adjustment Provisions
CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997(BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. Rates paid to MA plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s Medicare FFS program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2016, 10% of the risk score was calculated from claims data submitted through EDS, increasing to 25% of the risk score calculated from claims data through EDS for 2017. In April 2017, CMS revised the pace of the phase-in. For 2018, 15% of the risk score will be calculated from claims data submitted through EDS. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows. We estimate risk-adjustment revenues based on medical diagnoses for our membership. The risk-adjustment model, including CMS changes to the submission process, is more fully described in Item 1. – Business under the section titled “Individual Medicare.”

Investment Securities
Investment securities totaled $12.3 billion, or 45% of total assets at December 31, 2017, and $9.8 billion, or 39% of total assets at December 31, 2016. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2017 and 2016. The fair value of debt securities were as follows at December 31, 2017 and 2016:

	December 31, 2017	Percentage of Total	December 31, 2016	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$531	4.3%	$786	8.0%
Mortgage-backed securities	1,610	13.1%	1,637	16.7%
Tax-exempt municipal securities	3,889	31.6%	3,305	33.7%
Mortgage-backed securities:
Residential	26	0.2%	9	0.1%
Commercial	456	3.7%	304	3.1%
Asset-backed securities	408	3.3%	160	1.7%
Corporate debt securities	5,382	43.8%	3,597	36.7%
Total debt securities	$12,302	100.0%	$9,798	100.0%
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2017. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Tax-exempt municipal securities included pre-refunded bonds of $222 million at December 31, 2017 and $276 million at December 31, 2016. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations at the time the fund is established. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for $1.8 billion of these municipals in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for $1.9 billion of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 9%. In addition, certain monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues related to our tax-exempt municipal securities. We have no direct exposure to these monoline insurers. We owned $94 million and $132 million at December 31, 2017 and 2016, respectively, of tax-exempt securities guaranteed by monoline insurers. The equivalent weighted average S&P credit rating of these tax-exempt securities without the guarantee from the monoline insurer was AA.
Our direct exposure to subprime mortgage lending is limited to investment in residential mortgage-backed securities and asset-backed securities backed by home equity loans. The fair value of securities backed by Alt-A and subprime loans was less than $1 million at December 31, 2017 and December 31, 2016. There are no collateralized debt obligations or structured investment vehicles in our investment portfolio. The percentage of corporate securities associated with the financial services industry was 30% at December 31, 2017 and 23% at December 31, 2016.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2017:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$273	$(1)	$130	$(1)	$403	$(2)
Mortgage-backed securities	581	(2)	672	(17)	1,253	(19)
Tax-exempt municipal securities	1,590	(16)	661	(12)	2,251	(28)
Mortgage-backed securities:
Residential	20	—	3	—	23	—
Commercial	131	(1)	28	(1)	159	(2)
Asset-backed securities	107	—	10	—	117	—
Corporate debt securities	1,297	(10)	804	(27)	2,101	(37)
Total debt securities	$3,999	$(30)	$2,308	$(58)	$6,307	$(88)
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

The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2017 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2017.
All issuers of securities we own that were trading at an unrealized loss at December 31, 2017 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets than when the securities were purchased. At December 31, 2017, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2017. There were no material other-than-temporary impairments in 2017, 2016, or 2015.
Goodwill and Long-lived Assets
At December 31, 2017, goodwill and other long-lived assets represented 19% of total assets and 52% of total stockholders’ equity, compared to 20% and 47%, respectively, at December 31, 2016.
We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition. The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2017 segment change discussed in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We use the one-step process to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in Government rates, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill, with the exception of our provider services reporting unit in our Healthcare Services segment. The provider services reporting unit, with $590 million of goodwill, would decline to less than 10% margin after factoring in a 100 basis point increase in the discount rate.
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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. Prior to 2009, under interest rate swap agreements, we exchanged the fixed interest rate under all of our senior notes for a variable interest rate based on LIBOR using interest rate swap agreements. We terminated all of our interest rate swap agreements in 2008. We may re-enter into interest rate swap agreements in the future depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $2.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2017 or December 31, 2016.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at December 31, 2017. Our net unrealized position increased $226 million from a net unrealized loss position of $28 million at December 31, 2016 to a net unrealized gain position of $198 million at December 31, 2017. At December 31, 2017, we had gross unrealized losses of $88 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during 2017. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.1 years as of December 31, 2017 and 4.4 years as of December 31, 2016. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $697 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2017 and 2016. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have exceeded 300 basis points once, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points once, and have changed by less than 100 basis points eight times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2017
Investment income (a)	$(87)	$(83)	$(67)	$67	$134	$202
Interest expense (b)	2	2	2	(2)	(3)	(5)
Pretax	$(85)	$(81)	$(65)	$65	$131	$197
As of December 31, 2016
Investment income (a)	$(49)	$(44)	$(36)	$53	$107	$162
Interest expense (b)	3	3	3	(2)	(5)	(9)
Pretax	$(46)	$(41)	$(33)	$51	$102	$153

(a)	As of December 31, 2017 and 2016, some of our investments had interest rates below 3% so the assumed hypothetical change in pretax earnings does not reflect the full 3% point reduction.

(b)
The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2017 or December 31, 2016. There was $150 million outstanding under our commercial paper program at December 31, 2017. As of December 31, 2017, our interest rate under our commercial paper program was less than 2% so the assumed hypothetical change in pretax earnings does not reflect the full 2% point reduction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,042	$3,877
Investment securities	9,557	7,595
Receivables, less allowance for doubtful accounts of $96 in 2017 and $118 in 2016	854	1,280
Other current assets	2,949	3,438
Total current assets	17,402	16,190
Property and equipment, net	1,584	1,505
Long-term investment securities	2,745	2,203
Goodwill	3,281	3,272
Other long-term assets	2,166	2,226
Total assets	$27,178	$25,396
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,668	$4,563
Trade accounts payable and accrued expenses	4,069	2,467
Book overdraft	141	212
Unearned revenues	378	280
Short-term borrowings	150	300
Total current liabilities	9,406	7,822
Long-term debt	4,770	3,792
Future policy benefits payable	2,923	2,834
Other long-term liabilities	237	263
Total liabilities	17,336	14,711
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,572,458 shares issued at December 31, 2017 and 198,495,007 shares issued at December 31, 2016	33	33
Capital in excess of par value	2,445	2,562
Retained earnings	13,670	11,454
Accumulated other comprehensive income (loss)	19	(66)
Treasury stock, at cost, 60,893,762 shares at December 31, 2017 and 49,189,811 shares at December 31, 2016	(6,325)	(3,298)
Total stockholders’ equity	9,842	10,685
Total liabilities and stockholders’ equity	$27,178	$25,396
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2017	2016	2015
	(in millions, except per share results)
Revenues:
Premiums	$52,380	$53,021	$52,409
Services	982	969	1,406
Investment income	405	389	474
Total revenues	53,767	54,379	54,289
Operating expenses:
Benefits	43,496	45,007	44,269
Operating costs	6,567	7,173	7,295
Merger termination fee and related costs, net	(936)	104	23
Depreciation and amortization	378	354	355
Total operating expenses	49,505	52,638	51,942
Income from operations	4,262	1,741	2,347
Gain on sale of business	—	—	270
Interest expense	242	189	186
Income before income taxes	4,020	1,552	2,431
Provision for income taxes	1,572	938	1,155
Net income	$2,448	$614	$1,276
Basic earnings per common share	$16.94	$4.11	$8.54
Diluted earnings per common share	$16.81	$4.07	$8.44
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Net income	$2,448	$614	$1,276
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	149	(101)	(114)
Effect of income taxes	(55)	38	42
Total change in unrealized investment gains/losses, net of tax	94	(63)	(72)
Reclassification adjustment for net realized gains included in investment income	(14)	(96)	(146)
Effect of income taxes	5	35	53
Total reclassification adjustment, net of tax	(9)	(61)	(93)
Other comprehensive income (loss), net of tax	85	(124)	(165)
Comprehensive income	$2,533	$490	$1,111
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2015	197,952	$33	$2,330	$9,916	$223	$(2,856)	$9,646
Net income				1,276			1,276
Other comprehensive loss					(165)		(165)
Common stock repurchases			100			(485)	(385)
Dividends and dividend equivalents			—	(175)			(175)
Stock-based compensation			109				109
Restricted stock unit vesting	159	—	(49)			49	—
Stock option exercises	261	—	23				23
Stock option and restricted stock tax benefit			17				17
Balances, December 31, 2015	198,372	33	2,530	11,017	58	(3,292)	10,346
Net income				614			614
Other comprehensive loss					(124)		(124)
Common stock repurchases			—			(104)	(104)
Dividends and dividend equivalents			—	(177)			(177)
Stock-based compensation			115				115
Restricted stock unit vesting	13	—	(98)			98	—
Stock option exercises	110	—	13				13
Stock option and restricted stock tax benefit			2				2
Balances, December 31, 2016	198,495	33	2,562	11,454	(66)	(3,298)	10,685
Net income				2,448			2,448
Other comprehensive income					85		85
Common stock repurchases			(200)			(3,165)	(3,365)
Dividends and dividend equivalents			—	(232)			(232)
Stock-based compensation			157				157
Restricted stock unit vesting	—	—	(138)			138	—
Stock option exercises	77	—	64				64
Balances, December 31, 2017	198,572	$33	$2,445	$13,670	$19	$(6,325)	$9,842
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities
Net income	$2,448	$614	$1,276
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	—	(270)
Depreciation	410	388	354
Amortization	75	77	93
Stock-based compensation	157	115	109
Net realized capital gains	(14)	(96)	(146)
Provision (benefit) for deferred income taxes	132	(71)	(2)
Provision for doubtful accounts	20	39	61
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	406	(158)	(180)
Other assets	(582)	426	(872)
Benefits payable	105	(413)	501
Other liabilities	641	937	(129)
Unearned revenues	98	(84)	3
Other	155	162	70
Net cash provided by operating activities	4,051	1,936	868
Cash flows from investing activities
Acquisitions, net of cash acquired	(31)	(7)	(38)
Proceeds from sale of business	—	—	1,061
Purchases of property and equipment	(526)	(527)	(523)
Proceeds from sales of property and equipment	2	—	1
Purchases of investment securities	(6,265)	(6,566)	(6,739)
Maturities of investment securities	1,111	1,426	1,065
Proceeds from sales of investment securities	2,768	4,312	5,493
Net cash (used in) provided by investing activities	(2,941)	(1,362)	320
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	1,823	1,093	(296)
Proceeds from issuance of senior notes, net	1,779	—	—
(Repayments) proceeds from issuance of commercial paper, net	(153)	(2)	298
Repayment of long-term debt	(800)	—	—
Common stock repurchases	(3,365)	(104)	(385)
Dividends paid	(220)	(177)	(172)
Excess tax benefit from stock-based compensation	—	—	15
Change in book overdraft	(71)	(89)	(33)
Proceeds from stock option exercises and other, net	62	11	21
Net cash (used in) provided by financing activities	(945)	732	(552)
Increase in cash and cash equivalents	165	1,306	636
Cash and cash equivalents at beginning of year	3,877	2,571	1,935
Cash and cash equivalents at end of year	$4,042	$3,877	$2,571
Supplemental cash flow disclosures:
Interest payments	$216	$185	$187
Income tax payments, net	$1,498	$916	$1,179
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$31	$7	$38
Less: Fair value of liabilities assumed	—	—	—
Cash paid for acquired businesses, net of cash acquired	$31	$7	$38
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well‐being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in‐home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 79% of our total premiums and services revenue from contracts with the federal government in 2017, including 15% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.
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
Acquisition of a 40% Minority Interest in Kindred’s Homecare Business

On December 19, 2017, we announced that we have entered into a definitive agreement to acquire a 40% minority interest in the Kindred at Home Division (Kindred at Home) of Kindred Healthcare, Inc. (Kindred)(NYSE: KND), the nation’s largest home health provider and second largest hospice operator, for estimated cash consideration of approximately $800 million, including our share of transaction and related expenses, to facilitate a complete separation from the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital company). TPG Capital (TPG) and Welsh, Carson, Anderson & Stowe (WCAS), two private equity funds, collectively, the Sponsors, along with us are jointly creating a consortium to purchase all of the outstanding and issued securities of Kindred Healthcare, Inc. Immediately following the closing of that transaction, Kindred at Home and the Specialty Hospital company will be separated, with the result being that the Specialty Hospital Company will be owned by the Sponsors and Kindred at Home will be owned by a joint venture owned by the Sponsors and us. We will own 40% of Kindred at Home, with the remaining 60% owned by a new entity owned by TPG and WCAS.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the closing of the transaction, we will enter a shareholders agreement with the Sponsors that will provide for certain rights and obligations of each party concerning the newly formed joint venture that will own Kindred at Home. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture starting at the end of year three and ending at the end of year four following the closing. Consideration upon exercise of the put option per the agreement would be valued at an exit multiple of 10.5 times the preceding twelve months earnings before interest, income taxes, depreciation and amortization, or EBITDA, subject to certain adjustments. In addition, the multiple is subject to adjustment up to 11.5 times EBITDA based on the achievement of certain pre-defined value-based outcomes tied to clinical metrics. The 11.5 times EBITDA exit multiple is comparable to the valuation of our acquired interest in Kindred at Home. Finally, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning at the end of year four and ending at the end of year five following the closing for cash consideration using the same valuation methodology applicable to the previously discussed put option consideration.
The above transactions, which are anticipated to close in the summer of 2018, are subject to customary state and federal regulatory approvals, including approval by the stockholders of Kindred and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, as well as other customary closing conditions. We expect to fund the transaction through the use of parent company cash and will account for the minority investment under the equity method. The pending transaction did not have a material impact to earnings in 2017.
Sale of Closed Block of Commercial Long-Term Care Insurance Business
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care insurance policies. Based on the terms of the definitive agreement we expect to record a net loss associated with the sale of KMG of approximately $365 million. The estimated loss includes a pretax loss of approximately $780 million, offset by the expected tax benefit of approximately $415 million. We will fund the transaction with approximately $203 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale, which together should be more than offset by the estimated $415 million cash savings associated with the expected tax treatment of the sale. The KMG transaction is anticipated to close by the third quarter of 2018 subject to customary closing conditions, including South Carolina Department of Insurance approval. There can be no assurance we will obtain regulatory approvals needed to sell the business or do so under terms acceptable to us.
Workforce Optimization
During 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program. These programs impacted approximately 3,600 associates, or 7.8% of our workforce. As a result, we recorded charges of $148 million, or $0.64 per diluted common share. These charges are included with operating costs in the consolidated statements of income for the year ended December 31, 2017 and are included at the corporate level in the segment financial information in Note 17. Payments under these programs are made upon termination during the early retirement or severance pay period, beginning in the first quarter of 2018. We expect this liability to be primarily paid within the next 12 months and classified it as a current liability, included in our consolidated balance sheet in the trade accounts payable and accrued expenses line.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On July 21, 2016, the U.S. Department of Justice, or DOJ, and the attorneys general of certain U.S. jurisdictions filed a civil antitrust complaint in the U.S. District Court for the District of Columbia against us and Aetna, alleging that the Merger would violate Section 7 of the Clayton Antitrust Act and seeking a permanent injunction to prevent the Merger from being completed. On January 23, 2017, the Court ruled in favor of the DOJ and granted a permanent injunction of the proposed transaction. On February 14, 2017, we and Aetna agreed to mutually terminate the Merger Agreement, as our Board determined that an appeal of the Court's ruling would not be in the best interest of our stockholders. On February 16, 2017, under the terms of the Merger Agreement, we received a breakup fee of $1 billion from Aetna, which is included in our consolidated statement of income in the line captioned Merger termination fee and related costs, net. Prior period Merger related transaction costs, previously included in operating costs, have been reclassified to conform to the 2017 presentation.
Business Segment Reclassifications
During the first quarter of 2017, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes corresponding to those used by our chief operating decision maker to evaluate results of operations and our previously announced planned exit from the Individual Commercial medical business on January 1, 2018. Additionally, we renamed our Group segment to the Group and Specialty segment, and began presenting the Individual Commercial business results as a separate segment rather than as part of the Retail segment. Specialty health insurance benefits, including dental, vision, other supplemental health, and financial protection products, marketed to individuals are now included in the Group and Specialty segment. Specialty health insurance benefits marketed to employer groups continue to be included in the Group and Specialty segment. As a result of this realignment, our reportable segments now include Retail, Group and Specialty, Healthcare Services, and Individual Commercial. Prior period segment financial information has been recast to conform to the 2017 presentation. See Note 17 for recast segment financial information.
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
The Health Care Reform Law imposes an annual premium-based fee on health insurers for each calendar year beginning on or after January 1, 2014 which is not deductible for tax purposes. We are required to estimate a liability for the health insurer fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. We record the liability for the health insurer fee in trade accounts payable and accrued expenses and record the deferred cost in other current assets in our consolidated financial statements. We pay the health insurer fee in September of each year. The Consolidated Appropriations Act, 2016, enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurer fee. The Continuing Resolution bill, H.R. 195, enacted on January 22, 2018, included a one year suspension in 2019 of the health insurer fee, but the fee is scheduled to resume in calendar year 2020. See Note 7 for detail regarding amounts paid for the annual health insurer fee.
The Health Care Reform Law also established risk spreading premium stabilization programs effective January 1, 2014, with an annual open enrollment period. The risk spreading programs are applicable to certain of our commercial medical insurance products. In the aggregate, our commercial medical insurance products represented approximately

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13% of our total premiums and services revenue for the year ended December 31, 2017, a subset of which is subject to these programs. These programs, commonly referred to as the 3Rs, include a permanent risk adjustment program, a transitional reinsurance program, and a temporary risk corridors program designed to more evenly spread the financial risk borne by issuers and to mitigate the risk that issuers would have mispriced products. The transitional reinsurance and temporary risk corridors programs were only applicable for years 2014 through 2016. Policies issued prior to March 23, 2010 are considered grandfathered policies and are exempt from the 3Rs. Certain states have allowed non-grandfathered policies issued prior to January 1, 2014 to extend the date of required transition to policies compliant with the Health Care Reform Law to as late as 2017. Accordingly, such policies are exempt from the 3Rs until they transition to policies compliant with the Health Care Reform Law.
The permanent risk adjustment program adjusts the premiums that commercial individual and small group health insurance issuers receive based on the demographic factors and health status of each member as derived from current year medical diagnosis as reported throughout the year. This program transfers funds from lower risk plans to higher risk plans within similar plans in the same state. The risk adjustment program is applicable to commercial individual and small group health plans (except certain exempt and grandfathered plans as discussed above) operating both inside and outside of the health insurance exchanges established under the Health Care Reform Law. Effective January 1, 2018, we have exited our Individual Commercial medical business. Under the risk adjustment program, a risk score is assigned to each covered member to determine an average risk score at the individual and small group level by legal entity in a particular market in a state. Additionally, an average risk score is determined for the entire subject population for each market in each state. Settlements are determined on a net basis by legal entity and state. Each health insurance issuer’s average risk score is compared to the state’s average risk score. Plans with an average risk score below the state average will pay into a pool and health insurance issuers with an average risk score that is greater than the state average risk score will receive money from that pool. We generally rely on providers, including certain network providers who are our employees, to appropriately document all medical data, including the diagnosis codes submitted with claims, as the basis for our risk scores under the program. Our estimate of amounts receivable and/or payable under the risk adjustment program is based on our estimate of both our own and the state average risk scores. Assumptions used in these estimates include but are not limited to published third party studies and other publicly available data including regulatory plan filings, geographic considerations including our historical experience in markets we have participated in over a long period of time, member demographics (including age and gender for our members and other health insurance issuers), our pricing model, sales data for each metal tier (different metal tiers yield different risk scores), and the mix of previously underwritten membership as compared to new members in plans compliant with the Health Care Reform Law. We refine our estimates as new information becomes available, including additional data released by the Department of Health and Human Services, or HHS, regarding estimates of state average risk scores. Risk adjustment is subject to audit by HHS beginning with the 2015 coverage year, however, there were no payments associated with these audits for 2015 or 2016, the pilot years for the audits.
The temporary risk corridor program applied to individual and small group Qualified Health Plans (or substantially equivalent plans), or QHPs, as defined by HHS, operating both inside and outside of the exchanges. Accordingly, plans subject to risk adjustment that are not QHPs, including our small group health plans, were not subject to the risk corridor program. The risk corridor provisions were intended to limit issuer gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Allowable medical costs are adjusted for risk adjustment settlements, transitional reinsurance recoveries, and cost sharing reductions received from HHS. Variances from the target exceeding certain thresholds may result in HHS making additional payments to us or require us to refund HHS a portion of the premiums we received.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The transitional reinsurance program required us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans compliant with the Health Care Reform Law in the individual commercial market were eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we accounted for transitional reinsurance contributions associated with all commercial medical health plans other than these non-grandfathered individual plans as an assessment in operating costs in our consolidated statements of income. We accounted for contributions made by individual commercial plans compliant with the Health Care Reform Law, which were subject to recoveries, as ceded premiums (a reduction of premiums) and similarly we accounted for any recoveries as ceded benefits (a reduction of benefits expense) in our consolidated statements of income.
See Note 7 for detail regarding amounts recorded to the consolidated balance sheets related to the 3Rs.
In addition to the provisions discussed above, beginning in 2014, HHS paid us a portion of the health care costs for low-income individual members for which we assume no risk in accordance with the Health Care Reform Law. These cost subsidy payments ceased effective October 2017. We accounted for these subsidies as a deposit in our consolidated balance sheets and as a financing activity in our consolidated statements of cash flows. We did not recognize premiums revenue or benefits expense for these subsidies. Receipt and payment activity was accumulated at the state and legal entity level and recorded in our consolidated balance sheet in other current assets or trade accounts payable and accrued expenses depending on the state and legal entity balance at the end of the reporting period. We will be notified of final settlement amounts by June 30 of the year following the coverage year. For 2017, payments to HHS associated with cost sharing subsidies for which we did not assume risk were approximately $76 million, exceeding receipts of $32 million by $44 million. For 2016, payments to HHS associated with cost sharing subsidies for which we did not assume risk were approximately $373 million, exceeding receipts of $345 million by $28 million. For 2015, receipts from HHS associated with cost sharing subsidies for which we did not assume risk were approximately $478 million, exceeding payments of $409 million by $69 million.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2017, subsidy and discount reimbursements of $12.1 billion exceeded payments of $10.2 billion by $1.9 billion. For 2016, subsidy and discount reimbursements of $11.1 billion exceeded payments of $10.0 billion by $1.1 billion. For 2015, subsidy and discount payments of $8.9 billion exceeded reimbursements of $8.6 billion by $361 million. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Under our TRICARE contracts with the Department of Defense we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. We account for revenues under our contracts net of estimated health care costs similar to an administrative services fee only agreement. Our contracts include fixed administrative services fees and incentive fees and penalties. Administrative services fees are recognized as services are performed.
Our TRICARE members are served by both in-network and out-of-network providers in accordance with our contracts. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2017, health care cost reimbursements and payments were each approximately $3.4 billion, with reimbursements exceeding payments by $11 million for the year. For 2016, health care cost reimbursements and payments were each approximately $3.3 billion, with payments exceeding reimbursements by $25 million for the year. For 2015, health care cost reimbursements and payments were each approximately $3.3 billion with payments exceeding reimbursements by $4 million for the year.
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
Other Current Assets

Other current assets includes amounts associated with Medicare Part D as discussed above and in Note 6, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $1.2 billion at December 31, 2017 and $889 million at December 31, 2016.

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
As discussed further below, we early adopted the Financial Accounting Standards Board, or FASB, issued guidance simplifying the accounting for goodwill impairment. We use the one-step process to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. Impairment tests completed for 2017, 2016, and 2015 did not result in an impairment loss.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We reassess the profitability of our contracts for providing insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency reserve in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts without consideration of investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. Because the majority of our member contracts renew annually, we would not record a material premium deficiency reserve, except when unanticipated adverse events or changes in circumstances indicate otherwise. In the fourth quarter of 2015, we recognized a premium deficiency reserve of $176 million for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year and recorded a change in estimate of $208 million in the second quarter of 2016 associated with the 2016 coverage year as discussed in more detail in Note 7. As of December 31, 2016 and December 31, 2017, we had no remaining premium deficiency reserve.
We believe our benefits payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.
Future policy benefits payable
Future policy benefits payable include liabilities for long-duration insurance policies including long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on industry actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefits expense in the period the changes occur. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs. During 2016, we recorded a loss for a premium deficiency as discussed further in Note 18.
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
Income Taxes
We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. We also recognize the future tax benefits such as net operating and capital loss carryforwards as deferred tax assets. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future years’ tax expense may be increased or decreased by adjustments to the valuation allowance or to the estimated accrual for income taxes. Deferred tax assets and deferred tax liabilities are further adjusted for changes in the enacted tax rates.
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
Derivative Financial Instruments
On October 29, 2012, we acquired a noncontrolling equity interest in MCCI Holdings, LLC, or MCCI, a privately held Medical Services Organization, or MSO, headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. Our agreement with MCCI includes a put option that would allow the controlling interest holder to put their interest to us beginning in 2018 as well as a call option that would allow us to purchase the controlling interest beginning in 2021. Accordingly, we recorded the effects of the put and call option at fair value. Changes in the fair values during the years ended December 31, 2017, 2016, and 2015 were not material to our results of operations, financial condition, or cash flows.
At times, we may use interest-rate swap agreements to manage our exposure to interest rate risk. The differential between fixed and variable rates to be paid or received is accrued and recognized over the life of the agreements as adjustments to interest expense in the consolidated statements of income. We were not party to any interest-rate swap agreements in 2017, 2016, or 2015.
Related Party
As noted above, MCCI is a related party to Humana. In December 2015, we purchased a note receivable directly from a third-party bank syndicate related to the financing of MCCI's business and extended the exercise date of the put option to 2018 and the call option to 2021. The note receivable balance was $349 million and $314 million at December 31, 2017 and 2016, respectively, and was included with other long-term assets in our consolidated balance sheets. The note receivable bears interest at 10% annually, payable in quarterly installments, and matures in December 2020. We have also entered into a revolving note agreement providing a line of credit up to $55 million under which $18 million was outstanding at December 31, 2017, and we had no balance outstanding at December 31, 2016. The 2015 note purchase is included with purchases of investment securities in our consolidated statements of cash flows. The related interest income of $35 million and $30 million for 2017 and 2016, respectively, is included in investment income in our consolidated statements of income. The interest was accrued to the loan balance during 2017 and 2016 pursuant to the terms of the note. MCCI provides services to Humana Medicare Advantage members under capitation contracts with our health plans. Under these capitation agreements with Humana, MCCI assumes the financial risk associated with these Medicare Advantage members. We also have an outstanding advance to MCCI of approximately $3 million and $6 million at December 31, 2017 and 2016, respectively, with repayment terms tied to the performance

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the capitation agreements. We recognized benefits expense of approximately $1.1 billion in 2017, $1.1 billion in 2016 and $1.0 billion in 2015 under these capitation agreements with MCCI.
Stock-Based Compensation
We generally recognize stock-based compensation expense, as determined on the date of grant at fair value, on a straight-line basis over the period during which an employee is required to provide service in exchange for the award (the vesting period). In addition, for awards with both time and performance-based conditions, we generally recognize compensation expense on a straight line basis over the vesting period when it is probable that the performance condition will be achieved. However, prior to July 2, 2015, for awards granted to retirement eligible employees, compensation expense is recognized on a straight-line basis over the shorter of the requisite service period or the period from the date of grant to an employee’s eligible retirement date. For awards granted on or after July 2, 2015 to retirement eligible employees, we recognize expense on a straight-line basis over the service period (the vesting period). We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model. Prior to 2016 we reported certain tax effects of stock-based compensation as a financing activity rather than an operating activity in the consolidated statement of cash flows. In 2016, we prospectively applied the provisions of new guidance issued by the FASB related to the presentation of windfall tax benefits as cash flows from operating activities which resulted in reclassifying $20 million of cash flows from financing activities to operating activities for the three months ended March 31, 2016. We estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. A goodwill impairment charge would be recognized if the carrying amount of a reporting unit exceeds the estimated fair value of the reporting unit. The new guidance is effective beginning with annual and interim periods in 2020, with early adoption permitted, and is to be applied prospectively. We early adopted this new guidance in the fourth quarter of 2017 and it did not have an impact on our results of operations, financial condition, or cash flows.
Accounting Pronouncements Effective in Future Periods
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In May 2014, the FASB issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 98% of our consolidated external revenues for 2017, are not included in the scope of the new guidance. We adopted the new standard effective January 1, 2018, as allowed, using the modified retrospective approach. As the majority of or revenues are not subject to the new guidance and the remaining revenues’ accounting treatment did not materially differ from existing accounting treatment, the adoption of the new standard did not have a material impact on our consolidated results of operations, financial condition, cash flows, and disclosures.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.
3. ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc., or Concentra, to MJ Acquisition Corporation, a joint venture between Select Medical Holdings Corporation and Welsh, Carson, Anderson & Stowe, a private equity fund, for approximately $1,055 million in cash, excluding approximately $22 million of transaction costs. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $270 million which is reported as gain on sale of business in the accompanying consolidated statements of income for the year ended December 31, 2015. The accompanying consolidated statements of income include revenues related to Concentra of $411 million in 2015.
During 2017, 2016 and 2015, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2017, 2016, and 2015 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2017 and 2016, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$532	$1	$(2)	$531
Mortgage-backed securities	1,625	4	(19)	1,610
Tax-exempt municipal securities	3,884	33	(28)	3,889
Mortgage-backed securities:
Residential	26	—	—	26
Commercial	455	3	(2)	456
Asset-backed securities	407	1	—	408
Corporate debt securities	5,175	244	(37)	5,382
Total debt securities	$12,104	$286	$(88)	$12,302
December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$800	$1	$(15)	$786
Mortgage-backed securities	1,662	6	(31)	1,637
Tax-exempt municipal securities	3,358	15	(68)	3,305
Mortgage-backed securities:
Residential	9	—	—	9
Commercial	307	1	(4)	304
Asset-backed securities	160	—	—	160
Corporate debt securities	3,530	145	(78)	3,597
Total debt securities	$9,826	$168	$(196)	$9,798

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2017 and 2016, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$273	$(1)	$130	$(1)	$403	$(2)
Mortgage-backed securities	581	(2)	672	(17)	1,253	(19)
Tax-exempt municipal securities	1,590	(16)	661	(12)	2,251	(28)
Mortgage-backed securities:
Residential	20	—	3	—	23	—
Commercial	131	(1)	28	(1)	159	(2)
Asset-backed securities	107	—	10	—	117	—
Corporate debt securities	1,297	(10)	804	(27)	2,101	(37)
Total debt securities	$3,999	$(30)	$2,308	$(58)	$6,307	$(88)
December 31, 2016
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$697	$(15)	$3	$—	$700	$(15)
Mortgage-backed securities	1,528	(31)	3	—	1,531	(31)
Tax-exempt municipal securities	2,756	(67)	43	(1)	2,799	(68)
Mortgage-backed securities:
Residential	—	—	4	—	4	—
Commercial	182	(3)	24	(1)	206	(4)
Asset-backed securities	51	—	63	—	114	—
Corporate debt securities	1,544	(71)	69	(7)	1,613	(78)
Total debt securities	$6,758	$(187)	$209	$(9)	$6,967	$(196)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2017. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. At December 31, 2017, 6% of our tax-exempt municipal securities were pre-refunded, generally with U.S. government and agency securities. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for 49% of the tax-exempt municipals that were not pre-refunded in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for the remaining 51% of these municipals. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. In addition, 2% of our tax-exempt securities were insured by bond insurers and had an equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential mortgage back securities comprised approximately 93% of our agency mortgage-backed securities at December 31, 2017 and 99% at December 31, 2016.
The recoverability of our non-agency residential and commercial mortgage-backed securities is supported by factors such as seniority, underlying collateral characteristics and credit enhancements. These residential and commercial mortgage-backed securities at December 31, 2017 primarily were composed of senior tranches having high credit support, with over 99% of the collateral consisting of prime loans. The weighted average credit rating of all commercial mortgage-backed securities was AA+ at December 31, 2017.
The percentage of corporate securities associated with the financial services industry was 30% at December 31, 2017 and 23% at December 31, 2016.
Our unrealized loss from all securities was generated from approximately 900 positions out of a total of approximately 2,410 positions at December 31, 2017. All issuers of securities we own that were trading at an unrealized loss at December 31, 2017 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets than when the securities were purchased. At December 31, 2017, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2017.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
	(in millions)
Gross realized gains	$35	$120	$179
Gross realized losses	(21)	(24)	(33)
Net realized capital gains	$14	$96	$146
There were no material other-than-temporary impairments in 2017, 2016, or 2015.
The contractual maturities of debt securities available for sale at December 31, 2017, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$712	$711
Due after one year through five years	2,872	2,867
Due after five years through ten years	2,661	2,657
Due after ten years	3,346	3,567
Mortgage and asset-backed securities	2,513	2,500
Total debt securities	$12,104	$12,302

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2017 and 2016, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2017
Cash equivalents	$4,564	$4,564	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	531	—	531	—
Mortgage-backed securities	1,610	—	1,610	—
Tax-exempt municipal securities	3,889	—	3,889	—
Mortgage-backed securities:
Residential	26	—	26	—
Commercial	456	—	456	—
Asset-backed securities	408	—	408	—
Corporate debt securities	5,382	—	5,381	1
Total debt securities	12,302	—	12,301	1
Total invested assets	$16,866	$4,564	$12,301	$1
December 31, 2016
Cash equivalents	$3,654	$3,654	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	786	—	786	—
Mortgage-backed securities	1,637	—	1,637	—
Tax-exempt municipal securities	3,305	—	3,302	3
Mortgage-backed securities:
Residential	9	—	9	—
Commercial	304	—	304	—
Asset-backed securities	160	—	160	—
Corporate debt securities	3,597	—	3,593	4
Total debt securities	9,798	—	9,791	7
Total invested assets	$13,452	$3,654	$9,791	$7
There were no material transfers between Level 1 and Level 2 during 2017 or 2016.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 3 assets had a fair value of $1 million at December 31, 2017, or less than 0.1% of our total invested assets. During the years ended December 31, 2017, 2016, and 2015, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the years ended December 31,
	2017			2016			2015
	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total	Private Placements	Auction Rate Securities	Total
	(in millions)
Beginning balance at January 1	$4	$3	$7	$6	$5	$11	$24	$8	$32
Total gains or losses:
Realized in earnings	—	—	—	—	—	—	(1)	—	(1)
Unrealized in other comprehensive income	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—
Sales	(3)	—	(3)	—	—	—	(17)	(3)	(20)
Settlements	—	(3)	(3)	(2)	(2)	(4)	—	—	—
Balance at December 31	$1	$—	$1	$4	$3	$7	$6	$5	$11
Financial Liabilities
Our long-term debt, recorded at carrying value in our consolidated balance sheets, was $4,770 million at December 31, 2017 and $3,792 million at December 31, 2016. The fair value of our long-term debt was $5,191 million at December 31, 2017 and $4,004 million at December 31, 2016. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $150 million outstanding at December 31, 2017, compared to $300 million outstanding at December 31, 2016.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we completed our acquisitions of certain health and wellness related businesses during 2017, 2016, and 2015. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2017, 2016, or 2015.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. MEDICARE PART D
As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2017 and 2016. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	2017		2016
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$4	$101	$8	$1,001
Trade accounts payable and accrued expenses	(255)	(1,085)	(158)	(128)
Net current (liability) asset	(251)	(984)	(150)	$873
Other long-term liabilities	(28)	—	—	—
Total net (liability) asset	$(279)	$(984)	$(150)	$873
7. HEALTH CARE REFORM
We have exited our individual commercial medical business effective January 1, 2018. Operating results for our individual commercial medical business compliant with the Health Care Reform Law were challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. We took a number of actions in 2015 that we believed would improve the profitability of our individual commercial medical business in 2016. Despite these actions, the deterioration in the second half of 2015 claims experience together with 2016 open enrollment results that included the retention of many high-utilizing members for 2016 resulted in a probable future loss. As a result of our assessment in the fourth quarter of 2015 of the profitability of our individual commercial medical policies compliant with the Health Care Reform Law, we recorded in that quarter a provision for probable future losses (premium deficiency reserve) for the 2016 coverage year of $176 million in benefits payable in our consolidated balance sheet with a corresponding increase in benefits expense in our consolidated statement of income. In the second quarter of 2016, we increased the premium deficiency reserve for the 2016 coverage year and recorded a change in estimate of $208 million with a corresponding increase in benefits expense in our consolidated statement of income. During 2016, $384 million current period losses were applied to the premium deficiency reserve liability for the 2016 coverage year. At December 31, 2017 and 2016, we had no premium deficiency reserve.

On November 10, 2016, the U.S. Court of Federal Claims ruled in favor of the government in one of a series of cases filed by insurers, unrelated to us, against HHS to collect risk corridor payments, rejecting all of the insurer’s statutory, contract and Constitutional claims for payment. On November 18, 2016, HHS issued a memorandum indicating a significant funding shortfall for the 2015 coverage year, the second consecutive year of significant shortfalls. Given the successful challenge of the risk corridor provisions in court, Congressional inquiries into the funding of the risk corridor program, and significant funding shortfalls under the first two years of the program, during the fourth quarter of 2016 we wrote-off $583 million in risk corridor receivables outstanding as of September 30, 2016, including $415 million associated with the 2014 and 2015 coverage years. From inception of the risk corridor program through December 31, 2017, we collected approximately $39 million from CMS for risk corridor receivables associated with the 2014 coverage year funded by HHS in accordance with previous guidance, utilizing funds HHS collected from us and other carriers under the 2014 and 2015 risk corridor program. On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying consolidated balance sheets include the following amounts associated with the 3Rs at December 31, 2017 and December 31, 2016.

	2017			2016
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Corridor Settlement
	(in millions)
Prior Coverage Years
Premiums receivable	$—	$—	$—	$307	$—	$—
Other current assets	—	44	—	—	260	—
Trade accounts payable and accrued expenses	—	—	—	(117)	—	—
Net current asset	—	44	—	190	260	—
Other long-term assets	—	—	—	6	—	—
Total prior coverage years' net asset	—	44	—	196	260	—
Current Coverage Year
Premiums receivable	62	—	—	—	—	—
Trade accounts payable and accrued expenses	(80)	—	—	—	—	—
Net current liability	(18)	—	—	—	—	—
Other long-term assets	5	—	—	—	—	—
Total prior coverage years' net liability	(13)	—	—	—	—	—
Total net (liability) asset	$(13)	$44	$—	$196	$260	$—
Net collections under the 3Rs associated with prior coverage years were $440 million during 2017 and were $383 million during 2016. We expect to collect the remaining $44 million of reinsurance recoverables related to prior coverage years in 2018.
The annual health insurance industry fee was suspended for calendar year 2017, but has resumed for calendar year 2018. In 2016, we paid the federal government $916 million for the annual health insurance industry fee attributed to calendar year 2016, compared to $867 million in 2015, in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. The annual health insurance industry fee was also suspended for the calendar year 2019 and is scheduled to resume in calendar year 2020.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2017 and 2016.

	2017	2016
	(in millions)
Land	$20	$20
Buildings and leasehold improvements	713	681
Equipment	824	750
Computer software	2,003	1,744
	3,560	3,195
Accumulated depreciation	(1,976)	(1,690)
Property and equipment, net	$1,584	$1,505
Depreciation expense was $410 million in 2017, $388 million in 2016, and $354 million in 2015, including amortization expense for capitalized internally developed and purchased software of $287 million in 2017, $255 million in 2016, and $220 million in 2015.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2017 segment reclassification as discussed in Note 1. Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2017 and 2016 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2016	$1,059	$261	$1,945	$3,265
Acquisitions	—	—	7	7
Balance at December 31, 2016	1,059	261	1,952	3,272
Acquisitions	—	—	9	9
Balance at December 31, 2017	$1,059	$261	$1,961	$3,281
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2017 and 2016.

	Weighted Average Life	2017			2016
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.8 years	$566	$401	$165	$566	$347	$219
Trade names and technology	8.2 years	104	84	20	104	69	35
Provider contracts	11.9 years	68	30	38	51	29	22
Noncompetes and other	8.1 years	32	29	3	32	28	4
Total other intangible assets	9.7 years	$770	$544	$226	$753	$473	$280

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for other intangible assets was approximately $75 million in 2017, $77 million in 2016, and $93 million in 2015. The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,
2018	$64
2019	54
2020	52
2021	19
2022	16

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Balances at January 1	$4,563	$4,976	$4,475
Less: Premium deficiency reserve	—	(176)	—
Less: Reinsurance recoverables	(76)	(85)	(78)
Balances at January 1, net	4,487	4,715	4,397
Incurred related to:
Current year	44,001	45,318	44,397
Prior years	(483)	(582)	(236)
Total incurred	43,518	44,736	44,161
Paid related to:
Current year	(39,496)	(40,852)	(39,802)
Prior years	(3,911)	(4,112)	(4,041)
Total paid	(43,407)	(44,964)	(43,843)
Premium deficiency reserve	—	—	176
Reinsurance recoverable	70	76	85
Balances at December 31	$4,668	$4,563	$4,976
Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $483 million in 2017, $582 million in 2016, and $236 million in 2015. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2017, 2016, and 2015.

	Favorable Medical Claims Reserve Development
	2017	2016	2015

Retail Segment	$(386)	$(429)	$(248)
Group and Specialty Segment	(40)	(46)	(7)
Individual Commercial Segment	(56)	(106)	20
Other Businesses	(1)	(1)	(1)
Total	$(483)	$(582)	$(236)
The favorable medical claims reserve development for 2017, 2016, and 2015 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Favorable prior period development in 2017 and 2016 primarily resulted from our Medicare Advantage and individual commercial medical businesses. The favorable prior period development in 2015 was impacted primarily by lower financial claim recoveries due in part to our gradual implementation during 2014 of inpatient authorization review prior to admission

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as opposed to post adjudication, as well as higher than expected flu associated claims from the fourth quarter of 2014 and continued volatility in claims associated with individual commercial medical products.
Benefits expense excluded from the previous table was as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Premium deficiency reserve for short-duration policies	$—	$(176)	$176
Military services	—	8	12
Future policy benefits	(22)	439	(80)
Total	$(22)	$271	$108
In the fourth quarter of 2015, we recognized a premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year as discussed in more detail in Note 7.
Military services benefits expense for each year in the table above reflect expenses associated with our contracts with the Veterans Administration.
The higher benefits expense associated with future policy benefits payable during 2016 primarily relates to reserve strengthening for our closed block of long-term care insurance policies acquired in connection with the 2007 KMG acquisition as more fully described in Note 18. Benefits expense associated with future policy benefits payable in 2015 primarily reflects the release of reserves as individual commercial medical members transitioned to plans compliant with the Health Care Reform Law.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our segments as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2015 and 2016 is presented as supplementary information.
Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retail Segment
Activity in benefits payable for our Retail segment was as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Balances at January 1	$3,506	$3,600	$3,428
Less: Reinsurance recoverables	(76)	(85)	(78)
Balances at January 1, net	3,430	3,515	3,350
Incurred related to:
Current year	38,604	37,212	36,299
Prior years	(386)	(429)	(248)
Total incurred	38,218	36,783	36,051
Paid related to:
Current year	(34,781)	(33,784)	(32,874)
Prior years	(2,974)	(3,084)	(3,012)
Total paid	(37,755)	(36,868)	(35,886)
Reinsurance recoverable	70	76	85
Balances at December 31	$3,963	$3,506	$3,600
At December 31, 2017, benefits payable for our Retail segment included IBNR of approximately $2.5 billion, primarily associated with claims incurred in 2017. The cumulative number of reported claims as of December 31, 2017 was approximately 97.8 million for claims incurred in 2017, 96.0 million for claims incurred in 2016, and 93.9 million for claims incurred in 2015.
The following tables provide information about incurred and paid claims development for the Retail segment as of December 31, 2017, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2015 Unaudited	2016 Unaudited	2017
	(in millions)
2015	$36,299	$35,928	$35,877
2016		37,212	36,891
2017			38,604
Total			$111,372

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2015 Unaudited	2016 Unaudited	2017
	(in millions)
2015	$32,874	$35,918	$35,857
2016		33,784	36,841
2017			34,781
Total			$107,479
All outstanding benefit liabilities before 2015, net of reinsurance			N/A
Benefits payable, net of reinsurance			$3,893
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Balances at January 1	$579	$616	$603
Less: Reinsurance recoverables	—	—	—
Balances at January 1, net	579	616	603
Incurred related to:
Current year	5,403	5,271	5,377
Prior years	(40)	(46)	(7)
Total incurred	5,363	5,225	5,370
Paid related to:
Current year	(4,843)	(4,700)	(4,774)
Prior years	(531)	(562)	(583)
Total paid	(5,374)	(5,262)	(5,357)
Balances at December 31	$568	$579	$616
At December 31, 2017, benefits payable for our Group and Specialty segment included IBNR of approximately $500 million, primarily associated with claims incurred in 2017. The cumulative number of reported claims as of December 31, 2017 was approximately 10.6 million for claims incurred in 2017, 12.8 million for claims incurred in 2016, and 13.4 million for claims incurred in 2015.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide information about incurred and paid claims development for the Group and Specialty segment as of December 31, 2017, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2015 Unaudited	2016 Unaudited	2017
	(in millions)
2015	$5,377	$5,333	$5,333
2016		5,271	5,234
2017			5,403
Total			$15,970

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2015 Unaudited	2016 Unaudited	2017
	(in millions)
2015	$4,774	$5,327	$5,333
2016		4,700	5,226
2017			4,843
Total			$15,402
All outstanding benefit liabilities before 2015, net of reinsurance			N/A
Benefits payable, net of reinsurance			$568

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Individual Commercial Segment
Activity in benefits payable for our Individual Commercial segment, was as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Balances at January 1	$454	$741	$424
Less: Premium deficiency reserve	—	(176)	—
Balances at January 1, net	454	565	424
Incurred related to:
Current year	669	3,677	3,512
Prior years	(56)	(106)	20
Total incurred	613	3,571	3,532
Paid related to:
Current year	(583)	(3,233)	(2,966)
Prior years	(383)	(449)	(425)
Total paid	(966)	(3,682)	(3,391)
Premium deficiency reserve	—	—	176
Balances at December 31	$101	$454	$741
At December 31, 2017, benefits payable for our Individual Commercial segment included IBNR of approximately $85 million, primarily associated with claims incurred in 2017. The cumulative number of reported claims as of December 31, 2017 was approximately 2.2 million for claims incurred in 2017, 9.5 million for claims incurred in 2016, and 11.0 million for claims incurred in 2015.
The following tables provide information about incurred and paid claims development for the Individual Commercial segment as of December 31, 2017, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2015 Unaudited	2016 Unaudited	2017

2015	$3,512	$3,412	$3,412
2016		3,677	3,621
2017			669
Total			$7,702

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2015 Unaudited	2016 Unaudited	2017
	(in millions)
2015	$2,966	$3,400	$3,412
2016		3,233	3,606
2017			583
Total			$7,601
All outstanding benefit liabilities before 2015, net of reinsurance			N/A
Benefits payable, net of reinsurance			$101
Reconciliation to Consolidated
The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

December 31, 2017
Net outstanding liabilities
Retail	$3,893
Group and Specialty	568
Individual Commercial	101
Other insurance lines	36
Benefits payable, net of reinsurance	4,598
Reinsurance recoverable on unpaid claims
Retail	70
Group and Specialty	—
Individual Commercial	—
Other insurance lines	—
Total reinsurance recoverable on unpaid claims	70
Total benefits payable, gross	$4,668

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Current provision:
Federal	$1,324	$921	$1,067
States and Puerto Rico	116	88	90
Total current provision	1,440	1,009	1,157
Deferred expense (benefit)	132	(71)	(2)
Provision for income taxes	$1,572	$938	$1,155
The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2017, 2016 and 2015 due to the following:

	2017	2016	2015
	(in millions)
Income tax provision at federal statutory rate	$1,407	$543	$851
States, net of federal benefit, and Puerto Rico	80	41	44
Tax exempt investment income	(22)	(20)	(24)
Health insurer fee	—	336	314
Nondeductible executive compensation	36	30	18
Tax reform	133	—	—
Concentra sale	—	—	(67)
Other, net	(62)	8	19
Provision for income taxes	$1,572	$938	$1,155
The tax reform law enacted on December 22, 2017 (the "Tax Reform Law") reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018, and required a mandatory deemed repatriation of undistributed foreign earnings. The rate reduction required a remeasurement of our net deferred tax asset. These items resulted in an estimated increase in our 2017 tax provision of approximately $133 million, including approximately $10 million for the deemed repatriation tax imposed on the undistributed earnings of our Puerto Rico operations.
The provision for income taxes for 2017, 2016, and 2015 reflects a $36 million, $30 million, and $18 million, respectively, estimated impact from limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. We do not have material uncertain tax positions reflected in our consolidated balance sheets.
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal components of our net deferred tax balances at December 31, 2017 and 2016 were as follows:

	Assets (Liabilities)
	2017	2016
	(in millions)
Future policy benefits payable	$231	$355
Benefits payable	113	196
Compensation and other accrued expenses	138	153
Net operating loss carryforward	53	52
Deferred acquisition costs	48	72
Unearned revenues	12	18
Investment securities	—	12
Other	1	6
Total deferred income tax assets	596	864
Valuation allowance	(49)	(49)
Total deferred income tax assets, net of valuation allowance	547	815
Depreciable property and intangible assets	(237)	(363)
Prepaid expenses	(44)	(53)
Investment securities	(49)	—
Total deferred income tax liabilities	(330)	(416)
Total net deferred income tax assets	$217	$399
In November 2015, the FASB issued new guidance related to accounting for income taxes which changes the balance sheet classification of deferred taxes, requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position effective for us beginning with annual and interim periods in 2017. We elected to early adopt the guidance in 2015. All deferred tax liabilities and assets are classified as noncurrent in other long-term assets in our consolidated balance sheets at December 31, 2017 and 2016 to simplify their presentation.
At December 31, 2017, we had approximately $168 million of net operating losses to carry forward related to prior acquisitions and our Puerto Rico subsidiaries. These net operating loss carryforwards, if not used to offset future taxable income, will expire from 2018 through 2033. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $49 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover all deferred tax assets.
We file income tax returns in the United States and certain foreign jurisdictions. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2015 and prior years. Our 2016 tax return is in the post-filing review period under the Compliance Assurance Process, or CAP. Our 2017 tax return is under advance review by the IRS under CAP. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2014. We are not aware of any material adjustments that may be proposed.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEBT
The carrying value of long-term debt outstanding was as follows at December 31, 2017 and 2016:

	2017	2016
	(in millions)
Long-term debt:
Senior notes:
$500 million, 7.20% due June 15, 2018	$—	$501
$300 million, 6.30% due August 1, 2018	—	304
$400 million, 2.625% due October 1, 2019	399	398
$400 million, 2.50% due December 15, 2020	397	—
$400 million, 2.90% due December 15, 2022	396	—
$600 million, 3.15% due December 1, 2022	595	595
$600 million, 3.85% due October 1, 2024	595	595
$600 million, 3.95% due March 15, 2027	594	—
$250 million, 8.15% due June 15, 2038	263	264
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	396	—
Total long-term debt	$4,770	$3,792
Senior Notes
In December 2017, we issued $400 million of 2.50% senior notes due December 15, 2020 and $400 million of 2.90% senior notes due December 15, 2022. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of December 31, 2017, were $794 million. We used the net proceeds, together with available cash, to fund the redemption of our $300 million aggregate principal amount of 6.30% senior notes maturing in August 2018 and our $500 million aggregate principal amount of 7.20% senior notes maturing in June 2018 at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $829 million. We recognized a loss on extinguishment of debt of approximately $17 million in December 2017 for the redemption of these senior notes, which is included in interest expense in the consolidated statements of income.
In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 31, 2017, were $991 million. The net proceeds from these issuances are being used for general corporate purposes.
Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our senior notes contain a change of control provision that may require us to purchase the notes under certain circumstances.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement
In May 2017 we amended and restated our previous 5-year $1.0 billion unsecured revolving credit agreement expiring July 2018 with a 5-year $2.0 billion unsecured revolving credit agreement which expires May 2022. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110 basis points, varies depending on our credit ratings ranging from 91 to 150 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15 basis points, may fluctuate between 9 and 25 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $9.2 billion at December 31, 2017 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $9.8 billion and an actual leverage ratio of 1.0:1, as measured in accordance with the credit agreement as of December 31, 2017. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At December 31, 2017, we had no borrowings outstanding under the credit agreement and no letters of credit outstanding under the credit agreement. Accordingly, as of December 31, 2017, we had $2 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. On June 15, 2017, we increased the size of the commercial paper program to permit the issuance of the commercial notes with the aggregate face or principal amount outstanding under the program at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2017 was $500 million, with $150 million outstanding at December 31, 2017, compared to $300 million outstanding at December 31, 2016.
13. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $217 million in 2017, $196 million in 2016, and $188 million in 2015. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $248.07 on December 29, 2017, approximately 11% of the retirement and savings plan’s assets were invested in our common stock, or approximately 2.0 million shares, representing 2% of the shares outstanding as of December 31, 2017. At December 31, 2017, approximately 2.4 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.

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
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$145	$106	$99
Stock options	12	9	10
Total stock-based compensation expense	157	115	109
Tax benefit recognized	(32)	(20)	(26)
Stock-based compensation expense, net of tax	$125	$95	$83
Stock-based compensation expense for certain restricted stock in 2017 included a $29 million modification expense for certain awards.
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $68 million in 2017, $53 million in 2016, and $34 million in 2015. There was no capitalized stock-based compensation expense during these years.
At December 31, 2017, there were 14.6 million shares reserved for stock award plans. These reserved shares included giving effect to, under the 2011 Plan, 5.4 million shares of common stock available for future grants assuming all stock options were granted or 2.4 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests three years from the date of grant. Restricted stock granted on or after July 2, 2015, generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with return on invested capital and strategic membership growth. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $222.35 in 2017, $168.12 in 2016, and $165.26 in 2015. Activity for our restricted stock was as follows for the year ended December 31, 2017:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2016	2,492	$121.94
Granted	731	222.35
Vested	(1,386)	128.08
Forfeited	(184)	138.99
Nonvested restricted stock at December 31, 2017	1,653	$171.68
Approximately 19% of the nonvested restricted stock at December 31, 2017 included performance-based conditions.
The fair value of shares vested was $306 million during 2017, $253 million during 2016, and $153 million during 2015. Total compensation expense not yet recognized related to nonvested restricted stock was $133 million at December 31, 2017. We expect to recognize this compensation expense over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock once vested.
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
The weighted-average fair value of each option granted during 2017, 2016, and 2015 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2017	2016	2015
Weighted-average fair value at grant date	$49.81	$37.12	$36.91
Expected option life (years)	4.1 years	4.2 years	4.2 years
Expected volatility	27.1%	27.6%	27.4%
Risk-free interest rate at grant date	2.0%	1.1%	1.4%
Dividend yield	0.7%	0.7%	0.7%
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
Activity for our option plans was as follows for the year ended December 31, 2017:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2016	1,022	$143.04
Granted	358	218.06
Exercised	(492)	128.34
Forfeited	(25)	182.46
Options outstanding at December 31, 2017	863	$181.44
Options exercisable at December 31, 2017	182	$137.54
As of December 31, 2017, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $57 million, and a weighted-average remaining contractual term of 5.0 years. As of December 31, 2017, exercisable stock options had an aggregate intrinsic value of $20 million, and a weighted-average remaining contractual term of 3.5 years. The total intrinsic value of stock options exercised during 2017 was $44 million, compared with $18 million during 2016 and $28 million during 2015. Cash received from stock option exercises totaled $63 million in 2017, $14 million in 2016, and $23 million in 2015.
Total compensation expense not yet recognized related to nonvested options was $18 million at December 31, 2017. We expect to recognize this compensation expense over a weighted-average period of approximately 1.8 years.
14. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$2,448	$614	$1,276
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	144,493	149,375	149,455
Dilutive effect of:
Employee stock options	172	219	192
Restricted stock	920	1,323	1,495
Shares used to compute diluted earnings per common share	145,585	150,917	151,142
Basic earnings per common share	$16.94	$4.11	$8.54
Diluted earnings per common share	$16.81	$4.07	$8.44
Number of antidilutive stock options and restricted stock awards excluded from computation	539	748	415

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2015, 2016, and 2017 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2015	$1.14	$170
2016	$1.16	$172
2017	$1.49	$216
On November 2, 2017, the Board declared a cash dividend of $0.40 per share that was paid on January 26, 2018 to stockholders of record on December 29, 2017, for an aggregate amount of $55 million. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
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
On February 16, 2017, we entered into an accelerated share repurchase agreement, the February 2017 ASR, with Goldman, Sachs & Co. LLC, or Goldman Sachs, to repurchase $1.5 billion of our common stock as part of the $2.25 billion share repurchase program referred to above. On February 22, 2017, we made a payment of $1.5 billion to Goldman Sachs from available cash on hand and received an initial delivery of 5.83 million shares of our common stock from Goldman Sachs based on the then current market price of Humana common stock. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $1.2 billion increase in treasury stock, which reflected the value of the initial 5.83 million shares received upon initial settlement, and a $300 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the February 2017 ASR. Upon settlement of the February 2017 ASR on August 28, 2017, we received an additional 0.84 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the agreement of $224.81, bringing the total shares received under this program to 6.67 million. In addition, upon settlement we reclassified the $300 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock. Subsequent to settlement of the February 2017 ASR, we repurchased an additional 3.04 million shares in the open market, utilizing the remaining $750 million of the $2.25 billion authorization prior to expiration.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions, including pursuant to accelerated share repurchase agreements with investment banks, subject to certain regulatory restrictions on volume, pricing, and timing.
On December 21, 2017, we entered into an accelerated stock repurchase agreement, the December 2017 ASR, with Bank of America, N.A., or BofA, to repurchase $1.0 billion of our common stock as part of the $3.0 billion share repurchase program authorized on December 14, 2017. On December 22, 2017, we made a payment of $1.0 billion to BofA from available cash on hand and received an initial delivery of 3.28 million shares of our common stock from BofA based on the then current market price of Humana common stock. The payment to BofA was recorded as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 3.28 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by BofA pending final settlement of the December 2017 ASR. The final number of shares that we may receive, or be required to remit, under the agreement will be determined based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the agreement. Final settlement under the December 2017 ASR is expected to occur by the end of the first quarter of 2018. The agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms upon certain specified events, the circumstances generally under which final settlement may be accelerated or extended or the agreement may be terminated early by BofA or Humana, and various acknowledgements and representations made by the parties to each other. At final settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from BofA or we may be required to make a payment. If we are obligated to make payment, we may elect to satisfy such obligation in cash or shares of our common stock.
Our remaining repurchase authorization was approximately $2.0 billion as of February 16, 2018, excluding the $200 million pending final settlement of our December 22, 2017 ASR.

Excluding shares acquired in connection with employee stock plans as well as 0.36 million shares received in March 2015 upon final settlement of our 2014 accelerated share repurchase agreement, for which no cash was paid during the period, share repurchases were as follows during the years ended December 31, 2017, 2016 and 2015. Excluding shares acquired in connection with employee stock plans, there were no share repurchases in 2016.

		2017		2016		2015
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
September 2014	$2,000	—	$—	—	$—	1.85	$329
February 2017	2,250	9.71	2,250	—	—	—	—
December 2017	3,000	3.28	800	—	—	—	—
Total repurchases		12.99	$3,050	—	$—	1.85	$329
In connection with employee stock plans, we acquired 0.5 million common shares for $115 million in 2017, 0.6 million common shares for $104 million in 2016, and 0.3 million common shares for $56 million in 2015.

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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $8.0 billion and $7.7 billion as of December 31, 2017 and 2016, respectively, which exceeded aggregate minimum regulatory requirements of $4.8 billion in both years. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2018 is approximately $1.1 billion in the aggregate. This compares to dividends that were paid to our parent company in 2017 of approximately $1.4 billion. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
16. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Leases
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2046. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Rent expense	$204	$179	$201
Sublease rental income	(33)	(26)	(25)
Net rent expense	$171	$153	$176
Future annual minimum payments due subsequent to December 31, 2017 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in millions)
For the years ending December 31,:
2018	$152	$(14)	$138
2019	129	(13)	116
2020	89	(10)	79
2021	58	(8)	50
2022	39	(7)	32
Thereafter	52	(51)	1
Total	$519	$(103)	$416

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $226 million in 2018, $150 million in 2019, $38 million in 2020, $8 million in 2021, and $7 million thereafter. Purchase obligations exclude agreements that are cancelable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017, we were not involved in any SPE transactions.
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
Government Contracts
Our Medicare products, which accounted for approximately 78% of our total premiums and services revenue for the year ended December 31, 2017, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2018, and all of our product offerings filed with CMS for 2018 have been approved.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition,

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.
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
Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For Service business which we used to represent a proxy of the FFS Adjuster which has not yet been released. We based our accrual of estimated audit settlements for each contract year on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. We report the results of these internal contract level audits to CMS, including identified overpayments, if any. However, as indicated, we are awaiting additional guidance from CMS regarding the FFS Adjuster. Accordingly, we cannot determine whether such RADV audits will have a material adverse effect on our results of operations, financial position, or cash flows.
In addition, as part of our internal compliance efforts, we routinely perform ordinary course reviews of our internal business processes related to, among other things, our risk coding and data submissions in connection with the risk-adjustment model. These reviews may also result in the identification of errors and the submission of corrections to CMS, that may, either individually or in the aggregate, be material. As such, these ordinary course reviews may have a material adverse effect on our results of operations, financial position, or cash flows.

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
Our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2017, primarily consisted of the T3 TRICARE South Region contract. The 5-year T3 South Region contract expired on December 31, 2017. On July 21, 2016, we were notified by the Defense Health Agency, or DHA, that we were awarded the contract for the new TRICARE T2017 East Region. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately six million TRICARE beneficiaries, with delivery of health care services commencing on January 1, 2018. The T2017 East contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the year ended December 31, 2017. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program. We previously had an Integrated Care Program Medicaid contract in Illinois, and a stand-alone dual eligible demonstration program in Virginia, both of which terminated at December 31, 2017.
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
Legal Proceedings and Certain Regulatory Matters
Florida Matters
On January 6, 2012, the Civil Division of the United States Attorney’s Office for the Southern District of Florida advised us that it is seeking documents and information from us and several of our affiliates relating to several matters including the coding of medical claims by one or more South Florida medical providers, and loans to physician practices. On May 1, 2014, the U.S. Attorney's Office filed a Notice of Non-Intervention in connection with a civil qui tam suit related to one of these matters captioned United States of America ex rel. Olivia Graves v. Plaza Medical Centers, et al., and the Court ordered the complaint unsealed. All parties to the lawsuit and the United States have executed a settlement agreement to settle the plaintiff’s claims for damages and penalties, with Humana paying an amount that is not material to our results of operations, and the court has closed the case.
As previously disclosed, the Civil Division of the United States Department of Justice provided us with an information request in December 2014, separate from but related to the Plaza Medical matter, concerning our Medicare Part C risk adjustment practices. The request relates to our oversight and submission of risk adjustment data generated by providers in our Medicare Advantage network, including the providers identified in the now settled Plaza Medical matter, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by us, including medical record reviews conducted as part of our data and payment accuracy compliance efforts, the use of health and well-being assessments, and our fraud detection efforts. We believe that this request for information is in connection with a wider review of Medicare Risk Adjustment generally that includes a number of Medicare Advantage plans, providers and vendors. We continue to cooperate with and voluntarily respond to the information

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requests from the Department of Justice and the U.S. Attorney’s Office. These matters are expected to result in additional qui tam litigation.
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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of December 31, 2017. We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate and payment disputes, including disputes over reimbursement rates required by statute, general contractual matters, intellectual property matters, and challenges to subrogation practices. For example, a number of hospitals and other providers have asserted that, under their network provider contracts, we are not entitled to reduce Medicare Advantage payments to these providers in connection with changes in Medicare payment systems and in accordance with the Balanced Budget and Emergency Deficit Control Act of 1985, as amended (commonly referred to as “sequestration”). Those challenges have led and could lead to arbitration demands or other litigation. Also, under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The outcome of any current or future litigation or governmental or internal investigations, including the matters described above and other ordinary course reviews of our internal business processes, cannot be accurately predicted, nor can we predict any resulting judgments, penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities or as a result of actions by third parties. Nevertheless, it is reasonably possible that any such outcome of litigation, investigations, internal reviews, judgments, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows, and may also affect our reputation.

17. SEGMENT INFORMATION
During the first quarter of 2017, we realigned certain of our businesses among our reportable segments to correspond with internal management reporting changes corresponding to those used by our chief operating decision maker to evaluate results of operations and our previously announced planned exit from the Individual Commercial medical business on January 1, 2018. Additionally, we renamed our Group segment to the Group and Specialty segment, and began presenting the Individual Commercial business results as a separate segment rather than as part of the Retail segment. Specialty health insurance benefits, including dental, vision, other supplemental health, and financial protection products, marketed to individuals are now included in the Group and Specialty segment. Specialty health insurance benefits marketed to employer groups continue to be included in the Group and Specialty segment. As a result of this realignment, our reportable segments now include Retail, Group and Specialty, Healthcare Services, and Individual Commercial. Prior period segment financial information has been recast to conform to the 2017 presentation.
We manage our business with four reportable segments: Retail, Group and Specialty, Healthcare Services, and Individual Commercial. In addition, the Other Businesses category includes businesses that are not individually reportable because they do not meet the quantitative thresholds required by generally accepted accounting principles. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits, and financial protection products, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and capabilities to promote wellness and advance population health. The Individual Commercial segment consists of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $13.5 billion in 2017, $13.4 billion in 2016, and $12.3 billion in 2015. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $107 million in 2017, $111 million in 2016, and $92 million in 2015.
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

Our segment results were as follows for the years ended December 31, 2017, 2016, and 2015:

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2017
Revenues—external customers
Premiums:
Individual Medicare Advantage	$32,720	$—	$—	$—	$—	$—	$32,720
Group Medicare Advantage	5,155	—	—	—	—	—	5,155
Medicare stand-alone PDP	3,702	—	—	—	—	—	3,702
Total Medicare	41,577	—	—	—	—	—	41,577
Fully-insured	478	5,462	—	947	—	—	6,887
Specialty	—	1,310	—	—	—	—	1,310
Medicaid and other	2,571	—	—	—	35	—	2,606
Total premiums	44,626	6,772	—	947	35	—	52,380
Services revenue:
Provider	—	—	258	—	—	—	258
ASO and other	10	626	—	—	8	—	644
Pharmacy	—	—	80	—	—	—	80
Total services revenue	10	626	338	—	8	—	982
Total revenues—external customers	44,636	7,398	338	947	43	—	53,362
Intersegment revenues
Services	—	20	17,293	—	—	(17,313)	—
Products	—	—	6,292	—	—	(6,292)	—
Total intersegment revenues	—	20	23,585	—	—	(23,605)	—
Investment income	90	31	35	4	87	158	405
Total revenues	44,726	7,449	23,958	951	130	(23,447)	53,767
Operating expenses:
Benefits	38,218	5,363	—	544	131	(760)	43,496
Operating costs	4,292	1,590	22,848	201	12	(22,376)	6,567
Merger termination fee and related costs, net	—	—	—	—	—	(936)	(936)
Depreciation and amortization	238	84	143	13	—	(100)	378
Total operating expenses	42,748	7,037	22,991	758	143	(24,172)	49,505
Income (loss) from operations	1,978	412	967	193	(13)	725	4,262
Interest expense	—	—	—	—	—	242	242
Income (loss) before income taxes	$1,978	$412	$967	$193	$(13)	$483	$4,020
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, was approximately 79% for 2017, compared to 75% for 2016, and 73% for 2015.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2016
Revenues—external customers
Premiums:
Individual Medicare Advantage	$31,863	$—	$—	$—	$—	$—	$31,863
Group Medicare Advantage	4,283	—	—	—	—	—	4,283
Medicare stand-alone PDP	4,009	—	—	—	—	—	4,009
Total Medicare	40,155	—	—	—	—	—	40,155
Fully-insured	428	5,405	—	3,064	—	—	8,897
Specialty	—	1,279	—	—	—	—	1,279
Medicaid and other	2,640	12	—	—	38	—	2,690
Total premiums	43,223	6,696	—	3,064	38	—	53,021
Services revenue:
Provider	—	—	278	—	—	—	278
ASO and other	6	643	1	—	10	—	660
Pharmacy	—	—	31	—	—	—	31
Total services revenue	6	643	310	—	10	—	969
Total revenues—external customers	43,229	7,339	310	3,064	48	—	53,990
Intersegment revenues
Services	—	22	18,979	—	—	(19,001)	—
Products	—	—	5,993	—	—	(5,993)	—
Total intersegment revenues	—	22	24,972	—	—	(24,994)	—
Investment income	90	25	30	5	66	173	389
Total revenues	43,319	7,386	25,312	3,069	114	(24,821)	54,379
Operating expenses:
Benefits	36,783	5,233	—	3,301	617	(927)	45,007
Operating costs	4,650	1,727	24,073	601	16	(23,894)	7,173
Merger termination fee and related costs, net	—	—	—	—	—	104	104
Depreciation and amortization	196	82	143	36	1	(104)	354
Total operating expenses	41,629	7,042	24,216	3,938	634	(24,821)	52,638
Income (loss) from operations	1,690	344	1,096	(869)	(520)	—	1,741
Interest expense	—	—	—	—	—	189	189
Income (loss) before income taxes	$1,690	$344	$1,096	$(869)	$(520)	$(189)	$1,552
Premiums revenue for our Individual Commercial segment for 2016 includes a reduction of $583 million associated with the write-off of commercial risk corridor receivables as discussed more fully in Note 7.
Benefits expense for Other Businesses for 2016 includes $505 million for reserve strengthening associated with our closed block of long-term care insurance policies as discussed more fully in Note 18.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2015
Revenues—external customers
Premiums:
Individual Medicare Advantage	$29,526	$—	$—	$—	$—	$—	$29,526
Group Medicare Advantage	5,588	—	—	—	—	—	5,588
Medicare stand-alone PDP	3,846	—	—	—	—	—	3,846
Total Medicare	38,960	—	—	—	—	—	38,960
Fully-insured	304	5,493	—	3,939	—	—	9,736
Specialty	—	1,316	—	—	—	—	1,316
Medicaid and other	2,341	21	—	—	35	—	2,397
Total premiums	41,605	6,830	—	3,939	35	—	52,409
Services revenue:
Provider	—	—	695	—	—	—	695
ASO and other	8	658	1	—	14	—	681
Pharmacy	—	—	30	—	—	—	30
Total services revenue	8	658	726	—	14	—	1,406
Total revenues—external customers	41,613	7,488	726	3,939	49	—	53,815
Intersegment revenues
Services	—	20	18,127	—	—	(18,147)	—
Products	—	—	4,923	—	—	(4,923)	—
Total intersegment revenues	—	20	23,050	—	—	(23,070)	—
Investment income	122	34	—	4	76	238	474
Total revenues	41,735	7,542	23,776	3,943	125	(22,832)	54,289
Operating expenses:
Benefits	36,052	5,382	—	3,589	87	(841)	44,269
Operating costs	4,267	1,755	22,598	756	14	(22,095)	7,295
Merger termination fee and related costs, net	—	—	—	—	—	23	23
Depreciation and amortization	157	84	156	31	—	(73)	355
Total operating expenses	40,476	7,221	22,754	4,376	101	(22,986)	51,942
Income (loss) from operations	1,259	321	1,022	(433)	24	154	2,347
Gain on sale of business	—	—	—	—	—	270	270
Interest expense	—	—	—	—	—	186	186
Income (loss) before income taxes	$1,259	$321	$1,022	$(433)	$24	$238	$2,431
Benefits expense for the Individual Commercial segment for 2015 includes $176 million for a provision for probable future losses (premium deficiency) for individual commercial medical business compliant with the Health Care Reform Law for the 2016 coverage year as discussed more fully in Note 7.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS
Premiums associated with our long-duration insurance products accounted for less than 1% of our consolidated premiums and services revenue for the year ended December 31, 2017. We use long-duration accounting for products such as long-term care, life insurance, annuities, and certain health and other supplemental policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned.
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
The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2017 and 2016.

	2017		2016
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in millions)
Other long-term assets	$103	$—	$119	$—
Trade accounts payable and accrued expenses	—	(56)	—	(62)
Long-term liabilities	—	(2,923)	—	(2,834)
Total asset (liability)	$103	$(2,979)	$119	$(2,896)
In addition, future policy benefits payable include amounts of $199 million at December 31, 2017 and $201 million at December 31, 2016 which are subject to 100% coinsurance agreements as more fully described in Note 19.
Benefit expense reflects a net reduction of $22 million in 2017, a net increase of $439 million in 2016 and a net reduction of $80 million in 2015. All three years include the effect of the release of reserves as Individual Commercial medical members transitioned to plans compliant with the Health Care Reform Law. In addition, 2016 reflects the net change of $505 million associated with our closed block of long-term care insurance policies discussed further below. Amortization of deferred acquisition costs included in operating costs was $71 million in 2017, $67 million in 2016, and $63 million in 2015, which includes the effect of accelerating deferred acquisition amortization costs of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers.
Future policy benefits payable include $2.3 billion at December 31, 2017 and $2.2 billion at December 31, 2016 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. Future policy benefits payable includes amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was a $168 million additional liability at December 31, 2017 and $77 million additional liability at December 31, 2016. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.

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
During 2016, we recorded a loss for a premium deficiency. The premium deficiency was based on current and anticipated experience that had deteriorated from our locked-in assumptions from the previous December 31, 2013 loss recognition date, particularly as they related to emerging experience indicating longer claims duration, a prolonged lower interest rate environment, and an increase in policyholder life expectancies. Based on this deterioration, we determined that our existing future policy benefits payable, together with the present value of future gross premiums, associated with our closed block of long-term care insurance policies were not adequate to provide for future policy benefits and maintenance costs under these policies; therefore we unlocked and modified our assumptions based on current expectations. Accordingly, during 2016 we recorded $505 million of additional benefits expense, with a corresponding increase in future policy benefits payable of $659 million partially offset by a related reinsurance recoverable of $154 million included in other long-term assets. During 2017, we performed loss recognition testing comparing our existing future policy benefits payable with the present value of future gross premiums associated with our closed block of long-term care insurance policies and determined that no premium deficiency existed at December 31, 2017.
Deferred acquisition costs included $3 million and $16 million associated with our individual commercial medical policies at December 31, 2017 and December 31, 2016, respectively. Future policy benefits payable associated with our individual commercial medical policies were $19 million at December 31, 2017 and $86 million at December 31, 2016. The decline in deferred acquisition costs and future policy benefits payable primarily reflects the effect of existing previously underwritten members transitioning to policies compliant with the Health Care Reform Law with us and other carriers.
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG to CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, KIC, includes our closed block of non-strategic commercial long-term care insurance policies. For a detailed discussion refer to Note 2.
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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used to determine future policy benefits payable as detailed in Note 2. Excluding reinsurance associated with the Health Care Reform Law discussed in Note 2, reinsurance recoverables, included in other current and long-term assets, were $824 million at December 31, 2017 and $822 million at December 31, 2016. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately 33% at December 31, 2017 and approximately 34% at December 31, 2016. Premiums ceded were $969 million in 2017, $842 million in 2016 and $821 million in 2015. Benefits ceded were $844 million in 2017, $767 million in 2016, and $666 million in 2015. Ceded premium and benefits reflect a July 1, 2014 amendment ceding all risk under a Medicaid contract to a third party reinsurer.
We evaluate the financial condition of these reinsurers on a regular basis. These reinsurers are well-known and well-established, as evidenced by the strong financial ratings at December 31, 2017 presented below:

Reinsurer	Total Recoverable	A.M. Best Rating at December 31, 2017
	(in millions)
Munich American Reassurance Company	$259	A+ (superior)
Protective Life Insurance Company	181	A+ (superior)
Westport Insurance Corporation, a Swiss Re Corporation subsidiary	134	A+ (superior)
General Re Life Corporation, a Berkshire Hathaway subsidiary	133	A++ (superior)
All others	117	A+ to A- (superior to excellent)
	$824
The all other category represents 18 reinsurers with individual balances less than $71 million. Three of these reinsurers with recoverables of $87 million are subject to trust or funds withheld accounts, requiring amounts at least equal to the total recoverable from each of these reinsurers.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.:

We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP (signed)
Louisville, Kentucky
February 16, 2018

We have served as the Company’s auditor since 1968.

Humana Inc.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)
A summary of our quarterly unaudited results of operations for the years ended December 31, 2017 and 2016 follows:

	2017
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$13,762	$13,534	$13,282	$13,189
Income before income taxes	1,689	1,042	799	490
Net income	1,115	650	499	184
Basic earnings per common share (1)	$7.54	$4.49	$3.46	$1.30
Diluted earnings per common share (1)	$7.49	$4.46	$3.44	$1.29

	2016
	First	Second	Third	Fourth (2)(3)
	(in millions, except per share results)
Total revenues	$13,800	$14,007	$13,694	$12,878
Income (loss) before income taxes	500	636	902	(486)
Net income (loss)	254	311	450	(401)
Basic earnings (loss) per common share	$1.70	$2.08	$3.01	$(2.68)
Diluted earnings (loss) per common share (1)	$1.68	$2.06	$2.98	$(2.68)

(1)
The calculation of earnings per common share is based on the weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year. For 2017, the sum of quarterly amounts do not equal full year results due to share repurchases throughout the year including two different accelerated share repurchase programs. In addition, for 2016, the sum of quarterly amounts do not equal full year results due to the anti-dilutive impact of a loss in the fourth quarter. The loss position in the fourth quarter required the use of basic weighted-average common shares outstanding in the calculation of diluted loss per share.

(2)
The fourth quarter of 2016 includes an expense of $505 million ($318 million after tax, or $2.11 per diluted common share) for reserve strengthening associated with our closed block of long-term care insurance policies.

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
Based on our evaluation as of December 31, 2017, we as the principal executive officer and the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 138.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Bruce D. Broussard
President and Chief Executive Officer (Principal Executive Officer)
Brian A. Kane
Chief Financial Officer (Principal Financial Officer)
Cynthia H. Zipperle
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.
Executive Officers of the Registrant
Set forth below are names and ages of all of our current executive officers as of February 1, 2018, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	55	President and Chief Executive Officer, Director	12/11	(1)

Roy A. Beveridge, M.D.	60	Chief Medical Officer	06/13	(2)

Beth Bierbower	59	Segment President, Group Business	03/17	(3)

Jody L. Bilney	56	Chief Consumer Officer	04/13	(4)

Sam Deshpande	54	Chief Risk Officer	07/17	(5)

William Fleming, PharmD	50	Segment President, Healthcare Services	03/17	(6)

Christopher H. Hunter	49	Chief Strategy Officer	01/14	(7)

Timothy S. Huval	51	Chief Human Resources Officer	12/12	(8)

Brian A. Kane	45	Chief Financial Officer	06/14	(9)

Brian P. LeClaire	57	Chief Information Officer	08/11	(10)

Heidi S. Margulis	64	Chief Corporate Affairs Officer	12/95	(11)

Christopher M. Todoroff	55	Chief Legal Counsel	08/08	(12)

Alan Wheatley	50	Segment President, Retail	03/17	(13)

Cynthia H. Zipperle	55	Senior Vice President and Chief Accounting Officer	12/14	(14)

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

(2)
Dr. Beveridge currently serves as Chief Medical Officer, having held this position since joining the Company in June 2013. Prior to joining the Company, Dr. Beveridge served as Chief Medical Officer for McKesson Specialty Health from December 2010 until June 2013. Prior to McKesson’s acquisition of US Oncology, Dr. Beveridge served as the Executive Vice President and Medical Director at US Oncology from September 2009 through December 2010.

(3)
Ms. Bierbower currently serves as Segment President, Group Business, having held this position since March 2017. Prior to that, she served as the Segment President, Employer Group, and also previously led the Company’s Specialty Benefits area, including dental, vision, life, disability and workplace voluntary benefits. Ms. Bierbower joined the Company in 2001.

(4)
Ms. Bilney currently serves as Chief Consumer Officer, having held this position since joining the Company in April 2013. Prior to joining the Company, Ms. Bilney served as Executive Vice President and Chief Brand Officer for Bloomin’ Brands, Inc. from 2006 until April 2013.

(5)
Mr. Deshpande currently serves as Chief Risk Officer, having held this position since joining the Company in July 2017. Before joining Humana, Mr. Deshpande spent 17 years at Capital One in key leadership positions, most recently as Business Chief Risk Officer for the U.S. and international card business. He previously served as the Business Chief Risk Officer and Head of Enterprise Services for the Financial Services Division, responsible for Business Risk, Data Science, Data Quality, Process Excellence and Project Management. He also led marketing and analysis for the Home Loans, Auto Finance, and Credit Card businesses, with responsibilities for business strategy, credit, product and marketing.

(6)
Mr. Fleming currently serves as Segment President, Healthcare Services, where he is responsible for Humana’s clinical and pharmacy businesses that service all Humana segments, having held this position since March of 2017. Prior to that, he served as President of the Company’s pharmacy business. Mr. Fleming joined the Company in 1994.

(7)
Mr. Hunter currently serves as Chief Strategy Officer, having held this position since joining the Company in January 2014. Prior to joining the Company, Mr. Hunter served as President of Provider Markets at The TriZetto Group, Inc. from July 2012 until December 2013, and as Senior Vice President, Emerging Markets at BlueCross BlueShield of Tennessee from 2009 through July 2012. While at BlueCross BlueShield of Tennessee, Mr. Hunter was simultaneously President and Chief Executive Officer of Onlife Health, a national health and wellness subsidiary of BlueCross BlueShield of Tennessee.

(8)
Mr. Huval currently serves as Chief Human Resources Officer, having been elected to this position in December 2012. Prior to joining the Company, Mr. Huval spent 10 years at Bank of America in multiple senior-level roles, including Human Resources executive and Chief Information Officer for Global Wealth & Investment Management, as well as Human Resources executive for both Global Treasury Services and Technology & Global Operations.

(9)
Mr. Kane currently serves as Chief Financial Officer, having been elected to this position in June 2014. Prior to joining the Company, Mr. Kane spent nearly 17 years at Goldman, Sachs & Co. As a managing director, he was responsible for client relationships as well as for leading strategic and financing transactions for a number of companies in multiple industries.

(10)
Mr. LeClaire currently serves as Chief Information Officer, having held this position since January 2014. Prior to that, he served as Senior Vice President and Chief Service and Information Officer from August 2011 to January 2014, and as Chief Technology Officer from 2002 to August 2011. Mr. LeClaire joined the Company in August 1999.

(11)
Ms. Margulis currently serves as Chief Corporate Affairs Officer, leading strategy development and execution for Humana's state and federal government relations, advocacy and public policy initiatives, including strategic alliance relationships in national and key local markets. Ms. Margulis joined the Company in November 1985, and has held her current position since December 2014.

(12)
Mr. Todoroff currently serves as Chief Legal Officer, having held this position since August 2008. Prior to joining the Company, Mr. Todoroff served as Vice President, Senior Corporate Counsel and Corporate Secretary for Aetna Inc. from 2006 through July 2008. Mr. Todoroff joined Aetna’s Legal Department in 1995 and held various positions of increasing responsibility.

(13)
Mr. Wheatley currently serves as Segment President, Retail, having held this position since March 2017. During his 25-year career with the Company, Mr. Wheatley has served in a number of key leadership roles, including Vice President of Medicare Service Operations and President of the East Region, one of the Company’s key Medicare geographies.

(14)
Mrs. Zipperle currently serves as Senior Vice President, Chief Accounting Officer, having held this position since December 2014. Mrs. Zipperle previously served as the Vice President - Finance from January 2013 until her election to her current role, and as the Assistant Controller from January 1998 until January 2013.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.
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
Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018 appearing under the caption “Corporate Governance – Audit Committee” of such Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018 appearing under the captions “Corporate Governance – Organization & Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Compensation Discussion and Analysis,” “Organization & Compensation Committee Report,” and “Executive Compensation” of such Proxy Statement.
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

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2017 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	863,128	$181.436	5,467,598	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	863,128	$181.436	5,467,598

(1)	The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 13.

(2)
The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.

(3)
Of the number listed above, 2,387,597 can be issued as restricted stock at December 31, 2017 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan).

The information under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018, is herein incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Independent Directors” of such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2018 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015

	Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015
All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

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

2.3
Termination letter dated as of February 14, 2017, by and among Humana Inc., Aetna Inc., Echo Merger Sub, Inc. and Echo Merger Sub LLC (incorporated herein by reference to Exhibit 10.1 to Humana Inc.'s Current Report on Form 8-K filed on February 15, 2017).

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

(b)
Humana Inc. Amended and Restated By-Laws of Humana Inc., effective as of December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 14, 2017).

4(a)
Indenture, dates as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-05975).

(b)
First Supplemental Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-05975).

(c)
Second Supplemental Indenture, dated as of May 31, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on May 31, 2006, File No.001-05975).

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

(f)
Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006, Req. No. 333-132878).

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

(m)
Tenth Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017.

(n)
Eleventh Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017.

(o)
Twelfth Supplemental Indenture, dated December 21, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on December 21, 2017.

(p)
Thirteenth Supplemental Indenture, dated December 21, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on December 21, 2017.

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

(c)*
Humana Inc. Executive Management Incentive Compensation Plan, as amended and restated February 21, 2008 (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 24, 2008).

(d)*	Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s current report on Form 8-K filed on February 24, 2014).

(e)*
Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05975).

(f)*
The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(g)*	Humana Inc. Executive Severance Policy (incorporated herein by reference to Exhibit 10.2 to Humana Inc.'s current report on Form 8-K filed on November 22, 2017).

(h)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(i)*
Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 18, 2011).

(j)*
Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-05975).

(k)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(l)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(m)* **
Form of Company’s Restricted Stock Unit Agreement with Time/Performance Vesting and Agreement not to Compete or Solicit, under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(t) to Humana Inc.’s Annual Report on Form 10-K/A filed on January 30, 2014).

(n)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Solicit under the 2011 Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10(o) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(o)*
Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013.

(p)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Solicit under the 2011 Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10(q) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(q)
Five-Year $2 Billion Amended and Restated Credit Agreement , dated as of May 22, 2017, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., PNC Bank, National Association, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, and J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets, Inc., PNC Capital Markets LLC, U.S. Bank National Association, and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on May 22, 2017).

(r)
Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(s)
Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(t)
Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(u)
Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(v)
Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(w)
Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(x)
Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-05975).

(y)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(z)*
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

(dd)*
Amendment to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated July 2, 2015 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on July 9, 2015).

(ee)*
Agreement between the United States Department of Defense and Humana Military Healthcare Services, Inc., a wholly owned subsidiary of Humana Inc., dated as March 3, 2011 (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K filed on February 24, 2012).

(ff)**
Form of Amendment to Change of Control Agreement between Humana Inc. and various executive officers (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on February 24, 2014).

(gg)*	Humana Inc. Change in Control Policy (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on November 22, 2017).

(hh)*
Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 7, 2014).

(ii)
Master Confirmation by and between Humana Inc. and Goldman, Sachs & Co., dated February 22, 2017 (incorporated herein by reference to Humana Inc.’s current report on Form 8-K filed on February 27, 2017).

(jj)
Master Confirmation by and between Humana Inc. and Bank of America, N.A., dated December 21, 2017 (incorporated herein by reference to Humana Inc.’s current report on Form 8-K filed on December 22, 2017).

(kk)
Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(ll)*
Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(mm)*
Voluntary Release and Separation Agreement, dated as of April 1, 2017, by and between Humana Inc. and James E. Murray (incorporated herein by reference to Humana Inc.’s current report on Form 8-K filed on April 3, 2017).

(nn)†
Form of Company's Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K filed on February 16, 2018).

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

101
The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2017, 2016, and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*Exhibits 10(a) through and including 10(p), and Exhibits 10(y) through and including 10(dd), as well as 10(ff),10(gg), 10(kk), 10(ll) and 10(mm) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$383	$1,710
Investment securities	305	300
Receivable from operating subsidiaries	1,042	1,136
Other current assets	245	122
Total current assets	1,975	3,268
Property and equipment, net	1,091	1,086
Investments in subsidiaries	16,810	15,276
Other long-term assets	426	374
Total assets	$20,302	$20,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$4,311	$4,107
Current portion of notes payable to operating subsidiaries	28	28
Book overdraft	41	38
Short-term borrowings	150	300
Other current liabilities	896	708
Total current liabilities	5,426	5,181
Long-term debt	4,770	3,792
Notes payable to operating subsidiaries	9	9
Other long-term liabilities	255	337
Total liabilities	10,460	9,319
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,572,458 shares issued at December 31, 2017 and 198,495,007 shares issued at December 31, 2016	33	33
Capital in excess of par value	2,445	2,562
Retained earnings	13,670	11,454
Accumulated other comprehensive income (loss)	19	(66)
Treasury stock, at cost, 60,893,762 shares at December 31, 2017 and 49,189,811 shares at December 31, 2016	(6,325)	(3,298)
Total stockholders’ equity	9,842	10,685
Total liabilities and stockholders’ equity	$20,302	$20,004

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,864	$1,683	$1,469
Investment and other income, net	57	42	5
	1,921	1,725	1,474
Expenses:
Operating costs	1,801	1,519	1,347
Merger termination fee and related costs, net	(936)	104	23
Depreciation	332	302	252
Interest	243	189	186
	1,440	2,114	1,808
Income (loss) before gain on sale of business, income taxes and equity in net earnings of subsidiaries	481	(389)	(334)
Gain on sale of business	—	—	270
Income (loss) before income taxes and equity in net earnings of subsidiaries	481	(389)	(64)
Provision (benefit) for income taxes	61	(107)	(70)
Income (loss) before equity in net earnings of subsidiaries	420	(282)	6
Equity in net earnings of subsidiaries	2,028	896	1,270
Net income	$2,448	$614	$1,276

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Net income	$2,448	$614	$1,276
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	149	(101)	(114)
Effect of income taxes	(55)	38	42
Total change in unrealized investment gains/losses, net of tax	94	(63)	(72)
Reclassification adjustment for net realized gains included in investment income	(14)	(96)	(146)
Effect of income taxes	5	35	53
Total reclassification adjustment, net of tax	(9)	(61)	(93)
Other comprehensive income (loss), net of tax	85	(124)	(165)
Comprehensive income	$2,533	$490	$1,111
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Net cash provided by operating activities	$2,423	$1,848	$953
Cash flows from investing activities:
Proceeds from sale of business	—	—	1,055
Capital contributions to operating subsidiaries	(695)	(895)	(833)
Purchases of investment securities	(53)	(151)	(507)
Proceeds from sale of investment securities	—	25	18
Maturities of investment securities	51	143	108
Purchases of property and equipment, net	(359)	(382)	(378)
Net cash used in investing activities	(1,056)	(1,260)	(537)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	1,779	—	—
(Repayments) proceeds from issuance of commercial paper, net	(153)	(2)	298
Repayment of long-term debt	(800)	—	—
Change in book overdraft	3	5	(16)
Common stock repurchases	(3,365)	(104)	(385)
Dividends paid	(220)	(177)	(172)
Tax benefit from stock-based compensation	—	—	15
Proceeds from stock option exercises and other	62	11	22
Net cash used in financing activities	(2,694)	(267)	(238)
(Decrease) increase in cash and cash equivalents	(1,327)	321	178
Cash and cash equivalents at beginning of year	1,710	1,389	1,211
Cash and cash equivalents at end of year	$383	$1,710	$1,389
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
Related Party
Refer to Note 2 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of our related party transactions. A related party note receivable is included with other long-term assets in our condensed balance sheet at December 31, 2017 and December 31, 2016 in the amount of $349 million and $314 million, respectively. We have also entered into a revolving note agreement providing a line of credit up to $55 million under which $18 million was outstanding at December 31, 2017, and we had no balance outstanding at December 31, 2016. The related interest income of $35 million and $30 million for 2017 and 2016, respectively, is included in investment and other income in our condensed statements of income.
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.4 billion in 2017, $763 million in 2016, and $493 million in 2015.
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
Notes Payable to Operating Subsidiaries
We borrowed funds from certain subsidiaries with notes generally collateralized by real estate. These notes, which have various payment and maturity terms, bear interest ranging from 2.14% to 6.65% and are payable in 2018 and 2019. We recorded interest expense of $1 million related to these notes for each of the years ended December 31, 2017, 2016 and 2015.

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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $8.0 billion and $7.7 billion as of December 31, 2017 and 2016, respectively, which exceeded aggregate minimum regulatory requirements of $4.8 billion in both years. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2018 is approximately $1.1 billion in the aggregate. This compares to dividends that were paid to our parent company in 2017 of approximately $1.4 billion. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
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
4. ACQUISITIONS AND DIVESTITURES
Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of certain acquisitions and divestitures. On June 1, 2015, we completed the sale of our wholly owned subsidiary, Concentra Inc. During 2017, 2016 and 2015, we funded certain non-regulated subsidiary acquisitions with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.
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

Humana Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016, and 2015
(in millions)

			Additions
	Balance at Beginning of Period	Acquired/(Disposed) Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2017	$118	$—	$20	$(10)	$(32)	$96
2016	101	—	39	19	(41)	118
2015	137	(39)	61	(7)	(51)	101
Deferred tax asset valuation allowance:
2017	(49)	—	—	—	—	(49)
2016	(42)	—	(7)	—	—	(49)
2015	(48)	—	6	—	—	(42)

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

HUMANA INC.

By:	/s/ BRIAN A. KANE
Brian A. Kane
Chief Financial Officer (Principal Financial Officer)

Date:	February 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. KANE	Chief Financial Officer (Principal Financial Officer)	February 16, 2018
Brian A. Kane

/s/ CYNTHIA H. ZIPPERLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018
Cynthia H. Zipperle

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 16, 2018
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 16, 2018
Kurt J. Hilzinger

/s/ FRANK BISIGNANO	Director	February 16, 2018
Frank Bisignano

/s/ KAREN DESALVO MD, MPH, MSc	Director	February 16, 2018
Karen DeSalvo, MD, MPH, MSc

/s/ FRANK A. D’AMELIO	Director	February 16, 2018
Frank A. D’Amelio

/s/ W. ROY DUNBAR	Director	February 16, 2018
W. Roy Dunbar

/s/ DAVID A. JONES, JR.	Director	February 16, 2018
David A. Jones, Jr.

/s/ WILLIAM J. MCDONALD	Director	February 16, 2018
William J. McDonald

/s/ WILLIAM E. MITCHELL	Director	February 16, 2018
William E. Mitchell

/s/ DAVID B. NASH, M.D.	Director	February 16, 2018
David B. Nash, M.D.

/s/ JAMES J. O’BRIEN	Director	February 16, 2018
James J. O’Brien

/s/ MARISSA T. PETERSON	Director	February 16, 2018
Marissa T. Peterson