Form 10-Q
period 2018-03-31
HUMANA INC
filed 2018-05-02
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2018
$0.16 2/3 par value	137,682,171 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2018

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,855	$4,042
Investment securities	9,742	9,557
Receivables, less allowance for doubtful accounts of $87 in 2018 and $96 in 2017	1,276	854
Other current assets	4,059	2,949
Total current assets	23,932	17,402
Property and equipment, net	1,595	1,584
Long-term investment securities	2,361	2,745
Goodwill	3,760	3,281
Other long-term assets	1,805	2,166
Total assets	$33,453	$27,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,961	$4,668
Trade accounts payable and accrued expenses	6,266	4,069
Book overdraft	124	141
Unearned revenues	3,706	378
Short-term debt	398	150
Total current liabilities	15,455	9,406
Long-term debt	4,772	4,770
Future policy benefits payable	2,842	2,923
Other long-term liabilities	303	237
Total liabilities	23,372	17,336
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,585,156 shares issued at March 31, 2018 and 198,572,458 shares issued at December 31, 2017	33	33
Capital in excess of par value	2,626	2,445
Retained earnings	14,086	13,670
Accumulated other comprehensive (loss) income	(154)	19
Treasury stock, at cost, 60,902,985 shares at March 31, 2018 and 60,893,762 shares at December 31, 2017	(6,510)	(6,325)
Total stockholders’ equity	10,081	9,842
Total liabilities and stockholders’ equity	$33,453	$27,178
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in millions, except per share results)
Revenues:
Premiums	$13,811	$13,398
Services	327	253
Investment income	141	111
Total revenues	14,279	13,762
Operating expenses:
Benefits	11,670	11,326
Operating costs	1,749	1,553
Merger termination fee and related costs, net	—	(947)
Depreciation and amortization	100	92
Total operating expenses	13,519	12,024
Income from operations	760	1,738
Interest expense	53	49
Income before income taxes	707	1,689
Provision for income taxes	216	574
Net income	$491	$1,115
Basic earnings per common share	$3.56	$7.54
Diluted earnings per common share	$3.53	$7.49
Dividends declared per common share	$0.50	$0.40
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in millions)
Net income	$491	$1,115
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(203)	38
Effect of income taxes	52	(14)
Total change in unrealized investment gains/losses, net of tax	(151)	24
Reclassification adjustment for net realized gains included in investment income	(29)	(26)
Effect of income taxes	7	10
Total reclassification adjustment, net of tax	(22)	(16)
Other comprehensive (loss) income, net of tax	(173)	8
Comprehensive income	$318	$1,123
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$491	$1,115
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(29)	(26)
Stock-based compensation	35	26
Depreciation	109	100
Other intangible amortization	30	18
Provision for deferred income taxes	83	29
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(422)	(558)
Other assets	(1,164)	(415)
Benefits payable	293	198
Other liabilities	885	542
Unearned revenues	3,328	3,140
Other, net	47	36
Net cash provided by operating activities	3,686	4,205
Cash flows from investing activities
Acquisitions, net of cash acquired	(169)	(7)
Purchases of property and equipment	(134)	(122)
Purchases of investment securities	(1,711)	(1,876)
Maturities of investment securities	217	284
Proceeds from sales of investment securities	1,392	795
Net cash used in investing activities	(405)	(926)
Cash flows from financing activities
Receipts from contract deposits, net	1,401	1,730
Proceeds from issuance of senior notes, net	—	991
Proceeds from issuance of commercial paper, net	245	169
Change in book overdraft	(17)	(34)
Common stock repurchases	(51)	(1,574)
Dividends paid	(57)	(47)
Proceeds from stock option exercises and other	11	34
Net cash provided by financing activities	1,532	1,269
Increase in cash and cash equivalents	4,813	4,548
Cash and cash equivalents at beginning of period	4,042	3,877
Cash and cash equivalents at end of period	$8,855	$8,425
Supplemental cash flow disclosures:
Interest payments	$22	$10
Income tax payments (refunds), net	$4	$(4)
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2017, that was filed with the Securities and Exchange Commission, or the SEC, on February 16, 2018. We refer to the Form 10-K as the “2017 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, future policy benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2017 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Acquisition of a 40% Minority Interest in Kindred’s Homecare Business

On December 19, 2017, we announced that we entered into a definitive agreement to acquire a 40% minority interest in the Kindred at Home Division, or Kindred at Home, of Kindred Healthcare, Inc., or Kindred, for estimated cash consideration of approximately $800 million, including our share of transaction and related expenses, to facilitate a complete separation from the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital company). TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, collectively, the Sponsors, along with us are jointly creating a consortium to purchase all of the outstanding and issued securities of Kindred. Immediately following the closing of that transaction, Kindred at Home and the Specialty Hospital company will be separated, with the result being that the Specialty Hospital Company will be owned by the Sponsors and Kindred at Home will be owned by a joint venture owned by the Sponsors and us. We will own 40% of Kindred at Home, with the remaining 60% owned by a new entity owned by TPG and WCAS.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The above transactions, which are anticipated to close in the summer of 2018, are subject to customary state and federal regulatory approvals, as well as other customary closing conditions. On April 5, 2018, Kindred's stockholders approved the transaction. We expect to fund the transaction through the use of parent company cash and will account for the minority investment under the equity method.
Acquisition of a 40% Minority Interest in Curo Health Services
On April 23, 2018, we, along with the same Kindred at Home sponsors, TPG and WCAS, collectively referred to as the "Consortium," entered into a definitive agreement to acquire privately held Curo Health Services, or Curo, one of the nations' leading hospice operators providing care to patients at 245 locations in 22 states. The Consortium is purchasing Curo for approximately $1.4 billion, and at the closing of the transaction, we will have a 40% minority interest. The Curo transaction, which is anticipated to close during the summer of 2018, is subject to customary state and federal regulatory approvals as well as other customary closing conditions. The Curo transaction is not conditioned upon the closing of the Consortium’s separate acquisition of Kindred at Home and is expected to occur after the closing of Kindred at Home. Upon the closing of these transactions, the Consortium intends to merge Curo with the hospice business of Kindred at Home.
Sale of Closed Block of Commercial Long-Term Care Insurance Business
On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care insurance policies. Based on the terms of the definitive agreement we expect to record a net loss associated with the sale of KMG of approximately $350 million. The estimated loss includes a pretax loss of approximately $760 million, offset by the expected tax benefit of approximately $410 million. We will fund the transaction with approximately $203 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale, which together should be more than offset by the estimated $410 million cash savings associated with the expected tax treatment of the sale. The KMG transaction is anticipated to close by the third quarter of 2018 subject to customary closing conditions, including South Carolina Department of Insurance approval. There can be no assurance we will obtain regulatory approvals needed to sell the business or do so under terms acceptable to us.
Workforce Optimization
During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program. These programs impacted approximately 3,600 associates, or 7.8%, of our workforce in 2017. As a result, in 2017 we recorded charges of $148 million, or $0.64 per diluted common share. At December 31, 2017, $140 million was classified as a current liability, included in our condensed consolidated balance sheet in the trade accounts payable and accrued expenses line. Payments under these programs are being made upon termination during the early retirement or severance pay period. The remaining workforce optimization liability at March 31, 2018 was $94 million and is expected to be paid in 2018.
Aetna Merger
On February 16, 2017, under the terms of the Agreement and Plan of Merger, or Merger Agreement, with Aetna Inc., and certain wholly owned subsidiaries of Aetna Inc., which we collectively refer to as Aetna, we received a breakup fee of $1 billion from Aetna, which is included in our consolidated statement of income in the line captioned "Merger termination fee and related costs, net."
Revenue Recognition
Our revenues include premium and service revenues. Service revenues include administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

as services are provided. For more information about our revenues, refer to Note 2 to the consolidated financial statements included in our 2017 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. See Note 15 for disaggregation of revenue by segment and type.
At March 31, 2018, accounts receivable related to services were $162 million. For the three months ended March 31, 2018, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at March 31, 2018.
For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further revenue expected to be recognized in any future year related to remaining performance obligations was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations was not material.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 98% of our consolidated external revenues for the three months ended March 31, 2018, are not included in the scope of the new guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective approach. As the majority of our revenues are not subject to the new guidance and the remaining revenues’ accounting treatment did not materially differ from pre-existing accounting treatment, the adoption of the new standard did not have a material impact on our consolidated results of operations, financial condition, cash flows, or related disclosures.

In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new guidance is effective for us beginning with annual and interim periods in 2019, with earlier adoption permitted. We are in the process of reconciling the population of lease agreements and other arrangements that may contain embedded leases for purposes of adopting the new standard. While we expect to record significant leased assets and corresponding lease obligations based on our existing population of individual leases, we continue to evaluate the impact on our results of operations, financial position and cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act.  The new guidance is effective for us beginning January 1, 2019, with early adoption permitted.  We early adopted this guidance in the first quarter of 2018 and it did not have a material impact on our results of operations, financial condition or cash flows.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.
3. ACQUISITIONS AND DIVESTITURES
On March 1, 2018 we acquired the remaining equity interest in MCCI Holdings, LLC, or MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million. This resulted in a preliminary purchase price allocation to goodwill of $479 million, other intangible assets of $80 million, and net tangible assets of $27 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 8 years. Goodwill and other intangible assets are amortizable as deductible expenses for tax purposes. The purchase price allocation is preliminary, subject to completion of valuation analyses, including for example, refining assumptions used to calculate the fair value of intangible assets.
On April 10, 2018, we acquired Family Physicians Group, or FPG, for cash considerations of approximately $190 million. FPG is one of the largest at-risk providers serving Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. The acquisition of FPG advances our strategy of helping physicians and clinicians evolve from treating health episodically to managing health holistically. This acquisition is not expected to have a material impact on our results of operations, financial condition, or cash flows.
During 2018 and 2017, we acquired other health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2018 and 2017 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2018 and December 31, 2017, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$505	$1	$(5)	$501
Mortgage-backed securities	2,308	—	(56)	2,252
Tax-exempt municipal securities	3,549	6	(61)	3,494
Mortgage-backed securities:
Residential	24	—	(1)	23
Commercial	580	—	(11)	569
Asset-backed securities	554	1	(1)	554
Corporate debt securities	4,693	131	(114)	4,710
Total debt securities	$12,213	$139	$(249)	$12,103

December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$532	$1	$(2)	$531
Mortgage-backed securities	1,625	4	(19)	1,610
Tax-exempt municipal securities	3,884	33	(28)	3,889
Mortgage-backed securities:
Residential	26	—	—	26
Commercial	455	3	(2)	456
Asset-backed securities	407	1	—	408
Corporate debt securities	5,175	244	(37)	5,382
Total debt securities	$12,104	$286	$(88)	$12,302

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2018 and December 31, 2017, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$362	$(2)	$129	$(3)	$491	$(5)
Mortgage-backed securities	1,489	(28)	638	(28)	2,127	(56)
Tax-exempt municipal securities	2,409	(41)	621	(20)	3,030	(61)
Mortgage-backed securities:
Residential	18	—	3	(1)	21	(1)
Commercial	451	(10)	28	(1)	479	(11)
Asset-backed securities	162	(1)	7	—	169	(1)
Corporate debt securities	2,431	(60)	761	(54)	3,192	(114)
Total debt securities	$7,322	$(142)	$2,187	$(107)	$9,509	$(249)

December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$273	$(1)	$130	$(1)	$403	$(2)
Mortgage-backed securities	581	(2)	672	(17)	1,253	(19)
Tax-exempt municipal securities	1,590	(16)	661	(12)	2,251	(28)
Mortgage-backed securities:
Residential	20	—	3	—	23	—
Commercial	131	(1)	28	(1)	159	(2)
Asset-backed securities	107	—	10	—	117	—
Corporate debt securities	1,297	(10)	804	(27)	2,101	(37)
Total debt securities	$3,999	$(30)	$2,308	$(58)	$6,307	$(88)
Approximately 99% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at March 31, 2018. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. In addition, 2% of our tax-exempt securities were insured by bond insurers and had an

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 1,410 positions out of a total of approximately 2,230 positions at March 31, 2018. All issuers of securities we own that were trading at an unrealized loss at March 31, 2018 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At March 31, 2018, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2018.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in millions)
Gross realized gains	$32	$27
Gross realized losses	(3)	(1)
Net realized capital gains	$29	$26
There were no material other-than-temporary impairments for the three months ended March 31, 2018 or 2017.
The contractual maturities of debt securities available for sale at March 31, 2018, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$856	$854
Due after one year through five years	2,846	2,803
Due after five years through ten years	2,317	2,247
Due after ten years	2,728	2,801
Mortgage and asset-backed securities	3,466	3,398
Total debt securities	$12,213	$12,103

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2018 and December 31, 2017, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2018
Cash equivalents	$4,346	$4,346	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	501	—	501	—
Mortgage-backed securities	2,252	—	2,252	—
Tax-exempt municipal securities	3,494	—	3,494	—
Mortgage-backed securities:
Residential	23	—	23	—
Commercial	569	—	569	—
Asset-backed securities	554	—	554	—
Corporate debt securities	4,710	—	4,709	1
Total debt securities	12,103	—	12,102	1
Total invested assets	$16,449	$4,346	$12,102	$1

December 31, 2017
Cash equivalents	$4,564	$4,564	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	531	—	531	—
Mortgage-backed securities	1,610	—	1,610	—
Tax-exempt municipal securities	3,889	—	3,889	—
Mortgage-backed securities:
Residential	26	—	26	—
Commercial	456	—	456	—
Asset-backed securities	408	—	408	—
Corporate debt securities	5,382	—	5,381	1
Total debt securities	12,302	—	12,301	1
Total invested assets	$16,866	$4,564	$12,301	$1

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or 2017.
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $4,772 million at March 31, 2018 and $4,770 million at December 31, 2017. The fair value of our senior notes debt was $4,944 million at March 31, 2018 and $5,191 million at December 31, 2017. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $398 million as of March 31, 2018 and $150 million as of December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we acquired MCCI, FPG, and other health and wellness related businesses during 2018 and 2017. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2018 or 2017.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2017 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2018 and December 31, 2017. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	March 31, 2018		December 31, 2017
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$5	$79	$4	$101
Trade accounts payable and accrued expenses	(240)	(2,509)	(255)	(1,085)
Net current liability	(235)	(2,430)	(251)	(984)
Other long-term assets	33	—	—	—
Other long-term liabilities	(78)	—	(28)	—
Net long-term liability	(45)	—	(28)	—
Total net liability	$(280)	$(2,430)	$(279)	$(984)

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization programs effective January 1, 2014, including a permanent risk adjustment program and temporary risk corridor and reinsurance programs, which we collectively refer to as the 3Rs. The 3Rs, applicable to certain of our commercial medical insurance products, are further discussed in Note 2 to our 2017 Form 10-K. The temporary programs were only applicable for years 2014 through 2016. As a result of our exit from our individual commercial medical business effective January 1, 2018, the permanent risk adjustment program is currently only applicable to our commercial small group health insurance business.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016.

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Adjustment Settlement	Reinsurance Recoverables
	(in millions)
Prior Coverage Years
Premiums receivable	$65	$—	$62	$—
Other current assets	—	—	—	44
Trade accounts payable and accrued expenses	(79)	—	(80)	—
Net current (liability) asset	(14)	—	(18)	44
Other long-term assets	—	—	5	—
Total prior coverage years' net (liability) asset	(14)	—	(13)	44
Current Coverage Year
Other long-term assets	1	—	—	—
Other long-term liabilities	(11)	—	—	—
Net long-term liability	(10)	—	—	—
Total 2018 coverage year net liability	(10)	—	—	—
Total net (liability) asset	$(24)	$—	$(13)	$44
Net collections under the 3R's associated with prior coverage years were $46 million during the three months ended March 31, 2018 and were $62 million during the three months ended March 31, 2017.
In September 2018, we expect to pay the federal government $1.05 billion for our portion of the annual health insurance industry fee attributed to calendar year 2018 in accordance with the Health Care Reform Law. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. Each year on January 1, except for 2017 when the fee was suspended, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $263 million for the three months ended March 31, 2018, resulting from the amortization of the 2018 annual health insurance industry fee.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The annual health insurance industry fee was suspended for calendar year 2017, and is also suspended for calendar year 2019.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2018 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2018	$1,059	$261	$1,961	$3,281
Acquisitions	360	—	119	479
Balance at March 31, 2018	$1,419	$261	$2,080	$3,760
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2018 and December 31, 2017.

		March 31, 2018			December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.6 years	$646	$414	$232	$566	$401	$165
Trade names and technology	6.5 years	83	78	5	104	84	20
Provider contracts	11.9 years	68	32	36	68	30	38
Noncompetes and other	8.1 years	32	29	3	32	29	3
Total other intangible assets	9.4 years	$829	$553	$276	$770	$544	$226
For the three months ended March 31, 2018 and 2017, amortization expense for other intangible assets was approximately $30 million and $18 million, respectively. Amortization expense for the three months ended March 31, 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets. The following table presents our estimate of amortization expense for 2018 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2018	$84
2019	63
2020	61
2021	27
2022	24
2023	16

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(in millions)
Balances, beginning of period	$4,668	$4,563
Less: Reinsurance recoverables	(70)	(76)
Balances, beginning of period, net	4,598	4,487
Incurred related to:
Current year	11,947	11,580
Prior years	(267)	(231)
Total incurred	11,680	11,349
Paid related to:
Current year	(7,775)	(7,695)
Prior years	(3,619)	(3,451)
Total paid	(11,394)	(11,146)
Reinsurance recoverable	77	71
Balances, end of period	$4,961	$4,761
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
Benefits expense excluded from the previous table was as follows for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017
	(in millions)
Future policy benefits:
Individual Commercial	$(16)	$(33)
Other Businesses	6	10
Total future policy benefits	$(10)	$(23)

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail, Group and Specialty, and Individual Commercial segments as of March 31, 2018 and 2017, net of reinsurance, and the total of IBNR included within the net incurred claims amounts.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(in millions)
Balances, beginning of period	$3,963	$3,507
Less: Reinsurance recoverables	(70)	(76)
Balances, beginning of period, net	3,893	3,431
Incurred related to:
Current year	10,739	10,255
Prior years	(187)	(204)
Total incurred	10,552	10,051
Paid related to:
Current year	(7,119)	(7,014)
Prior years	(3,082)	(2,572)
Total paid	(10,201)	(9,586)
Reinsurance recoverable	77	71
Balances, end of period	$4,321	$3,967
At March 31, 2018, benefits payable for our Retail segment included IBNR of approximately $2.8 billion, primarily associated with claims incurred in 2018.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(in millions)
Balances, beginning of period	$568	$578
Incurred related to:
Current year	1,307	1,306
Prior years	(34)	(20)
Total incurred	1,273	1,286
Paid related to:
Current year	(802)	(824)
Prior years	(463)	(493)
Total paid	(1,265)	(1,317)
Balances, end of period	$576	$547
At March 31, 2018, benefits payable for our Group and Specialty segment included IBNR of approximately $502 million, primarily associated with claims incurred in 2018.

Individual Commercial Segment
Activity in benefits payable for our Individual Commercial segment was as follows for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(in millions)
Balances, beginning of period	$101	$454
Incurred related to:
Current year	—	195
Prior years	(44)	(6)
Total incurred	(44)	189
Paid related to:
Current year	—	(59)
Prior years	(29)	(363)
Total paid	(29)	(422)
Balance, end of period	$28	$221

At March 31, 2018, benefits payable for our Individual Commercial segment included IBNR of approximately $19 million, associated with claims incurred in 2017 and prior.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

March 31,
2018
Net outstanding liabilities
Retail	$4,244
Group and Specialty	576
Individual Commercial	28
Other Businesses	36
Benefits payable, net of reinsurance	4,884

Reinsurance recoverable on unpaid claims
Retail	77
Total reinsurance recoverable on unpaid claims	77

Total benefits payable, gross	$4,961
10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$491	$1,115
Weighted average outstanding shares of common stock used to compute basic earnings per common share	137,903	147,824
Dilutive effect of:
Employee stock options	213	199
Restricted stock	714	849
Shares used to compute diluted earnings per common share	138,830	148,872
Basic earnings per common share	$3.56	$7.54
Diluted earnings per common share	$3.53	$7.49
Number of antidilutive stock options and restricted stock excluded from computation	645	938

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2017 and 2018 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2017 payments
1/12/2017	1/27/2017	$0.29	$43
3/31/2017	4/28/2017	$0.40	$58
6/30/2017	7/31/2017	$0.40	$58
9/29/2017	10/27/2017	$0.40	$57
2018 payments
12/29/2017	1/26/2018	$0.40	$55
3/30/2018	4/27/2018	$0.50	$69
On April 19, 2018, the Board declared a cash dividend of $0.50 per share payable on July 27, 2018, to stockholders of record on June 29, 2018.
Stock Repurchases
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
On December 21, 2017, we entered into an accelerated stock repurchase agreement, the December 2017 ASR, with Bank of America, N.A., or BofA, to repurchase $1.0 billion of our common stock as part of the $3.0 billion share repurchase program authorized on December 14, 2017. On December 22, 2017, we made a payment of $1.0 billion to BofA from available cash on hand and received an initial delivery of 3.28 million shares of our common stock from BofA based on the then current market price of Humana common stock. The payment to BofA was recorded as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 3.28 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by BofA pending final settlement of the December 2017 ASR. Upon settlement of the ASR on March 26, 2018, we received an additional 0.46 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $267.55, bringing the total shares received under this program to 3.74 million. In addition, upon settlement we reclassified the $200 million value of stock initially held back by BofA from capital in excess of par value to treasury stock.
Our remaining repurchase authorization was approximately $2 billion as of May 1, 2018.
In connection with employee stock plans, we acquired 0.19 million common shares for $51 million and 0.35 million common shares for $74 million during the three months ended March 31, 2018 and 2017, respectively.
Treasury Stock Reissuance
We reissued 0.63 million shares of treasury stock during the three months ended March 31, 2018 at a cost of $66 million associated with restricted stock unit vestings and option exercises.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized losses, net of tax, on our investment securities of $110 million at March 31, 2018 and net unrealized gains, net of tax, on our investment securities of $125 million at December 31, 2017. In addition, accumulated other comprehensive income included $44 million, net of tax, at March 31, 2018 and $106 million, net of tax, at December 31, 2017 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 18 to the consolidated financial statements in our 2017 Form 10-K for further discussion of our long-term care insurance policies.
12. INCOME TAXES
The effective income tax rate was 30.7% for the three months ended March 31, 2018, compared to 34.0% for the three months ended March 31, 2017 primarily due to the tax reform law enacted on December 22, 2017 (the "Tax Reform Law"), partially offset by the impact of the reinstatement of the non-deductible health insurance industry fee in 2018. The income tax rate for the three months ended March 31, 2017 included previously non-deductible transaction costs that, as a result of the termination of the Merger Agreement, became deductible for tax purposes. The Tax Reform Law reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018. The accounting for certain income tax effects of the Tax Reform Law is provisional. Revisions to prior estimates are recorded as additional analysis is completed using information available at each measurement date during 2018, with adjustments to the income tax provision recorded as new information becomes known. Revisions to our prior estimates for the income tax effects of the Tax Reform Law decreased our tax expense for the three months ended March 31, 2018 by $6.6 million.
13.  DEBT
The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in millions)
Senior notes:
$400 million, 2.625% due October 1, 2019	$399	$399
$400 million, 2.50% due December 15, 2020	397	397
$400 million, 2.90% due December 15, 2022	396	396
$600 million, 3.15% due December 1, 2022	596	595
$600 million, 3.85% due October 1, 2024	596	595
$600 million, 3.95% due March 15, 2027	595	594
$250 million, 8.15% due June 15, 2038	263	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	396
Total long-term debt	$4,772	$4,770
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
The terms of the credit agreement include standard provisions related to conditions of borrowing, including a customary material adverse effect clause which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive and financial covenants as well as customary events of default, including financial covenants regarding the maintenance of a minimum level of net worth of $9.5 billion at March 31, 2018 and a maximum leverage ratio of 3.0:1. We are in compliance with the financial covenants, with actual net worth of $10.1 billion and an actual leverage ratio of 1.4:1 as measured in accordance with the credit agreement as of March 31, 2018. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500.0 million incremental loan facility.
At March 31, 2018, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of March 31, 2018, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
We previously entered into a commercial paper program pursuant to which we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers. On June 15, 2017, we increased the size of the commercial paper program to permit the issuance of the commercial notes with the aggregate face or principal amount outstanding under the program at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2018 was $442 million. There were outstanding borrowings of $398 million at March 31, 2018 and $150 million at December 31, 2017.
14. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 81% of our total premiums and services revenue for the three months ended March 31, 2018, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. Our bids for the 2019 calendar year are due by June 4, 2018.

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
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2017, 25% of the risk score was calculated from claims data submitted through EDS. CMS has revised the pace of the phase-in and, for 2018 and 2019, 15% and 25%, respectively, of the risk score will be calculated from claims data submitted through EDS. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In addition, as part of our internal compliance efforts, we routinely perform ordinary course reviews of our internal business processes related to, among other things, our risk coding and data submissions in connection with the risk adjustment model. These reviews may also result in the identification of errors and the submission of corrections to CMS, that may, either individually or in the aggregate, be material. As such, the result of these reviews may have a material adverse effect on our results of operations, financial position, or cash flows.
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
At March 31, 2018, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2018, primarily consisted of the T2017 TRICARE East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately six million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the three months ended March 31, 2018. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Legal Proceedings and Certain Regulatory Matters
As previously disclosed, the Civil Division of the United States Department of Justice provided us with an information request in December 2014, concerning our Medicare Part C risk adjustment practices. The request relates to our oversight and submission of risk adjustment data generated by providers in our Medicare Advantage network, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by us, including medical record reviews conducted as part of our data and payment accuracy compliance efforts, the use of health and well-being assessments, and our fraud detection efforts. We believe that this request for information is in connection with a wider review of Medicare Risk Adjustment generally that includes a number of Medicare Advantage plans, providers and vendors. We continue to cooperate with and voluntarily respond to the information requests from the Department of Justice. These matters are expected to result in additional qui tam litigation.
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., in United States District Court, Central District of California, Western Division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On January 29, 2018, the suit was transferred to the United States District Court, Western District of Kentucky, Louisville Division. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and we are vigorously defending against these allegations.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016.  We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of March 31, 2018.  We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits and financial protection products, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health. The Individual Commercial segment consisted of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $2.9 billion and $3.0 billion for the three months ended March 31, 2018 and 2017, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $39 million and $26 million for the three months ended March 31, 2018 and 2017, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2017 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail, Group and Specialty, and Individual Commercial segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three months ended March 31, 2018 and 2017:

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2018
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,970	$—	$—	$—	$—	$—	$8,970
Group Medicare Advantage	1,524	—	—	—	—	—	1,524
Medicare stand-alone PDP	896	—	—	—	—	—	896
Total Medicare	11,390	—	—	—	—	—	11,390
Fully-insured	125	1,392	—	(5)	—	—	1,512
Specialty	—	347	—	—	—	—	347
Medicaid and other	553	—	—	—	9	—	562
Total premiums	12,068	1,739	—	(5)	9	—	13,811
Services revenue:
Provider	—	—	65	—	—	—	65
ASO and other	2	219	—	—	2	—	223
Pharmacy	—	—	39	—	—	—	39
Total services revenue	2	219	104	—	2	—	327
Total revenues - external customers	12,070	1,958	104	(5)	11	—	14,138
Intersegment revenues
Services	—	5	4,018	—	—	(4,023)	—
Products	—	—	1,535	—	—	(1,535)	—
Total intersegment revenues	—	5	5,553	—	—	(5,558)	—
Investment income	37	7	6	—	35	56	141
Total revenues	12,107	1,970	5,663	(5)	46	(5,502)	14,279
Operating expenses:
Benefits	10,552	1,273	—	(60)	26	(121)	11,670
Operating costs	1,222	463	5,441	2	2	(5,381)	1,749
Depreciation and amortization	66	23	49	—	—	(38)	100
Total operating expenses	11,840	1,759	5,490	(58)	28	(5,540)	13,519
Income from operations	267	211	173	53	18	38	760
Interest expense	—	—	—	—	—	53	53
Income (loss) before income taxes	$267	$211	$173	$53	$18	$(15)	$707

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
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

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2017 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 16, 2018, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
Executive Overview
General
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective.
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
Aetna Merger
On February 16, 2017, under the terms of the Merger Agreement with Aetna, we received a breakup fee of $1 billion from Aetna, which is included in our consolidated statement of income in the line captioned "Merger termination fee and related costs, net."
Acquisitions and Divestitures
On April 10, 2018, we acquired FPG for cash considerations of approximately $190 million. FPG is one of the largest at-risk providers serving Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. The acquisition of FPG advances our strategy of helping physicians and clinicians evolve from treating health episodically to managing health holistically. This acquisition is not expected to have a material impact on our results of operations, financial condition, or cash flows.
On March 1, 2018 we acquired the remaining equity interest in MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million. This resulted in a preliminary purchase price allocation to goodwill of $479 million, other intangible assets of $80 million, and net tangible assets of $27 million.
On December 19, 2017, we announced that we entered into a definitive agreement to acquire a 40% minority interest in Kindred at Home for estimated cash consideration of approximately $800 million, including our share of transaction and related expenses, to facilitate a complete separation from the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital company).
On April 23, 2018, we announced that we entered into a definitive agreement to acquire a 40% minority interest in Curo, one of the nations' leading hospice operators providing care to patients at 245 locations in 22 states. Upon the closing, we intend to merge Curo with the hospice business of Kindred at Home.
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
These transactions are more fully discussed in Note 1 and Note 3 to the condensed consolidated financial statements.

Workforce Optimization
We have been committed to productivity initiatives designed to promote operational excellence, accelerate our strategy, fund critical initiatives and advance our growth objectives. During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program that will allow us to achieve these objectives and position us for the future. These programs impacted approximately 3,600 associates, or 7.8%, of our workforce in 2017. As a result, we recorded charges of $148 million, or $0.64 per diluted common share. At December 31, 2017, $140 million was classified as a current liability, included in our condensed consolidated balance sheet in the trade accounts payable and accrued expenses line. Payments under these programs are being made upon termination during the early retirement or severance pay period. The remaining workforce optimization liability at March 31, 2018 was $94 million and is expected to be paid in 2018.
Business Segments
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health and voluntary insurance benefits and financial protection products, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health. The Individual Commercial segment consisted of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies.

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
2018 Highlights
Consolidated

•
Our consolidated pretax results of $707 million for the three months ended March 31, 2018 as compared to $1.7 billion for the three months ended March 31, 2017 were primarily impacted by the net gain associated with the terminated Merger Agreement, mainly the break-up fee, that was recorded in the three months ended March 31, 2017, and lower year-over-year pretax earnings in the Retail and Healthcare Services segments, partially offset by higher Group and Specialty segment pretax earnings. The year-over-year comparison was further impacted by the guaranty fund assessment expense to support policyholder obligations of Penn Treaty, an unaffiliated long-term care insurance company, recorded in the three months ended March 31, 2017.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute earnings per commons share reflecting the impact of share repurchases and the impact of a lower tax rate for the three months ended March 31, 2018.

•
Our 2018 results through March 31, 2018 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2018, approximately 1,959,400 members, or 64.9%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,901,300 members, or 66.5%, at December 31, 2017 and 1,827,600 members, or 64.4%, at March 31, 2017.

•
The annual health insurance industry fee was suspended for calendar year 2017, but has resumed in 2018. Operating costs associated with the health insurer fee attributable to the three months ended March 31, 2018 was $263 million. This fee is not deductible for tax purposes, which increases our effective income tax rate. The one-year suspension in 2017 of the health insurer fee has significantly reduced our operating costs and effective tax rate during the three months ended March 31, 2017.

•
The 2018 quarter includes pretax income from our Individual Commercial business of $53 million, or $0.29 per diluted common share compared to $63 million, or 0.27 per diluted common share, included in the 2017 quarter.

•
The 2018 quarter also includes an adjustment to provisional remeasurement of deferred taxes related to rate change from the tax reform law enacted on December 22, 2017 of $6.6 million, or $0.05 per diluted common share.

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

•
During the three months ended March 31, 2018, cash flow provided by operations was $3.7 billion as compared to $4.2 billion for the three months ended March 31, 2017. Our operating cash flows for the three months ended March 31, 2017 were significantly impacted by the receipt of the $1 billion Merger termination fee, net of related expenses. Our operating cash flows were also significantly impacted in both periods by the early receipt of the Medicare premium remittance for April 2018 of $3.3 billion in March 2018 and the receipt of the Medicare premium remittance for April 2017 of $3.1 billion in March 2017 because the payment dates of April 2018 and April 2017 fell on a weekend. Excluding the Merger termination fee and the timing of the Medicare premium remittances, our operating cash flows were impacted by higher earnings and the timing of working capital items. See further discussion under the section titled "Liquidity" in this report.

Retail

•
On April 2, 2018, the Centers for Medicare and Medicaid Services (CMS) issued its announcement of 2019 Medicare Advantage Capitation Rates and Medicare Advantage and Part D Payment Policies and Final Call Letter (the Final Rate Notice). The company expects the Final Rate Notice to result in a 3% rate increase for Humana’s individual Medicare Advantage business versus CMS’ estimate for the sector of 3.5%, excluding the impact of Employer Group Waiver Plan (EGWP) funding changes, on a comparable basis. The difference between Humana and CMS projections primarily results from the geographic distribution of our members relative to the national average. In addition, the Final Rate Notice clarified that CMS has the authority to permit MA organizations to offer tailored supplemental benefits with flexibilities to target the social determinants of health as recommended by a licensed medical professional. We expect that this additional flexibility will allow us to include supplemental benefits that we believe will improve health outcomes for our members.

•
On April 24, 2018, we received a Notice of Intent to be Awarded a Comprehensive Medicaid Contract under Florida’s Statewide Managed Medicaid Program in 10 of 11 regions, including the South Florida, Tampa, Jacksonville, and Orlando metro areas. The comprehensive program combines the traditional Medicaid, or TANF, and Long-Term Care programs.

Group and Specialty Segment

•
The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately six million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option. During 2017, we delivered services under the 5-year T3 South Region contract, which expired on December 31, 2017.

Healthcare Services Segment

•
Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 752,400 at March 31, 2018, a decrease of 27.3% from 1,035,300 at March 31, 2017, and 5.3% from 794,900 at December 31, 2017. We have undergone an optimization process that ensures the appropriate level of member interaction with clinicians, including moving members into a monitoring program as their needs change, and graduating them out of the care management program when they no longer benefit from the services. This drives quality outcomes, which has resulted in reduced segment earnings but higher returns on investment.

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
As noted above, the Health Care Reform Law required the establishment of health insurance exchanges for individuals and small employers to purchase health insurance that became effective January 1, 2014, with an annual open enrollment period. Although we previously participated in these exchanges by offering on-exchange individual commercial medical plans, effective January 1, 2018, we have exited our Individual Commercial medical business.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016.
It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative or regulatory changes, including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including by comparison of our Medicare Advantage profitability to our non-Medicare Advantage business profitability and a requirement that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
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

Comparison of Results of Operations for 2018 and 2017
The following discussion primarily deals with our results of operations for the three months ended March 31, 2018, or the 2018 quarter, and the three months ended March 31, 2017, or the 2017 quarter.
Consolidated

	For the three months ended March 31,		Change
	2018	2017	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$12,068	$11,406	$662	5.8%
Group and Specialty	1,739	1,700	39	2.3%
Individual Commercial	(5)	283	(288)	(101.8)%
Other Businesses	9	9	—	—%
Total premiums	13,811	13,398	413	3.1%
Services:
Retail	2	2	—	—%
Group and Specialty	219	161	58	36.0%
Healthcare Services	104	88	16	18.2%
Other Businesses	2	2	—	—%
Total services	327	253	74	29.2%
Investment income	141	111	30	27.0%
Total revenues	14,279	13,762	517	3.8%
Operating expenses:
Benefits	11,670	11,326	344	3.0%
Operating costs	1,749	1,553	196	12.6%
Merger termination fee and related costs, net	—	(947)	947	100.0%
Depreciation and amortization	100	92	8	8.7%
Total operating expenses	13,519	12,024	1,495	12.4%
Income from operations	760	1,738	(978)	(56.3)%
Interest expense	53	49	4	8.2%
Income before income taxes	707	1,689	(982)	(58.1)%
Provision for income taxes	216	574	(358)	(62.4)%
Net income	$491	$1,115	$(624)	(56.0)%
Diluted earnings per common share	$3.53	$7.49	$(3.96)	(52.9)%
Benefit ratio (a)	84.5%	84.5%		—%
Operating cost ratio (b)	12.4%	11.4%		1.0%
Effective tax rate	30.7%	34.0%		(3.3)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding Merger termination fee and related costs, net, and depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $491 million, or $3.53 per diluted common share, in the 2018 quarter compared to $1.1 billion, or $7.49 per diluted common share, in the 2017 quarter. This comparison was impacted by the Merger Agreement break-up fee, the suspension of the health insurance industry fee for calendar year 2017, the estimated guaranty fund assessment expense to support the policy holders obligations of Penn treaty, the exit of the Individual Commercial business effective January 1, 2018, and the Tax Reform Law as previously described. Excluding the impact of the items above, the year-over-year comparison primarily was due to lower earnings in the Retail and Healthcare Services segments, partially offset by higher Group and Specialty segment earnings.
Premiums Revenue
Consolidated premiums increased $413 million, or 3.1%, from the 2017 quarter to $13.8 billion for the 2018 quarter primarily due to higher premiums in the Retail segment, mainly resulting from our Medicare Advantage business, and the Group and Specialty segment. These items were partially offset by lower premiums resulting from the exit of the Individual Commercial business.
Services Revenue
Consolidated services revenue increased $74 million, or 29.2%, from the 2017 quarter to $327 million for the 2018 quarter primarily due to an increase in services revenue in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income totaled $141 million for the 2018 quarter, increasing $30 million, or 27.0% , from $111 million in the 2017 quarter primarily reflecting higher average invested balances, interest rates, and realized capital gains.
Benefits Expense
Consolidated benefits expense was $11.7 billion for the 2018 quarter, an increase of $344 million from the 2017 quarter, primarily due to an increase in the Retail segment benefits expense, partially offset by a decrease in the Individual Commercial and Group and Specialty segment benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $267 million in the 2018 quarter as compared to $231 million in the 2017 quarter as discussed in the detailed segment results discussion that follows.
The consolidated benefit ratio was unchanged at 84.5% for the 2018 quarter compared to the 2017 quarter. The year-over-year comparison was favorably impacted by the reinstatement of the health insurance industry fee in 2018, which was contemplated in the pricing and benefit design of the company’s products, the seasonality and product design of our fully-insured commercial products, including an increased number of high deductible plan offerings, and higher favorable prior-period reserve development in the 2018 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 190 basis points in the 2018 quarter versus approximately 170 basis points in the 2017 quarter. These items were partially offset by investment of higher than initially expected individual Medicare Advantage pretax earnings in 2017 into our benefit design for its 2018 Medicare Advantage offerings, and a more severe flu season year-over-year.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $196 million, or 12.6%, during the 2018 quarter compared to the 2017 quarter primarily due to an increase in operating costs in the Retail and Group and Specialty segments, partially offset by a decrease in operating costs in the Healthcare Services and Individual Commercial segments.
The consolidated operating cost ratio for the 2018 quarter of 12.4% increased 100 basis points from the 2017 quarter primarily due to the reinstatement of the health insurance industry fee in 2018, and long-term sustainability investments in the 2018 quarter as a result of the Tax Reform Law. Our long-term sustainability investments include investments in our associate workforce, primarily the establishment of an annual incentive program for a broader range of employees, together with additional investments in the communities of our members, technology and our integrated delivery model. These items were partially offset by the favorable impact of significant operating cost efficiencies in the 2018 quarter driven by productivity initiatives implemented in 2017, the impact of the guaranty fund assessment expense to support policy holder obligations of Penn Treaty in the 2017 quarter, and the exit of the Individual Commercial business effective January 1, 2018. The non-deductible health insurance industry fee impacted the operating cost ratio by 190 basis points in the 2018 quarter.
Depreciation and Amortization
Depreciation and amortization for the 2018 quarter totaled $100 million compared to $92 million for the 2017 quarter.
Interest Expense
Interest expense for the 2018 quarter totaled $53 million, compared to $49 million for the 2017 quarter.
Income Taxes
Our effective tax rate during the 2018 quarter was 30.7% compared to the effective tax rate of 34.0% for the 2017 quarter, primarily due to the Tax Reform Law primarily due to the Tax Reform Law, partially offset by the impact of the reinstatement of the non-deductible health insurance industry fee in 2018. The income tax rate for the three months ended March 31, 2017 included previously non-deductible transaction costs that, as a result of the termination of the Merger Agreement, became deductible for tax purposes. The Tax Reform Law reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018. The accounting for certain income tax effects of the Tax Reform Law is provisional. Revisions to prior estimates are recorded as additional analysis is completed using information available at each measurement date during 2018, with adjustments to the income tax provision recorded as new information becomes known. Revisions to our prior estimates for the income tax effects of the Tax Reform Law decreased our tax expense for the three months ended March 31, 2018 by $6.6 million.
Retail Segment

	March 31,		Change
	2018	2017	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,018,500	2,839,700	178,800	6.3%
Group Medicare Advantage	492,700	431,100	61,600	14.3%
Medicare stand-alone PDP	5,042,100	5,199,400	(157,300)	(3.0)%
Total Retail Medicare	8,553,300	8,470,200	83,100	1.0%
State-based Medicaid	336,000	380,400	(44,400)	(11.7)%
Medicare Supplement	238,700	231,400	7,300	3.2%
Total Retail medical members	9,128,000	9,082,000	46,000	0.5%

	For the three months ended March 31,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$8,970	$8,376	$594	7.1%
Group Medicare Advantage	1,524	1,318	206	15.6%
Medicare stand-alone PDP	896	941	(45)	(4.8)%
Total Retail Medicare	11,390	10,635	755	7.1%
State-based Medicaid	553	653	(100)	(15.3)%
Medicare Supplement	125	118	7	5.9%
Total premiums	12,068	11,406	662	5.8%
Services	2	2	—	—%
Total premiums and services revenue	$12,070	$11,408	$662	5.8%
Income before income taxes	$267	$370	$(103)	(27.8)%
Benefit ratio	87.4%	88.1%		(0.7)%
Operating cost ratio	10.1%	8.4%		1.7%
Pretax Results

•
Retail segment pretax income was $267 million in the 2018 quarter, a decrease of $103 million, or 27.8%, compared to $370 million in the 2017 quarter, primarily due to the result of investment in benefit design for 2018 Medicare Advantage offerings further discussed below, investments made in the 2018 quarter as a result of the Tax Reform Law as previously described, lower favorable prior-period reserve development, and a more severe flu season year-over-year. These items were partially offset by the significant operating cost efficiencies further discussed below.

Enrollment

•
Individual Medicare Advantage membership increased 178,800 members, or 6.3%, from March 31, 2017 to March 31, 2018, primarily due to membership additions associated with the most recent Annual Election Period, or AEP, for Medicare beneficiaries.

•
Group Medicare Advantage membership increased 61,600, or 14.3%, from March 31, 2017 to March 31, 2018 , primarily due to increased sales to our existing group accounts during the most recent AEP for Medicare beneficiaries.

•
Medicare stand-alone PDP membership decreased 157,300 members, or 3.0%, from March 31, 2017 to March 31, 2018 reflecting net declines during the most recent AEP for Medicare beneficiaries.These declines primarily resulted from the previously disclosed loss of auto assigned members in Florida and South Carolina due to pricing over CMS low income benchmark and continued membership declines in our Enhanced Plan. In addition, growth in our co-branded Walmart plan was significantly lower than historic levels due to the introduction of additional low-priced competitor offerings in many regions.

•
State-based Medicaid membership decreased 44,400 members, or 11.7%, from March 31, 2017 to March 31, 2018, primarily driven by the previously disclosed decision to not participate in Illinois' Integrated Program Medicaid contract, along with lower membership associated with our Florida contract due to overall strengthening economic conditions.

Premiums Revenue

•
Retail segment premiums increased $662 million, or 5.8%, from the 2017 quarter to the 2018 quarter primarily due to individual and group Medicare Advantage membership growth in the most recent AEP as well as increased per-member premiums for certain products within the segment, partially offset by declines in the stand-alone PDP and state-based contracts revenues resulting from membership declines discussed above. Average group and individual Medicare Advantage membership increased 7.4% for the 2018 quarter. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per-member premiums. Items impacting average per-member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Benefits Expense

•
The Retail segment benefit ratio decreased 70 basis points from 88.1% in the 2017 quarter to 87.4% in the 2018 quarter, primarily due to the reinstatement of the health insurance industry fee in 2018 which was contemplated in the pricing and benefit design of our products. This was partially offset by the unfavorable impact from investment of higher than initially expected individual Medicare Advantage pretax earnings in 2017 into our benefit design for our 2018 Medicare Advantage offerings, lower favorable prior-period reserve development, and a more severe flu season year-over-year.

•
The Retail segment’s benefits expense for the 2018 quarter included $187 million in favorable prior-period medical claims reserve development versus $204 million in the 2017 quarter. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 150 basis points in the 2018 quarter versus approximately 180 basis points in the 2017 quarter.

Operating Costs

•
The Retail segment operating cost ratio of 10.1% for the 2018 quarter increased 170 basis points from 8.4% for the 2017 quarter. The year-over-year comparison was negatively impacted by the reinstatement of the health insurance industry fee in 2018, and investments made in the 2018 quarter as a result of the Tax Reform Law. These items were partially offset by significant operating cost efficiencies in the 2018 quarter driven by productivity initiatives implemented in 2017. The non-deductible health insurance industry fee impacted the operating cost ratio by 190 basis points in the 2018 quarter.

Group and Specialty Segment

	March 31,		Change
	2018	2017	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,075,100	1,119,400	(44,300)	(4.0)%
ASO	452,600	447,000	5,600	1.3%
Military services	5,931,100	3,082,800	2,848,300	92.4%
Total group and specialty medical members	7,458,800	4,649,200	2,809,600	60.4%
Specialty membership (a)	6,738,900	6,921,800	(182,900)	(2.6)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,392	$1,378	$14	1.0%
Group specialty	347	322	25	7.8%
Total premiums	1,739	1,700	39	2.3%
Services	219	161	58	36.0%
Total premiums and services revenue	$1,958	$1,861	$97	5.2%
Income before income taxes	$211	$171	$40	23.4%
Benefit ratio	73.2%	75.6%		(2.4)%
Operating cost ratio	23.6%	21.4%		2.2%
Pretax Results

•
Group and Specialty segment pretax income was $211 million in the 2018 quarter, an increase of $40 million or 23.4%, from $171 million in the 2017 quarter, primarily due to higher pretax earnings from our fully insured commercial medical business.

Enrollment

•
Fully-insured commercial group medical membership decreased 44,300 members, or 4.0%, from March 31, 2017 to March 31, 2018 reflecting lower membership in small group accounts due in part to more small group accounts continuing to select level funded ASO products in 2018.

•
Group ASO commercial medical membership increased 5,600 members, or 1.3%, from March 31, 2017 to March 31, 2018 reflecting more small group accounts selecting level-funded ASO products in 2018, partially offset by the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Military services membership increased 2,848,300 members, or 92.4%, from March 31, 2017 to March 31, 2018 primarily due to our transition to providing healthcare services to military service members, retirees, and their families under the new T2017 East Region contract covering 32 states, which became effective January 1, 2018.

•
Specialty membership decreased 182,900 members, or 2.6%, from March 31, 2017 to March 31, 2018 primarily due to the losses of some large group accounts offering stand-alone dental and vision products, partially offset by an increase in individual dental and vision membership.

Premiums Revenue

•
Group and Specialty segment premiums increased $39 million, or 2.3%, from the 2017 quarter to $1.7 billion for the 2018 quarter primarily reflecting higher stop-loss premiums related to our small group level funded accounts, and higher per-member premiums across most lines of business in the segment, partially offset by declines in average group fully-insured and ASO commercial medical membership.

Services Revenue

•
Group and Specialty segment services revenue increased $58 million, or 36.0%, from the 2017 quarter to $219 million for the 2018 quarter as a result of the transition to the TRICARE T2017 East Region contract on January 1, 2018.

Benefits Expense

•
The Group and Specialty segment benefit ratio decreased 240 basis points from 75.6% in the 2017 quarter to 73.2% in the 2018 quarter primarily due to the impact of the reinstatement of the health insurance industry fee in 2018 which was contemplated in the pricing of our products, the seasonality and product design of our fully-insured commercial products, including increased number of high deductible plan offerings, and higher favorable prior-period reserve development.

•
The Group and Specialty segment's benefits expense included $34 million in favorable prior-period medical claims reserve development in the 2018 quarter and $20 million in the 2017 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 200 basis points in the 2018 quarter and 120 basis points in the 2017 quarter.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 23.6% for the 2018 quarter increased 220 basis points from 21.4% for the 2017 quarter primarily due to the reinstatement of the health insurance industry fee in 2018, growth in our military services business, which carries a higher operating cost ratio than other products within the segment, as a result of the transition to the TRICARE T2017 East Region contract, and investments made in the 2018 quarter as a result of the Tax Reform Law as previously described. These items were partially offset by significant operating cost efficiencies in the 2018 quarter driven by productivity initiatives implemented in 2017. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2018 quarter.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$44	$50	$(6)	(12.0)%
Pharmacy solutions	39	18	21	116.7%
Provider services	21	20	1	5.0%
Total services revenues	104	88	16	18.2%
Intersegment revenues:
Pharmacy solutions	4,995	5,141	(146)	(2.8)%
Provider services	378	418	(40)	(9.6)%
Clinical care services	180	303	(123)	(40.6)%
Total intersegment revenues	5,553	5,862	(309)	(5.3)%
Total services and intersegment revenues	$5,657	$5,950	$(293)	(4.9)%
Income before income taxes	$173	$244	$(71)	(29.1)%
Operating cost ratio	96.2%	95.5%		0.7%
Pretax Results

•
Healthcare Services segment pretax income of $173 million for the 2018 quarter decreased $71 million, or 29.1%, from $244 million in the 2017 quarter primarily due to the impact of the optimization process associated with our chronic care management programs, as well as the investments made in the 2018 quarter as a result of the Tax Reform Law as previously described.

Script Volume

•
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 108 million in the 2018 quarter, up 0.9%, versus scripts of approximately 107 million in the 2017 quarter. This increase primarily reflected growth associated with higher individual Medicare Advantage membership for the 2018 quarter compared to the 2017 quarter, partially offset by the decline in stand-alone PDP and Individual Commercial membership.

Services Revenues

•	Services revenues increased $16 million, or 18.2%, from the 2017 quarter to $104 million for the 2018 quarter primarily due to service revenue growth from our pharmacy solutions business.
Intersegment Revenues

•
Intersegment revenues decreased $309 million, or 5.3%, from the 2017 quarter to $5.6 billion for the 2018 quarter primarily due to the loss of intersegment revenues associated with our exit from the Individual commercial business, and a decline in pharmacy solutions revenue year-over-year primarily due to lower stand-alone PDP membership as a result of the previously disclosed loss of auto assigned members in Florida and South Carolina resulting from pricing over the CMS low income benchmark and continued membership declines in our Enhanced product. In addition, the year-over-year comparison was impacted by the result of the optimization process associated with our chronic care management programs previously discussed, and lower revenue in our provider services business reflecting Medicare rates year-over-year in geographies where our provider assets are primarily located. These declines were partially offset by Medicare Advantage membership growth in the 2018 quarter.
Operating Costs

•
The Healthcare Services segment operating cost ratio of 96.2% for the 2018 quarter increased 70 basis points from 95.5% for the 2017 quarter primarily due to the timing of the optimization process associated with our chronic conditions management programs and the long-term sustainability investments in the 2018 quarter as a result of the Tax Reform Law. With the optimization of our chronic care management programs, operating cost reductions may lag the associated reduction in revenue, negatively impacting the operating cost ratio. These items were partially offset by significant operating cost efficiencies in the 2018 quarter driven by productivity initiatives implemented in 2017.

Individual Commercial Segment

•
Individual Commercial segment pretax income of $53 million for the 2018 quarter decreased $10 million from the 2017 quarter. The pretax income in the 2018 quarter primarily reflects the impact of favorable prior-period reserve development.

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
The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform Law have impacted the timing of our operating cash flows, as we build receivables for each coverage year that are expected to be collected in subsequent coverage years. During the three months ended March 31, 2018, net collections under the 3Rs associated with prior coverage years were $46 million compared to $62 million during the three months ended March 31, 2017. The remaining net payable balance associated with the 3Rs was approximately $24 million at March 31, 2018, including $14 million related to prior coverage years, compared to a net receivable of $31 million at December 31, 2017. The remaining net payable balance is primarily related to our Individual Commercial medical business which we exited effective January 1, 2018. On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016. There is no assurance, however, that we will prevail in this lawsuit.
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2017 Form 10-K.

Cash and cash equivalents increased to approximately $8.9 billion at March 31, 2018 from $4.0 billion at December 31, 2017. The change in cash and cash equivalents for the three months ended March 31, 2018 and 2017 is summarized as follows:

	Three Months Ended
	2018	2017
	(in millions)
Net cash provided by operating activities	$3,686	$4,205
Net cash used in investing activities	(405)	(926)
Net cash provided by financing activities	1,532	1,269
Increase in cash and cash equivalents	$4,813	$4,548
Cash Flow from Operating Activities
Our operating cash flows for the 2018 quarter and 2017 quarter were significantly impacted in both periods by the early receipt of the Medicare premium remittances of $3.3 billion in March 2018 and $3.1 billion in March 2017 because the payment dates of April 2018 and April 2017 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at March 31, 2018. Our operating cash flows for the 2017 quarter were also significantly impacted by the receipt of the $1 billion Merger Agreement break-up fee. Excluding the Merger termination fee and the timing of the Medicare premium remittances, our operating cash flows were impacted by higher earnings and the timing of working capital items.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	2018 Quarter Change	2017 Quarter Change
	(in millions)
IBNR (1)	$3,360	$3,154	$206	$(25)
Reported claims in process (2)	718	614	104	(66)
Other benefits payable (3)	883	900	(17)	289
Total benefits payable	$4,961	$4,668	$293	$198

(1)
IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date and includes unprocessed claim inventories. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received and processed (i.e. a shorter time span results in a lower IBNR). IBNR includes unprocessed claims inventories.

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
The increase in benefits payable from December 31, 2017 to March 31, 2018 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth as well as an increase in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2016 to March 31, 2017 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements. This was partially offset by a decrease in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff as well as a decrease in IBNR primarily driven by declines in individual commercial medical membership in the 2017 quarter, partially offset by an increase in group Medicare Advantage membership.
The detail of total net receivables was as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	2018 Quarter Change	2017 Quarter Change
	(in millions)
Medicare	$968	$511	$457	$467
Commercial and other	246	273	(27)	64
Military services	149	166	(17)	22
Allowance for doubtful accounts	(87)	(96)	9	5
Total net receivables	$1,276	$854	$422	$558
The changes in Medicare receivables for both the 2018 quarter and the 2017 quarter reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $102 million in the 2018 quarter and $797 million in the 2017 quarter.
On March 1, 2018 we acquired the remaining equity interest in MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price included, in part, cash consideration of $169 million, as discussed in Note 3 to the condensed consolidated financial statements.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $134 million in the 2018 quarter and $122 million in the 2017 quarter.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $1.4 billion during the 2018 quarter and higher than claims payments by $1.7 billion during the 2017 quarter.
Under our administrative services only TRICARE contracts, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $28 million in the 2018 quarter. In the 2017 quarter, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $9 million.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $16 million higher than reimbursements from HHS during the 2018 quarter and $3 million higher than reimbursements from HHS during the 2017 quarter.

On March 26, 2018 we completed the final settlement of our accelerated stock repurchase with no additional share repurchases under the current stock repurchase authorization during the 2018 quarter. We also acquired common shares in connection with employee stock plans for an aggregate cost of $51 million in the 2018 quarter and $74 million in the 2017 quarter.
In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 31, 2017, were $991 million.
Net proceeds from the issuance of commercial paper were $245 million in the 2018 quarter and $169 million in the 2017 quarter. The maximum principal amount outstanding at any one time during the 2018 quarter was $442 million.
We paid dividends to stockholders of $57 million during the 2018 quarter and $47 million during the 2017 quarter.
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
Acquisitions and Divestitures
On April 10, 2018, we acquired FPG for cash considerations of approximately $190 million. FPG is one of the largest at-risk providers serving Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. The acquisition of FPG advances our strategy of helping physicians and clinicians evolve from treating health episodically to managing health holistically. This acquisition is not expected to have a material impact on our results of operations, financial condition, or cash flows.
On March 1, 2018 we acquired the remaining equity interest in MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million. This resulted in a preliminary purchase price allocation to goodwill of $479 million, other intangible assets of $80 million, and net tangible assets of $27 million.
On December 19, 2017, we announced that we entered into a definitive agreement to acquire a 40% minority interest in Kindred at Home for estimated cash consideration of approximately $800 million, including our share of transaction and related expenses, to facilitate a complete separation from the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital company). TPG and WCAS, collectively, the Sponsors, along with us are jointly creating a consortium to purchase all of the outstanding and issued securities of Kindred. The Kindred transaction, which is anticipated to close in the summer of 2018, is subject to customary state and federal regulatory approvals, as well as other customary closing conditions. On April 5, 2018, Kindred's stockholders approved the transaction. We expect to fund the transaction through the use of parent company cash and will account for the minority investment under the equity method.

On April 23, 2018, we, along with the same Kindred at Home Sponsors, TPG and WCAS entered into a definitive agreement to acquire privately held Curo, one of the nations' leading hospice operators providing care to patients at 245 locations in 22 states. The Consortium is purchasing Curo for approximately $1.4 billion, and at the closing of the transaction, we will have a 40% minority interest. The Curo transaction, which is anticipated to close during the summer of 2018, is subject to customary state and federal regulatory approvals as well as other customary closing conditions.

On November 6, 2017, we entered into a definitive agreement to sell the stock of our wholly-owned subsidiary, KMG, to CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG’s subsidiary, KIC, includes our closed block of non-strategic commercial long-term care insurance policies. We will fund the transaction with approximately $203 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale. The KMG transaction is anticipated to close by the third quarter of 2018 subject to customary closing conditions, including South Carolina Department of Insurance approval. There can be no assurance we will obtain regulatory approvals needed to sell the business or do so under terms acceptable to us.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2018 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $567 million at March 31, 2018 compared to $688 million at December 31, 2017. This decrease primarily reflects the impact of capital contributions into a subsidiary to fund Medicare growth, as well as the acquisition of the remaining equity interest in MCCI for $169 million cash, dividends and capital expenditures partially offset by cash generated by our non-insurance subsidiaries and net proceeds from the issuance of commercial paper. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
In September 2018, we expect to pay the federal government $1.05 billion for our portion of the annual health insurance industry fee attributed to calendar year 2018 in accordance with the Health Care Reform Law. This fee is not deductible for tax purposes. Each year on January 1, except for 2017, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost resulted in operating cost expense of approximately $263 million for the three months ended March 31, 2018 resulting from the amortization of the 2018 annual health insurance industry fee. The annual health insurance industry fee was suspended for calendar year 2017, and is also suspended for calendar year 2019.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2017, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $8.0 billion, which exceeded aggregate minimum regulatory requirements of $4.8 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. Excluding Puerto Rico subsidiaries, the amount of ordinary dividends that may be paid to our parent company in 2018 is approximately $1.1 billion in the aggregate. This compares to dividends that were paid to our parent company in 2017 of approximately $1.4 billion. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at March 31, 2018. Our net unrealized position decreased $308 million from a net unrealized gain position of $198 million at December 31, 2017 to a net unrealized loss position of $110 million at March 31, 2018. At March 31, 2018, we had gross unrealized losses of $249 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the three months ended March 31, 2018. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 4.0 years as of March 31, 2018 and approximately 4.1 years as of December 31, 2017. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $650 million at March 31, 2018.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2018.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 14 to the condensed consolidated financial statements beginning on page 27 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2017 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2018	—	$—	—	$2,000,000,000
February 2018	—	—	—	2,000,000,000
March 2018	453,323	—	453,323	2,000,000,000
Total	453,323	$—	453,323

(1)
On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans. On December 21, 2017, we entered into an accelerated stock repurchase agreement, the December 2017 ASR, with Bank of America, N.A., or BofA, to repurchase $1.0 billion of our common stock as part of the $3.0 billion share repurchase program authorized on December 14, 2017. On March 26, 2018 we completed the final settlement of our accelerated stock repurchase. Our remaining repurchase authorization was approximately $2 billion as of May 1, 2018.

(2)
Includes 0.46 million shares received in March 2018 upon settlement of an accelerated repurchase program for which no cash was paid during the period and excludes 0.19 million shares repurchased in connection with employee stock plans.

(3)
Excludes the impact of the 0.46 million shares received in March 2018 upon settlement of an accelerated repurchase program which were determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $267.55.

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

3(ii)By-Laws of Humana Inc., as amended on December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K, filed December 14, 2017).
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

101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	May 2, 2018	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)