Form 10-Q
period 2018-06-30
HUMANA INC
filed 2018-08-01
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2018
$0.16 2/3 par value	137,763,407 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2018

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,052	$4,042
Investment securities	9,464	9,557
Receivables, less allowance for doubtful accounts of $80 in 2018 and $96 in 2017	1,471	854
Other current assets	4,410	2,949
Assets held-for-sale	3,467	—
Total current assets	26,864	17,402
Property and equipment, net	1,626	1,584
Long-term investment securities	379	2,745
Goodwill	3,895	3,281
Other long-term assets	1,506	2,166
Total assets	$34,270	$27,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$5,020	$4,668
Trade accounts payable and accrued expenses	6,952	4,069
Book overdraft	74	141
Unearned revenues	3,630	378
Short-term debt	398	150
Liabilities held-for-sale	2,694	—
Total current liabilities	18,768	9,406
Long-term debt	4,773	4,770
Future policy benefits payable	197	2,923
Other long-term liabilities	321	237
Total liabilities	24,059	17,336
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,591,361 shares issued at June 30, 2018 and 198,572,458 shares issued at December 31, 2017	33	33
Capital in excess of par value	2,672	2,445
Retained earnings	14,211	13,670
Accumulated other comprehensive (loss) income	(176)	19
Treasury stock, at cost, 60,827,954 shares at June 30, 2018 and 60,893,762 shares at December 31, 2017	(6,529)	(6,325)
Total stockholders’ equity	10,211	9,842
Total liabilities and stockholders’ equity	$34,270	$27,178
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions, except per share results)
Revenues:
Premiums	$13,713	$13,203	$27,524	$26,601
Services	382	230	709	483
Investment income	164	101	305	212
Total revenues	14,259	13,534	28,538	27,296
Operating expenses:
Benefits	11,536	10,889	23,206	22,215
Operating costs	1,761	1,453	3,510	3,006
Merger termination fee and related costs, net	—	—	—	(947)
Depreciation and amortization	100	92	200	184
Total operating expenses	13,397	12,434	26,916	24,458
Income from operations	862	1,100	1,622	2,838
Loss on business held-for-sale	(790)	—	(790)	—
Interest expense	53	58	106	107
Income before income taxes	19	1,042	726	2,731
(Benefit) provision for income taxes	(174)	392	42	966
Net income	$193	$650	$684	$1,765
Basic earnings per common share	$1.40	$4.49	$4.96	$12.07
Diluted earnings per common share	$1.39	$4.46	$4.93	$11.98
Dividends declared per common share	$0.50	$0.40	$1.00	$0.80
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$193	$650	$684	$1,765
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(9)	88	(212)	126
Effect of income taxes	2	(33)	54	(47)
Total change in unrealized investment gains/losses, net of tax	(7)	55	(158)	79
Reclassification adjustment for net realized gains	(23)	(2)	(52)	(28)
Effect of income taxes	8	—	15	10
Total reclassification adjustment, net of tax	(15)	(2)	(37)	(18)
Other comprehensive (loss) income, net of tax	(22)	53	(195)	61
Comprehensive income	$171	$703	$489	$1,826

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$684	$1,765
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on business held-for-sale	790	—
Net realized capital gains	(82)	(28)
Stock-based compensation	69	83
Depreciation	218	201
Other intangible amortization	51	36
(Benefit) provision for deferred income taxes	(304)	2
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(619)	(1,150)
Other assets	(1,658)	(545)
Benefits payable	410	275
Other liabilities	680	317
Unearned revenues	3,252	3,076
Other, net	70	67
Net cash provided by operating activities	3,561	4,099
Cash flows from investing activities
Acquisitions, net of cash acquired	(354)	(9)
Purchases of property and equipment, net	(272)	(233)
Purchases of investment securities	(2,624)	(3,208)
Maturities of investment securities	555	649
Proceeds from sales of investment securities	2,408	1,723
Net cash used in investing activities	(287)	(1,078)
Cash flows from financing activities
Receipts from contract deposits, net	1,515	2,081
Proceeds from issuance of senior notes, net	—	985
Proceeds (repayment) from issuance of commercial paper, net	243	(102)
Change in book overdraft	(67)	(95)
Common stock repurchases	(93)	(1,578)
Dividends paid	(126)	(104)
Proceeds from stock option exercises and other	43	54
Net cash provided by financing activities	1,515	1,241
Increase in cash and cash equivalents	4,789	4,262
Cash and cash equivalents at beginning of period	4,042	3,877
Cash and cash equivalents at end of period (1)	$8,831	$8,139
Supplemental cash flow disclosures:
Interest payments	$98	$92
Income tax payments, net	$405	$694
(1) - Includes $779 million of cash and cash equivalents classified as held-for-sale at June 30, 2018.
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
Acquisition of a 40% Minority Interest in Kindred’s Homecare Business and Curo Health Services

On July 2, 2018 we completed the acquisition of a 40% minority interest in the Kindred at Home Division, or Kindred at Home, of Kindred Healthcare, Inc., or Kindred, for cash consideration of approximately $850 million, including our share of transaction and related expenses. TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, collectively, the Sponsors, along with us jointly created a consortium to purchase all of the outstanding and issued securities of Kindred. Immediately following the closing of that transaction, Kindred at Home and the Specialty Hospital company were separated, with the result being that the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital Company) is owned by the Sponsors and Kindred at Home is owned by a joint venture owned by the Sponsors and us.
On July 11, 2018, we, along with the same Kindred at Home Sponsors, TPG and WCAS, collectively referred to as the "Consortium," completed the acquisition of privately-held Curo Health Services, or Curo, one of the nation's leading hospice operators providing care to patients at 245 locations in 22 states. The transaction was structured as a merger of Curo with the hospice business of Kindred at Home, and we thereby purchased a 40% minority interest in Curo for cash consideration of approximately $250 million.
We have entered into a shareholders agreement with the Sponsors that will provide for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture starting at the end of year three and ending at the end of year four following the closing. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning at the end of year four and ending at the end of year five following the closing.

Workforce Optimization
During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program. These programs impacted approximately 3,600 associates, or 7.8%, of our workforce in 2017. As

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

a result, in 2017 we recorded charges of $148 million, or $0.64 per diluted common share. At December 31, 2017, $140 million was classified as a current liability, included in our condensed consolidated balance sheet in the trade accounts payable and accrued expenses line. Payments under these programs are being made upon termination during the early retirement or severance pay period. The remaining workforce optimization liability at June 30, 2018 was $52 million and is expected to be paid in 2018.
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
Revenue Recognition
Our revenues include premium and service revenues. Service revenues include administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For more information about our revenues, refer to Note 2 to the consolidated financial statements included in our 2017 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. See Note 15 for disaggregation of revenue by segment and type.
At June 30, 2018, accounts receivable related to services were $152 million. For the three and six months ended June 30, 2018, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at June 30, 2018.
For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further revenue expected to be recognized in any future year related to remaining performance obligations was not material.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 98% of our consolidated external revenues for the three and six months ended June 30, 2018, are not included in the scope of the new guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective approach. As the majority of our revenues are not subject to the new guidance and the remaining revenues’ accounting treatment did not materially differ from pre-existing accounting treatment, the adoption of the new standard did not have a material impact on our consolidated results of operations, financial condition, cash flows, or related disclosures.

In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new guidance is effective for us beginning with annual and interim periods in 2019, with earlier adoption permitted. We are in the process of implementing a new lease accounting system and expect to record significant leased assets and corresponding lease obligations based on our existing population of individual leases. We do not expect a material impact on our results of operations or cash flows.
In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
3. ACQUISITIONS AND DIVESTITURES
In the third quarter of 2018, we expect to complete the sale of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG's subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care policies. Upon closing, we expect to fund the transaction with approximately $200 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale.
In connection with the expected sale of KMG, we recognized a pretax loss, including transaction costs, of $790 million which is reported as loss on business held-for-sale in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2018. We recorded a deferred tax benefit of $430 million from the loss which is included in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2018.
During the three months ended June 30, 2018, we entered into reinsurance contracts to transfer the risk associated with certain voluntary benefit and financial protection products previously issued primarily by KIC to a third party. We transferred approximately $230 million of cash to the third party and recorded a commensurate reinsurance recoverable as a result of these transactions. There was no material impact to operating results from these reinsurance transactions.
As of June 30, 2018, we classified KMG as held-for-sale and aggregated KMG's assets and liabilities separately on the balance sheet. With the carrying value of KMG’s net assets exceeding the fair value less cost to sell, the resulting net loss of $360 million was recognized during the second quarter of 2018, reflecting considerations for costs to sell, changes in the carrying value of net assets and the related tax effect.
KMG revenues for the three and six months ended June 30, 2018 were $93 million and $172 million, respectively. KMG pretax income for the three and six months ended June 30, 2018 were $35 million and $53 million, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The assets and liabilities of KMG that were classified as held-for-sale are as follows:

June 30, 2018
Assets	(in millions)
Cash and cash equivalents	$779
Receivables, net	2
Investment securities	1,574
Other assets	1,112
Total assets held-for-sale	$3,467
Liabilities
Benefits payable	58
Trade accounts payable and accrued expenses	69
Future policy benefits payable	2,567
Total liabilities held-for-sale	$2,694
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
On April 10, 2018, we acquired Family Physicians Group, or FPG, for cash consideration of approximately $185 million, net of cash received. FPG is one of the largest at-risk providers serving Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. This resulted in a preliminary purchase price allocation to goodwill of $135 million, other intangible assets of $38 million and net tangible assets of $17 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 4.9 years. The purchase price allocations for MCCI and FPG are preliminary, subject to completion of valuation analysis, including for example, refining assumptions used to calculate the fair value of intangible assets.
During 2018 and 2017, we also acquired other health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2018 and 2017 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2018 and December 31, 2017, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$631	$—	$(4)	$627
Mortgage-backed securities	2,327	—	(69)	2,258
Tax-exempt municipal securities	3,045	3	(49)	2,999
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	533	—	(16)	517
Asset-backed securities	574	1	(2)	573
Corporate debt securities	2,946	2	(96)	2,852
Total debt securities	$10,073	$6	$(236)	$9,843

December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$532	$1	$(2)	$531
Mortgage-backed securities	1,625	4	(19)	1,610
Tax-exempt municipal securities	3,884	33	(28)	3,889
Mortgage-backed securities:
Residential	26	—	—	26
Commercial	455	3	(2)	456
Asset-backed securities	407	1	—	408
Corporate debt securities	5,175	244	(37)	5,382
Total debt securities	$12,104	$286	$(88)	$12,302

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2018 and December 31, 2017, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$437	$(2)	$114	$(2)	$551	$(4)
Mortgage-backed securities	1,596	(40)	583	(29)	2,179	(69)
Tax-exempt municipal securities	2,245	(34)	456	(15)	2,701	(49)
Mortgage-backed securities:
Residential	16	—	1	—	17	—
Commercial	457	(14)	27	(2)	484	(16)
Asset-backed securities	334	(2)	4	—	338	(2)
Corporate debt securities	2,037	(62)	533	(34)	2,570	(96)
Total debt securities	$7,122	$(154)	$1,718	$(82)	$8,840	$(236)

December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$273	$(1)	$130	$(1)	$403	$(2)
Mortgage-backed securities	581	(2)	672	(17)	1,253	(19)
Tax-exempt municipal securities	1,590	(16)	661	(12)	2,251	(28)
Mortgage-backed securities:
Residential	20	—	3	—	23	—
Commercial	131	(1)	28	(1)	159	(2)
Asset-backed securities	107	—	10	—	117	—
Corporate debt securities	1,297	(10)	804	(27)	2,101	(37)
Total debt securities	$3,999	$(30)	$2,308	$(58)	$6,307	$(88)
Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA+ by Standard & Poor's Rating Service, or S&P, at June 30, 2018. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. In addition, 2% of our tax-exempt securities were insured by bond insurers and had an

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 1,180 positions out of a total of approximately 1,480 positions at June 30, 2018. All issuers of securities we own that were trading at an unrealized loss at June 30, 2018 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At June 30, 2018, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2018.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Gross realized gains	$63	$4	$94	$31
Gross realized losses	(10)	(2)	(12)	(3)
Net realized capital gains	$53	$2	$82	$28
There were no material other-than-temporary impairments for the three and six months ended June 30, 2018 or 2017.
The contractual maturities of debt securities available for sale at June 30, 2018, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$722	$720
Due after one year through five years	3,016	2,964
Due after five years through ten years	2,100	2,022
Due after ten years	784	772
Mortgage and asset-backed securities	3,451	3,365
Total debt securities	$10,073	$9,843

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2018 and December 31, 2017, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2018
Cash equivalents	$6,279	$6,279	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	627	—	627	—
Mortgage-backed securities	2,258	—	2,258	—
Tax-exempt municipal securities	2,999	—	2,999	—
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	517	—	517	—
Asset-backed securities	573	—	573	—
Corporate debt securities	2,852	—	2,852	—
Total debt securities	9,843	—	9,843	—
Total invested assets	$16,122	$6,279	$9,843	$—

December 31, 2017
Cash equivalents	$4,564	$4,564	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	531	—	531	—
Mortgage-backed securities	1,610	—	1,610	—
Tax-exempt municipal securities	3,889	—	3,889	—
Mortgage-backed securities:
Residential	26	—	26	—
Commercial	456	—	456	—
Asset-backed securities	408	—	408	—
Corporate debt securities	5,382	—	5,381	1
Total debt securities	12,302	—	12,301	1
Total invested assets	$16,866	$4,564	$12,301	$1

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no material transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018 or 2017. The table above excludes both assets held-for-sale and liabilities held-for-sale, which have been adjusted to fair value, less cost to sell, as a disposal group. See Note 3 for additional disclosures about assets and liabilities held-for-sale at June 30, 2018.
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $4,773 million at June 30, 2018 and $4,770 million at December 31, 2017. The fair value of our senior notes debt was $4,909 million at June 30, 2018 and $5,191 million at December 31, 2017. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $398 million as of June 30, 2018 and $150 million as of December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we acquired MCCI, FPG, and other health and wellness related businesses during 2018 and 2017. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2018 or 2017.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2017 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2018 and December 31, 2017. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	June 30, 2018		December 31, 2017
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$6	$42	$4	$101
Trade accounts payable and accrued expenses	(232)	(2,588)	(255)	(1,085)
Net current liability	(226)	(2,546)	(251)	(984)
Other long-term assets	64	—	—	—
Other long-term liabilities	(87)	—	(28)	—
Net long-term liability	(23)	—	(28)	—
Total net liability	$(249)	$(2,546)	$(279)	$(984)
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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Adjustment Settlement	Reinsurance Recoverables
	(in millions)
Premiums receivable	$65	$—	$62	$—
Other current assets	—	—	—	44
Trade accounts payable and accrued expenses	(103)	—	(80)	—
Other long-term assets	1	—	5	—
Other long-term liabilities	(27)	—	—	—
Total net (liability) asset	$(64)	$—	$(13)	$44
Net collections under the 3Rs were $46 million during the six months ended June 30, 2018 and were $64 million during the six months ended June 30, 2017.
In September 2018, we expect to pay the federal government approximately $1.04 billion for our portion of the annual health insurance industry fee attributed to calendar year 2018 in accordance with the Health Care Reform Law. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. Each year on January 1, except for 2017 when the fee was suspended, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $257 million and $520 million for the three and six months ended June 30, 2018, resulting from the amortization of the 2018 annual health insurance industry fee. The annual health insurance industry fee was suspended for calendar year 2017, and is also, under current law, suspended for calendar year 2019.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2018 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2018	$1,059	$261	$1,961	$3,281
Acquisitions	476	—	138	614
Balance at June 30, 2018	$1,535	$261	$2,099	$3,895

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2018 and December 31, 2017.

		June 30, 2018			December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	8.7 years	$646	$404	$242	$566	$401	$165
Trade names and technology	6.4 years	84	80	4	104	84	20
Provider contracts	11.9 years	68	34	34	68	30	38
Noncompetes and other	8.1 years	34	30	4	32	29	3
Total other intangible assets	8.7 years	$832	$548	$284	$770	$544	$226
Amortization expense for other intangible assets was approximately $21 million for the three months ended June 30, 2018 and $18 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, amortization expense for other intangible assets was approximately $51 million and $36 million, respectively. Amortization expense for the six months ended June 30, 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets. The following table presents our estimate of amortization expense for 2018 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2018	$91
2019	72
2020	69
2021	36
2022	26
2023	16

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30,
	2018	2017
	(in millions)
Balances, beginning of period	$4,668	$4,563
Less: Reinsurance recoverables	(70)	(76)
Balances, beginning of period, net	4,598	4,487
Incurred related to:
Current year	23,543	22,576
Prior years	(338)	(345)
Total incurred	23,205	22,231
Paid related to:
Current year	(18,914)	(18,332)
Prior years	(3,897)	(3,626)
Total paid	(22,811)	(21,958)
Reinsurance recoverable	86	78
Less: Held-for-sale	(58)	—
Balances, end of period	$5,020	$4,838
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
Benefits expense excluded from the previous table was as follows for the six months ended June 30, 2018 and 2017.

	For the six months ended June 30,
	2018	2017
	(in millions)
Future policy benefits:
Individual Commercial	$(14)	$(36)
Other Businesses	15	20
Total future policy benefits	$1	$(16)

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail, Group and Specialty, and Individual Commercial segments as of June 30, 2018 and 2017, net of reinsurance, and the total of IBNR included within the net incurred claims amounts.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30,
	2018	2017
	(in millions)
Balances, beginning of period	$3,963	$3,507
Less: Reinsurance recoverables	(70)	(76)
Balances, beginning of period, net	3,893	3,431
Incurred related to:
Current year	21,069	20,010
Prior years	(247)	(287)
Total incurred	20,822	19,723
Paid related to:
Current year	(17,061)	(16,385)
Prior years	(3,327)	(2,707)
Total paid	(20,388)	(19,092)
Reinsurance recoverable	86	78
Balances, end of period	$4,413	$4,140
At June 30, 2018, benefits payable for our Retail segment included IBNR of approximately $2.9 billion, primarily associated with claims incurred in 2018.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30,
	2018	2017
	(in millions)
Balances, beginning of period	$568	$578
Incurred related to:
Current year	2,665	2,629
Prior years	(34)	(31)
Total incurred	2,631	2,598
Paid related to:
Current year	(2,094)	(2,117)
Prior years	(496)	(518)
Total paid	(2,590)	(2,635)
Balances, end of period	$609	$541
At June 30, 2018, benefits payable for our Group and Specialty segment included IBNR of approximately $530 million, primarily associated with claims incurred in 2018.

Individual Commercial Segment
Activity in benefits payable for our Individual Commercial segment was as follows for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30,
	2018	2017
	(in millions)
Balances, beginning of period	$101	$454
Incurred related to:
Current year	—	304
Prior years	(55)	(26)
Total incurred	(55)	278
Paid related to:
Current year	—	(223)
Prior years	(31)	(378)
Total paid	(31)	(601)
Balance, end of period	$15	$131

At June 30, 2018, benefits payable for our Individual Commercial segment included IBNR of approximately $6 million, associated with claims incurred in 2017 and prior.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

June 30,
2018
Net outstanding liabilities
Retail	$4,327
Group and Specialty	609
Individual Commercial	15
Other Businesses	41
Benefits payable, net of reinsurance	4,992

Reinsurance recoverable on unpaid claims
Retail	86
Total reinsurance recoverable on unpaid claims	86
Held-for-sale	(58)
Total benefits payable, gross	$5,020
10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$193	$650	$684	$1,765
Weighted average outstanding shares of common stock used to compute basic earnings per common share	137,763	144,600	137,833	146,212
Dilutive effect of:
Employee stock options	197	158	205	179
Restricted stock	616	876	665	862
Shares used to compute diluted earnings per common share	138,576	145,634	138,703	147,253
Basic earnings per common share	$1.40	$4.49	$4.96	$12.07
Diluted earnings per common share	$1.39	$4.46	$4.93	$11.98
Number of antidilutive stock options and restricted stock excluded from computation	171	449	408	693

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2017 and 2018 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2017 payments
1/12/2017	1/27/2017	$0.29	$43
3/31/2017	4/28/2017	$0.40	$58
6/30/2017	7/31/2017	$0.40	$58
9/29/2017	10/27/2017	$0.40	$57
2018 payments
12/29/2017	1/26/2018	$0.40	$55
3/30/2018	4/27/2018	$0.50	$69
6/29/2018	7/27/2018	$0.50	$69
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
On December 21, 2017, we entered into an accelerated stock repurchase agreement, or ASR, the December 2017 ASR, with Bank of America, N.A., or BofA, to repurchase $1.0 billion of our common stock as part of the $3.0 billion share repurchase authorization from our Board of Directors. On December 22, 2017, we made a payment of $1.0 billion to BofA from available cash on hand and received an initial delivery of 3.28 million shares of our common stock from BofA based on the then current market price of Humana common stock. The payment to BofA was recorded as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 3.28 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by BofA pending final settlement of the December 2017 ASR. Upon settlement of the ASR on March 26, 2018, we received an additional 0.46 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $267.55, bringing the total shares received under this program to 3.74 million. In addition, upon settlement we reclassified the $200 million value of stock initially held back by BofA from capital in excess of par value to treasury stock.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Excluding the 0.46 million shares received in March 2018 upon final settlement of our ASR Agreement for which no cash was paid during the period, as well as any prior year ASR activity, share repurchases were as follows during the six months ended June 30, 2018 and 2017:

		Six months ended June 30,
		2018		2017
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
February 2017	$2,250	—	$—	—	$—
December 2017	$3,000	0.08	24	—	—
Total repurchases		0.08	$24	—	$—
Our remaining repurchase authorization was approximately $2 billion as of August 1, 2018.
In connection with employee stock plans, we acquired 0.25 million common shares for $69 million and 0.37 million common shares for $78 million during the six months ended June 30, 2018 and 2017, respectively.
Treasury Stock Reissuance
We reissued 0.85 million shares of treasury stock during the six months ended June 30, 2018 at a cost of $89 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized losses, net of tax, on our investment securities of $176 million at June 30, 2018 and net unrealized gains, net of tax, on our investment securities of $125 million at December 31, 2017. In addition, accumulated other comprehensive income included $106 million, net of tax, at December 31, 2017 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 18 to the consolidated financial statements in our 2017 Form 10-K for further discussion of our long-term care insurance policies.
12. INCOME TAXES
The income tax benefit for the three months ended June 30, 2018 reflects a $430 million deferred tax benefit resulting from the loss on the expected sale of KMG attributable to its original tax basis and subsequent capital contributions to fund accumulated losses. See Note 3 for information on the expected sale of KMG. The effective income tax rate was 5.8% for the six months ended June 30, 2018, compared to 35.4% for the six months ended June 30, 2017, primarily due to the deferred tax benefit recognized from the loss on the expected sale of KMG and tax reform law enacted on December 22, 2017 (the "Tax Reform Law"), which was partially offset by the impact of the reinstatement of the non-deductible health insurance industry fee in 2018. The income tax rate for the six months ended June 30, 2017 included previously non-deductible transaction costs that, as a result of the termination of the Merger Agreement, became deductible for tax purposes. The Tax Reform Law reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018. The accounting for certain income tax effects of the Tax Reform Law is provisional. Revisions to prior estimates are recorded as additional analysis is completed using information available at each measurement date during 2018, with adjustments to the income tax provision recorded as new information becomes known. Revisions to our prior estimates for the income tax effects of the Tax Reform Law decreased our tax expense for the six months ended June 30, 2018 by $12.7 million.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13.  DEBT
The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in millions)
Senior notes:
$400 million, 2.625% due October 1, 2019	$399	$399
$400 million, 2.50% due December 15, 2020	398	397
$400 million, 2.90% due December 15, 2022	396	396
$600 million, 3.15% due December 1, 2022	596	595
$600 million, 3.85% due October 1, 2024	596	595
$600 million, 3.95% due March 15, 2027	595	594
$250 million, 8.15% due June 15, 2038	263	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	396
Total long-term debt	$4,773	$4,770
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
Credit Agreement
Our 5-year, $2.0 billion unsecured revolving credit agreement expires May 2022. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The LIBOR spread, currently 110.0 basis points, varies depending on our credit ratings ranging from 91.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, may fluctuate between 9.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.
The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 33.6% as measured in accordance with the credit agreement as of June 30, 2018. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500.0 million incremental loan facility.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At June 30, 2018, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of June 30, 2018, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2018 was $442 million. There were outstanding borrowings of $398 million at June 30, 2018 and $150 million at December 31, 2017.
14. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 80% of our total premiums and services revenue for the six months ended June 30, 2018, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2019. However, our offerings of products under those contracts are subject to approval by CMS, which we expect to receive in the fall of 2018.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk-adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2017, 25% of the risk score was calculated from claims data submitted through EDS. CMS has revised the pace of the phase-in and, for 2018 and 2019, 15% and 25%, respectively, of the risk score will be calculated from claims data submitted through EDS. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

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
In addition, as part of our internal compliance efforts, we routinely perform ordinary course reviews of our internal business processes related to, among other things, our risk coding and data submissions in connection with the risk- adjustment model. These reviews may also result in the identification of errors and the submission of corrections to CMS, that may, either individually or in the aggregate, be material. As such, the result of these reviews may have a material adverse effect on our results of operations, financial position, or cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At June 30, 2018, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2018, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 5.9 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the six months ended June 30, 2018. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
The loss of any of the contracts above or significant changes in these programs as a result of legislative or regulatory action, including reductions in premium payments to us, regulatory restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers.   We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of June 30, 2018.  We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government including, among other allegations, those resulting from coding and review practices under the Medicare risk adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to other allegations of non-performance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.3 billion and $3.2 billion for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017 these amounts were both $6.2 billion. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $30 million and $27 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the amount of this expense was $69 million and $53 million, respectively.
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

Our segment results were as follows for the three and six months ended June 30, 2018 and 2017:

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2018
Revenues - external customers
Premiums:
Individual Medicare Advantage	$8,908	$—	$—	$—	$—	$—	$8,908
Group Medicare Advantage	1,509	—	—	—	—	—	1,509
Medicare stand-alone PDP	914	—	—	—	—	—	914
Total Medicare	11,331	—	—	—	—	—	11,331
Fully-insured	125	1,346	—	10	—	—	1,481
Specialty	—	342	—	—	—	—	342
Medicaid and other	550	—	—	—	9	—	559
Total premiums	12,006	1,688	—	10	9	—	13,713
Services revenue:
Provider	—	—	112	—	—	—	112
ASO and other	3	208	—	—	2	—	213
Pharmacy	—	—	57	—	—	—	57
Total services revenue	3	208	169	—	2	—	382
Total revenues - external customers	12,009	1,896	169	10	11	—	14,095
Intersegment revenues
Services	—	4	4,194	—	—	(4,198)	—
Products	—	—	1,611	—	—	(1,611)	—
Total intersegment revenues	—	4	5,805	—	—	(5,809)	—
Investment income	30	6	17	—	65	46	164
Total revenues	12,039	1,906	5,991	10	76	(5,763)	14,259
Operating expenses:
Benefits	10,270	1,357	—	(9)	39	(121)	11,536
Operating costs	1,210	447	5,749	1	2	(5,648)	1,761
Depreciation and amortization	66	22	36	—	—	(24)	100
Total operating expenses	11,546	1,826	5,785	(8)	41	(5,793)	13,397
Income from operations	493	80	206	18	35	30	862
Loss on business held-for-sale	—	—	—	—	—	(790)	(790)
Interest expense	—	—	—	—	—	53	53
Income (loss) before income taxes	$493	$80	$206	$18	$35	$(813)	$19

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
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
	(in millions)
Six months ended June 30, 2018
Revenues - external customers
Premiums:
Individual Medicare Advantage	$17,878	$—	$—	$—	$—	$—	$17,878
Group Medicare Advantage	3,033	—	—	—	—	—	3,033
Medicare stand-alone PDP	1,810	—	—	—	—	—	1,810
Total Medicare	22,721	—	—	—	—	—	22,721
Fully-insured	250	2,738	—	5	—	—	2,993
Specialty	—	689	—	—	—	—	689
Medicaid and other	1,103	—	—	—	18	—	1,121
Total premiums	24,074	3,427	—	5	18	—	27,524
Services revenue:
Provider	—	—	177	—	—	—	177
ASO and other	5	427	—	—	4	—	436
Pharmacy	—	—	96	—	—	—	96
Total services revenue	5	427	273	—	4	—	709
Total revenues - external customers	24,079	3,854	273	5	22	—	28,233
Intersegment revenues
Services	—	9	8,212	—	—	(8,221)	—
Products	—	—	3,146	—	—	(3,146)	—
Total intersegment revenues	—	9	11,358	—	—	(11,367)	—
Investment income	67	13	23	—	100	102	305
Total revenues	24,146	3,876	11,654	5	122	(11,265)	28,538
Operating expenses:
Benefits	20,822	2,630	—	(69)	65	(242)	23,206
Operating costs	2,432	910	11,190	3	4	(11,029)	3,510
Depreciation and amortization	132	45	85	—	—	(62)	200
Total operating expenses	23,386	3,585	11,275	(66)	69	(11,333)	26,916
Income from operations	760	291	379	71	53	68	1,622
Loss on business held-for-sale	—	—	—	—	—	(790)	(790)
Interest expense	—	—	—	—	—	106	106
Income (loss) before income taxes	$760	$291	$379	$71	$53	$(828)	$726

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
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
Acquisitions and Divestitures
In the third quarter of 2018, we expect to complete the sale of our wholly-owned subsidiary KMG to CGIC. Upon closing, we expect to fund the transaction with approximately $200 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale.
On July 2, 2018 and July 11, 2018, the Consortium completed the acquisitions of Kindred and Curo, respectively, merging Curo with the hospice business of Kindred at Home. As part of these transactions, we acquired a 40% minority interest in Kindred at Home and Curo for total cash consideration of approximately $1.1 billion.
On April 10, 2018, we acquired FPG for cash consideration of approximately $185 million, net of cash received. FPG is one of the largest at-risk providers serving Medicare Advantage and Managed Medicaid HMO patients in Greater

Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. The acquisition of FPG advances our strategy of helping physicians and clinicians evolve from treating health episodically to managing health holistically.
On March 1, 2018, we acquired the remaining equity interest in MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million.
These transactions are more fully discussed in Note 1 and Note 3 to the condensed consolidated financial statements.

Workforce Optimization
We have been committed to productivity initiatives designed to promote operational excellence, accelerate our strategy, fund critical initiatives and advance our growth objectives. During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program that will allow us to achieve these objectives and position us for the future. These programs impacted approximately 3,600 associates, or 7.8%, of our workforce in 2017. As a result, we recorded charges of $148 million, or $0.64 per diluted common share. At December 31, 2017, $140 million was classified as a current liability, included in our condensed consolidated balance sheet in the trade accounts payable and accrued expenses line. Payments under these programs are being made upon termination during the early retirement or severance pay period. The remaining workforce optimization liability at June 30, 2018 was $52 million and is expected to be paid in 2018.
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
2018 Highlights
Consolidated

•
Our consolidated pretax results of $726 million for the six months ended June 30, 2018 as compared to $2.7 billion for the six months ended June 30, 2017 were primarily impacted by the loss on the expected sale of KMG recognized during the six months ended June 30, 2018, lower year-over-year pretax earnings in the Retail, Healthcare Services and Individual Commercial segments, and the net gain associated with the terminated Merger Agreement, mainly the break-up fee, that was recorded in the six months ended June 30, 2018. These items were partially offset by higher year-over-year pretax earnings in the Group and Specialty segment in the six months ended June 30, 2017. The year-over-year comparison was further impacted by the guaranty fund assessment expense to support policyholder obligations of Penn Treaty, an unaffiliated long-term care insurance company, recorded in the six months ended June 30, 2017.

•
In connection with the expected sale of KMG, we recognized a pretax loss, including transaction costs, of $790 million which is reported as loss on business held-for-sale in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2018. We recorded a deferred tax benefit of $430 million from the loss which is included in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2018.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute earnings per common share from share repurchases and the impact of a lower tax rate for the six months ended June 30, 2018.

•
Our 2018 results through June 30, 2018 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2018, approximately 1,978,200 members, or 65.4%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,901,300 members, or 66.5%, at December 31, 2017 and 1,840,000 members, or 64.8%, at June 30, 2017.

•
The annual health insurance industry fee was suspended for calendar year 2017, but has resumed in 2018. Operating costs associated with the health insurer fee attributable to the three and six months ended June 30, 2018 was $257 million and $520 million, respectively. This fee is not deductible for tax purposes, which increases our effective income tax rate. The one-year suspension in 2017 of the health insurer fee significantly reduced our operating costs and effective tax rate during the three and six months ended June 30, 2017. The annual health insurance industry fee is also, under current law, suspended for calendar year 2019.

•
The 2018 quarter includes pretax income from our Individual Commercial business of $18 million, or $0.10 per diluted common share compared to $118 million, or $0.51 per diluted common share, included in the 2017 quarter. The 2018 period includes pretax income from our Individual Commercial business of $71 million, or $0.39 per diluted common share compared to $181 million, or $0.77 per diluted common share, included in the 2017 period.

•
The 2018 period also includes an adjustment to provisional remeasurement of deferred taxes related to rate change from the tax reform law enacted on December 22, 2017 of $12.7 million, or $0.09 per diluted common share.

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

Retail

•
On April 2, 2018, the Centers for Medicare and Medicaid Services (CMS) issued its announcement of 2019 Medicare Advantage Capitation Rates and Medicare Advantage and Part D Payment Policies and Final Call Letter (the Final Rate Notice). We expect the Final Rate Notice to result in a rate increase for our individual Medicare Advantage business that is slightly lower than CMS’ estimate for the sector, on a comparable basis, excluding the impact of Employer Group Waiver Plan (EGWP) funding changes and quality bonus changes.  The difference between our and CMS projections primarily results from the geographic distribution of our members relative to the national average. In addition, the Final Rate Notice clarified that CMS has the authority to permit MA organizations to offer tailored supplemental benefits as recommended by a licensed medical professional. We expect that this additional flexibility will allow us to include supplemental benefits that we believe will improve health outcomes for our members.

•
On April 24, 2018, we received a Notice of Intent to be Awarded a Comprehensive Medicaid Contract under Florida’s Statewide Managed Medicaid Program in all 11 regions, including the South Florida, Tampa, Jacksonville, and Orlando metro areas. The comprehensive program combines the traditional Medicaid, or TANF, and Long-Term Care programs. The new contract will phase in between December 2018 and February 2019.

Group and Specialty Segment

•
The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 5.9 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option. During 2017, we delivered services under the 5-year T3 South Region contract, which expired on December 31, 2017.

Healthcare Services Segment

•
Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 752,700 at June 30, 2018, a decrease of 23.3% from 981,600 at June 30, 2017, and 5.3% from 794,900 at December 31, 2017. We have undergone an optimization process that ensures the appropriate level of member interaction with clinicians, including moving members into a monitoring program as their needs change, and graduating them out of the care management program when they no longer benefit from the services. This drives quality outcomes, which has resulted in reduced segment earnings but higher returns on investment.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee levied on the insurance industry is $14.3 billion in 2018 and is not deductible for income tax purposes, which significantly increases our effective income tax rate. A one year suspension of the health insurer fee, as we experienced in 2017, and under current law, will experience again in 2019, significantly impacts our trend in key operating metrics including our operating cost and medical expense ratios, as well as our effective tax rate.
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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under the Health Care Reform Law, for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers.
It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative, judicial or regulatory changes, including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

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

Comparison of Results of Operations for 2018 and 2017
The following discussion primarily deals with our results of operations for the three months ended June 30, 2018, or the 2018 quarter, the three months ended June 30, 2017, or the 2017 quarter, the six months ended June 30, 2018, or the 2018 period, and the six months ended June 30, 2017, or the 2017 period.
Consolidated

	For the three months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$12,006	$11,273	$733	6.5%
Group and Specialty	1,688	1,673	15	0.9%
Individual Commercial	10	247	(237)	(96.0)%
Other Businesses	9	10	(1)	(10.0)%
Total premiums	13,713	13,203	510	3.9%
Services:
Retail	3	2	1	50.0%
Group and Specialty	208	143	65	45.5%
Healthcare Services	169	83	86	103.6%
Other Businesses	2	2	—	—%
Total services	382	230	152	66.1%
Investment income	164	101	63	62.4%
Total revenues	14,259	13,534	725	5.4%
Operating expenses:
Benefits	11,536	10,889	647	5.9%
Operating costs	1,761	1,453	308	21.2%
Depreciation and amortization	100	92	8	8.7%
Total operating expenses	13,397	12,434	963	7.7%
Income from operations	862	1,100	(238)	(21.6)%
Loss on business held-for-sale	(790)	—	(790)	(100.0)%
Interest expense	53	58	(5)	(8.6)%
Income before income taxes	19	1,042	(1,023)	(98.2)%
(Benefit) provision for income taxes	(174)	392	(566)	(144.4)%
Net income	$193	$650	$(457)	(70.3)%
Diluted earnings per common share	$1.39	$4.46	$(3.07)	(68.8)%
Benefit ratio (a)	84.1%	82.5%		1.6%
Operating cost ratio (b)	12.5%	10.8%		1.7%
Effective tax rate	n/m	37.6%		n/m

n/m	- not meaningful

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs and depreciation and amortization, as a percentage of total revenues less investment income.

	For the six months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$24,074	$22,679	$1,395	6.2%
Group and Specialty	3,427	3,373	54	1.6%
Individual Commercial	5	530	(525)	(99.1)%
Other Businesses	18	19	(1)	(5.3)%
Total premiums	27,524	26,601	923	3.5%
Services:
Retail	5	4	1	25.0%
Group and Specialty	427	304	123	40.5%
Healthcare Services	273	171	102	59.6%
Other Businesses	4	4	—	—%
Total services	709	483	226	46.8%
Investment income	305	212	93	43.9%
Total revenues	28,538	27,296	1,242	4.6%
Operating expenses:
Benefits	23,206	22,215	991	4.5%
Operating costs	3,510	3,006	504	16.8%
Merger termination fee and related costs, net	—	(947)	947	100.0%
Depreciation and amortization	200	184	16	8.7%
Total operating expenses	26,916	24,458	2,458	10.0%
Income from operations	1,622	2,838	(1,216)	(42.8)%
Loss on business held-for-sale	(790)	—	(790)	(100.0)%
Interest expense	106	107	(1)	(0.9)%
Income before income taxes	726	2,731	(2,005)	(73.4)%
Provision for income taxes	42	966	(924)	(95.7)%
Net income	$684	$1,765	$(1,081)	(61.2)%
Diluted earnings per common share	$4.93	$11.98	$(7.05)	(58.8)%
Benefit ratio (a)	84.3%	83.5%		0.8%
Operating cost ratio (b)	12.4%	11.1%		1.3%
Effective tax rate	5.8%	35.4%		(29.6)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding Merger termination fee and related costs, net, and depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income was $193 million, or $1.39 per diluted common share, in the 2018 quarter compared to $650 million, or $4.46 per diluted common share, in the 2017 quarter. Net income was $684 million, or $4.93 per diluted common share, in the 2018 period compared to $1.8 billion, or $11.98 per diluted common share, in the 2017 period. This comparison was impacted by the loss on the expected sale of KMG in 2018, the Merger Agreement break-up fee in 2017, the suspension of the health insurance industry fee for calendar year 2017, the estimated guaranty fund assessment expense to support the policy holders obligations of Penn Treaty, the exit of the Individual Commercial business effective January 1, 2018, and the Tax Reform Law as previously described. Excluding the impact of the items above, the year-over-year comparison primarily was due to lower earnings in the Retail, Healthcare Services and Individual Commercial segments.
Premiums Revenue
Consolidated premiums increased $510 million, or 3.9%, from the 2017 quarter to $13.7 billion for the 2018 quarter and increased $923 million, or 3.5%, from the 2017 period to $27.5 billion for the 2018 period primarily due to higher premiums in the Retail segment, mainly resulting from our Medicare Advantage business, and the Group and Specialty segment. These items were partially offset by lower premiums resulting from the exit of the Individual Commercial business.
Services Revenue
Consolidated services revenue increased $152 million, or 66.1%, from the 2017 quarter to $382 million for the 2018 quarter and increased $226 million, or 46.8%, from the 2017 period to $709 million for the 2018 period primarily due to an increase in services revenue in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income totaled $164 million for the 2018 quarter, increasing $63 million, or 62.4%, from $101 million for the 2017 quarter. For the 2018 period, investment income totaled $305 million, increasing $93 million, or 43.9%, from $212 million in the 2017 period. These increases primarily reflect higher realized capital gains, average invested balances, and interest rates.
Benefits Expense
Consolidated benefits expense was $11.5 billion for the 2018 quarter, an increase of $647 million from the 2017 quarter. For the 2018 period, benefits expense was $23.2 billion, an increase of $991 million from the 2017 period. These increases were primarily due to an increase in the Retail and Group and Specialty segment benefits expense, partially offset by a decrease in the Individual Commercial segment benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $71 million in the 2018 quarter as compared to $114 million in the 2017 quarter. In the 2018 period, we experienced favorable medical claims reserve development related to prior years of $338 million as compared to $345 million in the 2017 period as discussed in the detailed segment results discussion that follows.
The consolidated benefit ratio increased 160 basis points to 84.1% for the 2018 quarter compared to 82.5% for the 2017 quarter. The consolidated benefit for the 2018 period was 84.3%, an 80 basis point increase from 83.5% for the 2017 period. The year-over-year comparison for both the 2018 quarter and period was favorably impacted by the exit of the Individual Commercial business effective January 1, 2018. Excluding the impact of the Individual Commercial segment, the year-over-year comparison was unfavorably impacted by the enhanced 2018 Medicare Advantage member benefits resulting from the investment of the better than expected 2017 individual Medicare Advantage pretax earnings, as well as lower favorable prior-period reserve development, and an increase in the Group and Specialty benefit ratio year-over-year for the 2018 quarter. These items were partially offset by the reinstatement of the health insurance industry fee in 2018, which was contemplated in the pricing and benefit design of our products. The 2018 period was also impacted by a more severe flu season.

The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in the 2018 quarter versus approximately 90 basis points in the 2017 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 120 basis points in the 2018 period versus approximately 130 basis points in the 2017 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $308 million, or 21.2%, during the 2018 quarter compared to the 2017 quarter. Consolidated operating costs increased $504 million, or 16.8%, during the 2018 period compared to the 2017 period primarily due to an increase in operating costs in the Retail and Group and Specialty segments, partially offset by a decrease in operating costs in the Healthcare Services and Individual Commercial segments.
The consolidated operating cost ratio for the 2018 quarter of 12.5% increased 170 basis points from the 2017 quarter. The consolidated operating cost ratio for the 2018 period increased 130 basis points to 12.4% from 11.1% in the 2017 period primarily due to the reinstatement of the health insurance industry fee in 2018, and long-term sustainability investments in the 2018 quarter and period as a result of the Tax Reform Law. Our long-term sustainability investments include investments in our associate workforce, primarily the establishment of an annual incentive program for a broader range of employees, together with additional investments in the communities of our members, technology and our integrated delivery model to drive more affordable healthcare and better clinical outcomes. The ratio was further impacted by the growth in our military services business, which carries a higher operating ratio than our other products, due to the previously disclosed transition to the TRICARE East Region contract effective January 1, 2018. These items were partially offset by the favorable impact of significant operating cost efficiencies in the 2018 quarter and period driven by productivity initiatives implemented in 2017, the favorable year-over-year comparison of the impact of the guaranty fund assessment expense to support policy holder obligations of Penn Treaty in the 2017 period, and the exit of the Individual Commercial business, which carried a higher operating cost ratio than our other products, effective January 1, 2018. The non-deductible health insurance industry fee impacted the operating cost ratio by 180 basis points in both the 2018 quarter and 2018 period.
Depreciation and Amortization
Depreciation and amortization for the 2018 quarter totaled $100 million compared to $92 million for the 2017 quarter. For the 2018 period, depreciation and amortization totaled $200 million compared to $184 million for the 2017 period.
Interest Expense
Interest expense for the 2018 quarter totaled $53 million, compared to $58 million for the 2017 quarter, and totaled $106 million for the 2018 period compared to $107 million for the 2017 period.
Income Taxes
For the 2018 period our effective tax rate was 5.8% compared to the effective tax rate of 35.4% for the 2017 period. These decreases are primarily due to the deferred tax benefit of $430 million resulting from the expected sale of KMG as well as the Tax Reform Law previously discussed, partially offset by the impact of the reinstatement of the non-deductible health insurance industry fee in 2018. The income tax rate for the six months ended June 30, 2017 included previously non-deductible transaction costs that, as a result of the termination of the Merger Agreement, became deductible for tax purposes. The Tax Reform Law reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018. The accounting for certain income tax effects of the Tax Reform Law is provisional. Revisions to prior estimates are recorded as additional analysis is completed using information available at each measurement date during 2018, with adjustments to the income tax provision recorded as new information becomes known. Revisions to our prior estimates for the income tax effects of the Tax Reform Law decreased our tax expense for the six months ended June 30, 2018 by $12.7 million.

Retail Segment

	June 30,		Change
	2018	2017	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,027,200	2,840,100	187,100	6.6%
Group Medicare Advantage	493,100	433,400	59,700	13.8%
Medicare stand-alone PDP	5,008,200	5,236,400	(228,200)	(4.4)%
Total Retail Medicare	8,528,500	8,509,900	18,600	0.2%
State-based Medicaid	325,200	374,900	(49,700)	(13.3)%
Medicare Supplement	241,500	232,700	8,800	3.8%
Total Retail medical members	9,095,200	9,117,500	(22,300)	(0.2)%

	For the three months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$8,908	$8,282	$626	7.6%
Group Medicare Advantage	1,509	1,277	232	18.2%
Medicare stand-alone PDP	914	925	(11)	(1.2)%
Total Retail Medicare	11,331	10,484	847	8.1%
State-based Medicaid	550	671	(121)	(18.0)%
Medicare Supplement	125	118	7	5.9%
Total premiums	12,006	11,273	733	6.5%
Services	3	2	1	50.0%
Total premiums and services revenue	$12,009	$11,275	$734	6.5%
Income before income taxes	$493	$607	$(114)	(18.8)%
Benefit ratio	85.5%	85.8%		(0.3)%
Operating cost ratio	10.1%	8.5%		1.6%

	For the six months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$17,878	$16,658	$1,220	7.3%
Group Medicare Advantage	3,033	2,595	438	16.9%
Medicare stand-alone PDP	1,810	1,866	(56)	(3.0)%
Total Retail Medicare	22,721	21,119	1,602	7.6%
State-based Medicaid	1,103	1,324	(221)	(16.7)%
Medicare Supplement	250	236	14	5.9%
Total premiums	24,074	22,679	1,395	6.2%
Services	5	4	1	25.0%
Total premiums and services revenue	$24,079	$22,683	$1,396	6.2%
Income before income taxes	$760	$977	$(217)	(22.2)%
Benefit ratio	86.5%	87.0%		(0.5)%
Operating cost ratio	10.1%	8.5%		1.6%
Pretax Results

•
Retail segment pretax income was $493 million in the 2018 quarter, a decrease of $114 million, or 18.8%, compared to $607 million in the 2017 quarter and was $760 million in the 2018 period, a decrease of $217 million, or 22.2%, compared to $977 million in the 2017 period. These decreases primarily were due to the result of the investment in benefit design for 2018 Medicare Advantage offerings further discussed below, investments made in the 2018 quarter as a result of the Tax Reform Law as previously described, and lower favorable prior-period reserve development. These items were partially offset by the significant operating cost efficiencies further discussed below. The 2018 period was also impacted by a more severe flu season.

Enrollment

•
Individual Medicare Advantage membership increased 187,100 members, or 6.6%, from June 30, 2017 to June 30, 2018, primarily due to membership additions associated with the most recent Annual Election Period, or AEP, for Medicare beneficiaries.

•
Group Medicare Advantage membership increased 59,700, or 13.8%, from June 30, 2017 to June 30, 2018, primarily due to increased sales to our existing group accounts during the most recent AEP for Medicare beneficiaries.

•
Medicare stand-alone PDP membership decreased 228,200 members, or 4.4%, from June 30, 2017 to June 30, 2018 reflecting net declines during the most recent AEP for Medicare beneficiaries. These declines primarily resulted from the previously disclosed loss of auto assigned members in Florida and South Carolina due to pricing over CMS low income benchmark and continued membership declines in our Enhanced Plan. In addition, growth in our co-branded Walmart plan was significantly lower than historic levels due to the introduction of additional low-priced competitor offerings in many regions.

•
State-based Medicaid membership decreased 49,700 members, or 13.3%, from June 30, 2017 to June 30, 2018, primarily driven by the previously disclosed decision to not participate in Illinois' Integrated Program Medicaid contract, along with lower membership associated with our Florida Medicaid contract due to overall strengthening economic conditions.

Premiums Revenue

•
Retail segment premiums increased $733 million, or 6.5%, from the 2017 quarter to the 2018 quarter and increased $1.4 billion, or 6.2%, from the 2017 period to the 2018 period primarily due to individual and group Medicare Advantage membership growth in the most recent AEP as well as increased per-member premiums for certain products within the segment, partially offset by declines in the state-based contracts and stand-alone PDP revenues resulting from membership declines discussed above. Average group and individual Medicare Advantage membership increased 7.4% for both the 2018 quarter and 2018 period. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per-member premiums. Items impacting average per-member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Benefits Expense

•
The Retail segment benefit ratio decreased 30 basis points from 85.8% in the 2017 quarter to 85.5% in the 2018 quarter and decreased 50 basis points from 87.0% in the 2017 period to 86.5% in the 2018 period. These decreases were primarily due to the reinstatement of the health insurance industry fee in 2018 which was contemplated in the pricing and benefit design of our products. This was partially offset by the unfavorable impact from the enhanced 2018 Medicare Advantage member benefits resulting from the investment of the better than expected 2017 individual Medicare Advantage pretax earnings and lower favorable prior-period reserve development. The 2018 period was also impacted by a more severe flu season.

•
The Retail segment’s benefits expense for the 2018 quarter included $60 million in favorable prior-period medical claims reserve development versus $83 million in the 2017 quarter. For the 2018 period, the Retail segment’s benefit expense include the beneficial effect of $247 million in favorable prior-period reserve development versus $287 million in the 2017 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 50 basis points in the 2018 quarter versus approximately 70 basis points in the 2017 quarter. Favorable prior-period reserve development decreased the Retail segment benefit ratio by approximately 100 basis points in the 2018 period versus approximately 130 basis points in the 2017 period.

Operating Costs

•
The Retail segment operating cost ratio of 10.1% for the 2018 quarter increased 160 basis points from 8.5% for the 2017 quarter. The Retail segment operating cost ratio of 10.1% for the 2018 period increased 160 basis points from 8.5% for the 2017 period. The year-over-year comparison was negatively impacted by the reinstatement of the health insurance industry fee in 2018 and strategic investments made in the 2018 quarter as a result of the Tax Reform Law. These items were partially offset by significant operating cost efficiencies in the 2018 quarter driven by productivity initiatives implemented in 2017. The non-deductible health insurance industry fee impacted the operating cost ratio by 190 basis points in both the 2018 quarter and the 2018 period.

Group and Specialty Segment

	June 30,		Change
	2018	2017	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,050,900	1,107,500	(56,600)	(5.1)%
ASO	458,800	446,800	12,000	2.7%
Military services	5,931,500	3,088,600	2,842,900	92.0%
Total group and specialty medical members	7,441,200	4,642,900	2,798,300	60.3%
Specialty membership (a)	6,227,700	6,917,800	(690,100)	(10.0)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,346	$1,350	$(4)	(0.3)%
Group specialty	342	323	19	5.9%
Total premiums	1,688	1,673	15	0.9%
Services	208	143	65	45.5%
Total premiums and services revenue	$1,896	$1,816	$80	4.4%
Income before income taxes	$80	$101	$(21)	(20.8)%
Benefit ratio	80.4%	78.4%		2.0%
Operating cost ratio	23.5%	21.6%		1.9%

	For the six months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,738	$2,728	$10	0.4%
Group specialty	689	645	44	6.8%
Total premiums	3,427	3,373	54	1.6%
Services	427	304	123	40.5%
Total premiums and services revenue	$3,854	$3,677	$177	4.8%
Income before income taxes	$291	$272	$19	7.0%
Benefit ratio	76.7%	77.0%		(0.3)%
Operating cost ratio	23.6%	21.5%		2.1%
Pretax Results

•
Group and Specialty segment pretax income decreased $21 million, or 20.8%, from $101 million in the 2017 quarter to $80 million in the 2018 quarter primarily reflecting the increase in the benefit ratio, partially offset by higher pretax earnings associated with our military services and specialty businesses. Group and Specialty segment pretax income increased $19 million, or 7.0%, from $272 million in the 2017 period to $291 million in the 2018 period primarily reflecting a decrease in the benefit ratio along with higher pretax earnings associated with our military business.

Enrollment

•
Fully-insured commercial group medical membership decreased 56,600 members, or 5.1%, from June 30, 2017 to June 30, 2018 reflecting lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products in 2018.

•
Group ASO commercial medical membership increased 12,000 members, or 2.7%, from June 30, 2017 to June 30, 2018 reflecting more small group accounts selecting level-funded ASO products in 2018, partially offset by the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Military services membership increased 2,842,900 members, or 92.0%, from June 30, 2017 to June 30, 2018 primarily due to our transition to providing healthcare services to military service members, retirees, and their families under the new T2017 East Region contract covering 32 states, which became effective January 1, 2018.

•
Specialty membership decreased 690,100 members, or 10.0%, from June 30, 2017 to June 30, 2018 primarily due to reinsuring a portion of our voluntary benefits and financial protection products membership to a third party in connection with the previously disclosed expected sale of KMG, as well as the losses of some large group accounts offering stand-alone dental and vision products. These decreases were partially offset by an increase in individual dental and vision membership.

Premiums Revenue

•
Group and Specialty segment premiums increased $15 million, or 0.9%, from the 2017 quarter to $1.7 billion for the 2018 quarter and increased $54 million, or 1.6%, from the 2017 period to $3.4 billion for the 2018 period. These increases were primarily due to higher stop-loss premiums related to our small group level funded accounts and higher per-member premiums across most lines of business in the segment, partially offset by declines in average group fully-insured commercial medical membership.
Services Revenue

•
Group and Specialty segment services revenue increased $65 million, or 45.5%, from the 2017 quarter to $208 million for the 2018 quarter and increased $123 million, or 40.5%, from the 2017 period to $427 million for the 2018 period as a result of the transition to the TRICARE T2017 East Region contract on January 1, 2018.

Benefits Expense

•
The Group and Specialty segment benefit ratio increased 200 basis points from 78.4% in the 2017 quarter to 80.4% in the 2018 quarter primarily due to the unfavorable impact of seasonality on our fully-insured medical claims, the impact of the unfavorable comparison of the favorable prior-period reserve development, the impact of lower premiums resulting from the adjustment of our commercial risk adjustment, or CRA, accrual related to the Affordable Care Act, or ACA, compliant business resulting from the release of the Centers for Medicare & Medicaid Services' final 2017 CRA data. Also contributing was a change in membership mix, including the expected migration of healthier groups to ASO level funded products in 2018, which is occurring at an accelerated pace relative to our initial expectations. These factors were partially offset by the reinstatement of the health insurance industry fee in 2018 which was contemplated in the pricing of our products. The Group and Specialty segment benefit ratio decreased 30 basis points from 77.0% in the 2017 period to 76.7% in the 2018 period primarily due to the reinstatement of the health insurance industry fee in 2018, partially offset by the same unfavorable factors in the year-over-year quarter comparison, excluding the impact of the favorable prior-period reserve development.

•
The Group and Specialty segment's benefits expense included $11 million in favorable prior-period medical claims reserve development in the 2017 quarter versus none in the 2018 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 70 basis points in the 2017 quarter. The Group and Specialty segment's benefits expense included the beneficial effect of a favorable prior-period medical claims reserve development of $34 million in the 2018 period versus $31 million in the 2017 period. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 100 basis points in the 2018 period and 90 basis points in the 2017 period.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 23.5% for the 2018 quarter increased 190 basis points from 21.6% for the 2017 quarter. For the 2018 period, the Group and Specialty segment operating cost ratio of 23.6% increased 210 basis points from 21.5% for the 2017 period. These increases primarily were due to the reinstatement of the health insurance industry fee in 2018, growth in our military services business, which carries a higher operating cost ratio than other products within the segment, as a result of the transition to the TRICARE T2017 East Region contract, and investments made in the 2018 quarter as a result of the Tax Reform Law as previously described. These items were partially offset by significant operating cost efficiencies in the 2018 quarter driven by productivity initiatives implemented in 2017. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in both the 2018 quarter and the 2018 period.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Revenues:
Services:
Pharmacy solutions	$57	$20	$37	185.0%
Clinical care services	45	46	(1)	(2.2)%
Provider services	67	17	50	294.1%
Total services revenues	169	83	86	103.6%
Intersegment revenues:
Pharmacy solutions	5,094	5,194	(100)	(1.9)%
Provider services	541	397	144	36.3%
Clinical care services	170	300	(130)	(43.3)%
Total intersegment revenues	5,805	5,891	(86)	(1.5)%
Total services and intersegment revenues	$5,974	$5,974	$—	—%
Income before income taxes	$206	$270	$(64)	(23.7)%
Operating cost ratio	96.2%	95.0%		1.2%

	For the six months ended June 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Revenues:
Services:
Pharmacy solutions	$96	$38	$58	152.6%
Clinical care services	89	96	(7)	(7.3)%
Provider services	88	37	51	137.8%
Total services revenues	273	171	102	59.6%
Intersegment revenues:
Pharmacy solutions	10,089	10,335	(246)	(2.4)%
Provider services	919	815	104	12.8%
Clinical care services	350	603	(253)	(42.0)%
Total intersegment revenues	11,358	11,753	(395)	(3.4)%
Total services and intersegment revenues	$11,631	$11,924	$(293)	(2.5)%
Income before income taxes	$379	$514	$(135)	(26.3)%
Operating cost ratio	96.2%	95.2%		1.0%
Pretax Results

•
Healthcare Services segment pretax income of $206 million for the 2018 quarter decreased $64 million, or 23.7%, from $270 million in the 2017 quarter. For the 2018 period, the Healthcare Services segment pretax income of $379 million decreased $135 million, or 26.3%, from $514 million in the 2017 period. These decreases primarily were due to the impact of the optimization process associated with our chronic care management programs, as well as the investments made in the 2018 quarter as a result of the Tax Reform Law as previously described.
Script Volume

•
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 110 million in the 2018 quarter, up 1.9%, versus scripts of approximately 108 million in the 2017 quarter. For the 2018 period, script volumes increased to approximately 218 million, up 1.5%, versus scripts of approximately 215 million in the 2017 period. These increases primarily reflected growth associated with higher individual Medicare Advantage membership, partially offset by the decline in stand-alone PDP and Individual Commercial membership.

Services Revenues

•
Services revenues increased $86 million, or 103.6%, from the 2017 quarter to $169 million for the 2018 quarter and increased $102 million, or 59.6%, from the 2017 period to $273 million for the 2018 period primarily due to service revenue growth from our provider services and pharmacy solutions businesses.

Intersegment Revenues

•
Intersegment revenues decreased $86 million, or 1.5%, from the 2017 quarter to $5.8 billion for the 2018 quarter and decreased $395 million, or 3.4%, from the 2017 period to $11.4 billion for the 2018 period primarily due to the loss of intersegment revenues associated with our exit from the Individual commercial business, a decline in pharmacy solutions revenue year-over-year primarily due to lower stand-alone PDP membership, the result of improving the effectiveness of our chronic care management programs previously discussed, and the impact to our provider services business of the lower Medicare rates year-over-year in geographies where our provider assets are primarily located. These declines were partially offset by Medicare Advantage membership growth in both the 2018 quarter and period, as well higher revenues associated with our provider services business reflecting our previously disclosed acquisition of MCCI Holdings, LLC.

Operating Costs

•
The Healthcare Services segment operating cost ratio of 96.2% for the 2018 quarter increased 120 basis points from 95.0% for the 2017 quarter and increased 100 basis points from 95.2% for the 2017 period to 96.2% for the 2018 period primarily due to the lag in operating cost reduction associated with improving the effectiveness of our chronic conditions management programs, as compared to the timing of reduction in revenue, and the long-term sustainability investments in the 2018 quarter and period as a result of the Tax Reform Law. These items were partially offset by significant operating cost efficiencies in the 2018 quarter and period driven by productivity initiatives implemented in 2017.

Individual Commercial Segment

•
Individual Commercial segment pretax income of $18 million for the 2018 quarter decreased $100 million from the 2017 quarter and decreased $110 million from the 2017 period. The pretax income in the 2018 quarter and period primarily reflects the impact of favorable prior-period reserve development.

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
Cash and cash equivalents, including amounts classified as held-for-sale, increased to approximately $8.8 billion at June 30, 2018 from $4.0 billion at December 31, 2017. The change in cash and cash equivalents for the six months ended June 30, 2018 and 2017 is summarized as follows:

	Six Months Ended
	2018	2017
	(in millions)
Net cash provided by operating activities	$3,561	$4,099
Net cash used in investing activities	(287)	(1,078)
Net cash provided by financing activities	1,515	1,241
Increase in cash and cash equivalents	$4,789	$4,262
Cash Flow from Operating Activities
Our operating cash flows for the 2018 period and 2017 period were each significantly impacted by the early receipt of the Medicare premium remittances of $3.3 billion in June 2018 and $3.1 billion in June 2017 because the payment dates of July 2018 and July 2017 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at June 30, 2018. Our operating cash flows for the 2018 period were negatively impacted by approximately $230 million related to reinsuring certain voluntary benefit and financial protection products to a third party in connection with the expected sale of KMG. Our operating cash flows for the 2017 period were also significantly impacted by the receipt of the $1 billion Merger Agreement break-up fee. Excluding the effects of the reinsurance transactions, Merger termination fee and the timing of the Medicare premium remittances, our operating cash flows were primarily impacted by the timing of working capital items.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	2018 Period Change	2017 Period Change
	(in millions)
IBNR (1)	$3,430	$3,154	$276	$(117)
Reported claims in process (2)	732	614	118	(73)
Other benefits payable (3)	916	900	16	465
Total benefits payable (4)	$5,078	$4,668	$410	$275

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

(3)	Other benefits payable primarily include amounts owed to providers under capitated and risk sharing arrangements.

(4)	Includes $58 million classified as held-for-sale at June 30, 2018.
The increase in benefits payable from December 31, 2017 to June 30, 2018 primarily was due to an increase in IBNR, primarily as a result of Medicare Advantage membership growth as well as an increase in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2016 to June 30, 2017 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements. This was partially offset by a decrease in IBNR primarily driven by declines in individual commercial medical membership in the 2017 period, partially offset by an increase in group Medicare Advantage membership.
The detail of total net receivables was as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	2018 Period Change	2017 Period Change
	(in millions)
Medicare	$1,181	$511	$670	$952
Commercial and other	238	273	(35)	139
Military services	132	166	(34)	33
Allowance for doubtful accounts	(80)	(96)	16	26
Total net receivables	$1,471	$854	$617	$1,150
Reconciliation to cash flow statement:
Change in receivables held-for-sale			2	—
Change in receivables per cash flow statement resulting in cash from operations			$619	$1,150
The changes in Medicare receivables for both the 2018 period and the 2017 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
Net proceeds from investment securities sales in the 2018 period of $339 million primarily reflects action to fund the reinsurance transactions associated with the expected sale of KMG described previously. We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $836 million in the 2017 period.
On March 1, 2018 we acquired the remaining equity interest in MCCI. The purchase price included, in part, cash consideration of $169 million, as discussed in Note 3 to the condensed consolidated financial statements.

On April 10, 2018, we acquired Family Physicians Group, or FPG, for cash consideration of approximately $185 million.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $272 million in the 2018 period and $233 million in the 2017 period.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $1.6 billion during the 2018 period and higher than claims payments by $2.1 billion during the 2017 period.
Under our administrative services only TRICARE contracts, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $33 million in the 2018 period. In the 2017 period, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $6 million.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $13 million higher than reimbursements from HHS during the 2018 period. In the 2017 period, receipts from HHS associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $4 million higher than claims payments.
On March 26, 2018 we completed the final settlement of our accelerated stock repurchase along with 0.08 million additional share repurchases under the current stock repurchase authorization during the 2018 period for $24 million. We also acquired common shares in connection with employee stock plans for an aggregate cost of $69 million in the 2018 period and $78 million in the 2017 period.
In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 31, 2017, were $991 million.
Net proceeds from the issuance of commercial paper were $243 million in the 2018 period. Repayments of commercial paper were $102 million in the 2017 period. The maximum principal amount outstanding at any one time during the 2018 period was $442 million.
We paid dividends to stockholders of $126 million during the 2018 period and $104 million during the 2017 period.
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

Acquisitions and Divestitures
In the third quarter of 2018, we expect to complete the sale of our wholly-owned subsidiary KMG to CGIC. Upon closing, we expect to fund the transaction with approximately $200 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $150 million of statutory capital with the sale.
During the 2018 period, we completed the acquisition of MCCI and FPG for total cash consideration of $354 million.
During July 2018 we paid cash consideration of approximately $1.1 billion as part of the Consortium's investment in Kindred, which includes both the Kindred at Home Division and Curo Health Services businesses.

For a detailed discussion of these transactions, please refer to Note 3 to the condensed consolidated financial statements.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2018 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.8 billion at June 30, 2018 compared to $688 million at December 31, 2017. This increase primarily was due to insurance subsidiary dividends in excess of capital contributions from our parent company as well as operating cash derived from our non-insurance subsidiaries during the 2018 period. These items were partially offset by the impact of capital contributions into a subsidiary to fund Medicare growth, as well as the acquisitions of MCCI and FPG, dividends and capital expenditures. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
In the third quarter of 2018, we expect to complete the sale of our wholly-owned subsidiary KMG to CGIC, a Texas-based insurance company wholly owned by HC2, which is expected to require approximately $200 million of funding from our parent company. Total cash and cash equivalents, including estimated parent company funding requirements subject to disposal at June 30, 2018, was $779 million. See Note 3 to our condensed consolidated financial statements.
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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2018, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $7.8 billion, which exceeded aggregate minimum regulatory requirements of $5.2 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. The amount of dividends paid to our parent company was approximately $1.9 billion during the six months ended June 30, 2018 compared to $1.4 billion during the six months ended June 30, 2017. Actual dividends paid may vary year over year due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA+ at June 30, 2018. Our net unrealized position decreased $428 million from a net unrealized gain position of $198 million at December 31, 2017 to a net unrealized loss position of $230 million at June 30, 2018. At June 30, 2018, we had gross unrealized losses of $236 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the six months ended June 30, 2018. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.2 years as of June 30, 2018 and approximately 4.1 years as of December 31, 2017. The decline in the average duration is reflective of the longer duration securities associated with the expected sale of KMG. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $356 million at June 30, 2018.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2018.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2018	—	$—	—	$2,000,000,000
May 2018	—	—	—	2,000,000,000
June 2018	78,423	299.47	78,423	1,976,514,548
Total	78,423	$299.47	78,423

(1)
On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment bankers), subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was approximately $2 billion as of August 1, 2018.

(2)	Excludes 0.25 million shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
None.

Item 6:	Exhibits

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

101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 1, 2018	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)