Form 10-Q
period 2018-09-30
HUMANA INC
filed 2018-11-07
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5975

HUMANA INC. (Exact name of registrant as specified in its charter)

Delaware	61-0647538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 West Main Street
Louisville, Kentucky 40202
(Address of principal executive offices, including zip code)
(502) 580-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2018
$0.16 2/3 par value	137,186,880 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2018

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,142	$4,042
Investment securities	9,695	9,557
Receivables, less allowance for doubtful accounts of $92 in 2018 and $96 in 2017	1,062	854
Other current assets	4,178	2,949
Total current assets	19,077	17,402
Property and equipment, net	1,685	1,584
Long-term investment securities	405	2,745
Equity method investment in Kindred at Home	1,048	—
Goodwill	3,895	3,281
Other long-term assets	1,380	2,166
Total assets	$27,490	$27,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$5,020	$4,668
Trade accounts payable and accrued expenses	5,413	4,069
Book overdraft	199	141
Unearned revenues	294	378
Short-term debt	398	150
Total current liabilities	11,324	9,406
Long-term debt	4,774	4,770
Future policy benefits payable	196	2,923
Other long-term liabilities	603	237
Total liabilities	16,897	17,336
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,593,361 shares issued at September 30, 2018 and 198,572,458 shares issued at December 31, 2017	33	33
Capital in excess of par value	2,707	2,445
Retained earnings	14,786	13,670
Accumulated other comprehensive (loss) income	(206)	19
Treasury stock, at cost, 61,406,481 shares at September 30, 2018 and 60,893,762 shares at December 31, 2017	(6,727)	(6,325)
Total stockholders’ equity	10,593	9,842
Total liabilities and stockholders’ equity	$27,490	$27,178
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions, except per share results)
Revenues:
Premiums	$13,712	$12,955	$41,236	$39,556
Services	381	223	1,090	706
Investment income	113	104	418	316
Total revenues	14,206	13,282	42,744	40,578
Operating expenses:
Benefits	11,243	10,642	34,449	32,857
Operating costs	1,900	1,688	5,410	4,694
Merger termination fee and related costs, net	—	—	—	(947)
Depreciation and amortization	102	94	302	278
Total operating expenses	13,245	12,424	40,161	36,882
Income from operations	961	858	2,583	3,696
Loss on sale of business	(4)	—	786	—
Interest expense	53	59	159	166
Other expense, net	11	—	11	—
Income before income taxes and equity in net earnings	901	799	1,627	3,530
Provision for income taxes	266	300	308	1,266
Equity in net earnings of Kindred at Home	9	—	9	—
Net income	$644	$499	$1,328	$2,264
Basic earnings per common share	$4.68	$3.46	$9.64	$15.56
Diluted earnings per common share	$4.65	$3.44	$9.58	$15.44
Dividends declared per common share	$0.50	$0.40	$1.50	$1.20
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$644	$499	$1,328	$2,264
Other comprehensive (loss) income:
Change in gross unrealized investment gains/losses	(42)	26	(254)	152
Effect of income taxes	10	(9)	64	(56)
Total change in unrealized investment gains/losses, net of tax	(32)	17	(190)	96
Reclassification adjustment for net realized losses (gains)	3	—	(49)	(28)
Effect of income taxes	(1)	—	14	10
Total reclassification adjustment, net of tax	2	—	(35)	(18)
Other comprehensive (loss) income, net of tax	(30)	17	(225)	78
Comprehensive income	$614	$516	$1,103	$2,342

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2018
Balances, June 30, 2018	198,591	$33	$2,672	$14,211	$(176)	$(6,529)	$10,211
Net income				644			644
Other comprehensive loss					(30)		(30)
Common stock repurchases			—			(201)	(201)
Dividends and dividend equivalents			—	(69)			(69)
Stock-based compensation			35				35
Restricted stock unit vesting	—	—	(3)			3	—
Stock option exercises	2	—	3			—	3
Balances, September 30, 2018	198,593	$33	$2,707	$14,786	$(206)	$(6,727)	$10,593

Three months ended September 30, 2017
Balances, June 30, 2017	198,570	$33	$2,306	$13,101	$(5)	$(4,482)	$10,953
Net income				499			499
Other comprehensive income					17		17
Common stock repurchases			300			(541)	(241)
Dividends and dividend equivalents			—	(58)			(58)
Stock-based compensation			33				33
Restricted stock unit vesting	—	—	(6)			6	—
Stock option exercises	2	—	8				8
Balances, September 30, 2017	198,572	$33	$2,641	$13,542	$12	$(5,017)	$11,211
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2018
Balances, December 31, 2017	198,572	$33	$2,445	$13,670	$19	$(6,325)	$9,842
Net income				1,328			1,328
Other comprehensive loss				(4)	(225)		(229)
Common stock repurchases			200			(494)	(294)
Dividends and dividend equivalents			—	(208)			(208)
Stock-based compensation			105				105
Restricted stock unit vesting	—	—	(92)			92	—
Stock option exercises	21	—	49				49
Balances, September 30, 2018	198,593	$33	$2,707	$14,786	$(206)	$(6,727)	$10,593

Nine months ended September 30, 2017
Balances, December 31, 2016	198,495	$33	$2,562	$11,454	$(66)	$(3,298)	$10,685
Net income				2,264			2,264
Other comprehensive income					78		78
Common stock repurchases			—			(1,819)	(1,819)
Dividends and dividend equivalents			—	(176)			(176)
Stock-based compensation			116				116
Restricted stock unit vesting	—	—	(100)			100	—
Stock option exercises	77	—	63				63
Balances, September 30, 2017	198,572	$33	$2,641	$13,542	$12	$(5,017)	$11,211

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$1,328	$2,264
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	786	—
Net realized capital gains	(90)	(28)
Equity in net earnings of Kindred at Home	(9)	—
Stock-based compensation	105	116
Depreciation	330	303
Other intangible amortization	70	54
Provision (benefit) for deferred income taxes	165	(54)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(211)	358
Other assets	(939)	(369)
Benefits payable	410	396
Other liabilities	548	641
Unearned revenues	(84)	3,167
Other, net	97	114
Net cash provided by operating activities	2,506	6,962
Cash flows from investing activities
Cash transferred in sale of business	(805)	—
Acquisitions, net of cash acquired	(354)	(10)
Acquisition, equity method investment in Kindred at Home	(1,095)	—
Purchases of property and equipment, net	(436)	(376)
Purchases of investment securities	(3,379)	(4,337)
Maturities of investment securities	815	919
Proceeds from sales of investment securities	2,614	2,028
Net cash used in investing activities	(2,640)	(1,776)
Cash flows from financing activities
Receipts from contract deposits, net	378	1,931
Proceeds from issuance of senior notes, net	—	985
Proceeds (repayment) from issuance of commercial paper, net	240	(153)
Change in book overdraft	58	(41)
Common stock repurchases	(294)	(1,819)
Dividends paid	(195)	(162)
Proceeds from stock option exercises and other	47	61
Net cash provided by financing activities	234	802
Increase in cash and cash equivalents	100	5,988
Cash and cash equivalents at beginning of period	4,042	3,877
Cash and cash equivalents at end of period	$4,142	$9,865
Supplemental cash flow disclosures:
Interest payments	$120	$124
Income tax payments, net	$511	$1,206

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
Workforce Optimization
During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program. These programs impacted approximately 3,600 associates, or 7.8%, of our workforce in 2017. As a result, in 2017 we recorded charges of $148 million, or $0.64 per diluted common share. At December 31, 2017, $140 million was classified as a current liability, included in our condensed consolidated balance sheet in the trade accounts payable and accrued expenses line. Payments under these programs are being made upon termination during the early retirement or severance pay period. The remaining workforce optimization liability at September 30, 2018 was $29 million and is expected to be substantially paid in 2018.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At September 30, 2018, accounts receivable related to services were $148 million. For the three and nine months ended September 30, 2018, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at September 30, 2018.
For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations was not material.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 97% of our consolidated external revenues for the three and nine months ended September 30, 2018, are not included in the scope of the new guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective approach. As the majority of our revenues are not subject to the new guidance and the remaining revenues’ accounting treatment did not materially differ from pre-existing accounting treatment, the adoption of the new standard did not have a material impact on our consolidated results of operations, financial condition, cash flows, or related disclosures.

In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new guidance is effective for us beginning with annual and interim periods in 2019, with earlier adoption permitted. We expect to adopt the guidance that allows us not to adjust comparative periods and record a cumulative effect adjustment, if any, to retained earnings. We are in the process of implementing a new lease accounting system and expect to record significant leased assets and corresponding lease obligations based on our existing population of individual leases. We do not expect a material impact on our results of operations or cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

adopted this guidance in the first quarter of 2018 and it did not have a material impact on our results of operations, financial condition or cash flows.
In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers and reinsurers. The new guidance is effective for us beginning with annual and interim periods in 2021, with earlier adoption permitted, and requires retrospective application to previously issued annual and interim financial statements. We are currently evaluating the impact on our results of operations, financial position and cash flows.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.
3. ACQUISITIONS AND DIVESTITURES
Acquisition of a 40% Minority Interest in Kindred’s Homecare Business and Curo Health Services

On July 2, 2018, we completed the acquisition of a 40% minority interest in the Kindred at Home Division, or Kindred at Home, of Kindred Healthcare, Inc., or Kindred, for cash consideration of approximately $850 million, including our share of transaction and related expenses. TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, collectively, the Sponsors, along with us jointly created a consortium to purchase all of the outstanding and issued securities of Kindred. Immediately following the closing of that transaction, Kindred at Home and the Specialty Hospital company were separated, with the result being that the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital Company) is owned by the Sponsors and Kindred at Home is owned by a joint venture owned by the Sponsors and us.
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
We account for our 40% investment in Kindred at Home using the equity method of accounting. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted to our share of the net income or loss from Kindred at Home. This investment is reflected as "Equity method investment in Kindred at Home" in our condensed consolidated balance sheets, and our share of income or loss is included in our condensed consolidated statements of income in the line captioned "Equity in net earnings of Kindred at Home."
We entered into a shareholders agreement with the Sponsors that provide for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture starting at the end of year three and ending at the end of year four following the closing. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning at the end of year four and ending at the end of year five following the closing. The put and call options, which provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation. The simulation relies on assumptions around Kindred at Home's equity value, risk free interest rates, volatility, and the details specific to the put and call options. Both options are exercisable at a fixed EBITDA multiple. The final purchase price allocation resulted in approximately $1 billion being allocated to the investment and $236 million and $291 million allocated to the put and call options, respectively. The fair values of the put option and call option were $221 million and $265 million, respectively, at September 30, 2018. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other expense, net" in our condensed consolidated statements of income.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Sale of Closed Block of Commercial Long-Term Care Insurance Business

On August 9, 2018, we completed the sale of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG's subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care policies. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale.
In connection with the sale of KMG, we recognized a pretax loss, including transaction costs, of $786 million which is reported as loss on sale of business in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2018. We recorded a $430 million income tax benefit resulting from the loss which is included in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2018.
During the nine months ended September 30, 2018, we entered into reinsurance contracts to transfer the risk associated with certain voluntary benefit and financial protection products previously issued primarily by KIC to a third party. We transferred approximately $245 million of cash to the third party and recorded a commensurate reinsurance recoverable as a result of these transactions. The reinsurance recoverable was included as part of the net assets disposed. There was no material impact to operating results from these reinsurance transactions.
KMG revenues for the nine months ended September 30, 2018 and 2017 were $182 million and $199 million, respectively. For the nine months ended September 30, 2018 and 2017 KMG pretax income was $47 million and pretax loss was $15 million, respectively. KMG revenues and pretax loss for the three months ended September 30, 2017 were $66 million and $5 million, respectively, and were not material for the three months ended September 30, 2018.
The assets and liabilities of KMG that were disposed of on August 9, 2018 were as follows:

August 9, 2018
Assets	(in millions)
Cash and cash equivalents	$805
Receivables, net	3
Investment securities	1,576
Other assets	1,085
Total assets disposed	$3,469
Liabilities
Benefits payable	$58
Trade accounts payable and accrued expenses	70
Future policy benefits payable	2,573
Total liabilities disposed	$2,701

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Acquisitions and Divestitures
On March 1, 2018, we acquired the remaining equity interest in MCCI Holdings, LLC, or MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million. This resulted in a preliminary purchase price allocation to goodwill of $479 million, other intangible assets of $80 million, and net tangible assets of $27 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 8 years. Goodwill and other intangible assets are amortizable as deductible expenses for tax purposes.
On April 10, 2018, we acquired Family Physicians Group, or FPG, for cash consideration of approximately $185 million, net of cash received. FPG serves Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. This resulted in a preliminary purchase price allocation to goodwill of $135 million, other intangible assets of $38 million and net tangible assets of $17 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 4.9 years. The purchase price allocations for MCCI and FPG are preliminary, subject to completion of valuation analysis, including for example, refining assumptions used to calculate the fair value of intangible assets.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2018 and December 31, 2017, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$649	$—	$(5)	$644
Mortgage-backed securities	2,418	—	(89)	2,329
Tax-exempt municipal securities	2,920	2	(65)	2,857
Mortgage-backed securities:
Residential	57	—	(1)	56
Commercial	528	—	(18)	510
Asset-backed securities	686	—	(2)	684
Corporate debt securities	3,111	2	(93)	3,020
Total debt securities	$10,369	$4	$(273)	$10,100

December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$532	$1	$(2)	$531
Mortgage-backed securities	1,625	4	(19)	1,610
Tax-exempt municipal securities	3,884	33	(28)	3,889
Mortgage-backed securities:
Residential	26	—	—	26
Commercial	455	3	(2)	456
Asset-backed securities	407	1	—	408
Corporate debt securities	5,175	244	(37)	5,382
Total debt securities	$12,104	$286	$(88)	$12,302

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2018 and December 31, 2017, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$476	$(1)	$143	$(4)	$619	$(5)
Mortgage-backed securities	1,661	(52)	642	(37)	2,303	(89)
Tax-exempt municipal securities	1,578	(29)	1,120	(36)	2,698	(65)
Mortgage-backed securities:
Residential	56	(1)	1	—	57	(1)
Commercial	407	(13)	74	(5)	481	(18)
Asset-backed securities	480	(2)	15	—	495	(2)
Corporate debt securities	1,835	(43)	882	(50)	2,717	(93)
Total debt securities	$6,493	$(141)	$2,877	$(132)	$9,370	$(273)

December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$273	$(1)	$130	$(1)	$403	$(2)
Mortgage-backed securities	581	(2)	672	(17)	1,253	(19)
Tax-exempt municipal securities	1,590	(16)	661	(12)	2,251	(28)
Mortgage-backed securities:
Residential	20	—	3	—	23	—
Commercial	131	(1)	28	(1)	159	(2)
Asset-backed securities	107	—	10	—	117	—
Corporate debt securities	1,297	(10)	804	(27)	2,101	(37)
Total debt securities	$3,999	$(30)	$2,308	$(58)	$6,307	$(88)
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA+ by Standard & Poor's Rating Service, or S&P, at September 30, 2018. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. In addition, 2% of our tax-exempt securities were insured by bond insurers and had an

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

equivalent weighted average S&P credit rating of AA exclusive of the bond insurers’ guarantee. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 1,250 positions out of a total of approximately 1,520 positions at September 30, 2018. All issuers of securities we own that were trading at an unrealized loss at September 30, 2018 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At September 30, 2018, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2018.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Gross realized gains	$10	$3	$105	$34
Gross realized losses	(2)	(3)	(15)	(6)
Net realized capital gains	$8	$—	$90	$28
There were no material other-than-temporary impairments for the three and nine months ended September 30, 2018 or 2017.
The contractual maturities of debt securities available for sale at September 30, 2018, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$711	$709
Due after one year through five years	3,152	3,092
Due after five years through ten years	2,038	1,962
Due after ten years	779	758
Mortgage and asset-backed securities	3,689	3,579
Total debt securities	$10,369	$10,100

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2018 and December 31, 2017, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2018
Cash equivalents	$4,990	$4,990	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	644	—	644	—
Mortgage-backed securities	2,329	—	2,329	—
Tax-exempt municipal securities	2,857	—	2,857	—
Mortgage-backed securities:
Residential	56	—	56	—
Commercial	510	—	510	—
Asset-backed securities	684	—	684	—
Corporate debt securities	3,020	—	3,020	—
Total debt securities	10,100	—	10,100	—
Total invested assets	$15,090	$4,990	$10,100	$—

December 31, 2017
Cash equivalents	$4,564	$4,564	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	531	—	531	—
Mortgage-backed securities	1,610	—	1,610	—
Tax-exempt municipal securities	3,889	—	3,889	—
Mortgage-backed securities:
Residential	26	—	26	—
Commercial	456	—	456	—
Asset-backed securities	408	—	408	—
Corporate debt securities	5,382	—	5,381	1
Total debt securities	12,302	—	12,301	1
Total invested assets	$16,866	$4,564	$12,301	$1

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $4,774 million at September 30, 2018 and $4,770 million at December 31, 2017. The fair value of our senior notes debt was $4,879 million at September 30, 2018 and $5,191 million at December 31, 2017. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.
Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings. There were outstanding commercial paper borrowings of $398 million as of September 30, 2018 and $150 million as of December 31, 2017.

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
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2017 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2018 and December 31, 2017. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	September 30, 2018		December 31, 2017
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$6	$268	$4	$101
Trade accounts payable and accrued expenses	(214)	(1,688)	(255)	(1,085)
Net current liability	(208)	(1,420)	(251)	(984)
Other long-term assets	27	—	—	—
Other long-term liabilities	(122)	—	(28)	—
Net long-term liability	(95)	—	(28)	—
Total net liability	$(303)	$(1,420)	$(279)	$(984)
7. HEALTH CARE REFORM
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) established risk spreading premium stabilization

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The accompanying condensed consolidated balance sheets include the following amounts associated with the 3Rs at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Risk Adjustment Settlement	Reinsurance Recoverables	Risk Adjustment Settlement	Reinsurance Recoverables
	(in millions)
Premiums receivable	$68	$—	$62	$—
Other current assets	—	—	—	44
Trade accounts payable and accrued expenses	(40)	—	(80)	—
Other long-term assets	—	—	5	—
Total net asset (liability)	$28	$—	$(13)	$44
Net payments under the 3Rs were $60 million during the nine months ended September 30, 2018. Net collections were $307 million during the nine months ended September 30, 2017.
In October 2018, we paid the federal government approximately $1.04 billion for our portion of the annual health insurance industry fee attributed to calendar year 2018 in accordance with the Health Care Reform Law. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. Each year on January 1, except for when the fee is suspended, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $258 million and $778 million for the three and nine months ended September 30, 2018, resulting from the amortization of the 2018 annual health insurance industry fee. The annual health insurance industry fee was suspended for calendar year 2017, and is also, under current law, suspended for calendar year 2019.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2018 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2018	$1,059	$261	$1,961	$3,281
Acquisitions	476	—	138	614
Balance at September 30, 2018	$1,535	$261	$2,099	$3,895

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2018 and December 31, 2017.

		September 30, 2018			December 31, 2017
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	8.7 years	$646	$419	$227	$566	$401	$165
Trade names and technology	6.4 years	84	82	2	104	84	20
Provider contracts	11.9 years	68	36	32	68	30	38
Noncompetes and other	7.3 years	29	27	2	32	29	3
Total other intangible assets	8.7 years	$827	$564	$263	$770	$544	$226
Amortization expense for other intangible assets was approximately $19 million for the three months ended September 30, 2018 and $18 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, amortization expense for other intangible assets was approximately $70 million and $54 million, respectively. Amortization expense for the nine months ended September 30, 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets. The following table presents our estimate of amortization expense for 2018 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2018	$90
2019	70
2020	67
2021	34
2022	31
2023	18

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
	2018	2017
	(in millions)
Balances, beginning of period	$4,668	$4,563
Less: Reinsurance recoverables	(70)	(76)
Balances, beginning of period, net	4,598	4,487
Incurred related to:
Current year	34,915	33,318
Prior years	(467)	(430)
Total incurred	34,448	32,888
Paid related to:
Current year	(30,204)	(28,741)
Prior years	(3,920)	(3,745)
Total paid	(34,124)	(32,486)
Reinsurance recoverable	98	70
Balances, end of period	$5,020	$4,959
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
Benefits expense excluded from the previous table was as follows for the nine months ended September 30, 2018 and 2017.

	For the nine months ended September 30,
	2018	2017
	(in millions)
Future policy benefits:
Individual Commercial	$(14)	$(67)
Other Businesses	15	36
Total future policy benefits	$1	$(31)

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail, Group and Specialty, and Individual Commercial segments as of September 30, 2018 and 2017, net of reinsurance, and the total of IBNR included within the net incurred claims amounts.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
	2018	2017
	(in millions)
Balances, beginning of period	$3,963	$3,507
Less: Reinsurance recoverables	(70)	(76)
Balances, beginning of period, net	3,893	3,431
Incurred related to:
Current year	31,209	29,356
Prior years	(367)	(339)
Total incurred	30,842	29,017
Paid related to:
Current year	(27,062)	(25,460)
Prior years	(3,334)	(2,822)
Total paid	(30,396)	(28,282)
Reinsurance recoverable	98	70
Balances, end of period	$4,437	$4,236
At September 30, 2018, benefits payable for our Retail segment included IBNR of approximately $2.8 billion, primarily associated with claims incurred in 2018.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
	2018	2017
	(in millions)
Balances, beginning of period	$568	$578
Incurred related to:
Current year	4,018	3,996
Prior years	(41)	(44)
Total incurred	3,977	3,952
Paid related to:
Current year	(3,462)	(3,452)
Prior years	(509)	(517)
Total paid	(3,971)	(3,969)
Balances, end of period	$574	$561
At September 30, 2018, benefits payable for our Group and Specialty segment included IBNR of approximately $490 million, primarily associated with claims incurred in 2018.

Individual Commercial Segment
Activity in benefits payable for our Individual Commercial segment was as follows for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
	2018	2017
	(in millions)
Balances, beginning of period	$101	$454
Incurred related to:
Current year	—	502
Prior years	(58)	(46)
Total incurred	(58)	456
Paid related to:
Current year	—	(393)
Prior years	(34)	(383)
Total paid	(34)	(776)
Balance, end of period	$9	$134

At September 30, 2018, benefits payable for our Individual Commercial segment included IBNR of approximately $2 million, associated with claims incurred in 2017 and prior.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

September 30,
2018
Net outstanding liabilities
Retail	$4,339
Group and Specialty	574
Individual Commercial	9
Other Businesses	—
Benefits payable, net of reinsurance	4,922

Reinsurance recoverable on unpaid claims
Retail	98
Total benefits payable, gross	$5,020
10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$644	$499	$1,328	$2,264
Weighted average outstanding shares of common stock used to compute basic earnings per common share	137,709	144,215	137,792	145,546
Dilutive effect of:
Employee stock options	186	165	199	174
Restricted stock	783	980	704	902
Shares used to compute diluted earnings per common share	138,678	145,360	138,695	146,622
Basic earnings per common share	$4.68	$3.46	$9.64	$15.56
Diluted earnings per common share	$4.65	$3.44	$9.58	$15.44
Number of antidilutive stock options and restricted stock excluded from computation	36	399	284	595

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2017 and 2018 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2017 payments
1/12/2017	1/27/2017	$0.29	$43
3/31/2017	4/28/2017	$0.40	$58
6/30/2017	7/31/2017	$0.40	$58
9/29/2017	10/27/2017	$0.40	$57
2018 payments
12/29/2017	1/26/2018	$0.40	$55
3/30/2018	4/27/2018	$0.50	$69
6/29/2018	7/27/2018	$0.50	$69
9/28/2018	10/26/2018	$0.50	$69
On November 2, 2018, the Board declared a cash dividend of $0.50 per share payable on January 25, 2019, to stockholders of record on December 31, 2018.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Excluding the 0.46 million shares received in March 2018 upon final settlement of our ASR Agreement for which no cash was paid during the period, as well as any prior year ASR activity, share repurchases were as follows during the nine months ended September 30, 2018 and 2017:

		Nine months ended September 30,
		2018		2017
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost
	(in millions)
February 2017	$2,250	—	$—	0.96	$240
December 2017	$3,000	0.68	224	—	—
Total repurchases		0.68	$224	0.96	$240
Our remaining repurchase authorization was approximately $1.8 billion as of November 6, 2018.
In connection with employee stock plans, we acquired 0.26 million common shares for $70 million and 0.37 million common shares for $79 million during the nine months ended September 30, 2018 and 2017, respectively.
Treasury Stock Reissuance
We reissued 0.87 million shares of treasury stock during the nine months ended September 30, 2018 at a cost of $92 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized losses, net of tax, on our investment securities of $206 million at September 30, 2018 and net unrealized gains, net of tax, on our investment securities of $125 million at December 31, 2017. In addition, accumulated other comprehensive income included $106 million, net of tax, at December 31, 2017 for an additional liability that would exist on our closed block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. Refer to Note 18 to the consolidated financial statements in our 2017 Form 10-K for further discussion of our long-term care insurance policies.
12. INCOME TAXES
The effective income tax rate was 29.1% for the three months ended September 30, 2018, compared to 37.5% for the three months ended September 30, 2017 and was 18.8% for the nine months ended September 30, 2018, compared to 35.9% for the nine months ended September 30, 2017, primarily due to the tax benefit recognized from the loss on the sale of KMG and the tax reform law enacted on December 22, 2017 (the "Tax Reform Law"), which was partially offset by the impact of the reinstatement of the non-deductible health insurance industry fee in 2018. The income tax rate for the nine months ended September 30, 2017 included previously non-deductible transaction costs that, as a result of the termination of the Merger Agreement, became deductible for tax purposes. The Tax Reform Law reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018. The accounting for certain income tax effects of the Tax Reform Law is provisional. Revisions to prior estimates are recorded as additional analysis is completed using information available at each measurement date during 2018, with adjustments to the income tax provision recorded as new information becomes known. Revisions to our prior estimates for the income tax effects of the Tax Reform Law decreased our tax expense for the nine months ended September 30, 2018 by $39.3 million.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13.  DEBT
The carrying value of long-term debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in millions)
Senior notes:
$400 million, 2.625% due October 1, 2019	$399	$399
$400 million, 2.50% due December 15, 2020	398	397
$400 million, 2.90% due December 15, 2022	396	396
$600 million, 3.15% due December 1, 2022	597	595
$600 million, 3.85% due October 1, 2024	596	595
$600 million, 3.95% due March 15, 2027	595	594
$250 million, 8.15% due June 15, 2038	263	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	396
Total long-term debt	$4,774	$4,770
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 32.8% as measured in accordance with the credit agreement as of September 30, 2018. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500.0 million incremental loan facility.
At September 30, 2018, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of September 30, 2018, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2018 was $442 million. There were outstanding borrowings of $398 million at September 30, 2018 and $150 million at December 31, 2017.
14. GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 80% of our total premiums and services revenue for the nine months ended September 30, 2018, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2019, and all of our product offerings filed with CMS for 2019 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provided that, in calculating the economic impact of audit results for an MA contract, if any, the results of the RADV audit sample would be extrapolated to the entire MA contract after a comparison of the audit results to a similar audit of Medicare FFS (we refer to the process of accounting for errors in FFS claims as the "FFS Adjuster"). This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because the government used the Medicare FFS program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to MA plans’ payment rates, in order to establish actuarial equivalence in payment rates as required under the Medicare statute. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the Medicare FFS program dataset).
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
Estimated audit settlements are recorded as a reduction of premiums revenue in our consolidated statements of income, based upon available information. We perform internal contract level audits based on the RADV audit methodology prescribed by CMS. Included in these internal contract level audits is an audit of our Private Fee-For Service business which we used to represent a proxy of the FFS Adjuster which has not yet been finalized. We based our accrual of estimated audit settlements for each contract year on the results of these internal contract level audits and update our estimates as each audit is completed. Estimates derived from these results were not material to our results of operations, financial position, or cash flows. We report the results of these internal contract level audits to CMS, including identified overpayments, if any.
On October 26, 2018, CMS issued a proposed rule and accompanying materials (which we refer to as the “Proposed Rule”) related to, among other things, the RADV audit methodology described above. If implemented, the Proposed Rule would use extrapolation in RADV audits applicable to payment year 2011 contract-level audits and all subsequent audits, without the application of a FFS Adjuster to audit findings. We are studying the Proposed Rule and CMS’ underlying analysis contained therein. We believe, however, that the Proposed Rule fails to address adequately the statutory requirement of actuarial equivalence, and we expect to provide substantive comments to CMS on the Proposed Rule as part of the notice-and-comment rulemaking process. We are also evaluating the potential impact of the Proposed

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Rule, if adopted as proposed, which could have a material adverse effect on our results of operations, financial position, or cash flows.
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
In addition, we believe that CMS' statements and policies regarding the requirement to report and return identified overpayments received by MA plans are inconsistent with CMS' 2012 RADV audit methodology, and the Medicare statute's requirements. These statements and policies, such as certain statements contained in the preamble to CMS’ final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015 (which we refer to as the "Overpayment Rule"), and the Proposed Rule, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without addressing the principles underlying the FFS Adjuster referenced above. On September 7, 2018, the Federal District Court for the District of Columbia vacated CMS's Overpayment Rule, concluding that it violated the Medicare statute, including the requirement for actuarial equivalence, and that the Overpayment Rule was also arbitrary and capricious in departing from CMS's RADV methodology without adequate explanation (among other reasons). CMS has filed a motion for reconsideration related to certain aspects of the Federal District Court's opinion and has simultaneously filed a notice to appeal the decision to the Circuit Court of Appeals.
We will continue to work with CMS to ensure that MA plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.
At September 30, 2018, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2018, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 5.9 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option. On October 11, 2018, we received notice from the Defense Health Agency of its intent to exercise the second option period under the East Region contract, with delivery of health care services commencing on January 1, 2019.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the nine months ended September 30, 2018. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers.   We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of September 30, 2018.  We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our investment in Kindred at Home. The Individual Commercial segment consisted of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold.
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.5 billion and $3.6 billion for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017 these amounts were $9.7 billion and $9.8 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $29 million and $26 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the amount of this expense was $98 million and $79 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three and nine months ended September 30, 2018 and 2017

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2018
External revenues
Premiums:
Individual Medicare Advantage	$8,912	$—	$—	$—	$—	$—	$8,912
Group Medicare Advantage	1,542	—	—	—	—	—	1,542
Medicare stand-alone PDP	893	—	—	—	—	—	893
Total Medicare	11,347	—	—	—	—	—	11,347
Fully-insured	129	1,345	—	1	—	—	1,475
Specialty	—	325	—	—	—	—	325
Medicaid and other	561	—	—	—	4	—	565
Total premiums	12,037	1,670	—	1	4	—	13,712
Services revenue:
Provider	—	—	113	—	—	—	113
ASO and other	1	215	—	—	—	—	216
Pharmacy	—	—	52	—	—	—	52
Total services revenue	1	215	165	—	—	—	381
Total external revenues	12,038	1,885	165	1	4	—	14,093
Intersegment revenues
Services	—	4	4,214	—	—	(4,218)	—
Products	—	—	1,576	—	—	(1,576)	—
Total intersegment revenues	—	4	5,790	—	—	(5,794)	—
Investment income	35	5	11	—	10	52	113
Total revenues	12,073	1,894	5,966	1	14	(5,742)	14,206
Operating expenses:
Benefits	10,020	1,347	—	(4)	12	(132)	11,243
Operating costs	1,352	445	5,720	—	2	(5,619)	1,900
Depreciation and amortization	67	21	40	—	—	(26)	102
Total operating expenses	11,439	1,813	5,760	(4)	14	(5,777)	13,245
Income from operations	634	81	206	5	—	35	961
Loss on sale of business	—	—	—	—	—	(4)	(4)
Interest expense	—	—	—	—	—	53	53
Other expense, net	—	—	—	—	—	11	11
Income (loss) before income taxes and equity in net earnings	634	81	206	5	—	(25)	901
Equity in net earnings of Kindred at Home	—	—	9	—	—	—	9
Segment earnings	$634	$81	$215	$5	$—	$(25)	$910

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2017
External revenues
Premiums:
Individual Medicare Advantage	$8,077	$—	$—	$—	$—	$—	$8,077
Group Medicare Advantage	1,272	—	—	—	—	—	1,272
Medicare stand-alone PDP	921	—	—	—	—	—	921
Total Medicare	10,270	—	—	—	—	—	10,270
Fully-insured	121	1,370	—	224	—	—	1,715
Specialty	—	331	—	—	—	—	331
Medicaid and other	630	—	—	—	9	—	639
Total premiums	11,021	1,701	—	224	9	—	12,955
Services revenue:
Provider	—	—	60	—	—	—	60
ASO and other	2	140	—	—	1	—	143
Pharmacy	—	—	20	—	—	—	20
Total services revenue	2	140	80	—	1	—	223
Total external revenues	11,023	1,841	80	224	10	—	13,178
Intersegment revenues
Services	—	5	4,339	—	—	(4,344)	—
Products	—	—	1,572	—	—	(1,572)	—
Total intersegment revenues	—	5	5,911	—	—	(5,916)	—
Investment income	23	7	9	1	22	42	104
Total revenues	11,046	1,853	6,000	225	32	(5,874)	13,282
Operating expenses:
Benefits	9,294	1,354	—	147	34	(187)	10,642
Operating costs	1,081	385	5,726	49	3	(5,556)	1,688
Depreciation and amortization	61	21	34	3	—	(25)	94
Total operating expenses	10,436	1,760	5,760	199	37	(5,768)	12,424
Income (loss) from operations	610	93	240	26	(5)	(106)	858
Interest expense	—	—	—	—	—	59	59
Income (loss) before income taxes and equity in net earnings	610	93	240	26	(5)	(165)	799
Equity in net earnings of Kindred at Home	—	—	—	—	—	—	—
Segment earnings	$610	$93	$240	$26	$(5)	$(165)	$799

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2018
External revenues
Premiums:
Individual Medicare Advantage	$26,790	$—	$—	$—	$—	$—	$26,790
Group Medicare Advantage	4,575	—	—	—	—	—	4,575
Medicare stand-alone PDP	2,703	—	—	—	—	—	2,703
Total Medicare	34,068	—	—	—	—	—	34,068
Fully-insured	379	4,083	—	6	—	—	4,468
Specialty	—	1,014	—	—	—	—	1,014
Medicaid and other	1,664	—	—	—	22	—	1,686
Total premiums	36,111	5,097	—	6	22	—	41,236
Services revenue:
Provider	—	—	290	—	—	—	290
ASO and other	6	642	—	—	4	—	652
Pharmacy	—	—	148	—	—	—	148
Total services revenue	6	642	438	—	4	—	1,090
Total external revenues	36,117	5,739	438	6	26	—	42,326
Intersegment revenues
Services	—	13	12,426	—	—	(12,439)	—
Products	—	—	4,722	—	—	(4,722)	—
Total intersegment revenues	—	13	17,148	—	—	(17,161)	—
Investment income	102	18	34	—	110	154	418
Total revenues	36,219	5,770	17,620	6	136	(17,007)	42,744
Operating expenses:
Benefits	30,842	3,977	—	(73)	77	(374)	34,449
Operating costs	3,784	1,355	16,910	3	6	(16,648)	5,410
Depreciation and amortization	199	66	125	—	—	(88)	302
Total operating expenses	34,825	5,398	17,035	(70)	83	(17,110)	40,161
Income from operations	1,394	372	585	76	53	103	2,583
Loss on sale of business	—	—	—	—	—	786	786
Interest expense	—	—	—	—	—	159	159
Other expense, net	—	—	—	—	—	11	11
Income (loss) before income taxes and equity in net earnings	1,394	372	585	76	53	(853)	1,627
Equity in net earnings of Kindred at Home	—	—	9	—	—	—	9
Segment earnings	$1,394	$372	$594	$76	$53	$(853)	$1,636

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2017
External Revenues
Premiums:
Individual Medicare Advantage	$24,735	$—	$—	$—	$—	$—	$24,735
Group Medicare Advantage	3,867	—	—	—	—	—	3,867
Medicare stand-alone PDP	2,787	—	—	—	—	—	2,787
Total Medicare	31,389	—	—	—	—	—	31,389
Fully-insured	357	4,098	—	754	—	—	5,209
Specialty	—	976	—	—	—	—	976
Medicaid and other	1,954	—	—	—	28	—	1,982
Total premiums	33,700	5,074	—	754	28	—	39,556
Services revenue:
Provider	—	—	193	—	—	—	193
ASO and other	6	444	—	—	5	—	455
Pharmacy	—	—	58	—	—	—	58
Total services revenue	6	444	251	—	5	—	706
Total external revenues	33,706	5,518	251	754	33	—	40,262
Intersegment revenues
Services	—	15	12,958	—	—	(12,973)	—
Products	—	—	4,706	—	—	(4,706)	—
Total intersegment revenues	—	15	17,664	—	—	(17,679)	—
Investment income	72	25	25	3	64	127	316
Total revenues	33,778	5,558	17,940	757	97	(17,552)	40,578
Operating expenses:
Benefits	29,017	3,952	—	389	95	(596)	32,857
Operating costs	2,998	1,178	17,083	151	9	(16,725)	4,694
Merger termination fee and related costs, net	—	—	—	—	—	(947)	(947)
Depreciation and amortization	176	63	103	10	—	(74)	278
Total operating expenses	32,191	5,193	17,186	550	104	(18,342)	36,882
Income (loss) from operations	1,587	365	754	207	(7)	790	3,696
Interest expense	—	—	—	—	—	166	166
Income (loss) before income taxes and equity in net earnings	1,587	365	754	207	(7)	624	3,530
Equity in net earnings of Kindred at Home	—	—	—	—	—	—	—
Segment earnings	$1,587	$365	$754	$207	$(7)	$624	$3,530

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
Acquisitions and Divestitures
In the third quarter of 2018, we completed the sale of our wholly-owned subsidiary KMG to CGIC. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale.
On July 2, 2018 and July 11, 2018, the Consortium completed the acquisitions of Kindred and Curo, respectively, merging Curo with the hospice business of Kindred at Home. As part of these transactions, we acquired a 40% minority interest in Kindred at Home and Curo for total cash consideration of approximately $1.1 billion. Earnings from Kindred at Home are included in our consolidated statement of income in the line captioned "Equity in net earnings of Kindred at Home."

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
These transactions are more fully discussed in Note 3 to the condensed consolidated financial statements.

Workforce Optimization
We have been committed to productivity initiatives designed to promote operational excellence, accelerate our strategy, fund critical initiatives and advance our growth objectives. During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program that will allow us to achieve these objectives and position us for the future. These programs impacted approximately 3,600 associates, or 7.8%, of our workforce in 2017. As a result, we recorded charges of $148 million, or $0.64 per diluted common share. At December 31, 2017, $140 million was classified as a current liability, included in our condensed consolidated balance sheet in the trade accounts payable and accrued expenses line. Payments under these programs are being made upon termination during the early retirement or severance pay period. The remaining workforce optimization liability at September 30, 2018 was $29 million and is expected to be substantially paid in 2018.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our investment in Kindred at Home. The Individual Commercial segment consisted of our individual commercial fully-insured medical health insurance benefits. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold.
The results of each segment are measured by segment earnings and include the equity in net earnings of Kindred at Home for our Healthcare Services segment. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail, Group and Specialty, and Individual Commercial segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
2018 Highlights
Consolidated

•
Our consolidated pretax results of $1.6 billion for the nine months ended September 30, 2018 as compared to $3.5 billion for the nine months ended September 30, 2017 were primarily impacted by the loss on the sale of KMG recognized during the nine months ended September 30, 2018, lower year-over-year pretax earnings in the Retail, Healthcare Services and Individual Commercial segments, and the net gain associated with the terminated Merger Agreement, mainly the break-up fee, that was recorded in the nine months ended September 30, 2017. These items were partially offset by higher year-over-year pretax earnings in the Group and Specialty segment in the nine months ended September 30, 2018. The year-over-year comparison was further impacted by the guaranty fund assessment expense to support policyholder obligations of Penn Treaty, an unaffiliated long-term care insurance company, recorded in the nine months ended September 30, 2017.

•
In connection with the sale of KMG, we recognized a pretax loss, including transaction costs, of $786 million which is reported as loss on sale of business in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2018. We recorded a corresponding $430 million income tax benefit resulting from the loss.

•
Year-over-year comparisons of diluted earnings per common share are favorably impacted by a lower number of shares used to compute earnings per common share from share repurchases and the impact of a lower tax rate for the nine months ended September 30, 2018.

•
Our 2018 results through September 30, 2018 reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2018, approximately 2,010,800 members, or 66.1%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,901,300 members, or 66.5%, at December 31, 2017 and 1,877,800 members, or 65.9%, at September 30, 2017.

•
The annual health insurance industry fee was suspended for calendar year 2017, but has resumed in 2018. Operating costs associated with the health insurer fee attributable to the three and nine months ended September 30, 2018 was $258 million and $778 million, respectively. This fee is not deductible for tax purposes, which increases our effective income tax rate. The one-year suspension in 2017 of the health insurer fee significantly reduced our operating costs and effective tax rate during the three and nine months ended September 30, 2017. The annual health insurance industry fee is also, under current law, suspended for calendar year 2019.

•
The 2018 quarter includes pretax income from our Individual Commercial business of $5 million, or $0.03 per diluted common share compared to $26 million, or $0.11 per diluted common share, included in the 2017 quarter. The 2018 period includes pretax income from our Individual Commercial business of $76 million, or $0.42 per diluted common share compared to $207 million, or $0.89 per diluted common share, included in the 2017 period.

•
The 2018 period also includes an adjustment to provisional remeasurement of deferred taxes related to rate change from the tax reform law enacted on December 22, 2017 of $39.3 million, or $0.28 per diluted common share.

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

•
In October 2018, the Centers for Medicare and Medicaid Services (CMS) published its updated Star quality ratings for bonus year 2020. We received a 5-star rating on CMS' 5-star rating system for two MA contracts offered in Florida and Tennessee. In addition, we received a 4.5-star rating for two MA contracts offered in Florida, Illinois, Kentucky, Mississippi, North Carolina, and Oregon. We have 12 contracts rated 4-star or above and 3 million members in 4-star or above rated contracts to be offered in 2019, representing 84% of our MA membership as of July 2018. The achievement of a 5-star rating for two MA contracts in Florida and Tennessee provides us the ability to market for these contracts throughout the year, creating an opportunity for increased penetration in these important geographies.

Group and Specialty Segment

•
The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 5.9 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option. On October 11, 2018, we received notice from the Defense Health Agency of its intent to exercise the second option period under the East Region contract, with delivery of health care services commencing on January 1, 2019.

Healthcare Services Segment

•
Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 713,300 at September 30, 2018, a decrease of 13.6% from 825,200 at September 30, 2017, and 10.3% from 794,900 at December 31, 2017. We have undergone an optimization process that ensures the appropriate level of member interaction with clinicians, including moving members into a monitoring program as their needs change, and graduating them out of the care management program when they no longer benefit from the services. This drives quality outcomes, which has resulted in reduced segment earnings but higher returns on investment.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally-facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee levied on the insurance industry is $14.3 billion in 2018 and is not deductible for income tax purposes, which significantly increases our effective income tax rate. A one year suspension of the health insurer fee, as we experienced in 2017, and under current law will experience again in 2019, significantly impacts our trend in key operating metrics including our operating cost and medical expense ratios, as well as our effective tax rate.
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

Comparison of Results of Operations for 2018 and 2017
The following discussion primarily deals with our results of operations for the three months ended September 30, 2018, or the 2018 quarter, the three months ended September 30, 2017, or the 2017 quarter, the nine months ended September 30, 2018, or the 2018 period, and the nine months ended September 30, 2017, or the 2017 period.
Consolidated

	For the three months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$12,037	$11,021	$1,016	9.2%
Group and Specialty	1,670	1,701	(31)	(1.8)%
Individual Commercial	1	224	(223)	(99.6)%
Other Businesses	4	9	(5)	(55.6)%
Total premiums	13,712	12,955	757	5.8%
Services:
Retail	1	2	(1)	(50.0)%
Group and Specialty	215	140	75	53.6%
Healthcare Services	165	80	85	106.3%
Other Businesses	—	1	(1)	(100.0)%
Total services	381	223	158	70.9%
Investment income	113	104	9	8.7%
Total revenues	14,206	13,282	924	7.0%
Operating expenses:
Benefits	11,243	10,642	601	5.6%
Operating costs	1,900	1,688	212	12.6%
Depreciation and amortization	102	94	8	8.5%
Total operating expenses	13,245	12,424	821	6.6%
Income from operations	961	858	103	12.0%
Loss on sale of business	(4)	—	(4)	(100.0)%
Interest expense	53	59	(6)	(10.2)%
Other expense, net	11	—	11	100.0%
Income before income taxes and equity in net earnings	901	799	102	12.8%
Provision for income taxes	266	300	(34)	(11.3)%
Equity in net earnings of Kindred at Home	9	—	9	100.0%
Net income	$644	$499	$145	29.1%
Diluted earnings per common share	$4.65	$3.44	$1.21	35.2%
Benefit ratio (a)	82.0%	82.1%		(0.1)%
Operating cost ratio (b)	13.5%	12.8%		0.7%
Effective tax rate	29.1%	37.5%		(8.4)%

(a)	Represents benefits expense as a percentage of premiums revenue.

(b)	Represents operating costs as a percentage of total revenues less investment income.

	For the nine months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$36,111	$33,700	$2,411	7.2%
Group and Specialty	5,097	5,074	23	0.5%
Individual Commercial	6	754	(748)	(99.2)%
Other Businesses	22	28	(6)	(21.4)%
Total premiums	41,236	39,556	1,680	4.2%
Services:
Retail	6	6	—	—%
Group and Specialty	642	444	198	44.6%
Healthcare Services	438	251	187	74.5%
Other Businesses	4	5	(1)	(20.0)%
Total services	1,090	706	384	54.4%
Investment income	418	316	102	32.3%
Total revenues	42,744	40,578	2,166	5.3%
Operating expenses:
Benefits	34,449	32,857	1,592	4.8%
Operating costs	5,410	4,694	716	15.3%
Merger termination fee and related costs, net	—	(947)	947	100.0%
Depreciation and amortization	302	278	24	8.6%
Total operating expenses	40,161	36,882	3,279	8.9%
Income from operations	2,583	3,696	(1,113)	(30.1)%
Loss on sale of business	786	—	786	100.0%
Interest expense	159	166	(7)	(4.2)%
Other expense, net	11	—	11	100.0%
Income before income taxes and equity in net earnings	1,627	3,530	(1,903)	(53.9)%
Provision for income taxes	308	1,266	(958)	(75.7)%
Equity in net earnings of Kindred at Home	9	—	9	100.0%
Net income	$1,328	$2,264	$(936)	(41.3)%
Diluted earnings per common share	$9.58	$15.44	$(5.86)	(38.0)%
Benefit ratio (a)	83.5%	83.1%		0.4%
Operating cost ratio (b)	12.8%	11.7%		1.1%
Effective tax rate	18.8%	35.9%		(17.1)%

(a)	Represents benefits expense as a percentage of premiums revenue.

(b)	Represents operating costs as a percentage of total revenues less investment income.

Summary
Net income was $644 million, or $4.65 per diluted common share, in the 2018 quarter compared to $499 million, or $3.44 per diluted common share, in the 2017 quarter. Net income was $1.3 billion, or $9.58 per diluted common share, in the 2018 period compared to $2.3 billion, or $15.44 per diluted common share, in the 2017 period. This comparison was impacted by the loss on the sale of KMG in 2018, the Merger Agreement break-up fee in 2017, the suspension of the health insurance industry fee for calendar year 2017, the exit of the Individual Commercial business effective January 1, 2018, the Tax Reform Law as previously described, and the estimated guaranty fund assessment expense to support the policy holders obligations of Penn Treaty. Year-over-year comparisons of diluted earnings per common share are also favorably impacted by a lower number of shares from share repurchases.
Premiums Revenue
Consolidated premiums increased $757 million, or 5.8%, from the 2017 quarter to $13.7 billion for the 2018 quarter and increased $1.7 billion, or 4.2%, from the 2017 period to $41.2 billion for the 2018 period primarily due to higher premiums in the Retail segment, mainly resulting from our Medicare Advantage business. These items were partially offset by lower premiums resulting from the exit of the Individual Commercial business.
Services Revenue
Consolidated services revenue increased $158 million, or 70.9%, from the 2017 quarter to $381 million for the 2018 quarter and increased $384 million, or 54.4%, from the 2017 period to $1.1 billion for the 2018 period primarily due to an increase in services revenue in the Healthcare Services and Group and Specialty segments as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income totaled $113 million for the 2018 quarter, increasing $9 million, or 8.7%, from $104 million for the 2017 quarter primarily reflecting higher realized capital gains and higher interest rates, partially offset by lower average invested balances. For the 2018 period, investment income totaled $418 million, increasing $102 million, or 32.3%, from $316 million in the 2017 period primarily reflecting higher realized capital gains, average invested balances, and interest rates.
Benefits Expense
Consolidated benefits expense was $11.2 billion for the 2018 quarter, an increase of $601 million from the 2017 quarter. For the 2018 period, benefits expense was $34.4 billion, an increase of $1.6 billion from the 2017 period. These increases were primarily due to an increase in the Retail segment benefits expense, partially offset by a decrease in the Individual Commercial segment benefits expense. We experienced favorable medical claims reserve development related to prior fiscal years of $129 million in the 2018 quarter as compared to $85 million in the 2017 quarter. In the 2018 period, we experienced favorable medical claims reserve development related to prior years of $467 million as compared to $430 million in the 2017 period as discussed in the detailed segment results discussion that follows.
The consolidated benefit ratio decreased 10 basis points to 82.0% for the 2018 quarter compared to 82.1% for the 2017 quarter primarily due to the positive impact on the 2018 quarter from the reinstatement of the health insurance industry fee in 2018, which was contemplated in the pricing and benefit design of our products and higher favorable prior-period reserve development. These items were partially offset by the enhanced 2018 Medicare Advantage member benefits resulting from the investment of the better than expected 2017 individual Medicare Advantage pretax earnings along with unfavorable year-over-year comparison of the Group and Specialty segment ratio as discussed in the detailed segment results discussion that follows. The consolidated benefit ratio for the 2018 period was 83.5%, a 40 basis point increase from 83.1% for the 2017 period. The year-over-year comparison for the 2018 period was favorably impacted by the exit of the Individual Commercial business effective January 1, 2018. Excluding the impact of the Individual Commercial segment, the year-over-year comparison was unfavorably impacted by the enhanced 2018 Medicare Advantage member benefits resulting from the investment of the better than expected 2017 individual Medicare Advantage pretax earnings and a more severe flu season. These items were partially offset by the reinstatement of the health insurance industry fee in 2018, which was contemplated in the pricing and benefit design of our products.

The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points in the 2018 quarter versus approximately 70 basis points in the 2017 quarter. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 110 basis points in both the 2018 and the 2017 periods.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $212 million, or 12.6%, during the 2018 quarter compared to the 2017 quarter. Consolidated operating costs increased $716 million, or 15.3%, during the 2018 period compared to the 2017 period primarily due to an increase in operating costs in the Retail and Group and Specialty segments, partially offset by a decrease in operating costs in the Healthcare Services and Individual Commercial segments.
The consolidated operating cost ratio for the 2018 quarter of 13.5% increased 70 basis points from the 2017 quarter. The consolidated operating cost ratio for the 2018 period increased 110 basis points to 12.8% from 11.7% in the 2017 period. These increases primarily were due to the reinstatement of the health insurance industry fee in 2018, and long-term sustainability investments in the 2018 quarter and period as a result of the Tax Reform Law. Our long-term sustainability investments include the continuation of investments in our associate workforce, primarily the establishment of an annual incentive program for a broader range of employees, together with additional investments in the communities of our members, technology and our integrated delivery model to drive more affordable healthcare and better clinical outcomes, and an increase in incentive compensation costs under the expanded program noted above, resulting from the continued strong performance. The ratio was further impacted by the growth in our military services business, which carries a higher operating ratio than our other products, due to the previously disclosed transition to the TRICARE East Region contract effective January 1, 2018. These items were partially offset by the favorable impact of significant operating cost efficiencies in the 2018 quarter and period driven by productivity initiatives implemented in 2017, the impact of the charges recorded in the 2017 quarter associated with the voluntary and involuntary workforce reduction program, and the favorable year-over-year comparison of the impact of the guaranty fund assessment expense to support policy holder obligations of Penn Treaty in the 2017 period, as well as the exit of the Individual Commercial business, which carried a higher operating cost ratio than our other products, effective January 1, 2018. The non-deductible health insurance industry fee impacted the operating cost ratio by 180 basis points in both the 2018 quarter and 2018 period.
Depreciation and Amortization
Depreciation and amortization for the 2018 quarter totaled $102 million compared to $94 million for the 2017 quarter. For the 2018 period, depreciation and amortization totaled $302 million compared to $278 million for the 2017 period.
Interest Expense
Interest expense for the 2018 quarter totaled $53 million, compared to $59 million for the 2017 quarter, and totaled $159 million for the 2018 period compared to $166 million for the 2017 period.
Income Taxes
For the 2018 period our effective tax rate was 18.8% compared to the effective tax rate of 35.9% for the 2017 period. These decreases are primarily due to the tax benefit of $430 million resulting from the sale of KMG as well as the Tax Reform Law previously discussed, partially offset by the impact of the reinstatement of the non-deductible health insurance industry fee in 2018. The income tax rate for the nine months ended September 30, 2017 included previously non-deductible transaction costs that, as a result of the termination of the Merger Agreement, became deductible for tax purposes. The Tax Reform Law reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018. The accounting for certain income tax effects of the Tax Reform Law is provisional. Revisions to prior estimates are recorded as additional analysis is completed using information available at each measurement date during 2018, with adjustments to the income tax provision recorded as new information becomes known. Revisions to our prior estimates for the income tax effects of the Tax Reform Law decreased our tax expense for the nine months ended September 30, 2018 by $39.3 million.
Retail Segment

	September 30,		Change
	2018	2017	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,043,800	2,849,400	194,400	6.8%
Group Medicare Advantage	496,800	438,400	58,400	13.3%
Medicare stand-alone PDP	5,015,900	5,290,900	(275,000)	(5.2)%
Total Retail Medicare	8,556,500	8,578,700	(22,200)	(0.3)%
State-based Medicaid	323,800	363,400	(39,600)	(10.9)%
Medicare Supplement	246,600	234,900	11,700	5.0%
Total Retail medical members	9,126,900	9,177,000	(50,100)	(0.5)%

	For the three months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$8,912	$8,077	$835	10.3%
Group Medicare Advantage	1,542	1,272	270	21.2%
Medicare stand-alone PDP	893	921	(28)	(3.0)%
Total Retail Medicare	11,347	10,270	1,077	10.5%
State-based Medicaid	561	630	(69)	(11.0)%
Medicare Supplement	129	121	8	6.6%
Total premiums	12,037	11,021	1,016	9.2%
Services	1	2	(1)	(50.0)%
Total premiums and services revenue	$12,038	$11,023	$1,015	9.2%
Segment earnings	$634	$610	$24	3.9%
Benefit ratio	83.2%	84.3%		(1.1)%
Operating cost ratio	11.2%	9.8%		1.4%

	For the nine months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$26,790	$24,735	$2,055	8.3%
Group Medicare Advantage	4,575	3,867	708	18.3%
Medicare stand-alone PDP	2,703	2,787	(84)	(3.0)%
Total Retail Medicare	34,068	31,389	2,679	8.5%
State-based Medicaid	1,664	1,954	(290)	(14.8)%
Medicare Supplement	379	357	22	6.2%
Total premiums	36,111	33,700	2,411	7.2%
Services	6	6	—	—%
Total premiums and services revenue	$36,117	$33,706	$2,411	7.2%
Segment earnings	$1,394	$1,587	$(193)	(12.2)%
Benefit ratio	85.4%	86.1%		(0.7)%
Operating cost ratio	10.5%	8.9%		1.6%
Segment Earnings

•
Retail segment earnings increased $24 million, or 3.9%, from $610 million in the 2017 quarter to $634 million in the 2018 quarter primarily due the year-over-year improvement in the segment's benefit ratio, partially offset by the segment's higher operating ratio. Retail segment earnings decreased $193 million, or 12.2%, from $1.6 billion in the 2017 period to $1.4 billion in the 2018 period primarily due to a higher operating cost ratio, partially offset by an improving benefit ratio.

Enrollment

•
Individual Medicare Advantage membership increased 194,400 members, or 6.8%, from September 30, 2017 to September 30, 2018, primarily due to membership additions associated with last year's Annual Election Period, or AEP, for Medicare beneficiaries.

•
Group Medicare Advantage membership increased 58,400, or 13.3%, from September 30, 2017 to September 30, 2018, primarily due to increased sales to our existing group accounts during last year's AEP for Medicare beneficiaries.

•
Medicare stand-alone PDP membership decreased 275,000 members, or 5.2%, from September 30, 2017 to September 30, 2018 reflecting net declines during last year's AEP for Medicare beneficiaries. These declines primarily resulted from the previously disclosed loss of auto assigned members in Florida and South Carolina due to pricing over CMS low income benchmark and continued membership declines in our Enhanced Plan. In addition, growth in our co-branded Walmart plan was significantly lower than historical levels due to the introduction of additional low-priced competitor offerings in many regions.

•
State-based Medicaid membership decreased 39,600 members, or 10.9%, from September 30, 2017 to September 30, 2018, primarily driven by the previously disclosed decision to not participate in Illinois' Integrated Program Medicaid contract, along with lower membership associated with our Florida Medicaid contract due to overall strengthening economic conditions.

Premiums Revenue

•
Retail segment premiums increased $1.0 billion, or 9.2%, from the 2017 quarter to the 2018 quarter and increased $2.4 billion, or 7.2%, from the 2017 period to the 2018 period primarily due to individual and group

Medicare Advantage membership growth in last year's AEP as well as increased per-member premiums for certain products within the segment, partially offset by declines in the state-based contracts and stand-alone PDP revenues resulting from membership declines discussed above. Average group and individual Medicare Advantage membership increased 7.6% for the 2018 quarter and 7.5% for the 2018 period. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per-member premiums. Items impacting average per-member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.
Benefits Expense

•
The Retail segment benefit ratio decreased 110 basis points from 84.3% in the 2017 quarter to 83.2% in the 2018 quarter primarily due to the reinstatement of the health insurance industry fee in 2018 which was contemplated in the pricing and benefit design of our products and higher prior-period reserve development. These items were partially offset by the unfavorable impact from the enhanced 2018 Medicare Advantage member benefits resulting from the investment of the better than expected 2017 individual Medicare Advantage segment earnings. The Retail segment decreased 70 basis points from 86.1% in the 2017 period to 85.4% in the 2018 period due to the same factors impacting the quarter comparison, excluding the impact of the favorable prior-period reserve development. The 2018 period was also impacted by a more severe flu season.

•
The Retail segment’s benefits expense for the 2018 quarter included $120 million in favorable prior-period medical claims reserve development versus $52 million in the 2017 quarter. For the 2018 period, the Retail segment’s benefit expense include the beneficial effect of $367 million in favorable prior-period reserve development versus $339 million in the 2017 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 100 basis points in the 2018 quarter versus approximately 50 basis points in the 2017 quarter. Favorable prior-period reserve development decreased the Retail segment benefit ratio by approximately 100 basis points in both the 2018 period and the 2017 period.

Operating Costs

•
The Retail segment operating cost ratio of 11.2% for the 2018 quarter increased 140 basis points from 9.8% for the 2017 quarter. The Retail segment operating cost ratio of 10.5% for the 2018 period increased 160 basis points from 8.9% for the 2017 period. The year-over-year comparison was negatively impacted by the reinstatement of the health insurance industry fee in 2018, strategic investments made in the 2018 quarter as a result of the Tax Reform Law, and an increase in incentive compensation costs under the expanded program noted previously, resulting from continued strong performance by the company. These items were partially offset by significant operating cost efficiencies in the 2018 quarter and period driven by productivity initiatives implemented in 2017. The non-deductible health insurance industry fee impacted the operating cost ratio by 190 basis points in both the 2018 quarter and the 2018 period.

Group and Specialty Segment

	September 30,		Change
	2018	2017	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,029,100	1,098,800	(69,700)	(6.3)%
ASO	449,900	445,700	4,200	0.9%
Military services	5,927,400	3,099,000	2,828,400	91.3%
Total group and specialty medical members	7,406,400	4,643,500	2,762,900	59.5%
Specialty membership (a)	6,116,300	6,934,000	(817,700)	(11.8)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,345	$1,370	$(25)	(1.8)%
Group specialty	325	331	(6)	(1.8)%
Total premiums	1,670	1,701	(31)	(1.8)%
Services	215	140	75	53.6%
Total premiums and services revenue	$1,885	$1,841	$44	2.4%
Segment earnings	$81	$93	$(12)	(12.9)%
Benefit ratio	80.7%	79.6%		1.1%
Operating cost ratio	23.6%	20.9%		2.7%

	For the nine months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,083	$4,098	$(15)	(0.4)%
Group specialty	1,014	976	38	3.9%
Total premiums	5,097	5,074	23	0.5%
Services	642	444	198	44.6%
Total premiums and services revenue	$5,739	$5,518	$221	4.0%
Segment earnings	$372	$365	$7	1.9%
Benefit ratio	78.0%	77.9%		0.1%
Operating cost ratio	23.6%	21.3%		2.3%
Segment Earnings

•
Group and Specialty segment earnings decreased $12 million, or 12.9%, from $93 million in the 2017 quarter to $81 million in the 2018 quarter primarily reflecting the impact of the segment's higher benefit ratio, partially offset by higher pretax earnings associated with our military services business, which was favorably impacted by the timing of certain contractual incentives and adjustments. Group and Specialty segment earnings increased $7 million, or 1.9%, from $365 million in the 2017 period to $372 million in the 2018 period primarily reflecting higher pretax earnings associated with our group ASO commercial medical business, as well as higher year-over-year earnings in our military services business, which was favorably impacted by the timing of certain contractual incentives and adjustments. These increases were partially offset by slightly higher segment benefit ratio.

Enrollment

•
Fully-insured commercial group medical membership decreased 69,700 members, or 6.3%, from September 30, 2017 to September 30, 2018 primarily reflecting lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products in 2018. The portion of group fully-insured commercial medical membership in small group accounts (2-99 sized employer groups) was approximately 62 percent at September 30, 2018 and 64 percent at September 30, 2017.

•
Group ASO commercial medical membership increased 4,200 members, or 0.9%, from September 30, 2017 to September 30, 2018 reflecting more small group accounts selecting level-funded ASO products in 2018, partially offset by the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Military services membership increased 2,828,400 members, or 91.3%, from September 30, 2017 to September 30, 2018 primarily due to our transition to providing healthcare services to military service members, retirees, and their families under the new T2017 East Region contract covering 32 states, which became effective January 1, 2018.

•
Specialty membership decreased 817,700 members, or 11.8%, from September 30, 2017 to September 30, 2018 primarily due to reinsuring a portion of our voluntary benefits and financial protection products membership to a third party in connection with the previously disclosed sale of KMG, as well as the losses of some large group accounts offering stand-alone dental and vision products. These decreases were partially offset by an increase in individual dental and vision membership.

Premiums Revenue

•
Group and Specialty segment premiums decreased $31 million, or 1.8%, from the 2017 quarter to $1.7 billion for the 2018 quarter primarily due to reinsuring our voluntary benefits and financial protection products to a third party in connection with the previously disclosed sale of KMG, and declines in average group fully-insured commercial medical membership, partially offset by higher stop-loss premiums related to our small group level funded ASO accounts and higher per-member premiums across most lines of business in the segment. Group and Specialty segment premiums increased $23 million, or 0.5%, from the 2017 period to $5.1 billion for the 2018 period primarily due to higher stop-loss premiums related to our small group level funded accounts and higher per-member premiums across most lines of business in the segment, partially offset by declines in average group fully-insured commercial medical membership as well as reinsuring our voluntary benefits and financial protection products to a third party in connection with the previously disclosed sale of KMG.

Services Revenue

•
Group and Specialty segment services revenue increased $75 million, or 53.6%, from the 2017 quarter to $215 million for the 2018 quarter and increased $198 million, or 44.6%, from the 2017 period to $642 million for the 2018 period as a result of the transition to the TRICARE T2017 East Region contract on January 1, 2018, along with the favorable impact of the timing of certain contractual incentives and adjustments.

Benefits Expense

•
The Group and Specialty segment benefit ratio increased 110 basis points from 79.6% in the 2017 quarter to 80.7% in the 2018 quarter primarily due to retroactive contractual rate adjustments, membership mix, including the continued migration of healthier groups to level funded ASO products in 2018, the unfavorable impact of seasonality on our fully-insured medical claims, as well as lower favorable prior-period reserve development. These factors were partially offset by the reinstatement of the health insurance industry fee in 2018 which was contemplated in the pricing of our products. The Group and Specialty segment benefit ratio increased 10 basis points from 77.9% in the 2017 period to 78.0% in the 2018 period primarily due the same factors in the year-over-year quarter comparison as well as the impact of lower premiums resulting from the adjustment of our commercial risk adjustment, or CRA, accrual related to the Affordable Care Act, or ACA, compliant business resulting from the release of the CMS's final 2017 CRA data.

•
The Group and Specialty segment's benefits expense included $7 million in the 2018 quarter in favorable prior-period medical claims reserve development versus $13 million in the 2017 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 40 basis points in the 2018 quarter and 80 basis points in the 2017 quarter. The Group and Specialty segment's benefits expense included the beneficial effect of a favorable prior-period medical claims reserve development of $41 million in the 2018 period versus $44 million in the 2017 period. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 80 basis points in the 2018 period and 90 basis points in the 2017 period.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 23.6% for the 2018 quarter increased 270 basis points from 20.9% for the 2017 quarter. For the 2018 period, the Group and Specialty segment operating cost ratio of 23.6% increased 230 basis points from 21.3% for the 2017 period. These increases primarily were due to the reinstatement of the health insurance industry fee in 2018, growth in our military services business, which carries a higher operating cost ratio than other products within the segment, as a result of the transition to the TRICARE T2017 East Region contract, investments made in the 2018 quarter as a result of the Tax Reform Law as previously described, and an increase in incentive compensation costs under the expanded program noted previously, resulting from the continued strong performance by the company. These items were partially offset by significant operating cost efficiencies driven by productivity initiatives implemented in 2017. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in both the 2018 quarter and the 2018 period.
Healthcare Services Segment

	For the three months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$70	$21	$49	233.3%
Pharmacy solutions	52	20	32	160.0%
Clinical care services	43	39	4	10.3%
Total services revenues	165	80	85	106.3%
Intersegment revenues:
Pharmacy solutions	5,092	5,246	(154)	(2.9)%
Provider services	537	392	145	37.0%
Clinical care services	161	273	(112)	(41.0)%
Total intersegment revenues	5,790	5,911	(121)	(2.0)%
Total services and intersegment revenues	$5,955	$5,991	$(36)	(0.6)%
Segment earnings	$215	$240	$(25)	(10.4)%
Operating cost ratio	96.1%	95.6%		0.5%

	For the nine months ended September 30,		Change
	2018	2017	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$158	$58	$100	172.4%
Pharmacy solutions	148	58	90	155.2%
Clinical care services	132	135	(3)	(2.2)%
Total services revenues	438	251	187	74.5%
Intersegment revenues:
Pharmacy solutions	15,181	15,581	(400)	(2.6)%
Provider services	1,456	1,207	249	20.6%
Clinical care services	511	876	(365)	(41.7)%
Total intersegment revenues	17,148	17,664	(516)	(2.9)%
Total services and intersegment revenues	$17,586	$17,915	$(329)	(1.8)%
Segment earnings	$594	$754	$(160)	(21.2)%
Operating cost ratio	96.2%	95.4%		0.8%
Segment Earnings

•
Healthcare Services segment earnings of $215 million for the 2018 quarter decreased $25 million, or 10.4%, from $240 million in the 2017 quarter. For the 2018 period, the Healthcare Services segment earnings of $594 million decreased $160 million, or 21.2%, from $754 million in the 2017 period. These decreases primarily were due to the impact of the optimization process associated with our chronic care management programs, as well as the investments made in the 2018 quarter and period as a result of the Tax Reform Law as previously described, partially offset by the impact of Kindred at Home.
Script Volume

•
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 110 million in the 2018 quarter, up 1.6%, versus scripts of approximately 108 million in the 2017 quarter. For the 2018 period, script volumes increased to approximately 328 million, up 1.5%, versus scripts of approximately 323 million in the 2017 period. These increases primarily reflected growth associated with higher individual Medicare Advantage membership, partially offset by the decline in stand-alone PDP and Individual Commercial membership.

Services Revenues

•
Services revenues increased $85 million, or 106.3%, from the 2017 quarter to $165 million for the 2018 quarter and increased $187 million, or 74.5%, from the 2017 period to $438 million for the 2018 period primarily due to service revenue growth from our provider services and pharmacy solutions businesses.

Intersegment Revenues

•
Intersegment revenues decreased $121 million, or 2.0%, from the 2017 quarter to $5.8 billion for the 2018 quarter and decreased $516 million, or 2.9%, from the 2017 period to $17.1 billion for the 2018 period primarily due to the loss of intersegment revenues associated with our exit from the Individual commercial business, a decline in pharmacy solutions revenue year-over-year primarily due to lower stand-alone PDP membership, the result of improving the effectiveness of our chronic care management programs previously discussed, and the impact to our provider services business of the lower Medicare rates year-over-year in geographies where our provider assets are primarily located. These declines were partially offset by Medicare Advantage membership growth in both the 2018 quarter and period, as well as higher intersegment revenues associated with our provider services business reflecting our previously disclosed acquisition of MCCI Holdings, LLC.

Operating Costs

•
The Healthcare Services segment operating cost ratio of 96.1% for the 2018 quarter increased 50 basis points from 95.6% for the 2017 quarter and increased 80 basis points from 95.4% for the 2017 period to 96.2% for the 2018 period primarily due to the lag in operating cost reduction associated with improving the effectiveness of our chronic conditions management programs, as compared to the timing of reduction in revenue, the long-term sustainability investments in the 2018 quarter and period as a result of the Tax Reform Law, and an increase in incentive compensation costs under the expanded program noted previously, resulting from continued strong performance by the company. These items were partially offset by significant operating cost efficiencies in the 2018 quarter and period driven by productivity initiatives implemented in 2017.

Individual Commercial Segment

•
Individual Commercial segment earnings of $5 million for the 2018 quarter decreased $21 million from the 2017 quarter and decreased $131 million from the 2017 period. The segment earnings in the 2018 quarter and period primarily reflects the impact of favorable prior-period reserve development.

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
Cash and cash equivalents increased to approximately $4.1 billion at September 30, 2018 from $4.0 billion at December 31, 2017. The change in cash and cash equivalents for the nine months ended September 30, 2018 and 2017 is summarized as follows:

	Nine Months Ended
	2018	2017
	(in millions)
Net cash provided by operating activities	$2,506	$6,962
Net cash used in investing activities	(2,640)	(1,776)
Net cash provided by financing activities	234	802
Increase in cash and cash equivalents	$100	$5,988
Cash Flow from Operating Activities
Our operating cash flows for the 2017 period were significantly impacted by the early receipt of the Medicare premium remittances of $3.1 billion in September 2017 because the payment date of October 1, 2017 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. Our operating cash flows for the 2018 period were negatively impacted by approximately $245 million related to reinsuring certain voluntary benefit and financial protection products to a third party in connection with the sale of KMG. Our operating cash flows for the 2017 period were also significantly impacted by the receipt of the $1 billion Merger Agreement break-up fee. Excluding the effects of the reinsurance transactions, Merger termination fee and the timing of the Medicare premium remittances, our operating cash flows were primarily impacted by earnings and the timing of working capital items, including the timing of Medicare risk adjustment payments.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	2018 Period Change	2017 Period Change
	(in millions)
IBNR (1)	$3,299	$3,154	$145	$(114)
Reported claims in process (2)	783	614	169	44
Other benefits payable (3)	938	900	38	466
Total benefits payable	$5,020	$4,668	$352	$396
Payables from divestiture			58	—
Change in benefits payable per cash flow statement resulting in cash from operations			$410	$396

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
The increase in benefits payable from December 31, 2017 to September 30, 2018 primarily was due to an increase in the amount of processed but unpaid claims, which fluctuate due to month-end cutoff as well as an increase in IBNR, primarily as a result of Medicare Advantage membership growth. The increase in benefits payable from December 31, 2016 to September 30, 2017 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements. This was partially offset by a decrease in IBNR primarily driven by declines in individual commercial medical membership in the 2017 period, partially offset by an increase in group Medicare Advantage membership.

The detail of total net receivables was as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	2018 Period Change	2017 Period Change
	(in millions)
Medicare	$744	$511	$233	$(293)
Commercial and other	292	273	19	(138)
Military services	118	166	(48)	44
Allowance for doubtful accounts	(92)	(96)	4	29
Total net receivables	$1,062	$854	$208	$(358)
Reconciliation to cash flow statement:
Disposition of receivables from sale of business			3	—
Change in receivables per cash flow statement resulting in cash from operations			$211	$(358)
The changes in Medicare receivables for both the 2018 period and the 2017 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
In the third quarter of 2018, we completed the sale of our wholly-owned subsidiary KMG to CGIC. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. Total cash and cash equivalents, including parent company funding, disposed at September 30, 2018, was $805 million. See Note 3 to our condensed consolidated financial statements.
During July 2018 we paid cash consideration of approximately $1.1 billion as part of the Consortium's investment in Kindred, which includes both the Kindred at Home Division and Curo Health Services businesses.

Net proceeds from investment securities sales in the 2018 period of $50 million primarily reflects actions associated with the sale of KMG described previously. In the 2017 period, we reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $1.4 billion.
On March 1, 2018 we acquired the remaining equity interest in MCCI. The purchase price included, in part, cash consideration of $169 million, as discussed in Note 3 to the condensed consolidated financial statements.

On April 10, 2018, we acquired Family Physicians Group, or FPG, for cash consideration of approximately $185 million.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $436 million in the 2018 period and $376 million in the 2017 period.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $436 million during the 2018 period and higher than claims payments by $1.9 billion during the 2017 period.

Under our administrative services only TRICARE contracts, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $33 million in the 2018 period. In the 2017 period, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $22 million.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $25 million higher than reimbursements from HHS during the 2018 period and $41 million higher than reimbursements from HHS during the 2017 period.
On March 26, 2018 we completed the final settlement of our accelerated stock repurchase along with 0.68 million additional share repurchases under the current stock repurchase authorization during the 2018 period for $224 million. We also acquired common shares in connection with employee stock plans for an aggregate cost of $70 million in the 2018 period and $79 million in the 2017 period.
In March 2017, we issued $600 million of 3.95% senior notes due March 15, 2027 and $400 million of 4.80% senior notes due March 15, 2047. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 31, 2017, were $991 million.
Net proceeds from the issuance of commercial paper were $240 million in the 2018 period. Repayments of commercial paper were $153 million in the 2017 period. The maximum principal amount outstanding at any one time during the 2018 period was $442 million.
We paid dividends to stockholders of $195 million during the 2018 period and $162 million during the 2017 period.
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
Acquisitions and Divestitures
In the third quarter of 2018, we completed the sale of our wholly-owned subsidiary KMG to CGIC. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. Total cash and cash equivalents, including parent company funding required disposed at September 30, 2018, was $805 million. See Note 3 to our condensed consolidated financial statements.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2018 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.0 billion at September 30, 2018 compared to $688 million at December 31, 2017. This increase primarily was due to insurance subsidiary dividends in excess of capital contributions from our parent company as well as operating cash derived from our non-insurance subsidiaries during the 2018 period. These items were partially offset by the completion of the Kindred at Home acquisition, as well as the acquisitions of MCCI and FPG, dividends and capital expenditures. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2018, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $6.6 billion, which exceeded aggregate minimum regulatory requirements of $5.3 billion. Subsidiary dividends are subject to state regulatory approval, the amount and timing of which could be reduced or delayed. The amount of dividends paid to our parent company was approximately $1.9 billion during the nine months ended September 30, 2018 compared to $1.4 billion during the nine months ended September 30, 2017. Actual dividends paid may vary year over year due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA+ at September 30, 2018. Our net unrealized position decreased $467 million from a net unrealized gain position of $198 million at December 31, 2017 to a net unrealized loss position of $269 million at September 30, 2018. At September 30, 2018, we had gross unrealized losses of $273 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the nine months ended September 30, 2018. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.4 years as of September 30, 2018 and approximately 4.1 years as of December 31, 2017. The decline in the average duration is reflective of the longer duration securities associated with the sale of KMG. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $356 million at September 30, 2018.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2018.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 14 to the condensed consolidated financial statements beginning on page 31 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2017 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2018	—	$—	—	$1,976,514,548
August 2018	65,300	325.00	65,300	1,955,292,156
September 2018	532,624	335.96	532,624	1,776,354,011
Total	597,924	$334.76	597,924

(1)
On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment bankers), subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was approximately $1.8 billion as of November 6, 2018.

(2)	Excludes 0.26 million shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
None.

Item 6:	Exhibits

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

3(ii)	By-Laws of Humana Inc., as amended on December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K, filed December 14, 2017).
10.1
Amendment No. 2, dated as of August 16, 2018, to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated as of February 27, 2014 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.'s Current Report on Form 8-K, filed August 20, 2018).

10.2	Humana Inc. Change in Control Policy, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.2 to Humana Inc.'s Current Report on Form 8-K, filed August 20, 2018).
10.3	Humana Inc. Executive Severance Policy, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.3 to Humana Inc.'s Current Report on Form 8-K, filed August 20, 2018).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 7, 2018	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)