Form 10-K
period 2018-12-31
HUMANA INC
filed 2019-02-21
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☑ Accelerated filer  ☐   Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2018 was $41,129,697,151 calculated using the average price on June 30, 2018 of $299.02.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2019 was 135,566,909.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 18, 2019.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

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
As of December 31, 2018, we had approximately 17 million members in our medical benefit plans, as well as approximately 6 million members in our specialty products. During 2018, 81% of our total premiums and services revenue were derived from contracts with the federal government, including 15% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 636,800 members as of December 31, 2018.
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
This Annual Report on Form 10-K, or 2018 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2018 Form 10-K for a description of a number of factors that may adversely affect our results or business.

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
Our Products
Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, include comprehensive managed care benefits generally through a participating network of physicians, hospitals, and other providers. Preferred provider organizations, or PPOs, provide members the freedom to choose any health care provider. However PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy solutions, provider, and clinical programs, as well as services and capabilities to advance population health. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Three core elements of the model are to improve the consumer experience by simplifying the interaction with us, engaging members in clinical programs, and offering assistance to providers in transitioning from a fee-for-service to a value-based arrangement. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.
Our Retail Segment Products
This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2018:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$35,656	63.2%
Group Medicare Advantage	6,103	10.8%
Medicare stand-alone PDP	3,584	6.4%
Total Retail Medicare	45,343	80.4%
State-based Medicaid	2,255	4.0%
Medicare Supplement	510	0.9%
Total premiums	48,108	85.3%
Services	11	—%
Total premiums and services revenue	$48,119	85.3%

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

CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits) to establish the risk-adjustment payments. Under the risk-adjustment methodology, all health benefit organizations must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2018, 15% of the risk score was calculated from claims data submitted through EDS. In 2019 and 2020 CMS will increase that percentage to 25% and 50%, respectively. For more information refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data and Item 1A. - Risk Factors.
At December 31, 2018, we provided health insurance coverage under CMS contracts to approximately 3,064,000 individual Medicare Advantage members, including approximately 636,800 members in Florida. These Florida contracts accounted for premiums revenue of approximately $8.2 billion, which represented approximately 23.0% of our individual Medicare Advantage premiums revenue, or 14.6% of our consolidated premiums and services revenue for the year ended December 31, 2018.
Our HMO, PPO, and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2019, and all of our product offerings filed with CMS for 2019 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, titled “Medicare Part D.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2019, and all of our product offerings filed with CMS for 2019 have been approved.
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
State-based Medicaid Contracts
Our state-based contracts allow us to serve members enrolled in state-based Medicaid programs including Temporary Assistance to Needy Families, or TANF, Aged, Blind, and Disabled, or ABD, Long-Term Support Services, or LTSS, and the CMS Financial Alignment dual eligible demonstration programs. TANF and ABD programs are traditional Medicaid programs that are state and federally funded and provide cash assistance and supportive services to assist qualifying aged, blind, or disabled individuals, as well as families with children under age 18, helping them achieve economic self-sufficiency. LTSS is a state and federally funded program that offers states a broad and flexible set of program design options and refers to the delivery of long-term support services for our members who receive home and community or institution-based services for long-term care. Our contracts are generally for three to five year terms.
We have contracts to serve Medicaid eligible members in Florida and Kentucky under traditional programs, as well as contracts in Florida under the LTSS program. Our Kentucky Medicaid contract is subject to a 100% coinsurance contract with CareSource Management Group Company, ceding all the risk to CareSource.
Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. The dual eligible population represents a disproportionate share of Medicaid and Medicare costs. States require special coordinating contracts for plans to offer Medicare Advantage dual eligible special needs plans, or D-SNPs. These largely operate separate from traditional Medicaid and LTSS programs. Some states are moving to support the dual eligible population by linking D-SNP participation to enrollment in a plan that also participates in a state-based Medicaid program to coordinate and integrate both Medicare and Medicaid benefits. Beginning in 2021, based on new federal requirements, D-SNPs will be required to more fully integrate Medicare and Medicaid benefits and states will have authority to require linkages to state-based traditional Medicaid and/or LTSS contracts or alternatively, allow D-SNPs to operate without a link to such state-based contracts while meeting additional coordination standards; CMS has yet to finalize regulations.
We currently serve dual eligible members under the CMS stand-alone dual eligible demonstration program in Illinois, and continue to serve other dual eligible members enrolled in our Medicare Advantage and stand-alone prescription drug plans.

Our Group and Specialty Segment Products
The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision and life insurance benefits, as well as administrative services only, or ASO products as described in the discussion that follows. The following table presents our premiums and services revenue for the Group and Specialty segment by product for the year ended December 31, 2018:

	Group and Specialty Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
External Revenue:
Premiums:
Fully-insured commercial group	$5,444	9.7%
Specialty	1,359	2.4%
Total premiums	6,803	12.1%
Services	835	1.5%
Total premiums and services revenue	$7,638	13.6%
Intersegment services revenue	$18	n/a
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
Our administrative services only, or ASO, products are offered to employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured HMO, PPO, or POS products described previously. Under ASO contracts, self-funded employers generally retain the risk of financing substantially all of the cost of health benefits. However, substantially all of our ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs.
Employers can customize their offerings with optional benefits such as dental, vision, and life products. We also offer optional benefits such as dental and vision to individuals.

Military Services
Under our TRICARE contracts with the United States Department of Defense, or DoD, we provide administrative services to arrange health care services for the dependents of active duty military personnel and for retired military personnel and their dependents. We have participated in the TRICARE program since 1996 under contracts with the DoD. Under our contracts, we provide administrative services while the federal government retains all of the risk of the cost of health benefits. Accordingly, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement. On January 1, 2018, we began to deliver services under the T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our Healthcare Services Segment Products
The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment is comprised of stand-alone businesses that offer services including pharmacy solutions, provider services, clinical care services, and predictive modeling and informatics services to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2018:

	Healthcare Services Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$20,514	n/a
Provider services	1,994	n/a
Clinical care services	662	n/a
Total intersegment revenue	$23,170
External services revenue:
Pharmacy solutions	$203	0.4%
Provider services	228	0.4%
Clinical care services	176	0.3%
Total external services revenue	$607	1.1%
n/a – not applicable
Pharmacy solutions
Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand, generic, and specialty drugs and diabetic supplies through Humana Pharmacy, Inc.
Provider services
We operate full-service, multi-specialty medical centers in a number of states, primarily in Florida and Texas, staffed by primary care providers and medical specialists practicing cardiology, endocrinology, geriatric medicine, internal medicine, ophthalmology, neurology, and podiatry. Our care delivery subsidiaries operate our medical center business through both employed physicians and care providers, and through third party management service organizations with whom we contract to arrange for and manage certain clinical services.

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
During 2018, we acquired the remaining equity interest in MCCI Holdings, LLC, or MCCI, a privately held management service organization and healthcare provider headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. In addition, during 2018, we acquired Family Physicians Group, or FPG, which serves Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. See Note 3 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.
Clinical care services
Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs. Clinical care services include the operations of Humana At Home, Inc., or Humana At Home®. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies with a high concentration of members living with multiple chronic conditions. The clinical support and care provided by Humana At Home is designed to improve health outcomes and result in a higher number of days members can spend at their homes instead of in an acute care facility. At December 31, 2018, we have enrolled approximately 716,000 members, with complex chronic conditions participating in a Humana Chronic Care Program, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. These members may not be unique to each program since members have the ability to enroll in multiple programs. We believe these initiatives lead to better health outcomes for our members and lower health care costs.
We have committed additional investments in our home care capabilities with our acquisition of a 40% minority interest in Kindred at Home, Inc., or Kindred at Home, and Curo Health Services, or Curo, which combined creates the nation's largest home health and hospice provider with 65% overlap with our individual Medicare Advantage business. See Note 3 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.
We are committed to the integrated physical and mental health of our members. Accordingly, we take a holistic approach to healthcare, offering care management and wellness programs. These programs use our capabilities that enable us to create a more complete view of an individual’s health, designed to connect, coordinate and simplify health care while reducing costs. These capabilities include our health care analytics engine, which reviews billions of clinical data points on millions of patients each day to provide members, providers, and payers real-time clinical insights to identify evidence-based gaps-in-care, drug safety alerts and other critical health concerns to improve outcomes. Additionally, our technology connects Humana and disparate electronic health record systems to enable the exchange of essential health information in real-time to provide physicians and care teams with a single, comprehensive patient view.
Our care management programs take full advantage of the population health, wellness and clinical applications offered by CareHub, our clinical management tool used by providers and care managers across the company to help our members achieve their best health, to offer various levels of support, matching the intensity of the support to the needs of members with ongoing health challenges through telephonic and onsite programs. These programs include Personal Nurse, chronic condition management, and case management as well as programs supporting maternity, cancer, neonatal intensive care unit, and transplant services.

Wellness
We offer wellness solutions including our Go365 wellness and loyalty rewards program, employee assistance program, and clinical programs. These programs, when offered collectively to employer customers as our Total Health product, turn any standard plan of the employer's choosing into an integrated health and well-being solution that encourages participation in these programs.
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

We discontinued substantially all off-exchange individual commercial medical plans effective January 1, 2017, and we exited our remaining individual commercial medical business effective January 1, 2018.
Other Businesses
Other Businesses includes those businesses that do not align with the reportable segments previously described, primarily our closed-block long-term care insurance policies, which was sold in 2018. For a detailed discussion of the sale refer to Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Membership
The following table summarizes our total medical membership at December 31, 2018, by market and product:

	Retail Segment					Group and Specialty Segment
	(in thousands)
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts	Fully- insured commercial Group	ASO	Military services	Total	Percent of Total
Florida	636.8	9.9	234.2	11.4	333.4	125.7	36.2	—	1,387.6	8.4%
Texas	246.9	241.9	305.1	10.6	—	171.6	30.4	—	1,006.5	6.1%
Kentucky	89.0	63.7	215.6	5.8	—	112.6	138.5	—	625.2	3.8%
California	70.9	0.2	484.4	20.3	—	—	—	—	575.8	3.5%
Georgia	114.2	2.2	124.5	11.1	—	158.5	45.2	—	455.7	2.7%
Illinois	108.7	23.3	185.2	5.7	7.7	46.0	76.8	—	453.4	2.7%
Ohio	128.6	22.1	184.3	45.8	—	44.6	27.5	—	452.9	2.7%
Missouri/Kansas	82.5	4.9	227.2	9.1	—	45.0	17.4	—	386.1	2.3%
North Carolina	149.5	0.5	172.6	6.0	—	—	—	—	328.6	2.0%
Tennessee	144.3	4.3	117.2	4.9	—	41.4	12.9	—	325.0	2.0%
Louisiana	161.1	12.1	61.3	2.2	—	59.6	13.5	—	309.8	1.9%
Wisconsin	58.7	10.0	121.6	6.3	—	68.7	36.8	—	302.1	1.8%
Indiana	103.5	6.8	145.8	9.0	—	21.2	12.6	—	298.9	1.8%
Virginia	121.6	3.1	159.1	8.6	—	—	—	—	292.4	1.8%
Michigan	52.9	12.9	140.2	3.4	—	2.8	0.4	—	212.6	1.3%
Arizona	76.0	0.4	97.6	4.8	—	25.0	5.5	—	209.3	1.3%
Pennsylvania	46.6	0.4	156.2	4.7	—	—	—	—	207.9	1.2%
South Carolina	87.0	0.5	71.3	5.2	—	—	—	—	164.0	1.0%
Military services	—	—	—	—	—	—	—	5,928.6	5,928.6	35.8%
Others	585.2	78.6	1,800.9	79.4	—	82.0	28.2	—	2,654.3	15.9%
Totals	3,064.0	497.8	5,004.3	254.3	341.1	1,004.7	481.9	5,928.6	16,576.7	100.0%
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
At December 31, 2018, approximately 1,128,500 members, or 6.8% of our medical membership, were covered under risk-based contracts, which provide all member benefits, including 942,000 individual Medicare Advantage members, or 30.7% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and monitor the financial performance and solvency of our capitated providers. However, we delegated claim processing functions under capitation arrangements covering approximately 181,200 HMO members, including 168,900 individual Medicare Advantage members, or 17.9% of the 942,000 individual Medicare Advantage members covered under risk-based contracts at December 31, 2018, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $1.5 billion, or 3.3% of total benefits expense, for the year ended December 31, 2018. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.
Accreditation Assessment
Our accreditation assessment program consists of several internal programs, including those that credential providers and those designed to meet the audit standards of federal and state agencies as well as external accreditation standards. We also offer quality and outcome measurement and improvement programs such as the Health Care Effectiveness Data and Information Set, or HEDIS, which is used by employers, government purchasers and the National

Committee for Quality Assurance (NCQA) to evaluate health plans based on various criteria, including effectiveness of care and member satisfaction.
Providers participating in our networks must satisfy specific criteria, including licensing, patient access, office standards, after-hours coverage, and other factors. Most participating hospitals also meet accreditation criteria established by CMS and/or The Joint Commission.
Recredentialing of participating providers occurs every three years, unless otherwise required by state or federal regulations. Recredentialing of participating providers includes verification of their medical licenses, review of their malpractice liability claims histories, review of their board certifications, if applicable, and review of applicable quality information. A committee composed of a peer group of providers reviews the applications of providers being considered for credentialing and recredentialing.
We maintain accreditation for certain of our health plans and/or departments from NCQA, the Accreditation Association for Ambulatory Health Care (AAAHC), and/or URAC. All Federal Employee Health Benefit Plans are required to be accredited. Certain commercial businesses, such as those impacted by a third-party labor agreement or those where a request is made by the employer, may require or prefer accredited health plans.
NCQA reviews our compliance based on standards for quality improvement, population health management, credentialing, utilization management, network management, member connections, and member rights and responsibilities. We have achieved and maintained NCQA accreditation in many of our commercial, Medicare and Medicaid HMO/POS and PPO markets and our wellness program, Go365. Humana’s pharmacy organization is accredited by URAC.
Sales and Marketing
We use various methods to market our products, including television, radio, the Internet, telemarketing, and direct mailings.
At December 31, 2018, we employed approximately 1,500 sales representatives, as well as approximately 1,400 telemarketing representatives who assisted in the marketing of Medicare, including Medicare Advantage and PDP, in our Retail segment and specialty products in our Group and Specialty segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Wal-Mart Stores, Inc., or Wal-Mart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
In our Group and Specialty segment, individuals may become members of our commercial HMOs and PPOs through their employers or other groups, which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. We use licensed independent brokers, independent agents, digital insurance agencies, and employees to sell our group products. Many of our larger employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We pay brokers and agents using the same commission structure described above for our specialty products.

Underwriting
Since 2014, the Patient Protection and Affordability Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Health Care Reform Law, requires certain group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments. Accordingly, certain group health plans are not subject to underwriting. Further, underwriting techniques are not employed in connection with our Medicare, military services, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or prior medical history.
Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2018 Form 10-K.
Government Regulation
Diverse legislative and regulatory initiatives at both the federal and state levels continue to affect aspects of the nation’s health care system, including the Health Care Reform Law.
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
For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2018 Form 10-K.
Certain Other Services
Captive Insurance Company
We bear general business risks associated with operating our Company such as professional and general liability, employee workers’ compensation, cybersecurity, and officer and director errors and omissions risks. Professional and general liability risks may include, for example, medical malpractice claims and disputes with members regarding benefit coverage. We retain certain of these risks through our wholly-owned, captive insurance subsidiary. We reduce exposure to these risks by insuring levels of coverage for losses in excess of our retained limits with a number of third-party insurance companies. We remain liable in the event these insurance companies are unable to pay their portion of the losses.
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

Employees
As of December 31, 2018, we had approximately 41,600 employees and approximately 2,000 additional medical professionals working under management agreements primarily between us and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

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
While we proactively attempt to effectively manage our operating expenses, increases or decreases in staff-related expenses, any costs associated with exiting products, additional investment in new products (including our opportunities in the Medicare programs, state-based contracts, and expansion of clinical capabilities as part of our integrated care delivery model), investments in health and well-being product offerings, acquisitions, new taxes and assessments (including the non-deductible health insurance industry fee), and implementation of regulatory requirements may increase our operating expenses.
Failure to adequately price our products or estimate sufficient benefits payable or effectively manage our operating expenses, may result in a material adverse effect on our results of operations, financial position, and cash flows.
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

We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. We have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We offer both stand-alone Medicare prescription drug coverage and Medicare Advantage health plans with prescription drug coverage in addition to our other product offerings. We offer a Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia. The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 80% of our total premiums and services revenue for the year ended December 31, 2018 generated from our Medicare products, including 15% derived from our individual Medicare Advantage contracts with CMS in Florida. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.
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
In the ordinary course of our business, we process, store and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party. We have been, and will likely continue to be, regular targets of attempted cybersecurity attacks and other security threats and may be subject to breaches of our information technology security systems. Although the impact of such attacks has not been material to our operations or results of operations, financial position, or cash flow through December 31, 2018, we can provide no assurance that we will be able to detect, prevent, or contain the effects of such cybersecurity attacks or other information security risks or threats in the future. A cybersecurity attack may penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions, cause shutdowns, or deploy viruses, worms, and other malicious software programs that attack our systems. A cybersecurity attack that bypasses our IT security systems successfully could materially affect us due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of our IT systems, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders. In certain circumstances we may rely on third party vendors to process, store and transmit large amounts of data for our businesses whose operations are subject to similar risks.
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
In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management, and offering of products and services. These include and could include in the future:

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial of health care benefit payments;

•	claims relating to the denial or rescission of insurance coverage;

•	challenges to the use of some software products used in administering claims;

•	claims relating to our administration of our Medicare Part D offerings;

•	medical malpractice actions based on our medical necessity decisions or brought against us on the theory that we are liable for providers' alleged malpractice;

•	claims arising from any adverse medical consequences resulting from our recommendations about the appropriateness of providers’ proposed medical treatment plans for patients;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation or non-acceptance or termination of provider contracts;

•	disputes related to ASO business, including actions alleging claim administration errors;

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
A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 85% of our total premiums and services revenue for the year ended December 31, 2018. These programs involve various risks, as described further below.

•	At December 31, 2018, under our contracts with CMS we provided health insurance coverage to approximately 636,800 individual Medicare Advantage members in Florida. These contracts accounted for approximately 15% of our total premiums and services revenue for the year ended December 31, 2018. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•
At December 31, 2018, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2018, primarily consisted of the TRICARE T2017 East Region contract replacing the 5-year T3 South Region contract that expired on December 31, 2017. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5 -year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option. The loss of the TRICARE T2017 East Region contract may have a material adverse effect on our results of operations, financial position, and cash flows.

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

CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2018, 15% of the risk score was calculated from claims data submitted through EDS. In 2019 and 2020 CMS will increase that percentage to 25% and 50%, respectively. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

CMS and the Office of the Inspector General of Health and Human Services, or HHS-OIG, are continuing to perform audits of various companies’ selected MA contracts related to this risk adjustment diagnosis data. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices which influence the calculation of premium payments to MA plans.
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provided that, in calculating the economic impact of audit results for an MA contract, if any, the results of the RADV audit sample would be extrapolated to the entire MA contract after a comparison of the audit results to a similar audit of Medicare FFS (we refer to the process of accounting for errors in FFS claims as the "FFS Adjuster"). This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because the government used the Medicare FFS program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to MA plans’ payment rates in order to establish actuarial equivalence in payment rates as required under the Medicare statute. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the Medicare FFS program dataset).
The final RADV extrapolation methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to CMS RADV contract level audits conducted for contract year 2011 and subsequent years. CMS is currently conducting RADV contract level audits for certain of our Medicare Advantage plans.
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
On October 26, 2018, CMS issued a proposed rule and accompanying materials (which we refer to as the “Proposed Rule”) related to, among other things, the RADV audit methodology described above. If implemented, the Proposed Rule would use extrapolation in RADV audits applicable to payment year 2011 contract-level audits and all subsequent audits, without the application of a FFS Adjuster to audit findings. We are studying the Proposed Rule and CMS’ underlying analysis contained therein. We believe, however, that the Proposed Rule fails to address adequately the statutory requirement of actuarial equivalence, and we expect to provide substantive comments to CMS on the Proposed Rule as part of the notice-and-comment rulemaking process. We are also evaluating the potential impact of the Proposed Rule, and any related regulatory, industry or company reactions, all or any of which could have a material adverse effect on our results of operations, financial position, or cash flows.

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

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $170 million and $279 million at December 31, 2018 and 2017, respectively.
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

•
We are also subject to various other governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations, including audits of risk adjustment data, are also conducted by state attorneys general, CMS, HHS-OIG, the Office of Personnel Management, the Department of Justice, the Department of Labor, and the Defense Contract Audit Agency. All of these activities could result in the loss of licensure or the right to participate in various programs, including a limitation on our ability to market or sell products, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. The outcome of any current or future governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such outcome of litigation, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. Certain of these matters could also affect our reputation. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.
The Health Care Reform Law could have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs by, among other things, requiring a minimum benefit ratio on insured products, lowering our Medicare payment rates and increasing our expenses associated with a non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. The provisions of the Health Care Reform Law include, among others, imposing a significant new non-deductible health insurance industry fee and other assessments on health insurers, limiting Medicare Advantage payment rates, stipulating a prescribed minimum ratio for the amount of premiums revenue to be expended on medical costs for insured products, additional mandated benefits and guarantee issuance associated with commercial medical insurance, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, and heightened scrutiny by state and federal regulators of our business practices, including our Medicare bid and pricing practices. The Health Care Reform Law also specifies benefit design guidelines, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants), establishes federally-facilitated or state-based exchanges for individuals and small employers (with up to 100 employees) coupled with programs designed to spread risk among insurers (subject to federal administrative action), and expands eligibility for Medicaid programs (subject to state-by-state implementation of this expansion). Financing for these reforms come, in part, from material additional fees and taxes on us and other health plans and individuals which began in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare. If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of the Health Care Reform Law, our business may be materially adversely affected. Additionally, potential legislative changes or judicial determinations, including activities to repeal or replace the Health Care Reform Law or declare all or certain portions of the Health Care Reform Law unconstitutional, creates uncertainty for our business, and we cannot predict when, or in what form, such legislative changes or judicial determinations may occur.
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
These regulations set standards for the security of electronic health information, including requirements that insurers provide customers with notice regarding how their non-public personal information is used, including an opportunity to "opt out" of certain disclosures. Violations of these rules could subject us to significant criminal and civil penalties, including significant monetary penalties. Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA can also expose us to additional liability for violations by our business associates (e.g., entities that provide services to health plans and providers).
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
Corporate Practice of Medicine and Other Laws
As a corporate entity, Humana Inc. is not licensed to practice medicine. Many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. Under management agreements between certain of our subsidiaries and affiliated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We believe that our health services operations comply with applicable state statutes regarding corporate practice of medicine, fee-

splitting, and similar issues. However, any enforcement actions by governmental officials alleging non-compliance with these statutes, which could subject us to penalties or restructuring or reorganization of our business, may result in a material adverse effect on our results of operations, financial position, or cash flows.
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
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue our acquisition strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, transactions outside of our core business space, or if multiple transactions are pursued simultaneously. The failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our acquisitions, investments, joint ventures or strategic alliances may cause asset write-offs, restructuring costs or other expenses and may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives, and we may divest or wind down such businesses. There can be no assurance that we will be able to complete any such divestiture on terms favorable to us. The divestiture of certain businesses could result, individually or in the aggregate, in the recognition of material losses and a material adverse effect on our results of operations. In addition, divestitures may result in continued financial exposure to the divested businesses following the completion of the transaction. For example, in connection with a disposition, we may enter into transition or administrative service agreements, coinsurance arrangements, vendor relationships or other strategic relationships with the divested business, or we may agree to provide certain indemnities to the purchaser in any such transaction, each of which may result in additional expense and could have a material adverse effect on our result of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table lists, by state, the number of medical centers and administrative offices we owned or leased at December 31, 2018:

	Medical Centers		Administrative Offices
	Owned	Leased	Owned	Leased	Total
Florida	13	207	—	69	289
Texas	1	17	2	14	34
Kentucky	2	3	15	12	32
Arizona	—	17	—	6	23
Louisiana	—	6	—	10	16
Virginia	—	8	—	7	15
Illinois	—	5	—	10	15
California	—	2	—	12	14
Ohio	—	1	—	13	14
South Carolina	—	6	—	6	12
New York	—	—	—	13	13
Nevada	—	7	—	5	12
Puerto Rico	—	1	—	10	11
Indiana	—	5	—	5	10
Georgia	—	8	—	3	11
Washington	—	7	—	4	11
Tennessee	—	—	—	9	9
New Jersey	—	—	—	9	9
Colorado	—	5	—	3	8
Michigan	—	5	—	3	8
North Carolina	—	2	—	4	6
Others	—	9	1	38	48
Total	16	321	18	265	620
The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of the medical centers included in the table above, approximately 44 of these facilities are leased or subleased to our contracted providers to operate.
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

ITEM 3. LEGAL PROCEEDINGS
We are party to a variety of legal actions in the ordinary course of business, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, qui tam litigation brought by individuals seeking to sue on behalf of the government, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For a discussion of our material legal actions, including those not in the ordinary course of business, see “Legal Proceedings and Certain Regulatory Matters” in Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol HUM.
Holders of our Capital Stock
As of January 31, 2019, there were approximately 2,300 holders of record of our common stock and approximately 244,700 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2017 and 2018, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2017 payments
1/12/2017	1/27/2017	$0.29	$43
3/31/2017	4/28/2017	$0.40	$58
6/30/2017	7/31/2017	$0.40	$58
9/29/2017	10/27/2017	$0.40	$57
2018 payments
12/29/2017	1/26/2018	$0.40	$55
3/30/2018	4/27/2018	$0.50	$69
6/29/2018	7/27/2018	$0.50	$69
9/28/2018	10/26/2018	$0.50	$69
On November 2, 2018, the Board declared a cash dividend of $0.50 per share that was paid on January 25, 2019 to stockholders of record on December 31, 2018, for an aggregate amount of $68 million. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
In February 2019, the Board declared a cash dividend of $0.55 per share payable on April 26, 2019 to stockholders of record on March 29, 2019.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2018. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2013, and that dividends were reinvested when paid.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
HUM	$100	$140	$176	$202	$247	$287
S&P 500	$100	$114	$115	$129	$157	$150
Peer Group	$100	$128	$135	$137	$173	$191
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 2018	—	$—	—	$1,776,354,011
November 2018	1,937,797	309.63	1,937,797	1,176,354,010
December 2018	—	—	—	1,176,354,010
Total	1,937,797	$309.63	1,937,797

(1)
On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions, including pursuant to accelerated share repurchase agreements with investment banks, subject to certain regulatory restrictions on volume, pricing, and timing. On November 28, 2018, we entered into an accelerated stock repurchase agreement, the November 2018 ASR, with Goldman, Sachs & Co. LLC, or Goldman Sachs, to repurchase $750 million of our common stock as part of the $3.0 billion share repurchase program authorized by the Board of Directors on December 14, 2017. On November 29, 2018, we made a payment of $750 million to Goldman Sachs from available cash on hand and received an initial delivery of 1.94 million shares of our common stock from Goldman Sachs. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of an $600 million increase in treasury stock, which reflects the value of the initial 1.94 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the November 2018 ASR. Our remaining repurchase authorization was approximately $1,176 million as of February 21, 2019, excluding the $150 million pending final settlement of our November 2018 ASR.

(2)	Excludes 0.15 million shares repurchased in connection with employee stock plans.

ITEM 6. SELECTED FINANCIAL DATA

	2018	2017	2016 (a)	2015	2014
	(dollars in millions, except per common share results)
Summary of Operating Results:
Revenues:
Premiums	$54,941	$52,380	$53,021	$52,409	$45,959
Services	1,457	982	969	1,406	2,164
Investment income	514	405	389	474	377
Total revenues	56,912	53,767	54,379	54,289	48,500
Operating expenses:
Benefits	45,882	43,496	45,007	44,269	38,166
Operating costs	7,525	6,567	7,173	7,295	7,639
Merger termination fee and related costs, net	—	(936)	104	23	—
Depreciation and amortization	405	378	354	355	333
Total operating expenses	53,812	49,505	52,638	51,942	46,138
Income from operations	3,100	4,262	1,741	2,347	2,362
Loss (gain) on sale of business	786	—	—	(270)	—
Interest expense	218	242	189	186	192
Other expense, net	33	—	—	—	—
Income before income taxes and equity in net earnings	2,063	4,020	1,552	2,431	2,170
Provision for income taxes	391	1,572	938	1,155	1,023
Equity in net earnings of Kindred at Home	11	—	—	—	—
Net income	$1,683	$2,448	$614	$1,276	$1,147
Basic earnings per common share	$12.24	$16.94	$4.11	$8.54	$7.44
Diluted earnings per common share	$12.16	$16.81	$4.07	$8.44	$7.36
Dividends declared per common share	$2.00	$1.60	$1.16	$1.15	$1.11
Financial Position:
Cash and investments	$12,780	$16,344	$13,675	$11,681	$11,482
Total assets	25,413	27,178	25,396	24,678	23,497
Benefits payable	4,862	4,668	4,563	4,976	4,475
Debt	6,069	4,920	4,092	4,093	3,795
Stockholders’ equity	10,161	9,842	10,685	10,346	9,646
Cash flows from operations	$2,173	$4,051	$1,936	$868	$1,618
Key Financial Indicators:
Benefit ratio	83.5%	83.0%	84.9%	84.5%	83.0%
Operating cost ratio	13.3%	12.3%	13.3%	13.6%	15.9%
Membership by Segment:
Retail segment:
Medical membership	9,161,500	9,206,300	8,751,300	8,327,700	7,360,300
Group and Specialty segment:
Medical membership	7,415,200	4,638,200	4,793,300	4,963,400	5,430,200
Specialty membership	6,072,300	6,986,000	6,961,200	7,221,800	7,668,500
Individual commercial segment:
Medical membership	—	128,800	654,800	899,100	1,016,200
Other Businesses:
Medical membership	—	29,800	30,800	32,600	35,000
Consolidated:
Total medical membership	16,576,700	14,003,100	14,230,200	14,222,800	13,841,700
Total specialty membership	6,072,300	6,986,000	6,961,200	7,221,800	7,668,500

(a)
Includes a reduction in premiums revenue of $583 million ($367 million after tax, or $2.43 per diluted common share) associated with the write-off of commercial risk corridor receivables. Also includes benefits expense of $505 million ($318 million after tax, or $2.11 per diluted common share) for reserve strengthening associated with our non-strategic closed block of long-term care insurance policies, which were sold in 2018.

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our investment in Kindred at Home. The Individual Commercial segment consisted of our individual commercial fully-insured medical health insurance business, which we exited beginning January 1, 2018. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold in 2018.
The results of each segment are measured by income before income taxes and equity in net earnings from Kindred at Home, or segment earnings. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
Acquisitions and Divestitures
On August 9, 2018, we completed the sale of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG's subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care policies. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. In connection with the sale of KMG, we recognized a pretax loss, including transaction costs, of $786 million and a corresponding $452 million tax benefit. Prior to the sale of KMG, we entered into reinsurance contracts to transfer the risk associated with certain voluntary benefit and financial protection products previously issued primarily by KIC to a third party. We transferred approximately $245 million of cash to the third party and recorded a commensurate reinsurance recoverable as a result of these transactions. The reinsurance recoverable was included as part of the net assets disposed. There was no material impact to operating results from these reinsurance transactions.

On July 2, 2018 and July 11, 2018, we along with TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, collectively, the Sponsors, completed the acquisitions of Kindred and Curo, respectively, merging Curo with the hospice business of Kindred at Home. As part of these transactions, we acquired a 40% minority interest in the combined business, Kindred at Home, a for total cash consideration of approximately $1.1 billion.

On April 10, 2018, we acquired Family Physicians Group, or FPG, for cash consideration of approximately $185 million, net of cash received. FPG is one of the largest at-risk providers serving Medicare Advantage and Managed

Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties.
On March 1, 2018, we acquired the remaining equity interest in MCCI Holdings LLC, or MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million.

These transactions are more fully discussed in Note 3 to the consolidated financial statements.
Highlights
Consolidated

•
Our 2018 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2018, approximately 2,039,100 members, or 67%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,901,300 members, or 66%, at December 31, 2017.

•	Our consolidated pretax income was $2.06 billion for 2018 compared to $4.02 billion in 2017. A number of significant items effected our year-over-year comparisons including the following:

◦	The net gain associated with the terminated Merger Agreement, mainly the break-up fee of $936 million in 2017.

◦	The loss on sale of KMG of $786 million in 2018.

◦	Charges in 2017 of $219 million associated with voluntary and involuntary workforce reduction programs, the Penn Treaty guaranty fund assessment and costs associated with the early retirement of debt.

◦
Lower year-over-year segment earnings in our Retail, Group and Specialty and Healthcare Services segments reflects the impact of investing the benefit of a lower tax rate from the 2017 Tax Reform Law into the establishment of an annual incentive compensation program for a broader range of employees, together with additional investments in the communities of our members, technology and our integrated care delivery model to drive more affordable healthcare and better clinical outcomes.

◦
Our year-over-year pretax comparisons were also favorably impacted by strong Medicare Advantage membership growth and operating efficiencies from productivity initiatives implemented in 2017. These increases were partially offset by enhanced 2018 Medicare Advantage benefits resulting from investing the better than expected 2017 individual Medicare Advantage pretax earnings, coupled with the return of the health insurance industry fee, and a more severe flu season in 2018.

•
Year-over-year comparisons of diluted earnings per common share were also favorably impacted by a lower number of shares used to compute earnings per common share from share repurchases and the impact of a lower tax rate for the year ended December 31, 2018.The 2017 Tax Reform Law coupled with the tax benefit from the sale of KMG, partially offset by return of the nondeductible health insurance industry fee, drove the lower tax rate in 2018.

•
We returned capital to our shareholders in the form of increased shareholder dividends and significant share repurchase.  In 2018, we increased our per share dividend by 25% and repurchased shares worth approximately $1.1 billion, including the accelerated share repurchase agreement, or ASR, that we entered into in November 2018.

•
The annual health insurance industry fee was suspended for calendar year 2017, but resumed in 2018. Operating costs associated with the health insurance industry fee attributable to 2018 were $1.04 billion paid in October 2018. This fee is not deductible for tax purposes, which increases our effective income tax rate. The one-year suspension in 2017 of the health insurance industry fee significantly reduced our operating costs and effective tax rate during 2017. The annual health insurance industry fee is also suspended for calendar year 2019, but under current law is scheduled to resume for calendar year 2020.

Retail Segment

•	Individual and Group Medicare Advantage membership increased 259,600 members, or 7.9%, in 2018 to 3,561,800 members December 31, 2018.

•
On January 30, 2019, after the stock market closed, the Centers for Medicare and Medicaid Services (CMS) issued its preliminary 2020 Medicare Advantage and Part D payment rates and proposed policy changes (collectively, the Advance Notice). CMS has invited public comment on the Advance Notice before publishing final rates on April 1, 2019 (the Final Notice). In the Advance Notice, CMS estimates Medicare Advantage plans across the sector will, on average, experience a 1.59 percent increase in benchmark funding based on proposals included therein. As indicated by CMS, its estimate excludes the impact of fee‐for‐service county rebasing/re‐pricing since the related impact is dependent upon finalization of certain data, which will be available with the publication of the Final Notice. Based on our preliminary analysis using the same factors CMS included in its estimate, the components of which are detailed on CMS’ website, we anticipate the proposals in the Advance Notice would result in a change to our benchmark funding relatively in line with CMS’ estimate. We will be drawing upon our program expertise to provide CMS formal commentary on the impact of the Advance Notice and the related impact upon Medicare beneficiaries’ quality of care and service to our members through the Medicare Advantage program.

•
On April 24, 2018, we received a Notice of Intent to be Awarded a Comprehensive Medicaid Contract under Florida’s Statewide Managed Medicaid Program in all 11 regions, including the South Florida, Tampa, Jacksonville, and Orlando metro areas. The comprehensive program combines the traditional Medicaid, or TANF, and Long-Term Care programs. Phase-in under the new contract began December 2018 and was fully implemented February 1, 2019.

•
In October 2018, CMS published its updated Star quality ratings for bonus year 2020. We received a 5-star rating on CMS' 5-star rating system for two MA contracts offered in Florida and Tennessee. In addition, we received a 4.5-star rating for two MA contracts offered in Florida, Illinois, Kentucky, Mississippi, North Carolina, and Oregon. We have 12 contracts rated 4-star or above and 3 million members in 4-star or above rated contracts to be offered in 2019, representing 84% of our MA membership as of July 2018. The achievement of a 5-star rating for two MA contracts in Florida and Tennessee provides us the ability to market for these contracts throughout the year, creating an opportunity for increased penetration in these important geographies. We cannot guarantee, however, our ability to maintain or improve our star ratings.

Group and Specialty Segment

•
During 2018, we transitioned to the new, larger T2017 East Region contract increasing membership 2,846,800 or 92.4%.The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.

Healthcare Services Segment

•
We continued to invest in our Healthcare Services segment necessary to drive effective care delivery and clinical outcomes with our acquisitions of MCCI and FPG and our 40% investment in Kindred at Home.

•
Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 716,000 at December 31, 2018, a decrease of 9.9% from 794,900 at December 31, 2017. These members may not be unique to each program since members have the ability to enroll in multiple programs. We have undergone an optimization process that ensures the appropriate level of member interaction with clinicians to drive quality outcomes, which has resulted in improved Retail segment operating results.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee levied on the insurance industry is $14.3 billion in 2018 and is not deductible for income tax purposes, which significantly increases our effective income tax rate. A one year suspension of the health insurance industry fee, as we experienced in 2017 and are experiencing in 2019, significantly impacts our trend in key operating metrics including our operating cost and medical expense ratios, as well as our effective tax rate. The annual health insurance industry fee is scheduled to resume for calendar year 2020 under current law.

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
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers and are described in Note 17 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2018 Form 10-K.

Comparison of Results of Operations for 2018 and 2017
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2018 and 2017:
Consolidated

			Change
	2018	2017	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$48,108	$44,626	$3,482	7.8%
Group and Specialty	6,803	6,772	31	0.5%
Individual Commercial	8	947	(939)	(99.2)%
Other Businesses	22	35	(13)	(37.1)%
Total premiums	54,941	52,380	2,561	4.9%
Services:
Retail	11	10	1	10.0%
Group and Specialty	835	626	209	33.4%
Healthcare Services	607	338	269	79.6%
Other Businesses	4	8	(4)	(50.0)%
Total services	1,457	982	475	48.4%
Investment income	514	405	109	26.9%
Total revenues	56,912	53,767	3,145	5.8%
Operating expenses:
Benefits	45,882	43,496	2,386	5.5%
Operating costs	7,525	6,567	958	14.6%
Merger termination fee and related costs, net	—	(936)	936	(100.0)%
Depreciation and amortization	405	378	27	7.1%
Total operating expenses	53,812	49,505	4,307	8.7%
Income from operations	3,100	4,262	(1,162)	(27.3)%
Loss on sale of business	786	—	786	100.0%
Interest expense	218	242	(24)	(9.9)%
Other expense, net	33	—	33	100.0%
Income before income taxes and equity in net earnings	2,063	4,020	(1,957)	(48.7)%
Provision for income taxes	391	1,572	(1,181)	(75.1)%
Equity in net earnings of Kindred at Home	11	—	11	100.0%
Net income	$1,683	$2,448	$(765)	(31.3)%
Diluted earnings per common share	$12.16	$16.81	$(4.65)	(27.7)%
Benefit ratio (a)	83.5%	83.0%		0.5%
Operating cost ratio (b)	13.3%	12.3%		1.0%
Effective tax rate	18.9%	39.1%		(20.2)%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income for 2018 was $1.7 billion, or $12.16 per diluted common share compared to $2.4 billion, or $16.81 per diluted common share, in 2017. This comparison was impacted by the loss on sale of KMG in 2018, the Merger Agreement break-up fee in 2017, the suspension of the health insurance industry fee for calendar year 2017, the exit out of the Individual Commercial business effective January 1, 2018, a lower tax rate due to the Tax Reform Law, charges associated with both voluntary and involuntary workforce reduction programs in 2017, and the estimated guaranty fund assessment expense to support the policyholders obligation of Penn Treaty in 2017. After consideration of these items, our earnings were favorably impacted by strong Medicare Advantage membership growth and significant operating efficiencies in 2018 driven by productivity initiatives implemented in 2017. These increases were partially offset by our offering of enhanced 2018 Medicare Advantage member benefits which resulted from the investment of the better than expected 2017 individual Medicare Advantage pretax earnings, coupled with the return of the health insurance industry fee and the more severe flu season during the first quarter of 2018.The comparison of diluted earnings per common share are also impacted by a lower number of shares from share repurchases.
Premiums Revenue
Consolidated premiums increased $2.6 billion, or 4.9%, from $52.4 billion for 2017 to $54.9 billion for 2018 primarily driven by higher Medicare Advantage revenues, partially offset by the impact of lower revenues from the exit of the Individual Commercial business.
Services Revenue
Consolidated services revenue increased $475 million, or 48.4%, from $982 million for 2017 to $1.5 billion for 2018, primarily due to an increase in services revenue in the Healthcare Services and Group and Specialty segments, as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income was $514 million for 2018, increasing $109 million, or 26.9%, from 2017, primarily due to higher realized capital gains and higher interest rates in 2018, partially offset by lower average invested balances.
Benefits Expense
Consolidated benefits expense was $45.9 billion for 2018, an increase of $2.4 billion, or 5.5%, from 2017 reflecting an increase in the Retail and Group and Specialty segments benefits expense as discussed in the detailed segment results discussion that follows. These increases were partially offset by a decrease in the Individual Commercial segment benefits expense. As more fully described herein under the section entitled “Benefits Expense Recognition”, actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $503 million in 2018 and $483 million in 2017.
The consolidated benefit ratio for 2018 was 83.5%, an increase of 50 basis points from 2017 primarily due to the enhanced 2018 Medicare Advantage member benefits resulting from the investment of the better than expected 2017 individual Medicare Advantage pretax earnings and a more severe flu season in the first quarter of 2018. These items were partially offset by the positive impact from the reinstatement of the health insurance industry fee in 2018, which was contemplated in the pricing and benefit design of our products and higher favorable prior-period reserve development. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points in both 2018 and 2017.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $958 million, or 14.6%, from 2017 to $7.5 billion in 2018 reflecting an increase in the Retail and Group and Specialty segments discussed in the detailed segment results discussion that follows. These increases were partially offset by a decrease in the Individual Commercial segment operating costs.
The consolidated operating cost ratio for 2018 was 13.3%, increasing 100 basis points from 12.3% in 2017 primarily due to the reinstatement of the health insurance industry fee in 2018, and long term sustainability investments made in 2018 as a result of the Tax Reform Law. Our long-term sustainability investments include the continuation of investments in our associate workforce, primarily the establishment of an annual incentive program for a broader range of employees, together with additional investments in the communities of our members, technology and our integrated care delivery model to drive more affordable healthcare and better clinical outcomes, and an increase in incentive compensation costs under the expanded program noted above. The ratio was further impacted by the growth in our military services business, which carries a higher operating ratio than our other products, due to the previously disclosed transition to the T2017 East Region contract effective January 1, 2018. These items were partially offset by the favorable impact of significant operating cost efficiencies in 2018 driven by productivity initiatives implemented in 2017, the impact of the charges recorded in 2017 associated with the voluntary and involuntary workforce reduction program, and the favorable year-over-year comparison of the impact of the guaranty fund assessment expense to support policyholder obligations of Penn Treaty in 2017, as well as the exit of the Individual Commercial business effective January 1, 2018, which carried a higher operating cost ratio than our other products. The nondeductible health insurance industry fee impacted the operating cost ratio by approximately 180 basis points in 2018.
Depreciation and Amortization
Depreciation and amortization in 2018 totaled $405 million compared to $378 million in 2017, an increase of 7.1%, primarily due to capital expenditures, the acquisitions of MCCI and FPG, and the write-off of a trade name value reflecting the re-branding of certain provider assets.
Interest Expense
Interest expense was $218 million for 2018 compared to $242 million for 2017, a decrease of $24 million, or 9.9%, primarily as a result of the early redemption of higher rate debt in December 2017.
Income Taxes
Our effective tax rate during 2018 was 18.9% compared to the effective tax rate of 39.1% in 2017. This decrease is primarily due to the Tax Reform Law and the tax benefit resulting from the sale of KMG, partially offset by the impact of the reinstatement of the non-deductible health insurance industry fee in 2018. See Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Retail Segment

			Change
	2018	2017	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,064,000	2,860,800	203,200	7.1%
Group Medicare Advantage	497,800	441,400	56,400	12.8%
Medicare stand-alone PDP	5,004,300	5,308,100	(303,800)	(5.7)%
Total Retail Medicare	8,566,100	8,610,300	(44,200)	(0.5)%
State-based Medicaid	341,100	360,100	(19,000)	(5.3)%
Medicare Supplement	254,300	235,900	18,400	7.8%
Total Retail medical members	9,161,500	9,206,300	(44,800)	(0.5)%

			Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$35,656	$32,720	$2,936	9.0%
Group Medicare Advantage	6,103	5,155	948	18.4%
Medicare stand-alone PDP	3,584	3,702	(118)	(3.2)%
Total Retail Medicare	45,343	41,577	3,766	9.1%
State-based Medicaid	2,255	2,571	(316)	(12.3)%
Medicare Supplement	510	478	32	6.7%
Total premiums	48,108	44,626	3,482	7.8%
Services	11	10	1	10.0%
Total premiums and services revenue	$48,119	$44,636	$3,483	7.8%
Segment earnings	$1,733	$1,978	$(245)	(12.4)%
Benefit ratio	85.1%	85.6%		(0.5)%
Operating cost ratio	11.1%	9.6%		1.5%
Segment Earnings

•	Retail segment earnings were $1.7 billion in 2018, a decrease of $245 million, or 12.4%, compared to 2017 reflecting a higher operating cost ratio in 2018, partially offset by a lower benefit ratio.
Enrollment

•
Individual Medicare Advantage membership increased 203,200 members, or 7.1%, from December 31, 2017 to December 31, 2018 reflecting net membership additions associated with last year's Annual Election Period, or AEP, for Medicare beneficiaries. For full year 2019, we anticipate net membership growth in our individual Medicare Advantage offerings of 375,000 to 400,000.

•
Group Medicare Advantage membership increased 56,400 members, or 12.8%, from December 31, 2017 to December 31, 2018 reflecting increased sales to our existing group accounts during last year's AEP for Medicare beneficiaries. For full year 2019, we anticipate net membership growth in our group Medicare Advantage offerings of approximately 30,000.

•
Medicare stand-alone PDP membership decreased 303,800 members, or 5.7%, from December 31, 2017 to December 31, 2018 reflecting net declines during last year's AEP for Medicare beneficiaries. These declines primarily resulted from the previously disclosed loss of auto assigned members in Florida and South Carolina due to pricing over the CMS low income benchmark and continued membership declines in our Enhanced Plan. In addition, growth in our co-branded Walmart plan was significantly lower than historical levels due to the introduction of additional low-priced competitor offerings in many regions. For the full year 2019, we anticipate a net membership decline in our Medicare stand-alone PDP offerings of 700,000 to 750,000.

•
State-based Medicaid membership decreased 19,000 members, or 5.3%, from December 31, 2017 to December 31, 2018, primarily driven by our election not to participate in Illinois' Medicaid Integrated Care Program and the Virginia Long Term Support Services contract that replaced the state's previous stand-alone dual eligible demonstration program in December 2017. Year-over-year decline was also impacted by lower membership associated with our Florida Medicaid contract due to overall strengthening economic conditions, partially offset by the addition of members associated with the new Florida Managed Medical Assistance program from the contract phase-in for certain regions that began December 1, 2018.

Premiums revenue

•
Retail segment premiums increased $3.5 billion, or 7.8%, from 2017 to 2018 primarily reflecting individual and group Medicare Advantage membership growth in last year's AEP as well as increased per-member premiums for certain of the segment's products, partially offset by declines in stand-alone PDP and state-based contracts revenues resulting from year-over-year membership declines discussed above. Average group and individual Medicare Advantage membership increased 7.6% in 2018. Average membership is calculated by summing the ending membership for each month in a period and dividing the result by the number of months in a period. Premiums revenue reflects changes in membership and average per-member premiums. Items impacting average per-member premiums include changes in premium rates as well as changes in the geographic mix of membership, the mix of product offerings, and the mix of benefit plans selected by our membership.

Benefits expense

•
The Retail segment benefit ratio of 85.1% for 2018 decreased 50 basis points from 2017 primarily due to the reinstatement of the non-deductible health insurance industry fee in 2018 which was contemplated in the pricing and benefit design of our products, partially offset by the unfavorable impact from enhanced 2018 Medicare Advantage member benefits resulting from the investment of the better than expected 2017 individual Medicare Advantage pretax earnings. 2018 was also impacted by a more severe flu season.

•
The Retail segment’s benefits expense for 2018 included the beneficial effect of $398 million in favorable prior-year medical claims reserve development versus $386 million in 2017. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 80 basis points in 2018 versus approximately 90 basis points in 2017.

Operating costs

•
The Retail segment operating cost ratio of 11.1% for 2018 increased 150 basis points from 2017 primarily due to the reinstatement of the health insurance industry fee in 2018 and increase in incentive compensation costs under the expanded program, resulting from the strategic investments made in 2018 as a result of the Tax Reform Law. These items were partially offset by significant operating cost efficiencies in 2018 driven by productivity initiatives implemented in 2017.

•	The non-deductible health insurance industry fee increased the operating cost ratio by approximately 190 basis points in 2018.

Group and Specialty Segment

			Change
	2018	2017	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	1,004,700	1,097,700	(93,000)	(8.5)%
ASO	481,900	458,700	23,200	5.1%
Military services	5,928,600	3,081,800	2,846,800	92.4%
Total group medical members	7,415,200	4,638,200	2,777,000	59.9%
Specialty membership (a)	6,072,300	6,986,000	(913,700)	(13.1)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health benefits and financial protection products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2018	2017	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,444	$5,462	$(18)	(0.3)%
Specialty	1,359	1,310	49	3.7%
Total premiums	6,803	6,772	31	0.5%
Services	835	626	209	33.4%
Total premiums and services revenue	$7,638	$7,398	$240	3.2%
Segment earnings	$361	$412	$(51)	(12.4)%
Benefit ratio	79.7%	79.2%		0.5%
Operating cost ratio	23.6%	21.4%		2.2%
Segment Earnings

•
Group and Specialty segment earnings were $361 million in 2018, a decrease of $51 million, or 12.4%, from $412 million in 2017 primarily reflecting higher benefit and operating cost ratios in 2018, partially offset by a favorable year-over-year earnings comparison for our group ASO commercial medical business.

Enrollment

•
Fully-insured commercial group medical membership decreased 93,000 members, or 8.5% from December 31, 2017 primarily reflecting lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products in 2018. The portion of group fully-insured commercial medical membership in small group accounts was approximately 61% at December 31, 2018 and 64% at December 31, 2017.

•
Group ASO commercial medical membership increased 23,200 members, or 5.1%, from December 31, 2017 to December 31, 2018 reflecting more small group accounts selecting level-funded ASO products in 2018, partially offset by the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Specialty membership decreased 913,700 members, or 13.1%, from December 31, 2017 to December 31, 2018 primarily resulted from the exit of our voluntary benefits and financial protection lines of business in connection with the sale of KMG, as well as the loss of some large group accounts offering stand-alone dental and vision products. These decreases were partially offset by an increase in individual dental and vision membership.
Premiums revenue

•
Group and Specialty segment premiums increased $31 million, or 0.5%, from 2017 to 2018 primarily due to higher stop-loss premiums related to our level funded ASO accounts resulting from membership growth in this product, and higher per-member premiums across the commercial fully-insured business, partially offset by the exit of our voluntary benefits and financial protection lines of business in connection with the sale of KMG, as well as declines in average group fully-insured commercial medical membership.

Services revenue

•	Group and Specialty segment services revenue increased $209 million, or 33.4%, from 2017 to 2018 as a result of the transition to the TRICARE T2017 East Region contract on January 1, 2018.
Benefits expense

•
The Group and Specialty segment benefit ratio increased 50 basis points from 79.2% in 2017 to 79.7% in 2018 primarily due to retroactive contractual rate adjustments, membership mix, including the continued migration of healthier groups to level funded ASO products in 2018, and the impact of the exit of our voluntary benefits and financial protection lines of business in connection with the sale of KMG, which carried a very low benefit ratio. These factors were partially offset by the reinstatement of the health insurance industry fee in 2018 which was contemplated in the pricing of our products, and higher favorable prior-period reserve development.

•
The Group and Specialty segment’s benefits expense included the beneficial effect of $46 million in favorable prior-year medical claims reserve development in 2018 versus $40 million in 2017. This favorable prior-year medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 70 basis points in 2018 versus approximately 60 basis points in 2017.

Operating costs

•
The Group and Specialty segment operating cost ratio of 23.6% for 2018 increased 220 basis points from 21.4% for 2017. These increases primarily were due to the reinstatement of the health insurance industry fee in 2018, growth in our military services business, which carries a higher operating cost ratio than other products within the segment, as a result of the transition to the TRICARE T2017 East Region contract, an increase in incentive compensation costs under the expanded program resulting from the strategic investments made in 2018 as a result of the Tax Reform Law. These items were partially offset by significant operating cost efficiencies driven by productivity initiatives implemented in 2017, and the impact of the exit of our voluntary benefits and financial protection lines of business in connection with the sale of KMG. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 160 basis points in 2018.

Healthcare Services Segment

			Change
	2018	2017	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$176	$181	$(5)	(2.8)%
Pharmacy solutions	203	80	123	153.8%
Provider services	228	77	151	196.1%
Total services revenues	607	338	269	79.6%
Intersegment revenues:
Pharmacy solutions	20,514	20,881	(367)	(1.8)%
Provider services	1,994	1,593	401	25.2%
Clinical care services	662	1,111	(449)	(40.4)%
Total intersegment revenues	23,170	23,585	(415)	(1.8)%
Total services and intersegment revenues	$23,777	$23,923	$(146)	(0.6)%
Segment earnings	$754	$967	$(213)	(22.0)%
Operating cost ratio	96.3%	95.5%		0.8%
Segment Earnings

•
Healthcare Services segment earnings were $754 million in 2018, a decrease of $213 million, or 22.0%, from 2017 primarily due to the impact of the optimization process associated with our chronic care management programs and investments made in 2018 as a result of the Tax Reform Law, partially offset by the impact of Kindred at Home.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Group and Specialty segment membership increased to approximately 440 million in 2018, up 2% versus scripts of approximately 433 million in 2017. The increase primarily reflects growth associated with higher Individual Advantage Medicare membership, partially offset by the decline in stand-alone PDP and Individual Commercial membership.

Services revenue

•	Services revenue increased $269 million, or 79.6%, from 2017 to $607 million for 2018 primarily due to service revenue growth from our provider services and pharmacy solutions business.
Intersegment revenues

•
Intersegment revenues decreased $415 million, or 1.8%, from 2017 to $23.2 billion for 2018 primarily due to a decline in pharmacy solutions revenue due to lower stand-alone PDP membership, the loss of intersegment revenues associated with our exit from the Individual commercial business, the result of improving the effectiveness of our chronic care management programs, and the impact to our provider services business of the lower Medicare rates year-over-year in geographies where our provider assets are primarily located. These declines were partially offset by Medicare Advantage membership growth as well as higher intersegment revenues associated with our provider services business reflecting our acquisition of MCCI.

Operating costs

•
The Healthcare Services segment operating cost ratio of 96.3% for 2018 increased from 95.5% for 2017 primarily due to an increase in incentive compensation costs under the expanded program resulting from the strategic investments made in 2018 as a result of the Tax Reform Law and the lag in operating cost reduction associated with improving the effectiveness of our chronic care management programs as compared to the timing of reduction in revenue. These items were partially offset by significant operating cost efficiencies in 2018 driven by productivity initiatives implemented in 2017.

Individual Commercial Segment

•
In 2018, our Individual Commercial segment pretax income was $74 million, a decrease of $119 million, from a pretax income of $193 million in 2017 primarily due to the impact of favorable prior-period reserve development from the run-out of this business. We exited this business effective January 1, 2018.

Other Businesses
As previously disclosed, in the third quarter of 2018, we completed the sale of our wholly-owned subsidiary KMG, as discussed further in Note 3 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2018 Form 10-K.

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

Summary

Net income was $2.4 billion, or $16.81 per diluted common share, in 2017 compared to $614 million, or $4.07 per diluted common share, in 2016. Net income in 2017 includes a net gain of $4.31 per diluted common share associated with the terminated Merger Agreement consisting primarily of the break-up fee, and the beneficial effect of the lower effective tax rate in light of pricing and benefit design assumptions with the temporary suspension of the health insurance industry fee of $2.15 per diluted common share, excluding the Individual Commercial business impact. The year-over-year comparison was also favorably impacted by a write-off of $2.43 per diluted common share in receivables associated with the commercial risk corridor premium stabilization program, and the reserve strengthening for our non-strategic closed block of long-term care insurance business of $2.11 per common diluted share recorded in 2016. These items were partially offset by the impact of the tax reform law enacted on December 22, 2017, or the Tax Reform Law, which resulted in the reduction of our net income due to the remeasurement of deferred tax assets at lower enacted corporate tax rates of $0.92 per diluted common share, $0.64 per common diluted share in charges associated with both voluntary and involuntary workforce reduction programs in 2017, as well as the estimated guaranty fund assessment expense to support the policyholder obligations of Penn Treaty (an unaffiliated long-term care insurance company) of $0.24 per diluted common share. Excluding the impacts of the items above, the increase in net income primarily was due to year-over-year improvements in earnings for our Individual Commercial, Retail, and Group and Specialty segments, partially offset by lower earnings in the Healthcare Services segment.
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
Investment Income
Investment income totaled $405 million for 2017, increasing $16 million, or 4.1%, from 2016, primarily due to higher average invested balances and interest rates in 2017, partially offset by lower realized capital gains.
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
Interest Expense
Interest expense was $242 million for 2017 compared to $189 million for 2016, an increase of $53 million, or 28.0% due to the issuance of $1.8 billion in senior notes, a portion of the proceeds which were used to redeem $800 million of senior notes scheduled to mature in 2018. We recognized a loss on extinguishment of debt of approximately $17 million in December 2017 for the redemption of these senior notes, which is included in interest expense.
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

Retail Segment

			Change
	2017	2016	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	2,860,800	2,837,600	23,200	0.8%
Group Medicare Advantage	441,400	355,400	86,000	24.2%
Medicare stand-alone PDP	5,308,100	4,951,400	356,700	7.2%
Total Retail Medicare	8,610,300	8,144,400	465,900	5.7%
State-based Medicaid	360,100	388,100	(28,000)	(7.2)%
Medicare Supplement	235,900	218,800	17,100	7.8%
Total Retail medical members	9,206,300	8,751,300	455,000	5.2%

			Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$32,720	$31,863	$857	2.7%
Group Medicare Advantage	5,155	4,283	872	20.4%
Medicare stand-alone PDP	3,702	4,009	(307)	(7.7)%
Total Retail Medicare	41,577	40,155	1,422	3.5%
State-based Medicaid	2,571	2,640	(69)	(2.6)%
Medicare Supplement	478	$428	50	11.7%
Total premiums	44,626	43,223	1,403	3.2%
Services	10	6	4	66.7%
Total premiums and services revenue	$44,636	$43,229	$1,407	3.3%
Segment earnings	$1,978	$1,690	$288	17.0%
Benefit ratio	85.6%	85.1%		0.5%
Operating cost ratio	9.6%	10.8%		(1.2)%
Segment Earnings

•	Retail segment earnings were $2.0 billion in 2017, an increase of $288 million, or 17.0%, compared to 2016 primarily driven by the year-over-year improvement in our Medicare Advantage business.
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

•
State-based Medicaid membership decreased 28,000 members, or 7.2%, from December 31, 2016 to December 31, 2017 primarily driven by lower membership associated with our Florida contracts resulting from network realignments.

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

			Change
	2017	2016	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,462	$5,405	$57	1.1%
Specialty	1,310	1,279	31	2.4%
Military services	—	12	(12)	(100.0)%
Total premiums	6,772	6,696	76	1.0%
Services	626	643	(17)	(2.6)%
Total premiums and services revenue	$7,398	$7,339	$59	0.8%
Income before income taxes	$412	$344	$68	19.8%
Benefit ratio	79.2%	78.2%		1.0%
Operating cost ratio	21.4%	23.5%		(2.1)%
Segment Earnings

•
Group and Specialty segment earnings were $412 million in 2017, an increase of $68 million, or 19.8%, from $344 million in 2016 primarily reflecting the impact of higher pretax earnings associated with our fully-insured commercial business as well as higher earnings from our military services business resulting from higher performance incentives earned under the TRICARE contract.

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

Operating costs

•
The Group and Specialty segment operating cost ratio of 21.4% for 2017 decreased 210 basis points from 23.5% for 2016, primarily due to the temporary suspension of the health insurance industry fee for calendar year 2017 as well as operating cost efficiencies, partially offset by an increase in employee compensation costs resulting from the continued strong performance. The non-deductible health insurance industry fee increased the operating cost ratio by approximately 150 basis points in 2016.

Healthcare Services Segment

			Change
	2017	2016	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$181	$201	$(20)	(10.0)%
Provider services	77	78	(1)	(1.3)%
Pharmacy solutions	80	31	49	158.1%
Total services revenues	338	310	28	9.0%
Intersegment revenues:
Pharmacy solutions	20,881	21,952	(1,071)	(4.9)%
Provider services	1,593	1,677	(84)	(5.0)%
Clinical care services	1,111	1,343	(232)	(17.3)%
Total intersegment revenues	23,585	24,972	(1,387)	(5.6)%
Total services and intersegment revenues	$23,923	$25,282	$(1,359)	(5.4)%
Income before income taxes	$967	$1,096	$(129)	(11.8)%
Operating cost ratio	95.5%	95.2%		0.3%
Segment Earnings

•
Healthcare Services segment earnings of $967 million for 2017, a decrease of $129 million, or 11.8%, from 2016 primarily due to the impact of the optimization process associated with our chronic care management programs, as well as lower earnings in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located. The reductions in pharmacy solutions intersegment revenues were offset by similar reductions in operating costs associated with the pharmacy solutions business.

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
Intersegment revenues

•
Intersegment revenues decreased $1.4 billion, or 5.6%, from 2016 to $23.6 billion for 2017 primarily due to care management programs discussed previously, as well as lower revenue in our provider services business reflecting lower Medicare rates year-over-year in geographies where our provider assets are primarily located. Our pharmacy solutions business revenues were impacted by improvements in net pharmacy costs driven by our pharmacy benefit manager and an increase in the generic dispensing rate. These items were partially offset by higher year-over-year script volume from growth in our Medicare Advantage and standalone PDP membership, partially offset by the impact of lower Individual Commercial membership. Our generic dispensing rate improved to 91.3% during 2017 from 90.5% during 2016. The higher generic dispensing rate reduced revenues (and operating costs) for our pharmacy solutions business as generic drugs are generally priced lower than branded drugs.
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

Other Businesses
As previously disclosed, in the fourth quarter of 2016, we increased future policy benefits expense by approximately $505 million for reserve strengthening associated with our closed block of long-term care insurance policies. This increase primarily was driven by emerging experience indicating longer claims duration, a prolonged lower interest rate environment, and an increase in policyholder life expectancies as discussed further in Note 18 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this 2018 Form 10-K.
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

For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2018 Form 10-K.
Cash and cash equivalents decreased to $2.3 billion at December 31, 2018 from $4.0 billion at December 31, 2017. The change in cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	2018	2017	2016
	(in millions)
Net cash provided by operating activities	$2,173	$4,051	$1,936
Net cash used in investing activities	(3,087)	(2,941)	(1,362)
Net cash (used in) provided by financing activities	(785)	(945)	732
(Decrease) increase in cash and cash equivalents	$(1,699)	$165	$1,306
Cash Flow from Operating Activities
The change in operating cash flows over the three year period primarily results from the corresponding change in the timing of working capital items, earnings, and enrollment activity as discussed below. The decrease in operating cash flows in 2018 primarily was due to the receipt of the merger termination fee in 2017, net of related expenses and taxes paid, funding the reinsurance of certain voluntary benefit and financial protection products to a third party in connection with the sale of KMG in 2018, and the timing of working capital items.
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

The detail of benefits payable was as follows at December 31, 2018, 2017 and 2016:

				Change
	2018	2017	2016	2018	2017	2016
	(in millions)
IBNR (1)	$3,361	$3,154	$3,422	$207	$(268)	$(308)
Reported claims in process (2)	617	614	654	3	(40)	54
Premium deficiency reserve (3)	—	—	—	—	—	(176)
Other benefits payable (4)	884	900	487	(16)	413	17
Total benefits payable	$4,862	$4,668	$4,563	194	105	(413)
Payables from disposition				58	—	—
Change in benefits payable per cash flow statement resulting in cash from operations				$252	$105	$(413)

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
The increase in benefits payable in 2018 was primarily due to an increase in IBNR, mainly as a result of Medicare Advantage membership growth. The increase in benefits payable from 2016 to 2017 primarily was due to an increase in the amounts owed to providers under the capitated and risk sharing arrangements. This was partially offset by a decrease in IBNR primarily driven by declines in individual commercial medical membership in the 2017 period, partially offset by an increase in group Medicare Advantage membership. Benefits payable decreased in 2016 primarily due to a decrease in IBNR, as well as the application of 2016 results to the premium deficiency reserve liability recognized in 2015 associated with our individual commercial medical products compliant with the Health Care Reform Law for the 2016 coverage year.
IBNR decreased during 2017 and 2016 primarily due to declines in individual and fully-insured group commercial membership. The decrease in IBNR during 2016 was also impacted by declines in group Medicare Advantage membership.

The detail of total net receivables was as follows at December 31, 2018, 2017 and 2016:

				Change
	2018	2017	2016	2018	2017	2016
	(in millions)
Medicare	$836	$511	$787	$325	$(276)	$101
Commercial and other	135	273	579	(138)	(306)	39
Military services	123	166	32	(43)	134	(29)
Allowance for doubtful accounts	(79)	(96)	(118)	17	22	(3)
Total net receivables	$1,015	$854	$1,280	161	(426)	108
Reconciliation to cash flow statement:
Provision for doubtful accounts				36	20	39
Change in receivables disposed from sale of business				3	—	11
Change in receivables per cash flow statement resulting in cash from operations				$200	$(406)	$158
Medicare receivables are impacted by changes in revenue associated with individual and group Medicare membership changes as well as the timing of accruals and related collections associated with the CMS risk-adjustment model.
The decrease in commercial and other receivables in 2018 as compared to 2017, as well as the decrease in 2017 as compared to 2016, was due primarily to a decrease in our receivable associated with the commercial risk adjustment provision of the Health Care Reform Law. This decrease corresponds with our exit from the Individual Commercial business.
Military services receivables at December 31, 2018, 2017, and 2016 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our TRICARE contracts. The 2017 balance also includes transition-in receivables under our T2017 East Region contract collected in 2018.
Many provisions of the Health Care Reform Law became effective in 2014, including the commercial risk adjustment, risk corridor, and reinsurance provisions as well as the non-deductible health insurance industry fee. The effect of the commercial risk adjustment, risk corridor, and reinsurance provisions of the Health Care Reform law, also known as the 3R's, has impacted our operating cash flows over the last three years, but more significantly in 2017 and 2016 as the temporary risk corridor and reinsurance program provisions phased out in 2016. The timing of payments and receipts associated with these provisions impacted our operating cash flows as we built receivables for each coverage year that were expected to be collected in subsequent coverage years. Net collections under the 3Rs associated with prior coverage years were $8 million in 2018, $440 million in 2017 and $383 million in 2016. The annual health insurance industry fee was suspended for the calendar year 2017, but resumed in calendar year 2018. The annual health insurance industry fee was also suspended for the calendar year 2019 and, under current law, is scheduled to resume in calendar year 2020. We paid the federal government annual health insurance industry fees of $1.04 billion in 2018 and $916 million in 2016.
In addition to the timing of payments of benefits expense, receipts for premiums and services revenues, and amounts due under the risk limiting and health insurance industry fee provisions of the Health Care Reform Law, other items impacting operating cash flows include income tax payments and the timing of payroll cycles.
Cash Flow from Investing Activities
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $612 million in 2018, $524 million in 2017, and $527 million in 2016.

In 2018, we completed the sale of our wholly-owned subsidiary KMG to CGIC. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. Total cash and cash equivalents, including parent company funding, disposed at the time of sale, was $805 million. See Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data
During 2018 we paid cash consideration of approximately $1.1 billion to acquire a 40% minority interest in Kindred at Home, $169 million to acquire the remaining interest in MCCI, and $185 million to acquire all of FPG, as discussed in Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $221 million, $2.4 billion, and $828 million during 2018, 2017 and 2016 respectively.
Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Claims payments were $653 million higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk during 2018. Receipts from CMS associated with Medicare Part D claims subsidies for which we do not assume risk were $1.9 billion higher than claims payments during 2017 and were $1.1 billion higher than claims payments during 2016. Our net payable for CMS subsidies and brand name prescription drug discounts was $331 million at December 31, 2018 compared to a net payable of $1.0 billion at December 31, 2017.
Under our administrative services only TRICARE contract, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $38 million in 2018 and by $11 million in 2017. Health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $25 million in 2016.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $25 million in 2018. There were no reimbursements from HHS in 2018. Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were higher than reimbursements from HHS by $44 million in 2017 and by $28 million in 2016.
We repurchased common shares for $1.09 billion in 2018 and $3.37 billion in 2017 under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans. We did not repurchase shares in 2016 due to restrictions under the Merger Agreement.
As discussed further below, we paid dividends to stockholders of $265 million in 2018, $220 million in 2017, and $177 million in 2016.
We entered into a commercial paper program in October 2014. Net proceeds from the issuance of commercial paper were $485 million in 2018 and the maximum principal amount outstanding at any one time during 2018 was $923 million. Net repayments of commercial paper were $153 million in 2017 and the maximum principal amount outstanding at any one time during 2017 was $500 million. Net repayments of commercial paper were $2 million in 2016 and the maximum principal amount outstanding at any one time during 2016 was $475 million.
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
The remainder of the cash used in or provided by financing activities in 2018, 2017, and 2016 primarily resulted from proceeds from stock option exercises and the change in book overdraft.
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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2018 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company decreased to $578 million at December 31, 2018 from $688 million at December 31, 2017. This decrease primarily reflects acquisitions, common stock repurchases, insurance subsidiaries' capital contributions and capital expenditures, partially offset by insurance subsidiaries dividends, non-insurance subsidiaries' profits and net proceeds from debt issuance. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by Departments of Insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries paid dividends to the parent of $2.3 billion in 2018, $1.4 billion in 2017, and $0.8 billion in 2016. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. The amount of ordinary dividends that may be paid to our parent company in 2019 is approximately $1 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Note 15 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Contractual Obligations
We are contractually obligated to make payments for years subsequent to December 31, 2018 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$6,097	$1,697	$400	$1,000	$3,000
Interest (1)	8,955	1,926	1,161	914	4,954
Operating leases (2)	519	147	210	112	50
Purchase obligations (3)	736	240	337	159	—
Future policy benefits payable and other long-term liabilities (4)	724	53	444	68	159
Total	$17,031	$4,063	$2,552	$2,253	$8,163

(1)	Interest includes the estimated contractual interest payments under our debt agreements.

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

Off-Balance Sheet Arrangements
As of December 31, 2018, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
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
Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2018	Percentage of Total	December 31, 2017	Percentage of Total
	(dollars in millions)
IBNR	$3,361	69.1%	$3,154	67.6%
Reported claims in process	617	12.7%	614	13.1%
Other benefits payable	884	18.2%	900	19.3%
Total benefits payable	$4,862	100.0%	$4,668	100.0%
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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderately adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2018 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.70%	$(258)	(3.00)%	$(224)
0.60%	$(222)	(2.75)%	$(206)
0.50%	$(185)	(2.50)%	$(187)
0.40%	$(148)	(2.25)%	$(168)
0.30%	$(111)	(2.00)%	$(150)
0.20%	$(74)	(1.75)%	$(131)
0.10%	$(37)	(1.50)%	$(112)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2018 caused by changes in completion factors for incurred months prior to the most recent two months.

(b)
Reflects estimated potential changes in benefits payable at December 31, 2018 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.

(c)	The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for Retail, Group and Specialty, and Individual Commercial segment tables including information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2018	2017	2016
	(in millions)
Balances at January 1	$4,668	$4,563	$4,976
Less: Premium deficiency reserve	—	—	(176)
Less: Reinsurance recoverables	(70)	(76)	(85)
Balances at January 1, net	4,598	4,487	4,715
Incurred related to:
Current year	46,385	44,001	45,318
Prior years	(503)	(483)	(582)
Total incurred	45,882	43,518	44,736
Paid related to:
Current year	(41,736)	(39,496)	(40,852)
Prior years	(3,977)	(3,911)	(4,112)
Total paid	(45,713)	(43,407)	(44,964)
Reinsurance recoverable	95	70	76
Balances at December 31	$4,862	$4,668	$4,563

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

	Favorable Development by Changes in Key Assumptions
	2018		2017		2016
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(229)	(3.3)%	$(279)	(2.7)%	$(316)	(2.9)%
Completion factors	(274)	(0.8)%	(204)	(0.7)%	(266)	(0.9)%
Total	$(503)		$(483)		$(582)

(a)	The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $503 million in 2018, $483 million in 2017, and $582 million in 2016. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2018, 2017, and 2016.

	Favorable Medical Claims Reserve Development			Change
	2018	2017	2016	2018	2017
	(in millions)
Retail Segment	$(398)	$(386)	$(429)	$(12)	$43
Group and Specialty Segment	(46)	(40)	(46)	(6)	6
Individual Commercial Segment	(57)	(56)	(106)	(1)	50
Other Businesses	(2)	(1)	(1)	(1)	—
Total	$(503)	$(483)	$(582)	$(20)	$99
The favorable medical claims reserve development for 2018, 2017, and 2016 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Our favorable development for each of the years presented above is discussed further in Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2018 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.

Benefits expense excluded from the previous table was as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Premium deficiency reserve for short-duration policies	$—	$—	$(176)
Military services	—	—	8
Future policy benefits	—	(22)	439
Total	$—	$(22)	$271
In 2016, we increased our existing premium deficiency reserve, initially recorded in 2015, for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year.
The higher benefits expense associated with future policy benefits payable during 2016 primarily relates to reserve strengthening for our closed block of long-term care insurance policies, which were sold in 2018, as more fully described below and in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Revenue Recognition
We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our Medicare contracts with CMS renew annually. Our military services contracts with the federal government and certain contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions.
We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. We bill and collect premium from employer groups and members in our Medicare and other individual products monthly. Changes in premium revenues resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are estimated by projecting the ultimate annual premium and recognized ratably during the year with adjustments each period to reflect changes in the ultimate premium.
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the small group and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by HHS, separately by state and legal entity. Medicare Advantage products are also subject to minimum benefit ratio requirements under the Health Care Reform Law. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.
Medicare Risk-Adjustment Provisions
CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997(BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. Rates paid to MA plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s Medicare FFS program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2018, 15% of the risk score was calculated from claims data submitted through EDS. In 2019 and 2020 CMS will increase that percentage to 25% and 50%, respectively. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows. We estimate risk-adjustment revenues based on medical diagnoses for our membership. The risk-adjustment model, including CMS changes to the submission process, is more fully described in Item 1. – Business under the section titled “Individual Medicare,” and in Item 1A. - Risk Factors.

Investment Securities
Investment securities totaled $10.4 billion, or 41% of total assets at December 31, 2018, and $12.3 billion, or 45% of total assets at December 31, 2017. Debt securities, detailed below, comprised this entire investment portfolio at December 31, 2018 and 2017. The fair value of debt securities were as follows at December 31, 2018 and 2017:

	12/31/2018	Percentage of Total	12/31/2017	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$417	4.0%	$531	4.3%
Mortgage-backed securities	2,544	24.4%	1,610	13.1%
Tax-exempt municipal securities	2,771	26.5%	3,889	31.6%
Mortgage-backed securities:
Residential	55	0.5%	26	0.2%
Commercial	523	5.0%	456	3.7%
Asset-backed securities	985	9.4%	408	3.3%
Corporate debt securities	3,142	30.2%	5,382	43.8%
Total debt securities	$10,437	100.0%	$12,302	100.0%
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2018. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Tax-exempt municipal securities included pre-refunded bonds of $118 million at December 31, 2018 and $222 million at December 31, 2017. These pre-refunded bonds were secured by an escrow fund consisting of U.S. government obligations sufficient to pay off all amounts outstanding at maturity. The ratings of these pre-refunded bonds generally assume the rating of the government obligations at the time the fund is established. Tax-exempt municipal securities that were not pre-refunded were diversified among general obligation bonds of U.S. states and local municipalities as well as special revenue bonds. General obligation bonds, which are backed by the taxing power and full faith of the issuer, accounted for $1.4 billion of these municipals in the portfolio. Special revenue bonds, issued by a municipality to finance a specific public works project such as utilities, water and sewer, transportation, or education, and supported by the revenues of that project, accounted for $1.3 billion of these municipals. Our general obligation bonds are diversified across the U.S. with no individual state exceeding 9%.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2018:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$179	$(1)	$153	$(2)	$332	$(3)
Mortgage-backed securities	956	(16)	1,019	(38)	1,975	(54)
Tax-exempt municipal securities	809	(9)	1,648	(28)	2,457	(37)
Mortgage-backed securities:
Residential	—	—	15	—	15	—
Commercial	372	(8)	133	(6)	505	(14)
Asset-backed securities	824	(7)	40	—	864	(7)
Corporate debt securities	1,434	(35)	1,439	(63)	2,873	(98)
Total debt securities	$4,574	$(76)	$4,447	$(137)	$9,021	$(213)
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

All issuers of securities we own that were trading at an unrealized loss at December 31, 2018 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At December 31, 2018, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2018. There were no material other-than-temporary impairments in 2018, 2017, or 2016.
Goodwill and Long-lived Assets
At December 31, 2018, goodwill and other long-lived assets represented 23% of total assets and 58% of total stockholders’ equity, compared to 19% and 52%, respectively, at December 31, 2017 with the increase due to our 2018 acquisitions.
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
We use the one-step process to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in Government rates, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill, with the exception of our clinical and provider reporting units in our Healthcare Services segment. The margin on the clinical reporting unit would decline to less than 10% after factoring in a 100 basis point increase in the discount rate. The provider reporting unit, while not falling beneath this threshold, was closer than any of our other reporting units. The clinical and provider reporting units account for $524 million and $730 million, respectively, of goodwill.
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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. In the past we have, and in the future we may enter into interest rate swap agreements depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $2.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2018 or December 31, 2017.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at December 31, 2018. Our net unrealized position decreased $402 million from a net unrealized gain position of $198 million at December 31, 2017 to a net unrealized loss position of $204 million at December 31, 2018. At December 31, 2018, we had gross unrealized losses of $213 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during 2018. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.9 years as of December 31, 2018 and 4.1 years as of December 31, 2017. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $365 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2018 and 2017. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 3 month LIBOR rates during the year have not exceeded 300 basis points, have not changed between 200 and 300 basis points, have changed between 100 and 200 basis points twice, and have changed by less than 100 basis points eight times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2018
Investment income (a)	$(154)	$(114)	$(57)	$58	$116	$175
Interest expense (b)	31	20	10	(10)	(20)	(31)
Pretax	$(123)	$(94)	$(47)	$48	$96	$144
As of December 31, 2017
Investment income (a)	$(87)	$(83)	$(67)	$67	$134	$202
Interest expense (b)	2	2	2	(2)	(3)	(5)
Pretax	$(85)	$(81)	$(65)	$65	$131	$197

(a)	As of December 31, 2018 and 2017, some of our investments had interest rates below 3% so the assumed hypothetical change in pretax earnings does not reflect the full 3% point reduction.

(b)
The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2018 or December 31, 2017. There was $645 million and $150 million outstanding under our commercial paper program at December 31, 2018 and 2017, respectively. As of December 31, 2017, our interest rate under our commercial paper program was less than 2% so the assumed hypothetical change in pretax earnings does not reflect the full 2% point reduction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,343	$4,042
Investment securities	10,026	9,557
Receivables, less allowance for doubtful accounts of $79 in 2018 and $96 in 2017	1,015	854
Other current assets	3,564	2,949
Total current assets	16,948	17,402
Property and equipment, net	1,735	1,584
Long-term investment securities	411	2,745
Equity method investment in Kindred at Home	1,047	—
Goodwill	3,897	3,281
Other long-term assets	1,375	2,166
Total assets	$25,413	$27,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$4,862	$4,668
Trade accounts payable and accrued expenses	3,067	4,069
Book overdraft	171	141
Unearned revenues	283	378
Short-term debt	1,694	150
Total current liabilities	10,077	9,406
Long-term debt	4,375	4,770
Future policy benefits payable	219	2,923
Other long-term liabilities	581	237
Total liabilities	15,252	17,336
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,594,841 shares issued at December 31, 2018 and 198,572,458 shares issued at December 31, 2017	33	33
Capital in excess of par value	2,535	2,445
Retained earnings	15,072	13,670
Accumulated other comprehensive (loss) income	(159)	19
Treasury stock, at cost, 63,028,169 shares at December 31, 2018 and 60,893,762 shares at December 31, 2017	(7,320)	(6,325)
Total stockholders’ equity	10,161	9,842
Total liabilities and stockholders’ equity	$25,413	$27,178
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2018	2017	2016
	(in millions, except per share results)
Revenues:
Premiums	$54,941	$52,380	$53,021
Services	1,457	982	969
Investment income	514	405	389
Total revenues	56,912	53,767	54,379
Operating expenses:
Benefits	45,882	43,496	45,007
Operating costs	7,525	6,567	7,173
Merger termination fee and related costs, net	—	(936)	104
Depreciation and amortization	405	378	354
Total operating expenses	53,812	49,505	52,638
Income from operations	3,100	4,262	1,741
Loss on sale of business	786	—	—
Interest expense	218	242	189
Other expense, net	33	—	—
Income before income taxes and equity in net earnings	2,063	4,020	1,552
Provision for income taxes	391	1,572	938
Equity in net earnings of Kindred at Home	11	—	—
Net income	$1,683	$2,448	$614
Basic earnings per common share	$12.24	$16.94	$4.11
Diluted earnings per common share	$12.16	$16.81	$4.07
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2018	2017	2016
	(in millions)
Net income	$1,683	$2,448	$614
Other comprehensive income (loss):
Change in gross unrealized investment losses/gains	(189)	149	(101)
Effect of income taxes	51	(55)	38
Total change in unrealized investment gains/losses, net of tax	(138)	94	(63)
Reclassification adjustment for net realized gains included in investment income	(53)	(14)	(96)
Effect of income taxes	17	5	35
Total reclassification adjustment, net of tax	(36)	(9)	(61)
Other comprehensive (loss) income, net of tax	(174)	85	(124)
Comprehensive income attributable to our equity method investment in Kindred at Home	(4)	—	—
Comprehensive income	$1,505	$2,533	$490
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2016	198,372	$33	$2,530	$11,017	$58	$(3,292)	$10,346
Net income				614			614
Other comprehensive loss					(124)		(124)
Common stock repurchases			—			(104)	(104)
Dividends and dividend equivalents			—	(177)			(177)
Stock-based compensation			115				115
Restricted stock unit vesting	13	—	(98)			98	—
Stock option exercises	110	—	13				13
Stock option and restricted stock tax benefit			2				2
Balances, December 31, 2016	198,495	33	2,562	11,454	(66)	(3,298)	10,685
Net income				2,448			2,448
Other comprehensive income					85		85
Common stock repurchases			(200)			(3,165)	(3,365)
Dividends and dividend equivalents			—	(232)			(232)
Stock-based compensation			157				157
Restricted stock unit vesting	—	—	(138)			138	—
Stock option exercises	77	—	64				64
Balances, December 31, 2017	198,572	33	2,445	13,670	19	(6,325)	9,842
Net income				1,683			1,683
Other comprehensive loss				(4)	(178)		(182)
Common stock repurchases			50			(1,140)	(1,090)
Dividends and dividend equivalents			—	(277)			(277)
Stock-based compensation			137				137
Restricted stock unit vesting	—	—	(145)			145	—
Stock option exercises	23	—	48				48
Balances, December 31, 2018	198,595	$33	$2,535	$15,072	$(159)	$(7,320)	$10,161
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2018	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$1,683	$2,448	$614
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	786	—	—
Net realized capital gains	(90)	(14)	(96)
Equity in net earnings of Kindred at Home	(11)	—	—
Stock-based compensation	137	157	115
Depreciation	444	410	388
Amortization	90	75	77
Provision (benefit) for deferred income taxes	194	132	(71)
Provision for doubtful accounts	36	20	39
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(200)	406	(158)
Other assets	(484)	(582)	426
Benefits payable	252	105	(413)
Other liabilities	(676)	641	937
Unearned revenues	(95)	98	(84)
Other	107	155	162
Net cash provided by operating activities	2,173	4,051	1,936
Cash flows from investing activities
Acquisitions, net of cash acquired	(354)	(31)	(7)
Acquisition, equity method investment in Kindred at Home	(1,095)	—	—
Cash transferred in sale of business	(805)	—	—
Purchases of property and equipment	(612)	(524)	(527)
Purchases of investment securities	(4,687)	(6,265)	(6,566)
Maturities of investment securities	972	1,111	1,426
Proceeds from sales of investment securities	3,494	2,768	4,312
Net cash used in investing activities	(3,087)	(2,941)	(1,362)
Cash flows from financing activities
(Withdrawals) receipts from contract deposits, net	(640)	1,823	1,093
Proceeds from issuance of senior notes, net	—	1,779	—
Proceeds from issuance (repayments) of commercial paper, net	485	(153)	(2)
Proceeds from term loan	1,000	—	—
Repayment of term loan	(350)	—	—
Repayment of long-term debt	—	(800)	—
Common stock repurchases	(1,090)	(3,365)	(104)
Dividends paid	(265)	(220)	(177)
Change in book overdraft	30	(71)	(89)
Proceeds from stock option exercises and other, net	45	62	11
Net cash (used in) provided by financing activities	(785)	(945)	732
(Decrease) increase in cash and cash equivalents	(1,699)	165	1,306
Cash and cash equivalents at beginning of year	4,042	3,877	2,571
Cash and cash equivalents at end of year	$2,343	$4,042	$3,877

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

	For the year ended December 31,
	2018	2017	2016
Supplemental cash flow disclosures:	(in millions)
Interest payments	$195	$216	$185
Income tax payments, net	$631	$1,498	$916
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$392	$31	$7
Less: Fair value of liabilities assumed	(38)	—	—
Cash paid for acquired businesses, net of cash acquired	$354	$31	$7

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well‐being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in‐home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 81% of our total premiums and services revenue from contracts with the federal government in 2018, including 15% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of Humana Inc. and subsidiaries that the Company controls, including variable interest entities associated with medical practices for which we are the primary beneficiary. We do not own many of our medical practices but instead enter into exclusive management agreements with the affiliated Professional Associations, or P.A.s, that operate these medical practices. Based upon the provisions of these agreements, these affiliated P.A.s are variable interest entities and we are the primary beneficiary, and accordingly we consolidate the affiliated P.A.s. All significant intercompany balances and transactions have been eliminated.
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.
Workforce Optimization
During the third quarter of 2017, we initiated a voluntary early retirement program and an involuntary workforce reduction program. These programs impacted approximately 3,600 associates, or 7.8% of our workforce. As a result, in 2017 we recorded charges of $148 million, or $0.64 per diluted common share. At December 31, 2017, $140 million was classified as a current liability, included in our consolidated balance sheet in the trade accounts payable and accrued expenses line. Payments under these programs are being made upon termination during the early retirement or severance pay period. The remaining workforce optimization liability at  December 31, 2018, was $12 million and is expected to be paid in 2019.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Care Reform
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain of these reforms became effective January 1, 2014, including an annual insurance industry premium-based fee and the establishment of federally-facilitated or state-based exchanges. Operating results for our individual commercial medical business compliant with the Health Care Reform Law were challenged primarily due to unanticipated modifications in the program subsequent to the passing of the Health Care Reform Law, resulting in higher covered population morbidity and the ensuing enrollment and claims issues causing volatility in claims experience. As a result of these and other factors, we exited our individual commercial medical business effective January 1, 2018.
The annual premium-based fee on health insurers is not deductible for tax purposes. We estimate a liability for the health insurance industry fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. We record the liability for the health insurance industry fee in trade accounts payable and accrued expenses and record the deferred cost in other current assets in our consolidated financial statements. We pay the health insurance industry fee in September or October of each year. The Consolidated Appropriations Act enacted on December 18, 2015, included a one-time one year suspension in 2017 of the health insurance industry fee. In 2018, we paid the federal government $1.04 billion for the annual health insurance industry fee attributed to calendar year 2018. In 2016, we paid the federal government $916 million for the annual health insurance industry fee attributed to calendar year 2016. The Continuing Resolution bill, H.R. 195, enacted on January 22, 2018, included a one year suspension in 2019 of the health insurance industry fee, but under current law, the fee is scheduled to resume in calendar year 2020.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Receivables and Revenue Recognition
We generally establish one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our Medicare contracts with CMS renew annually. Our military services contracts with the federal government and certain contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions.
Premiums Revenue
We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. We bill and collect premium from employer groups and members in our Medicare and other individual products monthly. Changes in premium revenues resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are estimated by projecting the ultimate annual premium and are recognized ratably during the year, with adjustments each period to reflect changes in the ultimate premium. Receivables or payables are classified as current or long-term in our consolidated balance sheet based on the timing of the expected settlement.
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the small group and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by HHS, separately by state and legal entity. Medicare Advantage products are also subject to minimum benefit ratio requirements under the Health Care Reform Law. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectibility of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.
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
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2018, subsidy and discount payments of $10.3 billion exceeded reimbursements of $9.6 billion by $0.7 billion. For 2017, subsidy and discount reimbursements of $12.1 billion exceeded payments of $10.2 billion by $1.9 billion. For 2016, subsidy and discount reimbursements of $11.1 billion exceeded payments of $10.0 billion by $1.1 billion. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. Settlement with CMS for brand name prescription drug discounts is based on a reconciliation made approximately 14 to 18 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data. See Note 7 for detail regarding amounts recorded to our consolidated balance sheets related to the risk corridor settlement and subsidies from CMS with respect to the Medicare Part D program.
Services Revenue
Patient services revenue
Patient services include injury and illness care and related services as well as other healthcare services related to customer needs or as required by law. Patient services revenues are recognized in the period services are provided to the customer and are net of contractual allowances.
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
Under our TRICARE contracts with the Department of Defense (DoD) we provide administrative services, including offering access to our provider networks and clinical programs, claim processing, customer service, enrollment, and other services, while the federal government retains all of the risk of the cost of health benefits. We account for revenues under our contracts net of estimated health care costs similar to an administrative services fee only agreement. Our contracts include fixed administrative services fees and incentive fees and penalties. Administrative services fees are recognized as services are performed.
Our TRICARE members are served by both in-network and out-of-network providers in accordance with our contracts. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2018, health care cost reimbursements and payments were each

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $5.6 billion, with reimbursements exceeding payments by $38 million for the year. For 2017, health care cost reimbursements and payments were each approximately $3.4 billion, with reimbursements exceeding payments by $11 million for the year. For 2016, health care cost reimbursements and payments were each approximately $3.3 billion with payments exceeding reimbursements by $25 million for the year.
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
At December 31, 2018 and 2017, accounts receivable related to services were $123 million and $180 million, respectively. For the year ended December 31, 2018, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet at December 31, 2018.

For the year ended December 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations was not material.
Other Current Assets

Other current assets includes amounts associated with Medicare Part D as discussed above and in Note 7, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $1.3 billion at December 31, 2018 and $1.2 billion at December 31, 2017.

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
Life insurance, annuities, certain health and other supplemental, and, prior to the sale of our KMG subsidiary in 2018, long term care policies sold to individuals are accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year and premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income. See Note 18.
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
We periodically review long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Losses are recognized for a long-lived asset to be held and used in our operations when the undiscounted future cash flows expected to result from the use of the asset are less than its carrying value. We recognize an impairment loss based on the excess of the carrying value over the fair value of the asset. A long-lived asset held for sale is reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense is not recognized on assets held for sale. Losses are

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized for a long-lived asset to be abandoned when the asset ceases to be used. In addition, we periodically review the estimated lives of all long-lived assets for reasonableness.
Equity Method Investments
We use the equity method of accounting for equity investments in companies where we are able to exercise significant influence, but not control, over operating and financial policies of the investee. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, organizational structure, participation in policy-making decisions and material intra-entity transactions.

Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses after the date of acquisition as well as capital contributions to and distributions from these companies. Our proportionate share of the net income or loss of these companies is included in consolidated net income. Investment amounts in excess of our share of an investee's net assets are amortized over the life of the related asset creating the excess. Excess goodwill is not amortized.

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by us when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than carrying value, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

See Note 4 for further information.

Goodwill and Definite-Lived Intangible Assets

Goodwill represents the unamortized excess of cost over the fair value of the net tangible and other intangible assets acquired. We are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting units that are expected to benefit from the specific synergies of the business combination.

We use the one-step process to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill, with the exception of our clinical and provider reporting units in our Healthcare Services segment. The margin on the clinical reporting unit would decline to less than 10% after factoring in a 100 basis point increase in the discount rate. The provider reporting unit, while not falling beneath this threshold, was closer than any of our other reporting units. The clinical and provider reporting units account for $524 million and $730 million, respectively, of goodwill. Impairment tests completed for 2018, 2017, and 2016 did not result in an impairment loss.

Definite-lived intangible assets primarily relate to acquired customer contracts/relationships and are included with other long-term assets in the consolidated balance sheets. Definite-lived intangible assets are amortized over the useful life generally using the straight-line method. We review definite-lived intangible assets for impairment under our long-lived asset policy.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We reassess the profitability of our contracts for providing insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency reserve in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts without consideration of investment income. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. Because the majority of our member contracts renew annually, we would not record a material premium deficiency reserve, except when unanticipated adverse events or changes in circumstances indicate otherwise. In 2016, we increased our existing $176 million premium deficiency reserve for our individual commercial medical business compliant with the Health Care Reform Law associated with the 2016 coverage year by $208 million. During 2016, the $384 million current period losses were applied to the premium deficiency liability for the 2016 coverage year.
We believe our benefits payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.
Future policy benefits payable
Future policy benefits payable include liabilities for long-duration insurance policies including life insurance, annuities, certain health and other supplemental, and prior to its sale in 2018, long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on industry actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefits expense in the period the changes occur. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs. During 2016, we recorded a loss for a premium deficiency as discussed further in Note 18.
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
Additional detail regarding earnings per common share is included in Note 14.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Fair value of actively traded debt securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. We obtain at least one price for each security from a third party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third party pricing service may use quoted market prices of comparable securities or discounted cash flow analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates, and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third party investment adviser. In addition, on a quarterly basis we examine the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels, and various durations.
Fair value of privately held debt securities are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately-held debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly-traded companies in similar lines of business, and reviewing the underlying financial performance including estimating discounted cash flows.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the accounting for revenue recognition. The amendments are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Insurance contracts are not included in the scope of this new guidance. Accordingly, our premiums revenue and investment income, collectively representing approximately 97% of our consolidated external revenues for the year ended December 31, 2018, are not included in the scope of the new guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective approach. As the majority of our revenues are not subject to the new guidance and the remaining revenues’ accounting treatment did not materially differ from pre-existing accounting treatment, the adoption of the new standard did not have a material impact on our consolidated results of operations, financial condition, cash flows, or related disclosures.

Accounting Pronouncements Effective in Future Periods

In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). We adopted the new standard effective January 1, 2019, as allowed, using the modified retrospective approach. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification without restating comparative prior periods. We made a permitted accounting policy election to not apply the new guidance to leases with an initial term of 12 months or less. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The adoption of the standard resulted in recognition of additional lease assets and lease liabilities of

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $470 million as of January 1, 2019. We believe the standard will not materially affect our consolidated net earnings, cash flows and liquidity.

In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2020. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists of available for sale debt securities. We are currently evaluating the impact on our results of operations, financial condition, and cash flows.

In March 2017, the FASB issued new guidance that amends the accounting for premium amortization on purchased callable debt securities by shortening the amortization period. This amended guidance requires the premium to be amortized to the earliest call date instead of maturity date. The new guidance is effective for us beginning with annual and interim periods in 2019. This guidance will not have a material impact on our results of operations, financial condition or cash flows.

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
3. ACQUISITIONS AND DIVESTITURES
Acquisition of a 40% Minority Interest in Kindred’s Homecare Business

On July 2, 2018, we completed the acquisition of a 40% minority interest in the Kindred at Home Division, or Kindred at Home, of Kindred Healthcare, Inc., or Kindred, for cash consideration of approximately $850 million. TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, collectively, the Sponsors, along with us jointly created a consortium to purchase all of the outstanding and issued securities of Kindred. Immediately following the closing of that transaction, Kindred at Home and the Specialty Hospital company were separated, with the result being that the Long Term Acute Care and Rehabilitation businesses (the Specialty Hospital Company) are owned by the Sponsors and Kindred at Home is owned by a joint venture owned by the Sponsors and us.
On July 11, 2018, we, along with the same Kindred at Home Sponsors, TPG and WCAS completed the acquisition of privately-held Curo Health Services, or Curo, one of the nation's leading hospice operators providing care to patients at 245 locations in 22 states. The transaction was structured as a merger of Curo with the hospice business of Kindred at Home, and we thereby purchased a 40% minority interest in Curo for cash consideration of approximately $250 million.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for our 40% investment in Kindred at Home using the equity method of accounting. This investment is reflected as "Equity method investment in Kindred at Home" in our consolidated balance sheets, with our share of income or loss reported as "Equity in net earnings of Kindred at Home" in our consolidated statements of income.

We entered into a shareholders agreement with the Sponsors that provides for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture starting at the end of year three and ending at the end of year four following the closing. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning at the end of 2022 and ending at the end of 2023 following the closing. The put and call options, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation. The simulation relies on assumptions around Kindred at Home's equity value, risk free interest rates, volatility, and the details specific to the put and call options. The final purchase price allocation resulted in approximately $1 billion being allocated to the investment and $236 million and $291 million allocated to the put and call options, respectively. The fair values of the put option and call option were $224 million and $246 million, respectively, at December 31, 2018. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other expense, net" in our consolidated statements of income.

Sale of Closed Block of Commercial Long-Term Care Insurance Business
On August 9, 2018, we completed the sale of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG's subsidiary, Kanawha Insurance Company, or KIC, includes our closed block of non-strategic commercial long-term care policies. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. In connection with the sale of KMG, we recognized a pretax loss, including transaction costs, of  $786 million and a corresponding $452 million tax benefit.
Prior to the sale of KMG, we entered into reinsurance contracts to transfer the risk associated with certain voluntary benefit and financial protection products previously issued primarily by KIC to a third party. We transferred approximately $245 million of cash to the third party and recorded a commensurate reinsurance recoverable as a result of these transactions. The reinsurance recoverable was included as part of the net assets disposed. There was no material impact to operating results from these reinsurance transactions.

KMG revenues and net income for the 2018 period prior to the date of sale was $182 million and $47 million, respectively. KMG revenues and net loss were $261 million and $117 million, respectively, for the year ended December 31, 2017 and $249 million and $336 million, respectively, for the year ended December 31, 2016.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Other Acquisitions and Divestitures
On March 1, 2018, we acquired the remaining equity interest in MCCI Holdings, LLC, or MCCI, a privately held management service organization and healthcare provider headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million. This resulted in a preliminary purchase price allocation to goodwill of $483 million, definite-lived intangible assets of $80 million, and net tangible assets of $24 million. The goodwill was assigned to the Retail and Healthcare Services segments. The definite-lived intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 8 years.
On April 10, 2018, we acquired Family Physicians Group, or FPG, for cash consideration of approximately $185 million, net of cash received. FPG serves Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. This resulted in a preliminary purchase price allocation to goodwill of $133 million, definite-lived intangible assets of $38 million and net tangible assets of $14 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 5 years.
The purchase price allocations for MCCI and FPG are preliminary, subject to receipt and validation of certain tax related analyses.
During 2017 and 2016, we acquired certain other health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates.
Acquisition-related costs recognized in each of 2018, 2017 and 2016 were not material to our results of operations. Goodwill and definite-lived intangible assets acquired are partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. EQUITY METHOD INVESTMENT
The summarized balance sheet at December 31, 2018 and income statement for the period beginning July 2, 2018 through December 31, 2018 of Kindred at Home in which we hold a 40% equity interest was as follows:

Balance sheet	December 31, 2018
(in millions)
Current assets	$536
Non-current assets	4,955
Current liabilities	351
Non-current liabilities	2,708
Shareholders' equity	2,432

Statement of income
July 2, 2018 through December 31, 2018
(in millions)
Revenues	$1,587
Expenses	1,451
Net income	27

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2018 and 2017, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$419	$1	$(3)	$417
Mortgage-backed securities	2,595	3	(54)	2,544
Tax-exempt municipal securities	2,805	3	(37)	2,771
Mortgage-backed securities:
Residential	55	—	—	55
Commercial	537	—	(14)	523
Asset-backed securities	991	1	(7)	985
Corporate debt securities	3,239	1	(98)	3,142
Total debt securities	$10,641	$9	$(213)	$10,437
December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$532	$1	$(2)	$531
Mortgage-backed securities	1,625	4	(19)	1,610
Tax-exempt municipal securities	3,884	33	(28)	3,889
Mortgage-backed securities:
Residential	26	—	—	26
Commercial	455	3	(2)	456
Asset-backed securities	407	1	—	408
Corporate debt securities	5,175	244	(37)	5,382
Total debt securities	$12,104	$286	$(88)	$12,302

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2018 and 2017, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$179	$(1)	$153	$(2)	$332	$(3)
Mortgage-backed securities	956	(16)	1,019	(38)	1,975	(54)
Tax-exempt municipal securities	809	(9)	1,648	(28)	2,457	(37)
Mortgage-backed securities:
Residential	—	—	15	—	15	—
Commercial	372	(8)	133	(6)	505	(14)
Asset-backed securities	824	(7)	40	—	864	(7)
Corporate debt securities	1,434	(35)	1,439	(63)	2,873	(98)
Total debt securities	$4,574	$(76)	$4,447	$(137)	$9,021	$(213)
December 31, 2017
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$273	$(1)	$130	$(1)	$403	$(2)
Mortgage-backed securities	581	(2)	672	(17)	1,253	(19)
Tax-exempt municipal securities	1,590	(16)	661	(12)	2,251	(28)
Mortgage-backed securities:
Residential	20	—	3	—	23	—
Commercial	131	(1)	28	(1)	159	(2)
Asset-backed securities	107	—	10	—	117	—
Corporate debt securities	1,297	(10)	804	(27)	2,101	(37)
Total debt securities	$3,999	$(30)	$2,308	$(58)	$6,307	$(88)
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2018. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 9%. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized loss from all securities was generated from approximately 1,210 positions out of a total of approximately 1,500 positions at December 31, 2018. All issuers of securities we own that were trading at an unrealized loss at December 31, 2018 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At December 31, 2018, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2018.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
	(in millions)
Gross realized gains	$106	$35	$120
Gross realized losses	(16)	(21)	(24)
Net realized capital gains	$90	$14	$96
There were no material other-than-temporary impairments in 2018, 2017, or 2016.
The contractual maturities of debt securities available for sale at December 31, 2018, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$943	$941
Due after one year through five years	2,929	2,873
Due after five years through ten years	1,873	1,810
Due after ten years	718	706
Mortgage and asset-backed securities	4,178	4,107
Total debt securities	$10,641	$10,437

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2018 and 2017, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2018
Cash equivalents	$2,024	$2,024	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	417	—	417	—
Mortgage-backed securities	2,544	—	2,544	—
Tax-exempt municipal securities	2,771	—	2,771	—
Mortgage-backed securities:
Residential	55	—	55	—
Commercial	523	—	523	—
Asset-backed securities	985	—	985	—
Corporate debt securities	3,142	—	3,142	—
Total debt securities	10,437	—	10,437	—
Total invested assets	$12,461	$2,024	$10,437	$—
December 31, 2017
Cash equivalents	$4,564	$4,564	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	531	—	531	—
Mortgage-backed securities	1,610	—	1,610	—
Tax-exempt municipal securities	3,889	—	3,889	—
Mortgage-backed securities:
Residential	26	—	26	—
Commercial	456	—	456	—
Asset-backed securities	408	—	408	—
Corporate debt securities	5,382	—	5,381	1
Total debt securities	12,302	—	12,301	1
Total invested assets	$16,866	$4,564	$12,301	$1
The table above does not include the fair value of the put and call options associated with our equity investment in Kindred at Home. See Note 3 for further information.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $4,774 million at December 31, 2018 and $4,770 million at December 31, 2017. The fair value of our senior note debt was $4,885 million at December 31, 2018 and $5,191 million at December 31, 2017. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The term loan outstanding and commercial paper borrowings were $1,295 million at December 31, 2018, compared to $150 million at December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we acquired MCCI, FPG, and other health and wellness related businesses during 2018, 2017, and 2016. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2018, 2017, or 2016.
7. MEDICARE PART D
As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2018 and 2017. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	2018		2017
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$15	$172	$4	$101
Trade accounts payable and accrued expenses	(103)	(503)	(255)	(1,085)
Net current liability	(88)	(331)	(251)	$(984)
Other long-term assets	7	—	—	—
Other long-term liabilities	(89)	—	(28)	—
Net long-term liability	(82)	—	(28)	—
Total net liability	$(170)	$(331)	$(279)	$(984)

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2018 and 2017.

	2018	2017
	(in millions)
Land	$20	$20
Buildings and leasehold improvements	766	713
Equipment	890	824
Computer software	2,372	2,003
	4,048	3,560
Accumulated depreciation	(2,313)	(1,976)
Property and equipment, net	$1,735	$1,584
Depreciation expense was $444 million in 2018, $410 million in 2017, and $388 million in 2016, including amortization expense for capitalized internally developed and purchased software of $298 million in 2018, $287 million in 2017, and $255 million in 2016.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2018 and 2017 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2017	$1,059	$261	$1,952	$3,272
Acquisitions	—	—	9	9
Balance at December 31, 2017	1,059	261	1,961	3,281
Acquisitions	476	—	140	616
Balance at December 31, 2018	$1,535	$261	$2,101	$3,897
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2018 and 2017.

	Weighted Average Life	2018			2017
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	8.7 years	$646	$434	$212	$566	$401	$165
Trade names and technology	6.4 years	84	83	1	104	84	20
Provider contracts	11.8 years	68	37	31	68	30	38
Noncompetes and other	7.3 years	29	28	1	32	29	3
Total other intangible assets	8.7 years	$827	$582	$245	$770	$544	$226
Amortization expense for other intangible assets was approximately $90 million in 2018, $75 million in 2017, and $77 million in 2016. Amortization expense for 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,
2019	$70
2020	67
2021	34
2022	31
2023	18
10. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Balances at January 1	$4,668	$4,563	$4,976
Less: Premium deficiency reserve	—	—	(176)
Less: Reinsurance recoverables	(70)	(76)	(85)
Balances at January 1, net	4,598	4,487	4,715
Incurred related to:
Current year	46,385	44,001	45,318
Prior years	(503)	(483)	(582)
Total incurred	45,882	43,518	44,736
Paid related to:
Current year	(41,736)	(39,496)	(40,852)
Prior years	(3,977)	(3,911)	(4,112)
Total paid	(45,713)	(43,407)	(44,964)
Reinsurance recoverable	95	70	76
Balances at December 31	$4,862	$4,668	$4,563
Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $503 million in 2018, $483 million in 2017, and $582 million in 2016. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2018, 2017, and 2016.

	Favorable Medical Claims Reserve Development
	2018	2017	2016

Retail Segment	$(398)	$(386)	$(429)
Group and Specialty Segment	(46)	(40)	(46)
Individual Commercial Segment	(57)	(56)	(106)
Other Businesses	(2)	(1)	(1)
Total	$(503)	$(483)	$(582)
The favorable medical claims reserve development for 2018, 2017, and 2016 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Favorable prior period development primarily resulted from our Medicare Advantage and individual commercial medical businesses.
Benefits expense excluded from the previous table was as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Premium deficiency reserve for short-duration policies	$—	$—	$(176)
Military services	—	—	8
Future policy benefits	—	(22)	439
Total	$—	$(22)	$271
Military services benefits expense for 2016 in the table above reflect expenses associated with our contracts with the Veterans Administration.
The higher benefits expense associated with future policy benefits payable during 2016 primarily relates to reserve strengthening for our closed block of long-term care insurance policies, which were sold in 2018, as more fully described in Note 18.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our segments as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2016 and 2017 is presented as supplementary information.
Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retail Segment
Activity in benefits payable for our Retail segment was as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Balances at January 1	$3,963	$3,506	$3,600
Less: Reinsurance recoverables	(70)	(76)	(85)
Balances at January 1, net	3,893	3,430	3,515
Incurred related to:
Current year	41,323	38,604	37,212
Prior years	(398)	(386)	(429)
Total incurred	40,925	38,218	36,783
Paid related to:
Current year	(37,189)	(34,781)	(33,784)
Prior years	(3,386)	(2,974)	(3,084)
Total paid	(40,575)	(37,755)	(36,868)
Reinsurance recoverable	95	70	76
Balances at December 31	$4,338	$3,963	$3,506
At December 31, 2018, benefits payable for our Retail segment included IBNR of approximately $2.9 billion, primarily associated with claims incurred in 2018. The cumulative number of reported claims as of December 31, 2018 was approximately 104.3 million for claims incurred in 2018, 102.1 million for claims incurred in 2017, and 96.2 million for claims incurred in 2016.
The following tables provide information about incurred and paid claims development for the Retail segment as of December 31, 2018, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2016 Unaudited	2017 Unaudited	2018
	(in millions)
2016	$37,212	$36,891	$36,811
2017		38,604	38,341
2018			41,323
Total			$116,475

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2016 Unaudited	2017 Unaudited	2018
	(in millions)
2016	$33,784	$36,841	$36,811
2017		34,781	38,232
2018			37,189
Total			$112,232
All outstanding benefit liabilities before 2015, net of reinsurance			N/A
Benefits payable, net of reinsurance			$4,243
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Balances at January 1	$568	$579	$616
Less: Reinsurance recoverables	—	—	—
Balances at January 1, net	568	579	616
Incurred related to:
Current year	5,466	5,403	5,271
Prior years	(46)	(40)	(46)
Total incurred	5,420	5,363	5,225
Paid related to:
Current year	(4,957)	(4,843)	(4,700)
Prior years	(514)	(531)	(562)
Total paid	(5,471)	(5,374)	(5,262)
Balances at December 31	$517	$568	$579
At December 31, 2018, benefits payable for our Group and Specialty segment included IBNR of approximately $448 million, primarily associated with claims incurred in 2018. The cumulative number of reported claims as of December 31, 2018 was approximately 10.4 million for claims incurred in 2018, 11.1 million for claims incurred in 2017, and 12.9 million for claims incurred in 2016.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide information about incurred and paid claims development for the Group and Specialty segment as of December 31, 2018, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2016 Unaudited	2017 Unaudited	2018
	(in millions)
2016	$5,271	$5,234	$5,235
2017		5,403	5,358
2018			5,466
Total			$16,059

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2016 Unaudited	2017 Unaudited	2018
	(in millions)
2016	$4,700	$5,226	$5,234
2017		4,843	5,351
2018			4,957
Total			$15,542
All outstanding benefit liabilities before 2015, net of reinsurance			N/A
Benefits payable, net of reinsurance			$517

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Individual Commercial Segment
Activity in benefits payable for our Individual Commercial segment, was as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Balances at January 1	$101	$454	$741
Less: Premium deficiency reserve	—	—	(176)
Balances at January 1, net	101	454	565
Incurred related to:
Current year	—	669	3,677
Prior years	(56)	(56)	(106)
Total incurred	(56)	613	3,571
Paid related to:
Current year	—	(583)	(3,233)
Prior years	(38)	(383)	(449)
Total paid	(38)	(966)	(3,682)
Balances at December 31	$7	$101	$454
At December 31, 2018, benefits payable for our Individual Commercial segment included IBNR of approximately $1 million, associated with claims prior to 2018. The cumulative number of reported claims as of December 31, 2017 was approximately 2.2 million for claims incurred in 2017 and 9.5 million for claims incurred in 2016.
The following tables provide information about incurred and paid claims development for the Individual Commercial segment as of December 31, 2018, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2016 Unaudited	2017 Unaudited	2018
	(in millions)
2016	$3,677	$3,621	$3,609
2017		669	627
2018			—
Total			$4,236

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2016 Unaudited	2017 Unaudited	2018
	(in millions)
2016	$3,233	$3,606	$3,609
2017		583	620
2018			—
Total			$4,229
All outstanding benefit liabilities before 2015, net of reinsurance			N/A
Benefits payable, net of reinsurance			$7
Reconciliation to Consolidated
The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

December 31, 2018
Net outstanding liabilities
Retail	$4,243
Group and Specialty	517
Individual Commercial	7
Benefits payable, net of reinsurance	4,767
Reinsurance recoverable on unpaid claims
Retail	95
Total benefits payable, gross	$4,862
11. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Current provision:
Federal	$139	$1,324	$921
States and Puerto Rico	58	116	88
Total current provision	197	1,440	1,009
Deferred expense (benefit)	194	132	(71)
Provision for income taxes	$391	$1,572	$938

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2018, 2017 and 2016 due to the following:

	2018	2017	2016
	(in millions)
Income tax provision at federal statutory rate	$436	$1,407	$543
States, net of federal benefit, and Puerto Rico	42	80	41
Tax exempt investment income	(11)	(22)	(20)
Health insurance industry fee	243	—	336
Nondeductible executive compensation	17	36	30
Tax reform	(39)	133	—
KMG sale	(272)	—	—
Other, net	(25)	(62)	8
Provision for income taxes	$391	$1,572	$938
The tax reform law enacted on December 22, 2017 (the "Tax Reform Law") reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018, and required a mandatory deemed repatriation of undistributed foreign earnings. The rate reduction required a remeasurement of our net deferred tax asset. These items resulted in an estimated increase in our 2017 tax provision of approximately $133 million, including approximately $10 million for the deemed repatriation tax imposed on the undistributed earnings of our Puerto Rico operations. Revisions to our prior estimate for the income tax effects of the Tax Reform Law decreased our 2018 tax provision by approximately $39 million.
The incremental tax benefit on the sale of KMG of $272 million resulted from a tax loss higher than the loss recorded in the statement of income for the year ended December 31, 2018 due to a higher tax basis in KMG than book basis. In addition, the amount reflects our ability to carryback the capital loss to tax years 2015, 2016 and 2017 at the historical tax rate of 35 percent instead of the current tax rate of 21 percent.
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal components of our net deferred tax balances at December 31, 2018 and 2017 were as follows:

	Assets (Liabilities)
	2018	2017
	(in millions)
Compensation and other accrued expense	$89	$138
Benefits payable	79	113
Investment securities	44	—
Net operating loss carryforward	38	53
Capital loss carryforward	15	—
Deferred acquisition costs	17	48
Unearned revenues	9	12
Other	8	1
Future policy benefits payable	—	231
Total deferred income tax assets	299	596
Valuation allowance	(54)	(49)
Total deferred income tax assets, net of valuation allowance	245	547
Depreciable property and intangible assets	(273)	(237)
Prepaid expenses	(52)	(44)
Future policy benefits payable	(5)	—
Investment securities	—	(49)
Total deferred income tax liabilities	(330)	(330)
Total net deferred income tax assets/(liabilities)	$(85)	$217
All deferred tax liabilities and assets are classified as noncurrent in our consolidated balance sheets as other long-term liabilities at December 31, 2018 and as other long-term assets at December 31, 2017.
At December 31, 2018, we had approximately $104 million of net operating losses and $64 million of capital losses to carry forward. These loss carryforwards, if not used to offset future taxable income or capital gain, will expire from 2019 through 2037. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $54 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover these deferred tax assets.
We file income tax returns in the United States and Puerto Rico. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2016 and prior years. Our 2017 tax return is in the post-filing review period under the Compliance Assurance Process, or CAP. Our 2018 tax return is under advance review by the IRS under CAP. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2015. We are not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations. We do not have material uncertain tax positions reflected in our consolidated balance sheets.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. DEBT
The carrying value of debt outstanding was as follows at December 31, 2018 and 2017:

	2018	2017
	(in millions)
Short-term debt:
Commercial paper	$645	150
Term note	650	—
Senior note:
$400 million, 2.625% due October 1, 2019	399	—
Total short-term debt	$1,694	$150

Long-term debt:
Senior notes:
$400 million, 2.625% due October 1, 2019	$—	$399
$400 million, 2.50% due December 15, 2020	398	397
$400 million, 2.90% due December 15, 2022	396	396
$600 million, 3.15% due December 1, 2022	596	595
$600 million, 3.85% due October 1, 2024	597	595
$600 million, 3.95% due March 15, 2027	594	594
$250 million, 8.15% due June 15, 2038	263	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	396	396
Total long-term debt	$4,375	$4,770
Maturities of the short-term and long-term debt for the years ending December 31, are as follows:

For the years ending December 31,	(in millions)
2019	$1,697
2020	400
2021	—
2022	1,000
2023	—
Thereafter	3,000
Senior Notes
Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our senior notes contain a change of control provision that may require us to purchase the notes under certain circumstances. We recognized a loss on extinguishment of debt of approximately $17 million in 2017 for the early redemption of senior notes, which is included in interest expense in the consolidated statements of income.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50% as well as customary events of default. We are in compliance with this financial covenant, with an actual debt to capitalization of 37% as measured in accordance with the credit agreement as of December 31, 2018. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At December 31, 2018, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of December 31, 2018, we had $2 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
    Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2018 was $923 million, with $645 million outstanding at December 31, 2018 compared to $150 million outstanding at December 31, 2017. The outstanding commercial paper at December 31, 2018 had a weighted average annual interest rate of 3.06%.
Term Note
In November 2018, we entered into a $1.0 billion term note agreement with a bank at a variable rate of interest due within one year. We may elect to incur interest at either the bank's base rate or LIBOR plus 115 basis points. The base rate is defined as the higher of the daily federal funds rate plus 50 basis points; or the bank's prime rate; or LIBOR plus 100 basis points. The interest rate in effect at December 31, 2018 was 3.67%. The note is prepayable without penalty. Proceeds were primarily used to fund the November 2018 accelerated stock repurchase agreement. We repaid $350 million prior to December 31, 2018. The term note shares the customary terms and provisions as well as financial covenants of our Credit Agreement, as discussed above.
13. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $197 million in 2018, $217 million in 2017, and $196 million in 2016. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $286.48 on December 31, 2018, approximately 12% of the retirement and savings plan’s assets were invested in our common stock, or approximately 1.8 million shares, representing approximately 1.3% of the shares outstanding as of

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2018. At December 31, 2018, approximately 2.0 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
Stock-Based Compensation
We have plans under which options to purchase our common stock and restricted stock units have been granted to executive officers, directors and key employees. Awards generally require both a change in control and termination of employment within 2 years of the date of the change in control to accelerate the vesting, including those granted to retirement-eligible participants.
The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. We have also granted awards to certain employees that vest upon a combination of time and performance-based conditions. The stock awards of retirement-eligible participants are generally earned ratably over the service period for each tranche. Accordingly, upon retirement the earned portion of the current tranche will continue to vest on the originally scheduled vest date and any remaining unearned portion of the award will be forfeited. Our equity award program includes a retirement provision that generally treats employees with a combination of age and years of services with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock or treasury stock.
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$124	$145	$106
Stock options	13	12	9
Total stock-based compensation expense	137	157	115
Tax benefit recognized	(21)	(32)	(20)
Stock-based compensation expense, net of tax	$116	$125	$95
Stock-based compensation expense for certain restricted stock in 2017 included a $29 million modification expense for certain awards.
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $49 million in 2018, $68 million in 2017, and $53 million in 2016. There was no capitalized stock-based compensation expense during these years.
At December 31, 2018, there were 13.1 million shares reserved for stock award plans. These reserved shares included giving effect to, under the 2011 Plan, 4.7 million shares of common stock available for future grants assuming all stock options were granted or 2.0 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with return on invested capital and strategic membership growth. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $276.62 in 2018, $222.35 in 2017, and $168.12 in 2016. Activity for our restricted stock was as follows for the year ended December 31, 2018:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2017	1,653	$171.68
Granted	576	276.62
Vested	(1,045)	185.82
Forfeited	(220)	180.83
Nonvested restricted stock at December 31, 2018	964	$213.99
Approximately 12% of the nonvested restricted stock at December 31, 2018 included performance-based conditions.
The fair value of shares vested was $298 million during 2018, $306 million during 2017, and $253 million during 2016. Total compensation expense not yet recognized related to nonvested restricted stock was $156 million at December 31, 2018. We expect to recognize this compensation expense over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock once vested.
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
The weighted-average fair value of each option granted during 2018, 2017, and 2016 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2018	2017	2016
Weighted-average fair value at grant date	$63.67	$49.81	$37.12
Expected option life (years)	4.1 years	4.1 years	4.2 years
Expected volatility	26.1%	27.1%	27.6%
Risk-free interest rate at grant date	2.5%	2.0%	1.1%
Dividend yield	0.7%	0.7%	0.7%
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
Activity for our option plans was as follows for the year ended December 31, 2018:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2017	863	$181.44
Granted	143	276.01
Exercised	(320)	157.44
Forfeited	(9)	150.59
Options outstanding at December 31, 2018	677	$213.17
Options exercisable at December 31, 2018	178	$180.76
As of December 31, 2018, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $48 million, and a weighted-average remaining contractual term of 5 years. As of December 31, 2018, exercisable stock options had an aggregate intrinsic value of $19 million, and a weighted-average remaining contractual term of 4.1 years. The total intrinsic value of stock options exercised during 2018 was $43 million, compared with $44 million during 2017 and $18 million during 2016. Cash received from stock option exercises totaled $50 million in 2018, $63 million in 2017, and $14 million in 2016.
Total compensation expense not yet recognized related to nonvested options was $14 million at December 31, 2018. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years.
14. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$1,683	$2,448	$614
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	137,486	144,493	149,375
Dilutive effect of:
Employee stock options	194	172	219
Restricted stock	723	920	1,323
Shares used to compute diluted earnings per common share	138,403	145,585	150,917
Basic earnings per common share	$12.24	$16.94	$4.11
Diluted earnings per common share	$12.16	$16.81	$4.07
Number of antidilutive stock options and restricted stock awards excluded from computation	223	539	748

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2016, 2017, and 2018 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2016	$1.16	$172
2017	$1.49	$216
2018	$1.90	$262
On November 2, 2018, the Board declared a cash dividend of $0.50 per share that was paid on January 25, 2019 to stockholders of record on December 31, 2018, for an aggregate amount of $68 million. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
In February 2019, the Board declared a cash dividend of $0.55 per share payable on April 26, 2019 to stockholders of record on March 29, 2019.
Stock Repurchases
Our Board of Directors may authorize the purchase of our common shares. Under our share repurchase authorization, shares may have been purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing.
On February 14, 2017, our Board of Directors authorized the repurchase of up to $2.25 billion of our common shares expiring on December 31, 2017, exclusive of shares repurchased in connection with employee stock plans.
On February 16, 2017, we entered into an accelerated share repurchase agreement, the February 2017 ASR, with Goldman, Sachs & Co. LLC, or Goldman Sachs, to repurchase $1.5 billion of our common stock as part of the $2.25 billion share repurchase authorized on February 14, 2017. On February 22, 2017, we made a payment of $1.5 billion to Goldman Sachs from available cash on hand and received an initial delivery of 5.83 million shares of our common stock from Goldman Sachs based on the then current market price of Humana common stock. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $1.2 billion increase in treasury stock, which reflected the value of the initial 5.83 million shares received upon initial settlement, and a $300 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the February 2017 ASR. Upon settlement of the February 2017 ASR on August 28, 2017, we received an additional 0.84 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the agreement of $224.81, less a discount and subject to adjustments pursuant to the terms and conditions of the February 2017 ASR, bringing the total shares received under this program to 6.67 million. In addition, upon settlement we reclassified the $300 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock. Subsequent to settlement of the February 2017 ASR, we repurchased an additional 3.04 million shares in the open market, utilizing the remaining $750 million of the $2.25 billion authorization prior to expiration.

On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 21, 2017, we entered into an accelerated stock repurchase agreement, the December 2017 ASR, with Bank of America, N.A., or BofA, to repurchase $1.0 billion of our common stock as part of the $3.0 billion share repurchase program authorized on December 14, 2017. On December 22, 2017, we made a payment of $1.0 billion to BofA from available cash on hand and received an initial delivery of 3.28 million shares of our common stock from BofA based on the then current market price of Humana common stock. The payment to BofA was recorded as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflected the value of the initial 3.28 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by BofA pending final settlement of the December 2017 ASR. Upon settlement of the ASR on March 26, 2018, we received an additional 0.46 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement of $267.55, bringing the total shares received under this program to 3.74 million. In addition, upon settlement we reclassified the $200 million value of stock initially held back by BofA from capital in excess of par value to treasury stock.
On November 28, 2018, we entered into an accelerated stock repurchase agreement, the November 2018 ASR, with Goldman Sachs to repurchase $750 million of our common stock as part of the $3.0 billion share repurchase program authorized by the Board of Directors on December 14, 2017. On November 29, 2018, we made a payment of $750 million to Goldman Sachs from available cash on hand and received an initial delivery of 1.94 million shares of our common stock from Goldman Sachs. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $600 million increase in treasury stock, which reflects the value of the initial 1.94 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the November 2018 ASR. The final number of shares that we may receive, or be required to remit, under the agreement will be determined based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the agreement. Final settlement under the November 2018 ASR is expected to occur by the end of the first quarter of 2019. The agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms upon certain specified events, the circumstances generally under which final settlement may be accelerated or extended or the agreement may be terminated early by Goldman Sachs or Humana, and various acknowledgments and representations made by the parties to each other. At final settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from Goldman Sachs or we may be required to make a payment. If we are obligated to make payment, we may elect to satisfy such obligation in cash or shares of our common stock.
Our remaining repurchase authorization was approximately $1,176 million as of February 21, 2019, excluding the $150 million pending final settlement of our November 28, 2018 ASR.

Excluding shares acquired in connection with employee stock plans, share repurchases were as follows during the years ended December 31, 2018, 2017 and 2016.

		2018		2017		2016
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
February 2017	2,250	—	—	9.71	2,250	—	—
December 2017	3,000	3.07	1,024	3.28	800	—	—
Total repurchases		3.07	$1,024	12.99	$3,050	—	$—

In connection with employee stock plans, we acquired 0.4 million common shares for $116 million in 2018, 0.5 million common shares for $115 million in 2017, and 0.6 million common shares for $104 million in 2016.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regulatory Requirements
Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, it is generally considered an extraordinary dividend requiring prior regulatory approval. In most states, prior notification is provided before paying a dividend even if approval is not required.
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $7.6 billion and $8.0 billion as of December 31, 2018 and 2017, respectively, which exceeded aggregate minimum regulatory requirements of $5.2 billion and $4.8 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2019 is approximately $1 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $2.3 billion in 2018, $1.4 billion in 2017, and $0.8 billion in 2016.
16. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Leases
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2046. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Rent expense	$167	$204	$179
Sublease rental income	(32)	(33)	(26)
Net rent expense	$135	$171	$153
Future annual minimum payments due subsequent to December 31, 2018 under all of our noncancelable operating leases with initial terms in excess of one year are as follows:

	Minimum Lease Payments	Sublease Rental Receipts	Net Lease Commitments
	(in millions)
For the years ending December 31,:
2019	$147	$(13)	$134
2020	113	(12)	101
2021	96	(10)	86
2022	79	(9)	70
2023	34	(9)	25
Thereafter	50	(23)	27
Total	$519	$(76)	$443

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $240 million in 2019, $201 million in 2020, $136 million in 2021, $98 million in 2022, and $61 million in 2023. Purchase obligations exclude agreements that are cancelable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2018, we were not involved in any SPE transactions.
Guarantees and Indemnifications
Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency. Our parent also has guaranteed the obligations of our military services subsidiaries and funding to maintain required statutory capital levels of certain regulated subsidiaries.
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
Government Contracts
Our Medicare products, which accounted for approximately 80% of our total premiums and services revenue for the year ended December 31, 2018, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2019, and all of our product offerings filed with CMS for 2019 have been approved.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2018, 15% of the risk score was calculated from claims data submitted through EDS. In 2019 and 2020 CMS will increase that percentage to 25% and 50%, respectively. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.
CMS and the Office of the Inspector General of Health and Human Services, or HHS-OIG, are continuing to perform audits of various companies’ selected MA contracts related to this risk adjustment diagnosis data. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices which influence the calculation of premium payments to MA plans.
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provided that, in calculating the economic impact of audit results for an MA contract, if any, the results of the RADV audit sample would be extrapolated to the entire MA contract after a comparison of the audit results to a similar audit of Medicare FFS (we refer to the process of accounting for errors in FFS claims as the "FFS Adjuster"). This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because the government used the Medicare FFS program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to MA plans’ payment rates in order to establish actuarial equivalence in payment rates as required under the Medicare statute. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the Medicare FFS program dataset).
The final RADV extrapolation methodology, including the first application of extrapolated audit results to determine audit settlements, is expected to be applied to CMS RADV contract level audits conducted for contract year 2011 and subsequent years. CMS is currently conducting RADV contract level audits for certain of our Medicare Advantage plans.
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

On October 26, 2018, CMS issued a proposed rule and accompanying materials (which we refer to as the “Proposed Rule”) related to, among other things, the RADV audit methodology described above. If implemented, the Proposed Rule would use extrapolation in RADV audits applicable to payment year 2011 contract-level audits and all subsequent audits, without the application of a FFS Adjuster to audit findings. We are studying the Proposed Rule and CMS’ underlying analysis contained therein. We believe, however, that the Proposed Rule fails to address adequately the statutory requirement of actuarial equivalence, and we expect to provide substantive comments to CMS on the Proposed

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rule as part of the notice-and-comment rulemaking process. We are also evaluating the potential impact of the Proposed Rule, and any related regulatory, industry or company reactions, all or any of which could have a material adverse effect on our results of operations, financial position, or cash flows.

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
At December 31, 2018, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2018, primarily consisted of the TRICARE T2017 East Region contract replacing the 5-year T3 South Region contract that expired on December 31, 2017. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the year ended December 31, 2018. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., in United States District Court, Central District of California, Western Division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On January 29, 2018, the suit was transferred to the United States District Court, Western District of Kentucky, Louisville Division. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and continue to vigorously defend against these allegations since the transfer to the Western District of Kentucky. We have engaged in active discovery with the relator who has pursed the matter on behalf of the United States for the past year, and expect that discovery process to conclude in the near future and for the Court to consider our motion for summary judgment.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform , for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of December 31, 2018. We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our investment in Kindred at Home. The Individual Commercial segment consisted of our individual commercial fully-insured medical health insurance business, which we exited beginning January 1, 2018. We report under the category of Other Businesses those businesses that do not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold in 2018.
Our Healthcare Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of Humana

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $13.4 billion in 2018, $13.5 billion in 2017, and $13.4 billion in 2016. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $129 million in 2018, $107 million in 2017, and $111 million in 2016.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2018
External revenues
Premiums:
Individual Medicare Advantage	$35,656	$—	$—	$—	$—	$—	$35,656
Group Medicare Advantage	6,103	—	—	—	—	—	6,103
Medicare stand-alone PDP	3,584	—	—	—	—	—	3,584
Total Medicare	45,343	—	—	—	—	—	45,343
Fully-insured	510	5,444	—	8	—	—	5,962
Specialty	—	1,359	—	—	—	—	1,359
Medicaid and other	2,255	—	—	—	22	—	2,277
Total premiums	48,108	6,803	—	8	22	—	54,941
Services revenue:
Provider	—	—	404	—	—	—	404
ASO and other	11	835	—	—	4	—	850
Pharmacy	—	—	203	—	—	—	203
Total services revenue	11	835	607	—	4	—	1,457
Total external revenues	48,119	7,638	607	8	26	—	56,398
Intersegment revenues
Services	—	18	16,840	—	—	(16,858)	—
Products	—	—	6,330	—	—	(6,330)	—
Total intersegment revenues	—	18	23,170	—	—	(23,188)	—
Investment income	136	23	34	—	110	211	514
Total revenues	48,255	7,679	23,811	8	136	(22,977)	56,912
Operating expenses:
Benefits	40,925	5,420	—	(70)	77	(470)	45,882
Operating costs	5,327	1,810	22,905	4	6	(22,527)	7,525
Depreciation and amortization	270	88	163	—	—	(116)	405
Total operating expenses	46,522	7,318	23,068	(66)	83	(23,113)	53,812
Income from operations	1,733	361	743	74	53	136	3,100
Loss on sale of business	—	—	—	—	—	786	786
Interest expense	—	—	—	—	—	218	218
Other expense, net	—	—	—	—	—	33	33
Income (loss) before income taxes and equity in earnings	1,733	361	743	74	53	(901)	2,063
Equity in net earnings of Kindred at Home	—	—	11	—	—	—	11
Segment earnings (losses)	$1,733	$361	$754	$74	$53	$(901)	$2,074
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, was approximately 81% for 2018, compared to 79% for 2017, and 75% for 2016.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2017
Revenues—external customers
Premiums:
Individual Medicare Advantage	$32,720	$—	$—	$—	$—	$—	$32,720
Group Medicare Advantage	5,155	—	—	—	—	—	5,155
Medicare stand-alone PDP	3,702	—	—	—	—	—	3,702
Total Medicare	41,577	—	—	—	—	—	41,577
Fully-insured	478	5,462	—	947	—	—	6,887
Specialty	—	1,310	—	—	—	—	1,310
Medicaid and other	2,571	—	—	—	35	—	2,606
Total premiums	44,626	6,772	—	947	35	—	52,380
Services revenue:
Provider	—	—	258	—	—	—	258
ASO and other	10	626	—	—	8	—	644
Pharmacy	—	—	80	—	—	—	80
Total services revenue	10	626	338	—	8	—	982
Total revenues—external customers	44,636	7,398	338	947	43	—	53,362
Intersegment revenues
Services	—	20	17,293	—	—	(17,313)	—
Products	—	—	6,292	—	—	(6,292)	—
Total intersegment revenues	—	20	23,585	—	—	(23,605)	—
Investment income	90	31	35	4	87	158	405
Total revenues	44,726	7,449	23,958	951	130	(23,447)	53,767
Operating expenses:
Benefits	38,218	5,363	—	544	131	(760)	43,496
Operating costs	4,292	1,590	22,848	201	12	(22,376)	6,567
Merger termination fee and related costs, net	—	—	—	—	—	(936)	(936)
Depreciation and amortization	238	84	143	13	—	(100)	378
Total operating expenses	42,748	7,037	22,991	758	143	(24,172)	49,505
Income (loss) from operations	1,978	412	967	193	(13)	725	4,262
Interest expense	—	—	—	—	—	242	242
Income (loss) before income taxes and equity in earnings	1,978	412	967	193	(13)	483	4,020
Equity in net earnings of Kindred at Home	—	—	—	—	—	—	—
Segment earnings (losses)	$1,978	$412	$967	$193	$(13)	$483	$4,020

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2016
Revenues—external customers
Premiums:
Individual Medicare Advantage	$31,863	$—	$—	$—	$—	$—	$31,863
Group Medicare Advantage	4,283	—	—	—	—	—	4,283
Medicare stand-alone PDP	4,009	—	—	—	—	—	4,009
Total Medicare	40,155	—	—	—	—	—	40,155
Fully-insured	428	5,405	—	3,064	—	—	8,897
Specialty	—	1,279	—	—	—	—	1,279
Medicaid and other	2,640	12	—	—	38	—	2,690
Total premiums	43,223	6,696	—	3,064	38	—	53,021
Services revenue:
Provider	—	—	278	—	—	—	278
ASO and other	6	643	1	—	10	—	660
Pharmacy	—	—	31	—	—	—	31
Total services revenue	6	643	310	—	10	—	969
Total revenues—external customers	43,229	7,339	310	3,064	48	—	53,990
Intersegment revenues
Services	—	22	18,979	—	—	(19,001)	—
Products	—	—	5,993	—	—	(5,993)	—
Total intersegment revenues	—	22	24,972	—	—	(24,994)	—
Investment income	90	25	30	5	66	173	389
Total revenues	43,319	7,386	25,312	3,069	114	(24,821)	54,379
Operating expenses:
Benefits	36,783	5,233	—	3,301	617	(927)	45,007
Operating costs	4,650	1,727	24,073	601	16	(23,894)	7,173
Merger termination fee and related costs, net	—	—	—	—	—	104	104
Depreciation and amortization	196	82	143	36	1	(104)	354
Total operating expenses	41,629	7,042	24,216	3,938	634	(24,821)	52,638
Income (loss) from operations	1,690	344	1,096	(869)	(520)	—	1,741
Gain on sale of business	—	—	—	—	—	—	—
Interest expense	—	—	—	—	—	189	189
Income (loss) before income taxes and equity in earnings	1,690	344	1,096	(869)	(520)	(189)	1,552
Equity in net earnings of Kindred at Home	—	—	—	—	—	—	—
Segment earnings (losses)	$1,690	$344	$1,096	$(869)	$(520)	$(189)	$1,552

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premiums revenue for our Individual Commercial segment for 2016 includes a reduction of $583 million associated with the write-off of commercial risk corridor receivables.
Benefits expense for Other Businesses for 2016 includes $505 million for reserve strengthening associated with our closed block of long-term care insurance policies as discussed more fully in Note 18.
18. EXPENSES ASSOCIATED WITH LONG-DURATION INSURANCE PRODUCTS
Premiums associated with our long-duration insurance products accounted for less than 1% of our consolidated premiums and services revenue for the year ended December 31, 2018 and 2017. We use long-duration accounting for life insurance, annuities, certain health and other supplemental products and, prior to its sale in 2018, long-term care policies sold to individuals because they are expected to remain in force for an extended period beyond one year and because premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned.
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
The table below presents deferred acquisition costs and future policy benefits payable associated with our long-duration insurance products for the years ended December 31, 2018 and 2017.

	2018		2017
	Deferred acquisition costs	Future policy benefits payable	Deferred acquisition costs	Future policy benefits payable
	(in millions)
Other long-term assets	$36	$—	$103	$—
Trade accounts payable and accrued expenses	—	—	—	(56)
Long-term liabilities	—	(219)	—	(2,923)
Total asset (liability)	$36	$(219)	$103	$(2,979)
The decline in the balances of the deferred acquisition costs and future benefits payable reflects the sale of KMG on August 9, 2018. In addition, future policy benefits payable include amounts of $217 million at December 31, 2018 and $199 million at December 31, 2017 which are subject to 100% coinsurance agreements as more fully described in Note 19.
Benefit expense reflects no net increase in future policy benefit payable in 2018, a net reduction of $22 million in 2017 and a net increase of $439 million in 2016. The 2016 amount reflects the net change of $505 million associated with our closed block of long-term care insurance policies, which were sold in 2018 as discussed further below. Amortization of deferred acquisition costs included in operating costs was $48 million in 2018, $71 million in 2017, and $67 million in 2016.
All three years include the effect of the release of reserves and accelerating deferred acquisition amortization costs of existing previously underwritten individual commercial medical members transitioning to policies compliant with the Health Care Reform Law. Deferred acquisition costs included $3 million associated with our individual commercial

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

medical policies at December 31, 2017. Future policy benefits payable associated with our individual commercial medical policies were $19 million at December 31, 2017. There were no remaining balances at December 31, 2018. We have exited our individual commercial medical business effective January 1, 2018.
Future policy benefits payable included $2.3 billion at December 31, 2017 associated with a non-strategic closed block of long-term care insurance policies acquired in connection with the 2007 acquisition of KMG. As described in Note 3, on August 9, 2018, we completed the sale of KMG. Future policy benefits payable included amounts charged to accumulated other comprehensive income for an additional liability that would exist on our closed-block of long-term care insurance policies if unrealized gains on the sale of the investments backing such products had been realized and the proceeds reinvested at then current yields. There was additional liability of $168 million at December 31, 2017. Amounts charged to accumulated other comprehensive income are net of applicable deferred taxes.
Long-term care insurance policies provided nursing home and home health coverage for which premiums are collected many years in advance of benefits paid, if any. Therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual premium rate increase, interest, morbidity, mortality, persistency, and maintenance expense assumptions from those assumed in our reserves were particularly significant to our closed block of long-term care insurance policies. We monitored the loss experience of these long-term care insurance policies and, when necessary, applied for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. To the extent premium rate increases, interest rates, and/or loss experience varied from our loss recognition date assumptions, material adjustments to reserves were required.
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
19. REINSURANCE
Certain blocks of insurance assumed in acquisitions, primarily life, annuities in run-off status and, prior to its sale in 2018, long-term care, are subject to reinsurance where some or all of the underwriting risk related to these policies has been ceded to a third party. In addition, a large portion of our reinsurance takes the form of 100% coinsurance agreements where, in addition to all of the underwriting risk, all administrative responsibilities, including premium collections and claim payment, have also been ceded to a third party. We acquired these policies and related reinsurance agreements with the purchase of stock of companies in which the policies were originally written. We acquired these companies for business reasons unrelated to these particular policies, including the companies’ other products and licenses necessary to fulfill strategic plans.
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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other current and long-term assets, were $314 million at December 31, 2018 and $824 million at December 31, 2017. The decline in the balances reflects the sale of KMG on August 9, 2018. The percentage of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately 99% at December 31, 2018 and approximately 33% at December 31, 2017. Premiums ceded were $976 million in 2018, $969 million in 2017 and $842 million in 2016. Benefits ceded were $980 million in 2018, $844 million in 2017, and $767 million in 2016. Ceded premium and benefits reflect the activity associated with ceding all risk under a Medicaid contract to a third party reinsurer.
We evaluate the financial condition of our reinsurers on a regular basis. Protective Life Insurance Company with $177 million in reinsurance recoverables is well-known and well-established with a AM Best rating of A+ (superior) at December 31, 2018 . The remaining reinsurance recoverables of $137 million are divided between 10 other reinsurers, with $110 million subject to funds withheld accounts or other financial guarantees supporting the repayment of these amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

We have served as the Company’s auditor since 1968.

Humana Inc.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)
A summary of our quarterly unaudited results of operations for the years ended December 31, 2018 and 2017 follows:

	2018
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$14,279	$14,259	$14,206	$14,168
Income before income taxes and equity in net earnings	707	19	901	436
Net income	491	193	644	355
Basic earnings per common share	$3.56	$1.40	$4.68	$2.60
Diluted earnings per common share (1)	$3.53	$1.39	$4.65	$2.58

	2017
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$13,762	$13,534	$13,282	$13,189
Income before income taxes	1,689	1,042	799	490
Net income	1,115	650	499	184
Basic earnings per common share (1)	$7.54	$4.49	$3.46	$1.30
Diluted earnings per common share (1)	$7.49	$4.46	$3.44	$1.29

(1)	The calculation of earnings per common share is based on the weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year.

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
Based on our evaluation as of December 31, 2018, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 134.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.
Executive Officers of the Registrant
Set forth below are names and ages of all of our current executive officers as of February 1, 2019, their positions, and the date first elected an officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	56	President and Chief Executive Officer, Director	12/11	(1)

Vishal Agrawal, M.D.	44	Chief Strategy and Corporate Development Officer	12/18	(2)

Roy A. Beveridge, M.D.	61	Chief Medical Officer	06/13	(3)

Elizabeth D. Bierbower	60	Segment President	03/17	(4)

Jody L. Bilney	57	Chief Consumer Officer	04/13	(5)

Sam M. Deshpande	54	Chief Risk Officer	07/17	(6)

William K. Fleming, PharmD	51	Segment President, Healthcare Services	03/17	(7)

Christopher H. Hunter	50	Segment President, Group Business	01/14	(8)

Timothy S. Huval	52	Chief Human Resources Officer	12/12	(9)

Brian A. Kane	46	Chief Financial Officer	06/14	(10)

Brian P. LeClaire	58	Chief Information Officer	08/11	(11)

Joseph C. Ventura	42	Chief Legal Officer and Corporate Secretary	02/19	(12)

T. Alan Wheatley	51	Segment President, Retail	03/17	(13)

Cynthia H. Zipperle	56	Senior Vice President and Chief Accounting Officer	12/14	(14)

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

(2)
Dr. Agrawal serves as Chief Strategy and Corporate Development Officer, having joined the company in December 2018.  Prior to joining the company, Dr. Agrawal was Senior Advisor for The Carlyle Group L.P., having held that position from October 2017 to December 2018.  Previously, Dr. Agrawal was President and Chief Growth Officer of Ciox Health, the largest health information exchange and release of information services organization in the U.S. from December of 2015 to October 2018.  Prior to joining Ciox Health, Dr. Agrawal served as President of Harris Healthcare Solutions from January 2013 to December 2015.

(3)
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

(4)
Ms. Bierbower currently serves as Segment President, having held this position since August 2018.  She is responsible for creating a new operating model and member experience that reduces friction in the system and helps members engage in and manage their health. Prior to that, she served as the Segment President, Group Business, and also previously led the Company’s Specialty Benefits area, including dental, vision, life, disability and workplace voluntary benefits.  Ms. Bierbower joined the Company in 2001.

(5)
Ms. Bilney currently serves as Chief Consumer Officer, having held this position since joining the Company in April 2013. Prior to joining the Company, Ms. Bilney served as Executive Vice President and Chief Brand Officer for Bloomin’ Brands, Inc. from 2006 until April 2013.

(6)
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

(7)
Mr. Fleming currently serves as Segment President, Healthcare Services, where he is responsible for Humana’s clinical and pharmacy businesses that service all Humana segments, having held this position since March of 2017. Prior to that, he served as President of the Company’s pharmacy business. Mr. Fleming joined the Company in 1994.

(8)
Mr. Hunter currently serves as Segment President, Group Business, having held this position since August 2018.  Prior to that, he served as Chief Strategy Officer from joining the company in January 2014 until August 2018.  Prior to joining the Company, Mr. Hunter served as President of Provider Markets at The TriZetto Group, Inc. from July 2012 until December 2013, and as Senior Vice President, Emerging Markets at BlueCross BlueShield of Tennessee from 2009 through July 2012. While at BlueCross BlueShield of Tennessee, Mr. Hunter was simultaneously President and Chief Executive Officer of Onlife Health, a national health and wellness subsidiary of BlueCross BlueShield of Tennessee.

(9)
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

(10)
Mr. Kane currently serves as Chief Financial Officer, having been elected to this position in June 2014. Prior to joining the Company, Mr. Kane spent nearly 17 years at Goldman, Sachs & Co. As a managing director, he was responsible for client relationships as well as for leading strategic and financing transactions for a number of companies in multiple industries.

(11)
Mr. LeClaire currently serves as Chief Information Officer, having held this position since January 2014. Prior to that, he served as Senior Vice President and Chief Service and Information Officer from August 2011 to January 2014, and as Chief Technology Officer from 2002 to August 2011. Mr. LeClaire joined the Company in August 1999.

(12)
Mr. Ventura currently serves as Chief Legal Officer and Corporate Secretary. He joined the Company in January 2009 and since then has held various positions of increasing responsibility in the Company's Law Department, including most recently, Senior Vice President, Associate General Counsel & Corporate Secretary from July 2017 until February 2019.

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
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of such Proxy Statement.
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
Code of Business Conduct and Ethics
Since 1995, we have operated under an omnibus Code of Ethics and Business Conduct, currently known as the Humana Inc. Ethics Every Day. All employees and directors are required to annually affirm in writing their acceptance of the code. The Humana Inc. Ethics Every Day was adopted by our Board of Directors in June 2014, replacing a previous iteration of our Code of Ethics and Business Conduct – the Humana Inc. Principles of Business Ethics – as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Humana Inc. Ethics Every Day is available on our web site at www.humana.com, and any waiver of the application of the Ethics Every Day with respect to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.
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
Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019 appearing under the caption “Corporate Governance – Audit Committee” of such Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019.
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

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2018 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	677,648	$213.171	4,673,360	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	677,648	$213.171	4,673,360

(1)	The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 13.

(2)
The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.

(3)
Of the number listed above, 2,040,768 can be issued as restricted stock at December 31, 2018 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan).

The information under the captions “Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Security Ownership of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019, is herein incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Independent Directors” of such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2019 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016

	Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016
All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

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

(e)*
The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(f)*†	Humana Inc. Executive Severance Policy, effective as of March 1, 2019.

(g)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(h)*
Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 18, 2011).

(i)*
Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-05975).

(j)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(k)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(l)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Solicit under the 2011 Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10(o) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(m)*
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

(o)
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

(p)
Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(q)
Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(r)
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

(w)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(x)*
Amended and Restated Employment Agreement, dated as of February 27, 2014, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on February 28, 2014).

(y)*
Amendment to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated July 2, 2015 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on July 9, 2015).

(z)*
Amendment No. 2, dated as of August 16, 2018, to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated as of February 27, 2014 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.s Current Report on Form 8-K, filed on August 20, 2018).

(aa)*†	Humana Inc. Change in Control Policy, effective March 1, 2019.

(bb)
Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 7, 2014).

(cc)
Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(dd)*
Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(ee)*
Form of Company's Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K filed on February 16, 2018).

(ff)*†	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (with retirement provisions).

(gg)*†	Form of Company's Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan.

(hh)*†	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan.

(ii)*†	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (Non-Qualified Stock Options).

(jj)*†	Humana Inc. Compensation Recoupment Policy, effective February 21, 2019.

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

101
The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2018, 2017, and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*Exhibits 10(a) through and including 10(n), and Exhibits 10(w) through and including 10(aa), as well as Exhibits 10(cc) through and including Exhibit 10(jj) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$265	$383
Investment securities	313	305
Receivable from operating subsidiaries	1,306	1,042
Other current assets	628	245
Total current assets	2,512	1,975
Property and equipment, net	1,209	1,091
Investments in subsidiaries	16,951	16,810
Equity method investment in Kindred at Home	1,047	—
Other long-term assets	359	426
Total assets	$22,078	$20,302
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$4,487	$4,311
Current portion of notes payable to operating subsidiaries	28	28
Book overdraft	38	41
Short-term debt	1,694	150
Other current liabilities	791	896
Total current liabilities	7,038	5,426
Long-term debt	4,375	4,770
Other long-term liabilities	504	264
Total liabilities	11,917	10,460
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,594,841 shares issued at December 31, 2018 and 198,572,458 shares issued at December 31, 2017	33	33
Capital in excess of par value	2,535	2,445
Retained earnings	15,072	13,670
Accumulated other comprehensive income (loss)	(159)	19
Treasury stock, at cost, 63,028,169 shares at December 31, 2018 and 60,893,762 shares at December 31, 2017	(7,320)	(6,325)
Total stockholders’ equity	10,161	9,842
Total liabilities and stockholders’ equity	$22,078	$20,302

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2018	2017	2016
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,666	$1,864	$1,683
Investment and other income, net	30	57	42
	1,696	1,921	1,725
Expenses:
Operating costs	1,468	1,801	1,519
Merger termination fee and related costs, net	—	(936)	104
Depreciation	342	332	302
Interest	218	243	189
	2,028	1,440	2,114
Other expense, net	33	—	—
Loss on sale of business	782	—	—
(Loss) income before income taxes and equity in net earnings of subsidiaries	(1,147)	481	(389)
(Benefit) provision for income taxes	(542)	61	(107)
(Loss) income before equity in net earnings of subsidiaries	(605)	420	(282)
Equity in net earnings of subsidiaries	2,277	2,028	896
Equity in net earnings of Kindred at Home	11	—	—
Net income	$1,683	$2,448	$614

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2018	2017	2016
	(in millions)
Net income	$1,683	$2,448	$614
Other comprehensive income (loss):
Change in gross unrealized investment losses/gains	(189)	149	(101)
Effect of income taxes	51	(55)	38
Total change in unrealized investment gains/losses, net of tax	(138)	94	(63)
Reclassification adjustment for net realized gains included in investment income	(53)	(14)	(96)
Effect of income taxes	17	5	35
Total reclassification adjustment, net of tax	(36)	(9)	(61)
Other comprehensive (loss) income, net of tax	(174)	85	(124)
Comprehensive income attributable to our equity method investment in Kindred at Home	(4)	—	—
Comprehensive income	$1,505	$2,533	$490
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017	2016
	(in millions)
Net cash provided by operating activities	$2,719	$2,423	$1,848
Cash flows from investing activities:
Acquisitions, net of cash acquired	(354)	—	—
Acquisitions, equity method investment in Kindred at Home	(1,095)	—	—
Capital contributions to operating subsidiaries	(697)	(695)	(895)
Purchases of investment securities	(145)	(53)	(151)
Proceeds from sale of investment securities	35	—	25
Maturities of investment securities	59	51	143
Purchases of property and equipment, net	(465)	(359)	(382)
Net cash used in investing activities	(2,662)	(1,056)	(1,260)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	—	1,779	—
Proceeds from issuance (repayments) of commercial paper, net	485	(153)	(2)
Proceeds from term loan	1,000	—	—
Repayment of term loan	(350)	—	—
Repayment of long-term debt	—	(800)	—
Change in book overdraft	(3)	3	5
Common stock repurchases	(1,090)	(3,365)	(104)
Dividends paid	(265)	(220)	(177)
Proceeds from stock option exercises and other	48	62	11
Net cash used in financing activities	(175)	(2,694)	(267)
(Decrease) increase in cash and cash equivalents	(118)	(1,327)	321
Cash and cash equivalents at beginning of year	383	1,710	1,389
Cash and cash equivalents at end of year	$265	$383	$1,710
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $2.3 billion in 2018, $1.4 billion in 2017, and $0.8 billion in 2016.
Guarantee
Through indemnity agreements approved by state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by our parent company in the event of insolvency for: (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency. Our parent has also guaranteed the obligations of our military services subsidiaries and funding to maintain required statutory capital levels of certain other regulated subsidiaries.
3. REGULATORY REQUIREMENTS
Certain of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to Humana Inc., our parent company, and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity’s level of statutory income and statutory capital and surplus. If the dividend, together with other dividends paid within the preceding twelve months, exceeds a specified statutory limit or is paid from sources other than earned surplus, it is generally considered an extraordinary dividend requiring prior regulatory approval. In most states, prior notification is provided before paying a dividend even if approval is not required.
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $7.6 billion and $8.0 billion as of December 31, 2018 and 2017, respectively, which exceeded aggregate minimum regulatory requirements of $5.2 billion and $4.8 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2019 is approximately $1 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $2.3 billion in 2018, $1.4 billion in 2017, and $0.8 billion in 2016.
Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).

4. ACQUISITIONS AND DIVESTITURES
Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of certain acquisitions and divestitures. During 2018, 2017 and 2016, we funded certain non-regulated subsidiary acquisitions with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.
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

Humana Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017, and 2016
(in millions)

			Additions
	Balance at Beginning of Period	Acquired/(Disposed) Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2018	$96	$—	$36	$(29)	$(24)	$79
2017	118	—	20	(10)	(32)	96
2016	101	—	39	19	(41)	118
Deferred tax asset valuation allowance:
2018	(49)	—	(5)	—	—	(54)
2017	(49)	—	—	—	—	(49)
2016	(42)	—	(7)	—	—	(49)

(1)
Represents changes in retroactive membership adjustments to premiums revenue and contractual allowances adjustments to services revenue as more fully described in Note 2 to the consolidated financial statements included in this annual report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ BRIAN A. KANE
Brian A. Kane
Chief Financial Officer (Principal Financial Officer)

Date:	February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. KANE	Chief Financial Officer (Principal Financial Officer)	February 21, 2019
Brian A. Kane

/s/ CYNTHIA H. ZIPPERLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2019
Cynthia H. Zipperle

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 21, 2019
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 21, 2019
Kurt J. Hilzinger

/s/ FRANK BISIGNANO	Director	February 21, 2019
Frank Bisignano

/s/ KAREN DESALVO MD, MPH, MSc	Director	February 21, 2019
Karen DeSalvo, MD, MPH, MSc

/s/ FRANK A. D’AMELIO	Director	February 21, 2019
Frank A. D’Amelio

/s/ W. ROY DUNBAR	Director	February 21, 2019
W. Roy Dunbar

/s/ DAVID A. JONES, JR.	Director	February 21, 2019
David A. Jones, Jr.

/s/ WILLIAM J. MCDONALD	Director	February 21, 2019
William J. McDonald

/s/ WILLIAM E. MITCHELL	Director	February 21, 2019
William E. Mitchell

/s/ DAVID B. NASH, M.D.	Director	February 21, 2019
David B. Nash, M.D.

/s/ JAMES J. O’BRIEN	Director	February 21, 2019
James J. O’Brien

/s/ MARISSA T. PETERSON	Director	February 21, 2019
Marissa T. Peterson