Form 10-Q
period 2019-03-31
HUMANA INC
filed 2019-05-01
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2019
$0.16 2/3 par value	135,035,018 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2019

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,877	$2,343
Investment securities	9,876	10,026
Receivables, less allowance for doubtful accounts of $78 in 2019 and $79 in 2018	1,955	1,015
Other current assets	3,965	3,564
Total current assets	19,673	16,948
Property and equipment, net	1,754	1,735
Long-term investment securities	422	411
Equity method investment in Kindred at Home	1,048	1,047
Goodwill	3,897	3,897
Other long-term assets	1,555	1,375
Total assets	$28,349	$25,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$6,024	$4,862
Trade accounts payable and accrued expenses	3,719	3,067
Book overdraft	154	171
Unearned revenues	312	283
Short-term debt	1,718	1,694
Total current liabilities	11,927	10,077
Long-term debt	4,376	4,375
Future policy benefits payable	213	219
Other long-term liabilities	992	581
Total liabilities	17,508	15,252
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,594,841 shares issued at March 31, 2019 and 198,594,841 shares issued at December 31, 2018	33	33
Capital in excess of par value	2,722	2,535
Retained earnings	15,563	15,072
Accumulated other comprehensive loss	(10)	(159)
Treasury stock, at cost, 63,559,823 shares at March 31, 2019 and 63,028,169 shares at December 31, 2018	(7,467)	(7,320)
Total stockholders’ equity	10,841	10,161
Total liabilities and stockholders’ equity	$28,349	$25,413
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in millions, except per share results)
Revenues:
Premiums	$15,651	$13,811
Services	355	327
Investment income	101	141
Total revenues	16,107	14,279
Operating expenses:
Benefits	13,493	11,670
Operating costs	1,660	1,749
Depreciation and amortization	107	100
Total operating expenses	15,260	13,519
Income from operations	847	760
Interest expense	62	53
Other expense, net	39	—
Income before income taxes and equity in net earnings	746	707
Provision for income taxes	183	216
Equity in net earnings of Kindred at Home	3	—
Net income	$566	$491
Basic earnings per common share	$4.18	$3.56
Diluted earnings per common share	$4.16	$3.53
Dividends declared per common share	$0.55	$0.50
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in millions)
Net income	$566	$491
Other comprehensive income:
Change in gross unrealized investment gains/losses	196	(203)
Effect of income taxes	(45)	52
Total change in unrealized investment gains/losses, net of tax	151	(151)
Reclassification adjustment for net realized gains	—	(29)
Effect of income taxes	—	7
Total reclassification adjustment, net of tax	—	(22)
Other comprehensive income (loss), net of tax	151	(173)
Comprehensive loss attributable to equity method investment in Kindred at Home	(2)	—
Comprehensive income	$715	$318

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended March 31, 2019
Balances, December 31, 2018	198,595	$33	$2,535	$15,072	$(159)	$(7,320)	$10,161
Net income				566			566
Other comprehensive income					149		149
Common stock repurchases			150			(160)	(10)
Dividends and dividend equivalents			—	(75)			(75)
Stock-based compensation			33				33
Restricted stock unit vesting	—	—	(13)			13	—
Stock option exercises	—	—	17			—	17
Balances, March 31, 2019	198,595	$33	$2,722	$15,563	$(10)	$(7,467)	$10,841

Three months ended March 31, 2018
Balances, December 31, 2017	198,572	$33	$2,445	$13,670	$19	$(6,325)	$9,842
Net income				491			491
Other comprehensive loss				(4)	(173)		(177)
Common stock repurchases			200			(251)	(51)
Dividends and dividend equivalents			—	(71)			(71)
Stock-based compensation			35				35
Restricted stock unit vesting	—	—	(66)			66	—
Stock option exercises	13	—	12			—	12
Balances, March 31, 2018	198,585	$33	$2,626	$14,086	$(154)	$(6,510)	$10,081
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2019	2018
	(in millions)
Cash flows from operating activities
Net income	$566	$491
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	2	(29)
Equity in net earnings of Kindred at Home	(3)	—
Stock-based compensation	33	35
Depreciation	118	109
Amortization	18	30
(Benefit) provision for deferred income taxes	(21)	83
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(940)	(422)
Other assets	(102)	(1,164)
Benefits payable	1,162	293
Other liabilities	16	885
Unearned revenues	29	3,328
Other	18	47
Net cash provided by operating activities	896	3,686
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(169)
Purchases of property and equipment	(139)	(134)
Purchases of investment securities	(2,175)	(1,711)
Maturities of investment securities	397	217
Proceeds from sales of investment securities	2,062	1,392
Net cash provided by (used in) investing activities	145	(405)
Cash flows from financing activities
Receipts from contract deposits, net	554	1,401
Proceeds from issuance of commercial paper, net	17	245
Change in book overdraft	(17)	(17)
Common stock repurchases	(10)	(51)
Dividends paid	(68)	(57)
Proceeds from stock option exercises and other, net	17	11
Net cash provided by financing activities	493	1,532
Increase in cash and cash equivalents	1,534	4,813
Cash and cash equivalents at beginning of period	2,343	4,042
Cash and cash equivalents at end of period	$3,877	$8,855
Supplemental cash flow disclosures:
Interest payments	$29	$22
Income tax (refunds) payments, net	$(22)	$4
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2018, that was filed with the Securities and Exchange Commission, or the SEC, on February 21, 2019. We refer to the Form 10-K as the “2018 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2018 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Revenue Recognition
Our revenues include premium and service revenues. Service revenues include administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For more information about our revenues, refer to Note 2 to the consolidated financial statements included in our 2018 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. See Note 15 for disaggregation of revenue by segment and type.
At March 31, 2019, accounts receivable related to services were $136 million. For the three months ended March 31, 2019, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at March 31, 2019.
For the three months ended March 31, 2019, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.
Equity Method Investment in Kindred at Home
In the third quarter of 2018, we, along with TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, completed the acquisitions of Kindred Healthcare, Inc., or Kindred, and privately-held Curo Health Services, or Curo, respectively, merging Curo with the hospice business of the Kindred at Home Division, or Kindred at Home. As part of these transactions, we acquired a 40% minority interest in Kindred at Home, a leading home health and hospice company, for total cash consideration of approximately $1.1 billion. Earnings from Kindred at Home are included in our consolidated statement of income in the line captioned "Equity in net earnings of Kindred at Home."

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We account for our 40% investment in Kindred at Home using the equity method of accounting. This investment is reflected as "Equity method investment in Kindred at Home" in our condensed consolidated balance sheets, with our share of income or loss reported as "Equity in net earnings of Kindred at Home" in our condensed consolidated statements of income.

We entered into a shareholders agreement with TPG and WCAS, the Sponsors, that provides for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture beginning on July 2, 2021 and ending on July 1, 2022. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning on July 2, 2022 and ending on July 1, 2023. The put and call options, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation. The simulation relies on assumptions around Kindred at Home's equity value, risk free interest rates, volatility, and the details specific to the put and call options. The final purchase price allocation resulted in approximately $1 billion being allocated to the investment and $236 million and $291 million allocated to the put and call options, respectively. The fair values of the put option and call option were $234 million and $217 million, respectively, at March 31, 2019. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other expense, net" in our condensed consolidated statements of income.
Health Care Reform
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain of these reforms became effective January 1, 2014, including an annual insurance industry premium-based fee. The Continuing Resolution bill, H.R. 195, enacted on January 22, 2018, included a one year suspension in 2019 of the health insurance industry fee, but under current law, the fee is scheduled to resume in calendar year 2020. In October 2018, we paid the federal government $1.04 billion for the annual health insurance industry fee attributed to calendar year 2018. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, was not deductible for tax purposes. Each year on January 1, except when suspended, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $263 million for the three months ended March 31, 2018, resulting from the amortization of the 2018 annual health insurance industry fee.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). We adopted the new standard effective January 1, 2019, as allowed, using the modified retrospective approach. We elected the practical expedients of not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification for any expired or existing leases and not reassessing any initial direct costs for existing leases. In addition, we elected the practical expedient to not separate lease and nonlease components for all of our asset classes. We made a permitted accounting policy election to not apply the new guidance to leases with an initial term of 12 months or less. We will recognize those lease payments in the condensed consolidated statement of income on a straight-line basis over the lease term. As of January 1, 2019, the adoption of the standard resulted in recognition of right-of-use, or ROU, liabilities of approximately $470 million and ROU assets of $436 million, which equals the ROU liabilities net of accrued rent and lease incentives. The standard does not materially affect our results of operations, cash flows and liquidity. See Note 8 for further information.

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

In March 2017, the FASB issued new guidance that amends the accounting for premium amortization on purchased callable debt securities by shortening the amortization period. This amended guidance requires the premium to be amortized to the earliest call date instead of maturity date. The new guidance is effective for us beginning with annual and interim periods in 2019. This guidance did not have a material impact on our results of operations, financial condition or cash flows.

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
3. ACQUISITIONS AND DIVESTITURES
Sale of Closed Block of Commercial Long-Term Care Insurance Business

In the third quarter of 2018, we completed the sale of our wholly-owned subsidiary, KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG's subsidiary, Kanawha Insurance Company, or KIC, included our closed block of non-strategic commercial long-term care policies. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale.
In connection with the sale of KMG, we recognized a pretax loss, including transaction costs, of $786 million and a corresponding $452 million income tax benefit.
Also, in the third quarter of 2018, we entered into reinsurance contracts to transfer the risk associated with certain voluntary benefit and financial protection products previously issued primarily by KIC to a third party. We transferred approximately $245 million of cash to the third party and recorded a commensurate reinsurance recoverable as a result of these transactions. The reinsurance recoverable was included as part of the net assets disposed. There was no material impact to operating results from these reinsurance transactions.
KMG revenues for the three months ended March 31, 2018 were $79 million. For the three months ended March 31, 2018 KMG pretax income was $18 million.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Acquisitions and Divestitures
In the first quarter of 2018, we acquired the remaining equity interest in MCCI Holdings, LLC, or MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million. This resulted in a purchase price allocation to goodwill of $483 million, other intangible assets of $80 million, and net tangible assets of $24 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 8 years. Goodwill and other intangible assets are amortizable as deductible expenses for tax purposes.
In the second quarter of 2018, we acquired Family Physicians Group, or FPG, for cash consideration of approximately $185 million, net of cash received. FPG serves Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. This resulted in a purchase price allocation to goodwill of $133 million, other intangible assets of $38 million and net tangible assets of $14 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 4.9 years. The purchase price allocations for MCCI and FPG are final.
The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2019 and 2018 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2019 and December 31, 2018, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$478	$2	$(1)	$479
Mortgage-backed securities	3,142	21	(22)	3,141
Tax-exempt municipal securities	2,096	12	(5)	2,103
Mortgage-backed securities:
Residential	84	1	—	85
Commercial	510	2	(3)	509
Asset-backed securities	1,037	1	(6)	1,032
Corporate debt securities	2,959	14	(24)	2,949
Total debt securities	$10,306	$53	$(61)	$10,298

December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$419	$1	$(3)	$417
Mortgage-backed securities	2,595	3	(54)	2,544
Tax-exempt municipal securities	2,805	3	(37)	2,771
Mortgage-backed securities:
Residential	55	—	—	55
Commercial	537	—	(14)	523
Asset-backed securities	991	1	(7)	985
Corporate debt securities	3,239	1	(98)	3,142
Total debt securities	$10,641	$9	$(213)	$10,437

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2019 and December 31, 2018, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$25	$—	$214	$(1)	$239	$(1)
Mortgage-backed securities	255	(1)	1,152	(21)	1,407	(22)
Tax-exempt municipal securities	30	—	924	(5)	954	(5)
Mortgage-backed securities:
Residential	—	—	15	—	15	—
Commercial	42	(1)	170	(2)	212	(3)
Asset-backed securities	755	(5)	70	(1)	825	(6)
Corporate debt securities	70	—	1,486	(24)	1,556	(24)
Total debt securities	$1,177	$(7)	$4,031	$(54)	$5,208	$(61)

December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$179	$(1)	$153	$(2)	$332	$(3)
Mortgage-backed securities	956	(16)	1,019	(38)	1,975	(54)
Tax-exempt municipal securities	809	(9)	1,648	(28)	2,457	(37)
Mortgage-backed securities:
Residential	—	—	15	—	15	—
Commercial	372	(8)	133	(6)	505	(14)
Asset-backed securities	824	(7)	40	—	864	(7)
Corporate debt securities	1,434	(35)	1,439	(63)	2,873	(98)
Total debt securities	$4,574	$(76)	$4,447	$(137)	$9,021	$(213)
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at March 31, 2019. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

individual state exceeding 12%. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 690 positions out of a total of approximately 1,430 positions at March 31, 2019. All issuers of securities we own that were trading at an unrealized loss at March 31, 2019 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At March 31, 2019, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at March 31, 2019.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in millions)
Gross realized gains	$10	$32
Gross realized losses	(12)	(3)
Net realized capital (losses) gains	$(2)	$29
There were no material other-than-temporary impairments for the three months ended March 31, 2019 or 2018.
The contractual maturities of debt securities available for sale at March 31, 2019, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$829	$828
Due after one year through five years	2,514	2,511
Due after five years through ten years	1,655	1,652
Due after ten years	535	540
Mortgage and asset-backed securities	4,773	4,767
Total debt securities	$10,306	$10,298

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2019 and December 31, 2018, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2019
Cash equivalents	$3,582	$3,582	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	479	—	479	—
Mortgage-backed securities	3,141	—	3,141	—
Tax-exempt municipal securities	2,103	—	2,103	—
Mortgage-backed securities:
Residential	85	—	85	—
Commercial	509	—	509	—
Asset-backed securities	1,032	—	1,032	—
Corporate debt securities	2,949	—	2,949	—
Total debt securities	10,298	—	10,298	—
Total invested assets	$13,880	$3,582	$10,298	$—

December 31, 2018
Cash equivalents	$2,024	$2,024	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	417	—	417	—
Mortgage-backed securities	2,544	—	2,544	—
Tax-exempt municipal securities	2,771	—	2,771	—
Mortgage-backed securities:
Residential	55	—	55	—
Commercial	523	—	523	—
Asset-backed securities	985	—	985	—
Corporate debt securities	3,142	—	3,142	—
Total debt securities	10,437	—	10,437	—
Total invested assets	$12,461	$2,024	$10,437	$—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $4,776 million at March 31, 2019 and $4,774 million at December 31, 2018. The fair value of our senior notes debt was $5,006 million at March 31, 2019 and $5,191 million at December 31, 2018. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The term loan outstanding and commercial paper borrowings were $1,318 million as of March 31, 2019 and $1,295 million as of December 31, 2018.
OtherAssets and Liabilities Measured at Fair Value
As disclosed in Note 3, we acquired MCCI and FPG during 2018. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, and the put option liability and call option asset associated with our investment in Kindred at Home as detailed in Note 2, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2019 or 2018.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2018 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2019 and December 31, 2018. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	March 31, 2019		December 31, 2018
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$10	$333	$15	$172
Trade accounts payable and accrued expenses	(63)	(1,285)	(103)	(503)
Net current liability	(53)	(952)	(88)	(331)
Other long-term assets	26	—	7	—
Other long-term liabilities	(134)	—	(89)	—
Net long-term liability	(108)	—	(82)	—
Total net liability	$(161)	$(952)	$(170)	$(331)

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments was unchanged from December 31, 2018 to March 31, 2019. The carrying amount at March 31, 2019 was as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at March 31, 2019	$1,535	$261	$2,101	$3,897
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2019 and December 31, 2018.

		March 31, 2019			December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	8.7 years	$646	$450	$196	$646	$434	$212
Trade names and technology	6.4 years	84	84	—	84	83	1
Provider contracts	11.7 years	70	39	31	68	37	31
Noncompetes and other	7.3 years	29	28	1	29	28	1
Total other intangible assets	8.7 years	$829	$601	$228	$827	$582	$245
Amortization expense for other intangible assets was approximately $18 million for the three months ended March 31, 2019 and $30 million for the three months ended March 31, 2018. Amortization expense for the three months ended March 31, 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets. The following table presents our estimate of amortization expense for 2019 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2019	$70
2020	67
2021	34
2022	31
2023	18
2024	11

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. LEASES
2019
We determine if a contract contains a lease by evaluating the nature and substance of the agreement. We lease facilities, computer hardware, and other furniture and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. For new lease agreements, we combine lease and nonlease components for all of our asset classes. See Note 2 for further information.

When portions of the lease payments are not fixed or depend on an index or rate, we consider those payments to be variable in nature. These include, but are not limited to, common area maintenance, taxes and insurance. Variable lease payments are recorded in the period in which the obligation for the payment is incurred.

Most leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

At March 31, 2019, $416 million of operating ROU assets are included within other long-term assets in our condensed consolidated balance sheet. Additionally, at March 31, 2019, $122 million and $328 million of operating ROU lease liabilities are included within trade accounts payable and accrued expenses and other long-term liabilities, respectively, in our condensed consolidated balance sheet based on the remaining lease term.

For the three months ended March 31, 2019, total fixed operating lease costs, excluding short-term lease costs, were $39 million and are included within operating costs in our condensed consolidated statement of income. Short-term lease costs were not material. In addition, total variable operating lease costs were $16 million and are included within operating costs in our condensed consolidated statement of income. We sublease facilities or partial facilities to third party tenants for space not used in our operations. For the three months ended March 31, 2019, sublease rental income was $9 million and is included within operating costs in our condensed consolidated statement of income.

The weighted average remaining lease term is 4.8 years with a weighted average discount rate of 4.3% at March 31, 2019. For the three months ended March 31, 2019, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $39 million.

Maturity of Lease Liabilities	March 31, 2019
(in millions)
2019 (excluding the three months ended March 31, 2019)	$108
2020	117
2021	97
2022	78
2023	36
After 2023	69
Total lease payments	505
Less: Interest	55
Present value of ROU lease liabilities	$450

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.
For the year ended 2018, under prior lease disclosure requirements
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2046. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2018, 2017 and 2016:

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, was as follows for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
	(in millions)
Balances, beginning of period	$4,862	$4,668
Less: Reinsurance recoverables	(95)	(70)
Balances, beginning of period, net	4,767	4,598
Incurred related to:
Current year	13,760	11,947
Prior years	(267)	(267)
Total incurred	13,493	11,680
Paid related to:
Current year	(8,725)	(7,775)
Prior years	(3,595)	(3,619)
Total paid	(12,320)	(11,394)
Reinsurance recoverable	84	77
Balances, end of period	$6,024	$4,961
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
Benefits expense excluded from the previous table related to our long duration policies was as follows for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018
	(in millions)
Future policy benefits:
Individual Commercial	$—	$(16)
Other Businesses	—	6
Total future policy benefits	$—	$(10)
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of March 31, 2019 and 2018, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts. Our Individual

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Commercial segment incurred claims development was favorable by $44 million for the three months ended March 31, 2018.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
	(in millions)
Balances, beginning of period	$4,338	$3,963
Less: Reinsurance recoverables	(95)	(70)
Balances, beginning of period, net	4,243	3,893
Incurred related to:
Current year	12,606	10,739
Prior years	(283)	(187)
Total incurred	12,323	10,552
Paid related to:
Current year	(8,032)	(7,119)
Prior years	(3,133)	(3,082)
Total paid	(11,165)	(10,201)
Reinsurance recoverable	84	77
Balances, end of period	$5,485	$4,321
At March 31, 2019, benefits payable for our Retail segment included IBNR of approximately $3.5 billion, primarily associated with claims incurred in 2019.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, was as follows for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
	(in millions)
Balances, beginning of period	$517	$568
Incurred related to:
Current year	1,271	1,307
Prior years	16	(34)
Total incurred	1,287	1,273
Paid related to:
Current year	(803)	(802)
Prior years	(462)	(463)
Total paid	(1,265)	(1,265)
Balances, end of period	$539	$576

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At March 31, 2019, benefits payable for our Group and Specialty segment included IBNR of approximately $449 million, primarily associated with claims incurred in 2019.

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

March 31,
2019
Net outstanding liabilities	(in millions)
Retail	$5,401
Group and Specialty	539
Benefits payable, net of reinsurance	5,940

Reinsurance recoverable on unpaid claims
Retail	84
Total benefits payable, gross	$6,024
10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$566	$491
Weighted average outstanding shares of common stock used to compute basic earnings per common share	135,383	137,903
Dilutive effect of:
Employee stock options	130	213
Restricted stock	449	714
Shares used to compute diluted earnings per common share	135,962	138,830
Basic earnings per common share	$4.18	$3.56
Diluted earnings per common share	$4.16	$3.53
Number of antidilutive stock options and restricted stock excluded from computation	703	645

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2018 and 2019 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2018 payments
12/29/2017	1/26/2018	$0.40	$55
3/30/2018	4/27/2018	$0.50	$69
6/29/2018	7/27/2018	$0.50	$69
9/28/2018	10/26/2018	$0.50	$69
2019 payments
12/31/2018	1/25/2019	$0.50	$68
3/29/2019	4/26/2019	$0.55	$74
On April 18, 2019, the Board declared a cash dividend of $0.55 per share payable on July 26, 2019, to stockholders of record on June 28, 2019.

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
On November 28, 2018, we entered into an accelerated stock repurchase agreement, the November 2018 ASR, with Goldman Sachs to repurchase $750 million of our common stock as part of the $3.0 billion share repurchase program authorized by the Board of Directors on December 14, 2017. On November 29, 2018, we made a payment of $750 million to Goldman Sachs from available cash on hand and received an initial delivery of 1.94 million shares of our common stock from Goldman Sachs. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $600 million increase in treasury stock, which reflects the value of the initial 1.94 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the November 2018 ASR. Upon final settlement of the November 2018 ASR on February 28, 2019, we received an additional 0.6 million shares as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement of $295.15, bringing the total shares received under this program to 2.54 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock.
Our remaining repurchase authorization was approximately $1.0 billion of the $3.0 billion share repurchase program as of May 1, 2019.
In connection with employee stock plans, we acquired 0.03 million common shares for $10 million and 0.19 million common shares for $51 million during the three months ended March 31, 2019 and 2018, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Treasury Stock Reissuance
We reissued 0.10 million shares of treasury stock during the three months ended March 31, 2019 at a cost of $12 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized losses, net of tax, on our investment securities of $10 million at March 31, 2019 and net unrealized losses, net of tax, on our investment securities of $159 million at December 31, 2018.
12. INCOME TAXES
The effective income tax rate was 24.4% for the three months ended March 31, 2019, compared to 30.7% for the three months ended March 31, 2018, primarily due to the impact of the temporary suspension of the non-deductible health insurance industry fee in 2019.
13.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in millions)
Short-term debt:
Commercial paper	$669	$645
Term note	650	650
Senior note:
$400 million, 2.625% due October 1, 2019	399	399
Total Short-term debt	$1,718	$1,694

Long-term debt:
Senior notes:
$400 million, 2.50% due December 15, 2020	$398	$398
$400 million, 2.90% due December 15, 2022	397	396
$600 million, 3.15% due December 1, 2022	597	596
$600 million, 3.85% due October 1, 2024	596	597
$600 million, 3.95% due March 15, 2027	595	594
$250 million, 8.15% due June 15, 2038	263	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	396
Total long-term debt	$4,376	$4,375
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 36.0% as measured in accordance with the credit agreement as of March 31, 2019. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500.0 million incremental loan facility.
At March 31, 2019, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of March 31, 2019, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2019 was $801 million, with $669 million outstanding at March 31, 2019 compared to $645 million outstanding at December 31, 2018. The outstanding commercial paper at March 31, 2019 had a weighted average annual interest rate of 3.03%.
Term Note
In November 2018, we entered into a $1.0 billion term note agreement with a bank at a variable rate of interest due within one year. We may elect to incur interest at either the bank's base rate or LIBOR plus 115 basis points. The base rate is defined as the higher of the daily federal funds rate plus 50 basis points; or the bank's prime rate; or LIBOR plus 100 basis points. The interest rate in effect at March 31, 2019 was 3.65%. The note is prepayable without penalty. Proceeds were primarily used to fund the November 2018 accelerated stock repurchase agreement. We repaid $350 million prior to December 31, 2018. The term note shares the customary terms and provisions as well as financial covenants of our Credit Agreement, as discussed above.
14. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 82% of our total premiums and services revenue for the three months ended March 31, 2019, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2019, and all of our product offerings filed with CMS for 2019 have been approved.
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
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provided that, in calculating the economic impact of audit results for an MA contract, if any, the results of the RADV audit sample would be extrapolated to the entire MA contract after a comparison of the audit results to a similar audit of the government’s traditional fee-for-service Medicare program, or Medicare FFS. We refer to the process of accounting for errors in FFS claims as the "FFS Adjuster." This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because the government used the Medicare FFS program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to MA plans’ payment rates in order to establish actuarial equivalence in payment rates as required under the Medicare statute. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the Medicare FFS program dataset).
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
At March 31, 2019, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2019, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the three months ended March 31, 2019. In addition to our state-based Temporary Assistance for Needy Families,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers.   We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of March 31, 2019.  We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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
15. SEGMENT INFORMATION
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. In addition, the Other Business category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles. We exited the individual commercial fully-insured medical health insurance business beginning January 1, 2018, as well as certain other business, and therefore no longer report separately the Individual Commercial segment and the Other Business category in the current year. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

care service, such as home health and other services and capabilities to promote wellness and advance population health, including our investment in Kindred at Home. We reported under the category of Other Businesses those businesses that did not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold in 2018.
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.1 billion and $2.9 billion for the three months ended March 31, 2019 and 2018, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $29 million and $39 million for the three months ended March 31, 2019 and 2018, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2018 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three and three months ended March 31, 2019 and 2018:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2019
External revenues
Premiums:
Individual Medicare Advantage	$10,709	$—	$—	$—	$10,709
Group Medicare Advantage	1,632	—	—	—	1,632
Medicare stand-alone PDP	809	—	—	—	809
Total Medicare	13,150	—	—	—	13,150
Fully-insured	140	1,311	—	—	1,451
Specialty	—	373	—	—	373
Medicaid and other	677	—	—	—	677
Total premiums	13,967	1,684	—	—	15,651
Services revenue:
Provider	—	—	120	—	120
ASO and other	5	194	—	—	199
Pharmacy	—	—	36	—	36
Total services revenue	5	194	156	—	355
Total external revenues	13,972	1,878	156	—	16,006
Intersegment revenues
Services	—	4	4,306	(4,310)	—
Products	—	—	1,636	(1,636)	—
Total intersegment revenues	—	4	5,942	(5,946)	—
Investment income	41	5	—	55	101
Total revenues	14,013	1,887	6,098	(5,891)	16,107
Operating expenses:
Benefits	12,327	1,287	—	(121)	13,493
Operating costs	1,148	413	5,888	(5,789)	1,660
Depreciation and amortization	73	22	38	(26)	107
Total operating expenses	13,548	1,722	5,926	(5,936)	15,260
Income from operations	465	165	172	45	847
Interest expense	—	—	—	62	62
Other expense, net	—	—	—	39	39
Income (loss) before income taxes and equity in net earnings	465	165	172	(56)	746
Equity in net earnings of Kindred at Home	—	—	3	—	3
Segment earnings	$465	$165	$175	$(56)	$749

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2018
External revenues
Premiums:
Individual Medicare Advantage	$8,970	$—	$—	$—	$—	$—	$8,970
Group Medicare Advantage	1,524	—	—	—	—	—	1,524
Medicare stand-alone PDP	896	—	—	—	—	—	896
Total Medicare	11,390	—	—	—	—	—	11,390
Fully-insured	125	1,392	—	(5)	—	—	1,512
Specialty	—	347	—	—	—	—	347
Medicaid and other	553	—	—	—	9	—	562
Total premiums	12,068	1,739	—	(5)	9	—	13,811
Services revenue:
Provider	—	—	65	—	—	—	65
ASO and other	2	219	—	—	2	—	223
Pharmacy	—	—	39	—	—	—	39
Total services revenue	2	219	104	—	2	—	327
Total external revenues	12,070	1,958	104	(5)	11	—	14,138
Intersegment revenues
Services	—	5	4,018	—	—	(4,023)	—
Products	—	—	1,535	—	—	(1,535)	—
Total intersegment revenues	—	5	5,553	—	—	(5,558)	—
Investment income	37	7	6	—	35	56	141
Total revenues	12,107	1,970	5,663	(5)	46	(5,502)	14,279
Operating expenses:
Benefits	10,552	1,273	—	(60)	26	(121)	11,670
Operating costs	1,222	463	5,441	2	2	(5,381)	1,749
Depreciation and amortization	66	23	49	—	—	(38)	100
Total operating expenses	11,840	1,759	5,490	(58)	28	(5,540)	13,519
Income from operations	267	211	173	53	18	38	760
Interest expense	—	—	—	—	—	53	53
Income (loss) before income taxes and equity in net earnings	267	211	173	53	18	(15)	707
Equity in net earnings of Kindred at Home	—	—	—	—	—	—	—
Segment earnings	$267	$211	$173	$53	$18	$(15)	$707

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2018 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 21, 2019, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
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
Acquisitions and Divestitures
In the third quarter of 2018, we completed the sale of our wholly-owned subsidiary KMG to CGIC. KMG's subsidiary, KIC, included our closed block of non-strategic commercial long-term care policies. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale.
Also in the third quarter of 2018, we, along with TPG and WCAS, completed the acquisitions of Kindred and Curo, respectively, merging Curo with the hospice business of Kindred at Home. As part of these transactions, we acquired a 40% minority interest in Kindred at Home, a leading home health and hospice company, for total cash consideration of approximately $1.1 billion.
In the second quarter of 2018, we acquired FPG for cash consideration of approximately $185 million, net of cash received. FPG is one of the largest at-risk providers serving Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. The acquisition of FPG advances our strategy of helping physicians and clinicians evolve from treating health episodically to managing health holistically.

In the first quarter of 2018, we acquired the remaining equity interest in MCCI, a privately held management service organization headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million.
These transactions are more fully discussed in Note 1 and Note 3 to the condensed consolidated financial statements.
Business Segments
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. In addition, the Other Business category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles. We exited the individual commercial fully-insured medical health insurance business beginning January 1, 2018, as well as certain other business, and therefore no longer report separately the Individual Commercial segment and the Other Business category in the current year. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our investment in Kindred at Home. We reported under the category of Other Businesses those businesses that did not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold in 2018.
The results of each segment are measured by segment earnings, and for our Healthcare Services Segment, also include the equity in net earnings of Kindred at Home. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
2019 Highlights

•
Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2019, approximately 2,223,300 members, or 65%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,959,400 members, or 65%, at March 31, 2018. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 834,700 at March 31, 2019 an increase of 10.9% from 752,400 at March 31, 2018. The increase is driven by our improved process for identifying and enrolling members in the appropriate program at the right time, coupled with growth in Special Needs Plans, or SNP, membership and the insuring of certain SNP membership to Humana At Home's care management program.

•
Net income increased 15.3% and earnings per diluted common share increased 17.8% in the 2019 quarter. This growth was mainly due to the year-over-year improvement in our Retail segment results, as well as the beneficial impact of the temporary suspension of the health industry insurance fee in 2019. In addition, year-over-year comparisons are favorably impacted by a lower number of shares used to compute dilutive earnings per share, primarily reflecting share repurchases.

•	Contributing to our Retail segment revenue growth was our individual Medicare Advantage membership, which increased 414,800 members, or 13.7%, from March 31, 2018 to March 31, 2019.

•
Excluding the impact from the early receipt of the Medicare premium remittance of $3.3 billion in the 2018 quarter, our operating cash flow of $896 million for the 2019 quarter improved primarily from the timing of working capital items and higher earnings, including the effect of Medicare Advantage membership growth.

•
On April 1, 2019, CMS published its 2020 Medicare Advantage Capitation Rates and Medicare Advantage and Part D Payment Policies and Final Call Letter (the Final Rate Notice). We expect the Final Rate Notice to result in a 2.2 percent rate increase for our individual Medicare Advantage business versus CMS’ estimate for the sector of 2.53 percent, excluding the impact of Employer Group Waiver Plan (EGWP) funding changes, on a comparable basis.The difference between the Humana projection and the CMS projection results from small differences in various components of the rate.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee levied on the insurance industry was $14.3 billion in 2018 and was not deductible for income tax purposes, which significantly increased our effective income tax rate. A one year suspension of the health insurance industry fee, as we experienced in 2017 and are experiencing in 2019, significantly impacts our trend in key operating metrics including our operating cost and medical expense ratios, as well as our effective tax rate. The annual health insurance industry fee is scheduled to resume for calendar year 2020 under current law.
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
In addition, a number of proposals are being considered at the federal and state levels that would increase regulation of our prescription drug benefit and related businesses. For example, one proposal currently under consideration includes proposed federal regulation of drug rebates that would materially alter the treatment of rebates that are allowed in public programs and require rebates to be reflected at the point-of-sale.  These reforms have the potential to have broad impacts on our prescription drug benefit and related businesses.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers and are described in Note 15 to the condensed consolidated financial statements included in this report.

Comparison of Results of Operations for 2019 and 2018
The following discussion primarily deals with our results of operations for the three months ended March 31, 2019, or the 2019 quarter, the three months ended March 31, 2018, or the 2018 quarter.
Consolidated

	For the three months ended March 31,		Change
	2019	2018	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$13,967	$12,068	$1,899	15.7%
Group and Specialty	1,684	1,739	(55)	(3.2)%
Individual Commercial	—	(5)	5	100.0%
Other Businesses	—	9	(9)	(100.0)%
Total premiums	15,651	13,811	1,840	13.3%
Services:
Retail	5	2	3	150.0%
Group and Specialty	194	219	(25)	(11.4)%
Healthcare Services	156	104	52	50.0%
Other Businesses	—	2	(2)	(100.0)%
Total services	355	327	28	8.6%
Investment income	101	141	(40)	(28.4)%
Total revenues	16,107	14,279	1,828	12.8%
Operating expenses:
Benefits	13,493	11,670	1,823	15.6%
Operating costs	1,660	1,749	(89)	(5.1)%
Depreciation and amortization	107	100	7	7.0%
Total operating expenses	15,260	13,519	1,741	12.9%
Income from operations	847	760	87	11.4%
Interest expense	62	53	9	17.0%
Other expense, net	39	—	39	100.0%
Income before income taxes and equity in net earnings	746	707	39	5.5%
Provision for income taxes	183	216	(33)	(15.3)%
Equity in net earnings of Kindred at Home	3	—	3	100.0%
Net income	$566	$491	$75	15.3%
Diluted earnings per common share	$4.16	$3.53	$0.63	17.8%
Benefit ratio (a)	86.2%	84.5%		1.7%
Operating cost ratio (b)	10.4%	12.4%		(2.0)%
Effective tax rate	24.4%	30.7%		(6.3)%

(a)	Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Summary
Net income was $566 million, or $4.16 per diluted common share, in the 2019 quarter compared to $491 million, or $3.53 per diluted common share, in the 2018 quarter. This increase was mainly due to the year-over-year improvement in our Retail segment results as discussed in the detailed discussion that follows, as well as the beneficial impact of the temporary suspension of the health industry insurance fee in 2019. In addition, year-over-year comparisons are favorably impacted by a lower number of shares used to compute dilutive earnings per share, primarily reflecting share repurchases.
Premiums Revenue
Consolidated premiums increased $1.84 billion, or 13.3%, from the 2018 quarter to $15.7 billion for the 2019 quarter, primarily due to higher premiums in the Retail segment, mainly resulting from growth in our Medicare Advantage business and higher per member premiums, partially offset by lower premiums in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue increased $28 million, or 8.6%, from the 2018 quarter to $355 million for the 2019 quarter, primarily due to an increase in services revenue in the Healthcare Services segment as discussed in the detailed segment results discussion that follows.
Investment Income
Investment income totaled $101 million for the 2019 quarter, decreasing $40 million, or 28.4%, from $141 million for the 2018 quarter, primarily reflecting lower realized capital gains and lower average invested balances.
Benefits Expense
Consolidated benefits expense was $13.5 billion for the 2019 quarter, an increase of $1.8 billion from the 2018 quarter, primarily due to the temporary suspension of the health insurance industry fee in 2019, which was contemplated in the pricing and benefit design of our products, and the growth in individual Medicare Advantage membership. At the onset, on average, new Medicare Advantage members typically have a higher benefit ratio than existing Medicare Advantage members as they were not previously engaged in clinical programs or appropriately documented under the CMS risk-adjustment model.
The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 170 basis points in the 2019 quarter versus approximately 190 basis points in the 2018 quarter.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $89 million, or 5.1%, during the 2019 quarter compared to the 2018 quarter primarily due to a decrease in operating costs in the Retail and Group and Specialty segments.
The consolidated operating cost ratio for the 2019 quarter of 10.4% decreased 200 basis points from the 2018 quarter, primarily due to the temporary suspension of the health insurance industry fee in 2019 and operating cost efficiencies in the 2019 quarter, primarily the Retail segment, driven by previously implemented productivity initiatives. These improvements were partially offset by strategic investments in our integrated care delivery model. The non-deductible health insurance industry fee impacted the operating cost ratio by 190 basis points in the 2018 quarter.

Depreciation and Amortization
Depreciation and amortization for the 2019 quarter totaled $107 million compared to $100 million for the 2018 quarter.
Interest Expense
Interest expense for the 2019 quarter of $62 million increased $9 million, compared to $53 million for the 2018 quarter, primarily due to the higher average borrowings outstanding including the impact of the borrowings under the November 2018 term loan agreement.
Income Taxes
For the 2019 quarter our effective tax rate was 24.4% compared to the effective tax rate of 30.7% for the 2018 period, primarily due to the impact of the temporary suspension of the non-deductible health insurance industry fee in 2019.
Retail Segment

	March 31,		Change
	2019	2018	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,433,300	3,018,500	414,800	13.7%
Group Medicare Advantage	517,900	492,700	25,200	5.1%
Medicare stand-alone PDP	4,448,400	5,042,100	(593,700)	(11.8)%
Total Retail Medicare	8,399,600	8,553,300	(153,700)	(1.8)%
State-based Medicaid	461,300	336,000	125,300	37.3%
Medicare Supplement	267,300	238,700	28,600	12.0%
Total Retail medical members	9,128,200	9,128,000	200	—%

	For the three months ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$10,709	$8,970	$1,739	19.4%
Group Medicare Advantage	1,632	1,524	108	7.1%
Medicare stand-alone PDP	809	896	(87)	(9.7)%
Total Retail Medicare	13,150	11,390	1,760	15.5%
State-based Medicaid	677	553	124	22.4%
Medicare Supplement	140	125	15	12.0%
Total premiums	13,967	12,068	1,899	15.7%
Services	5	2	3	150.0%
Total premiums and services revenue	$13,972	$12,070	$1,902	15.8%
Segment earnings	$465	$267	$198	74.2%
Benefit ratio	88.3%	87.4%		0.9%
Operating cost ratio	8.2%	10.1%		(1.9)%

Segment Earnings

•
Retail segment earnings increased $198 million, or 74.2%, from $267 million in the 2018 quarter to $465 million in the 2019 quarter primarily due segment's lower operating cost ratio, partially offset by the segment's higher benefit ratio as more fully described below.

Enrollment

•
Individual Medicare Advantage membership increased 414,800 members, or 13.7%, from March 31, 2018 to March 31, 2019, primarily due to membership additions associated with the most recent Annual Election Period, or AEP, and Open Election Period (OEP) for Medicare beneficiaries. The OEP sales period, which ran from January 1 to March 31, added approximately 28,700 members through March 31, 2019. The increase in Individual Medicare Advantage membership includes the addition of approximately 42,000 Dual Eligible Special Need Plan (D-SNP) members from March 31, 2018 to March 31, 2019.

•
Group Medicare Advantage membership increased 25,200, or 5.1%, from March 31, 2018 to March 31, 2019, primarily due to net membership additions associated with the most recent AEP for Medicare beneficiaries.

•
Medicare stand-alone PDP membership decreased 593,700 members, or 11.8%, from March 31, 2018 to March 31, 2019 reflecting net declines during the most recent AEP for Medicare beneficiaries. These anticipated declines were primarily due to the competitive nature of the industry and the pricing discipline we have employed, which has resulted in us no longer being the low cost plan in any market for 2019.

•
State-based Medicaid membership increased 125,300 members, or 37.3%, from March 31, 2018 to March 31, 2019, primarily driven by the statewide award of a comprehensive contract under Managed Medical Assistance (MMA) program in Florida.

Premiums Revenue

•
Retail segment premiums increased $1.9 billion, or 15.7%, from the 2018 quarter to the 2019 quarter primarily due to individual and group Medicare Advantage membership growth, higher per member premiums in the most recent AEP, as well as increased state-based contracts membership.

Benefits Expense

•
The Retail segment benefit ratio increased 90 basis points from 87.4% in the 2018 quarter to 88.3% in the 2019 quarter primarily due to the temporary suspension of the health insurance industry fee in 2019 which was contemplated in the pricing and benefit design of our products, and higher individual Medicare Advantage membership growth. At the onset, our new Medicare Advantage members typically have a higher benefit ratio than existing Medicare Advantage members as they were not previously engaged in clinical programs or appropriately documented under the CMS risk-adjustment model. These items are partially offset by the impact of engaging our new 2018 Medicare Advantage members in clinical programs and ensuring that they are appropriately documented under the CMS risk-adjustment model, higher favorable prior period reserve development, and the impact of a less severe flu season in the 2019 quarter.

•
The Retail segment’s benefits expense for the 2019 quarter included $283 million in favorable prior-period medical claims reserve development versus $187 million in the 2018 quarter. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 200 basis points in the 2019 quarter versus approximately 150 basis points in the 2018 quarter.

Operating Costs

•
The Retail segment operating cost ratio of 8.2% for the 2019 quarter decreased 190 basis points from 10.1% for the 2018 quarter, primarily due to the temporary suspension of the health insurance industry fee in 2019, as well as operating costs efficiencies from previously implemented productivity initiatives. These decreases were partially offset by the strategic investments in our integrated care delivery model. The non-deductible health insurance industry fee impacted the operating cost ratio by 190 basis points in the 2018 quarter.
Group and Specialty Segment

	March 31,		Change
	2019	2018	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	958,200	1,075,100	(116,900)	(10.9)%
ASO	478,600	452,600	26,000	5.7%
Military services	5,942,500	5,931,100	11,400	0.2%
Total group and specialty medical members	7,379,300	7,458,800	(79,500)	(1.1)%
Specialty membership (a)	5,835,200	6,738,900	(903,700)	(13.4)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,311	$1,392	$(81)	(5.8)%
Group specialty	373	347	26	7.5%
Total premiums	1,684	1,739	(55)	(3.2)%
Services	194	219	(25)	(11.4)%
Total premiums and services revenue	$1,878	$1,958	$(80)	(4.1)%
Segment earnings	$165	$211	$(46)	(21.8)%
Benefit ratio	76.4%	73.2%		3.2%
Operating cost ratio	21.9%	23.6%		(1.7)%

Segment Earnings

•
Group and Specialty segment earnings decreased $46 million, or 21.8%, from $211 million in the 2018 quarter to $165 million in the 2019 quarter primarily due to a higher benefit ratio, along with lower military services business earnings. Earnings related to the military services business were unfavorably impacted by the receipt of certain contractual incentives and adjustments in the 2018 quarter related to the previous TRICARE contract which did not recur in the 2019 quarter. This was partially offset by a lower operating cost ratio in the 2019 quarter and a favorable year -over-year earnings comparison for our group ASO commercial medical business.

Enrollment

•
Fully-insured commercial group medical membership decreased 116,900 members, or 10.9%, from March 31, 2018 to March 31, 2019 primarily reflecting lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products in 2019, as well as the loss of certain large group accounts due to the competitive pricing environment. The portion of group fully-insured commercial medical membership in small group accounts was approximately 61 percent at March 31, 2019 and 63 percent at March 31, 2018.

•
Group ASO commercial medical membership increased 26,000 members, or 5.7%, from March 31, 2018 to March 31, 2019 reflecting more small group accounts selecting level-funded ASO products in 2019, partially offset by the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Military services membership increased 11,400 members, or 0.2%, from March 31, 2018 to March 31, 2019. Membership includes military service members, retirees, and their families to whom the company is providing healthcare services under the current TRICARE East Region contract. The current contract, which covers 32 states, became effective on January 1, 2018.

•
Specialty membership decreased 903,700 members, or 13.4%, from March 31, 2018 to March 31, 2019 primarily due to the exit of our voluntary benefits and financial protection products in connection with the previously disclosed sale of KMG, which resulted in the loss of approximately 600,000 members, as well as the loss of some group accounts offering stand-alone dental and vision products.

Premiums Revenue

•
Group and Specialty segment premiums decreased $55 million, or 3.2%, from the 2018 quarter to $1.68 billion for the 2019 quarter primarily due to a decline in our fully-insured group commercial and specialty membership, as well as due to reinsuring our voluntary benefits and financial protection products to a third party in connection with the previously disclosed sale of KMG during the second quarter of 2018. These decreases were partially offset by higher stop-loss revenues related to our level-funded ASO accounts resulting from membership growth in this product. Additionally, the impact of the lower commercial risk adjustment payable estimates in the 2019 quarter as compared to the 2018 quarter resulted in higher small group fully-insured commercial revenues.

Services Revenue

•
Group and Specialty segment services revenue decreased $25 million, or 11.4%, from the 2018 quarter to $194 million for the 2019 quarter, primarily due to the impact of certain contractual incentives and adjustments related to the previous TRICARE contract received in the 2018 quarter, which did not recur in the 2019 quarter,

Benefits Expense

•
The Group and Specialty segment benefit ratio increased 320 basis points from 73.2% in the 2018 quarter to 76.4% in the 2019 quarter primarily due to the impact of unfavorable prior-period reserve development in the 2019 quarter, the temporary suspension of the health insurance industry fee in 2019 which was contemplated in the pricing of our products, as well as membership mix, including the continued migration of healthier groups to level-funded ASO products in the 2019 quarter. These increases were partially offset by lower ASO stop-loss claims.

•
The Group and Specialty segment's benefits expense included $16 million in the 2019 quarter of unfavorable prior-period medical claims reserve development versus $34 million in the 2018 quarter of favorable prior-period medical claims reserve development. The unfavorable prior-period medical claims reserve development increased the Group and Specialty segment benefit ratio by approximately 100 basis points in the 2019 quarter and the favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 200 basis points in the 2018 quarter.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 21.9% for the 2019 quarter decreased 170 basis points from 23.6% for the 2018 quarter primarily due to the temporary suspension of the health insurance industry fee in 2019, as well as operating cost efficiencies in the 2019 quarter driven by previously implemented productivity initiatives. The decrease was further impacted by the exit of the voluntary benefits and financial protection products in connection with the previously disclosed sale of KMG during the second quarter of 2018, which carried a higher operating cost ratio. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2018 quarter.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$79	$21	$58	276.2%
Pharmacy solutions	36	39	(3)	(7.7)%
Clinical care services	41	44	(3)	(6.8)%
Total services revenues	156	104	52	50.0%
Intersegment revenues:
Pharmacy solutions	5,197	4,995	202	4.0%
Provider services	599	378	221	58.5%
Clinical care services	146	180	(34)	(18.9)%
Total intersegment revenues	5,942	5,553	389	7.0%
Total services and intersegment revenues	$6,098	$5,657	$441	7.8%
Segment earnings	$175	$173	$2	1.2%
Operating cost ratio	96.6%	96.2%		0.4%

Segment Earnings

•	Healthcare Services segment earnings of $175 million for the 2019 quarter increased $2 million, or 1.2%, from $173 million in the 2018 quarter.
Script Volume

•
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 110 million in the 2019 quarter, up 1.9%, versus scripts of approximately 108 million in the 2018 quarter, primarily reflecting growth associated with higher individual Medicare Advantage membership, partially offset by the decline in stand-alone PDP and Individual Commercial membership.

Services Revenues

•	Services revenues increased $52 million, or 50.0%, from the 2018 quarter to $156 million for the 2019 quarter primarily due to service revenue growth from our provider services.
Intersegment Revenues

•
Intersegment revenues increased $389 million, or 7.0%, from the 2018 quarter to $5.9 billion for the 2019 quarter primarily due to strong Medicare Advantage membership growth, and higher revenues associated with our provider services business reflecting the acquisition of MCCI and FPG. These increases were partially offset by the loss of intersegment revenues associated with the reduction of stand-alone PDP membership.
Operating Costs

•
The Healthcare Services segment operating cost ratio of 96.6% for the 2019 quarter increased 40 basis points from 96.2% in the 2018 quarter primarily due to investments in our provider services business and a change in the mix of pharmacy spend as specialty drug spending continues to rise as a percentage of total spend.

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
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2018 Form 10-K.
Cash and cash equivalents increased to approximately $3.9 billion at March 31, 2019 from $2.3 billion at December 31, 2018. The change in cash and cash equivalents for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended
	2019	2018
	(in millions)
Net cash provided by operating activities	$896	$3,686
Net cash provided by (used in) investing activities	145	(405)
Net cash provided by financing activities	493	1,532
Increase in cash and cash equivalents	$1,534	$4,813
Cash Flow from Operating Activities
Our operating cash flows for the 2018 quarter were significantly impacted by the early receipt of the Medicare premium remittances of $3.3 billion in March 2018 because the payment date of April 1, 2018 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. Excluding the 2018 quarter impact from the early receipt of the Medicare premium remittance, our operating cash flow for the 2019 quarter improved from the 2018 quarter primarily from the timing of working capital items and higher earnings, including the effect of Medicare Advantage membership growth.

The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	2019 Quarter Change	2018 Quarter Change
	(in millions)
IBNR (1)	$3,922	$3,361	$561	$206
Reported claims in process (2)	1,019	617	402	104
Other benefits payable (3)	1,083	884	199	(17)
Total benefits payable	$6,024	$4,862	$1,162	$293

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
The increase in benefits payable from December 31, 2018 to March 31, 2019 and from December 31, 2017 to March 31, 2018 primarily was due to an increase in IBNR primarily as a result of Medicare Advantage membership growth, as well as an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2018 to March 31, 2019 was also impacted by an increase in the amounts owed to providers under the capitated and risk sharing arrangements.
The detail of total net receivables was as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	2019 Quarter Change	2018 Quarter Change
	(in millions)
Medicare	$1,771	$836	$935	$457
Commercial and other	136	135	1	(27)
Military services	126	123	3	(17)
Allowance for doubtful accounts	(78)	(79)	1	9
Total net receivables	$1,955	$1,015	$940	$422
The changes in Medicare receivables for both the 2019 quarter and the 2018 quarter reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.

Cash Flow from Investing Activities
Net proceeds from investment securities sales and maturities in the 2019 quarter were $284 million. In the 2018 quarter, we reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $102 million.
On March 1, 2018, we acquired the remaining equity interest in MCCI. The purchase price included, in part, cash consideration of $169 million, as discussed in Note 3 to the condensed consolidated financial statements.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $139 million in the 2019 quarter and $134 million in the 2018 quarter.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $620 million during the 2019 quarter and higher than claims payments by $1.4 billion during the 2018 quarter.
Under our administrative services only TRICARE contracts, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $66 million in the 2019 quarter. In the 2018 quarter, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $28 million.
Receipts from the Department of Health and Human Services, or HHS, associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $16 million higher than reimbursements from HHS during the 2018 quarter.
We also acquired common shares in connection with employee stock plans for an aggregate cost of $10 million in the 2019 quarter and $51 million in the 2018 quarter.
Net proceeds from the issuance of commercial paper were $17 million in the 2019 quarter and $245 million in the 2018 quarter. The maximum principal amount outstanding at any one time during the 2019 quarter was $801 million.
We paid dividends to stockholders of $68 million during the 2019 quarter and $57 million during the 2018 quarter.
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

Acquisitions and Divestitures
During the 2018 quarter, we completed the acquisition of MCCI for total cash consideration of $169 million.
For a detailed discussion of this transaction, please refer to Note 3 to the condensed consolidated financial statements.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2019 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $721 million at March 31, 2019 compared to $578 million at December 31, 2018. This increase primarily was due to operating cash derived from our non-insurance subsidiary earnings and other working capital changes, partially offset by capital expenditures, subsidiaries capital contributions, and cash dividends to shareholders. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2018, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $7.6 billion, which exceeded aggregate minimum regulatory requirements of $5.2 billion. The amount of ordinary dividends that may be paid to our parent company in 2019 is approximately $1 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $2.3 billion in 2018.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at March 31, 2019. Our net unrealized position increased $196 million from a net unrealized loss position of $204 million at December 31, 2018 to a net unrealized loss position of $8 million at March 31, 2019. At March 31, 2019, we had gross unrealized losses of $61 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the three months ended March 31, 2019. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.5 years as of March 31, 2019 and approximately 2.9 years as of December 31, 2018. The decline in the average duration is reflective of the longer duration securities associated with the sale of KMG. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $344 million at March 31, 2019.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2019.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 14 to the condensed consolidated financial statements beginning on page 29 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2018 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2019	—	$—	—	$1,026,354,011
February 2019	—	—	—	1,026,354,011
March 2019	—	—	—	1,026,354,011
Total	—	$—	—

(1)
On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans. Under the current share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment bankers), subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was approximately $1.0 billion as of May 1, 2019.

(2)	Excludes 0.03 million shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
None.

Item 6:	Exhibits

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
10.1
Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 18, 2019).

10.2	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Stock Incentive Plan (with retirement provisions).
10.3	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Stock Incentive Plan (without retirement provisions).
10.4	Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Stock Incentive Plan.
10.5	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Stock Incentive Plan.
10.6	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Stock Incentive Plan (Non-Qualified Stock Options).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	May 1, 2019	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)