Form 10-Q
period 2019-06-30
HUMANA INC
filed 2019-07-31
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(502) 580-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.16 2/3 par value	HUM	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2019
$0.16 2/3 par value	135,089,290 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2019

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,778	$2,343
Investment securities	9,991	10,026
Receivables, less allowance for doubtful accounts of $73 in 2019 and $79 in 2018	904	1,015
Other current assets	4,487	3,564
Total current assets	20,160	16,948
Property and equipment, net	1,796	1,735
Long-term investment securities	411	411
Equity method investment in Kindred at Home	1,056	1,047
Goodwill	3,922	3,897
Other long-term assets	1,568	1,375
Total assets	$28,913	$25,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$5,842	$4,862
Trade accounts payable and accrued expenses	3,832	3,067
Book overdraft	204	171
Unearned revenues	312	283
Short-term debt	1,349	1,694
Total current liabilities	11,539	10,077
Long-term debt	4,377	4,375
Future policy benefits payable	214	219
Other long-term liabilities	911	581
Total liabilities	17,041	15,252
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,627,992 shares issued at June 30, 2019 and 198,594,841 shares issued at December 31, 2018	33	33
Capital in excess of par value	2,763	2,535
Retained earnings	16,429	15,072
Accumulated other comprehensive income (loss)	112	(159)
Treasury stock, at cost, 63,538,702 shares at June 30, 2019 and 63,028,169 shares at December 31, 2018	(7,465)	(7,320)
Total stockholders’ equity	11,872	10,161
Total liabilities and stockholders’ equity	$28,913	$25,413
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions, except per share results)
Revenues:
Premiums	$15,776	$13,713	$31,427	$27,524
Services	355	382	710	709
Investment income	114	164	215	305
Total revenues	16,245	14,259	32,352	28,538
Operating expenses:
Benefits	13,318	11,536	26,811	23,206
Operating costs	1,703	1,761	3,363	3,510
Depreciation and amortization	109	100	216	200
Total operating expenses	15,130	13,397	30,390	26,916
Income from operations	1,115	862	1,962	1,622
Loss on sale of business	—	790	—	790
Interest expense	60	53	122	106
Other income, net	(174)	—	(135)	—
Income before income taxes and equity in net earnings	1,229	19	1,975	726
Provision (benefit) for income taxes	301	(174)	484	42
Equity in net earnings of Kindred at Home	12	—	15	—
Net income	$940	$193	$1,506	$684
Basic earnings per common share	$6.96	$1.40	$11.14	$4.96
Diluted earnings per common share	$6.94	$1.39	$11.10	$4.93
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$940	$193	$1,506	$684
Other comprehensive income:
Change in gross unrealized investment gains/losses	169	(9)	365	(212)
Effect of income taxes	(40)	2	(85)	54
Total change in unrealized investment gains/losses, net of tax	129	(7)	280	(158)
Reclassification adjustment for net realized gains	(6)	(23)	(6)	(52)
Effect of income taxes	2	8	2	15
Total reclassification adjustment, net of tax	(4)	(15)	(4)	(37)
Other comprehensive income (loss), net of tax	125	(22)	276	(195)
Comprehensive loss attributable to equity method investment in Kindred at Home	(3)	—	(5)	—
Comprehensive income	$1,062	$171	$1,777	$489

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended June 30, 2019
Balances, March 31, 2019	198,595	$33	$2,722	$15,563	$(10)	$(7,467)	$10,841
Net income				940			940
Other comprehensive income					122		122
Common stock repurchases			—			—	—
Dividends and dividend equivalents			—	(74)			(74)
Stock-based compensation			43				43
Restricted stock unit vesting	32	—	(3)			2	(1)
Stock option exercises	1	—	1				1
Balances, June 30, 2019	198,628	$33	$2,763	$16,429	$112	$(7,465)	$11,872

Three months ended June 30, 2018
Balances, March 31, 2018	198,585	$33	$2,626	$14,086	$(154)	$(6,510)	$10,081
Net income				193			193
Other comprehensive loss					(22)		(22)
Common stock repurchases			—			(42)	(42)
Dividends and dividend equivalents			—	(68)			(68)
Stock-based compensation			34				34
Restricted stock unit vesting	—	—	(1)			23	22
Stock option exercises	6	—	13				13
Balances, June 30, 2018	198,591	$33	$2,672	$14,211	$(176)	$(6,529)	$10,211
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Six months ended June 30, 2019
Balances, December 31, 2018	198,595	$33	$2,535	$15,072	$(159)	$(7,320)	$10,161
Net income				1,506			1,506
Other comprehensive income					271		271
Common stock repurchases			150			(160)	(10)
Dividends and dividend equivalents			—	(149)			(149)
Stock-based compensation			76				76
Restricted stock unit vesting	32	—	(3)			3	—
Stock option exercises	1	—	5			12	17
Balances, June 30, 2019	198,628	$33	$2,763	$16,429	$112	$(7,465)	$11,872
Six months ended June 30, 2018
Balances, December 31, 2017	198,572	$33	$2,445	$13,670	$19	$(6,325)	$9,842
Net income				684			684
Other comprehensive loss				(4)	(195)		(199)
Common stock repurchases			200			(293)	(93)
Dividends and dividend equivalents			—	(139)			(139)
Stock-based compensation			69				69
Restricted stock unit vesting	—	—	(60)			60	—
Stock option exercises	19	—	18			29	47
Balances, June 30, 2018	198,591	$33	$2,672	$14,211	$(176)	$(6,529)	$10,211
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities
Net income	$1,506	$684
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	790
Net realized capital gains	(5)	(82)
Equity in net earnings of Kindred at Home	(15)	—
Stock-based compensation	76	69
Depreciation	240	218
Amortization	36	51
Benefit for deferred income taxes	(21)	(304)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	123	(619)
Other assets	(548)	(1,658)
Benefits payable	980	410
Other liabilities	(116)	680
Unearned revenues	29	3,252
Other	45	70
Net cash provided by operating activities	2,330	3,561
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(354)
Purchases of property and equipment	(296)	(272)
Purchases of investment securities	(3,135)	(2,624)
Maturities of investment securities	894	555
Proceeds from sales of investment securities	2,626	2,408
Net cash provided by (used in) investing activities	89	(287)
Cash flows from financing activities
Receipts from contract deposits, net	473	1,515
(Repayments) proceeds from issuance of commercial paper, net	(356)	243
Change in book overdraft	33	(67)
Common stock repurchases	(10)	(93)
Dividends paid	(142)	(126)
Proceeds from stock option exercises and other, net	18	43
Net cash provided by financing activities	16	1,515
Increase in cash and cash equivalents	2,435	4,789
Cash and cash equivalents at beginning of period	2,343	4,042
Cash and cash equivalents at end of period	$4,778	$8,831
Supplemental cash flow disclosures:
Interest payments	$110	$98
Income tax payments, net	$346	$405

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
At June 30, 2019, accounts receivable related to services were $135 million. For the three and six months ended June 30, 2019, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at June 30, 2019.
For the three and six months ended June 30, 2019, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.
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

We entered into a shareholders agreement with TPG and WCAS, the Sponsors, that provides for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture beginning on July 2, 2021 and ending on July 1, 2022. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning on July 2, 2022 and ending on July 1, 2023. The put and call options, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation. The simulation relies on assumptions around Kindred at Home's equity value, risk free interest rates, volatility, and the details specific to the put and call options. The final purchase price allocation resulted in approximately $1 billion being allocated to the investment and $236 million and $291 million allocated to the put and call options, respectively. The fair values of the put option and call option were $128 million and $285 million, respectively, at June 30, 2019. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other income, net" in our condensed consolidated statements of income.
Health Care Reform
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain of these reforms became effective January 1, 2014, including an annual insurance industry premium-based fee. The Continuing Resolution bill, H.R. 195, enacted on January 22, 2018, included a one year suspension in 2019 of the health insurance industry fee, but under current law, the fee is scheduled to resume in calendar year 2020. In October 2018, we paid the federal government $1.04 billion for the annual health insurance industry fee attributed to calendar year 2018. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, was not deductible for tax purposes. Each year on January 1, except when suspended, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $257 million and $520 million for the three and six months ended June 30, 2018, respectively, resulting from the amortization of the 2018 annual health insurance industry fee.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). We adopted the new standard effective January 1, 2019, as allowed, using the modified retrospective approach. We elected the practical expedients of not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification for any expired or existing leases and not reassessing any initial direct costs for existing leases. In addition, we elected the practical expedient to not separate lease and nonlease components for all of our asset classes. We made a permitted accounting policy election to not apply the new guidance to leases with an initial term of 12 months or less. We recognize those lease payments in the condensed consolidated statement of income on a straight-line basis over the lease term. As of January 1, 2019, the adoption of the standard resulted in recognition of right-of-use, or ROU, liabilities of approximately $470 million and ROU assets of $436 million, which equals the ROU liabilities net of accrued rent and lease incentives. The standard does not materially affect our results of operations, cash flows and liquidity. See Note 8 for further information.

In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

1, 2020. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists of available for sale debt securities. We are in the process of identifying and analyzing financial assets measured at amortized cost balances that are in scope of the new CECL model. We are currently evaluating the impact on our results of operations, financial condition, and cash flows.

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
During 2019 and 2018, we acquired other health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2019 and 2018 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2019 and December 31, 2018, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$370	$2	$—	$372
Mortgage-backed securities	3,459	69	(8)	3,520
Tax-exempt municipal securities	1,632	28	(1)	1,659
Mortgage-backed securities:
Residential	1	—	—	1
Commercial	621	17	—	638
Asset-backed securities	1,037	2	(3)	1,036
Corporate debt securities	3,125	56	(5)	3,176
Total debt securities	$10,245	$174	$(17)	$10,402

December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$419	$1	$(3)	$417
Mortgage-backed securities	2,595	3	(54)	2,544
Tax-exempt municipal securities	2,805	3	(37)	2,771
Mortgage-backed securities:
Residential	55	—	—	55
Commercial	537	—	(14)	523
Asset-backed securities	991	1	(7)	985
Corporate debt securities	3,239	1	(98)	3,142
Total debt securities	$10,641	$9	$(213)	$10,437

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at June 30, 2019 and December 31, 2018, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$34	$—	$71	$—	$105	$—
Mortgage-backed securities	38	—	546	(8)	584	(8)
Tax-exempt municipal securities	—	—	294	(1)	294	(1)
Mortgage-backed securities:
Residential	—	—	1	—	1	—
Commercial	—	—	70	—	70	—
Asset-backed securities	308	(1)	452	(2)	760	(3)
Corporate debt securities	9	(1)	552	(4)	561	(5)
Total debt securities	$389	$(2)	$1,986	$(15)	$2,375	$(17)

December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$179	$(1)	$153	$(2)	$332	$(3)
Mortgage-backed securities	956	(16)	1,019	(38)	1,975	(54)
Tax-exempt municipal securities	809	(9)	1,648	(28)	2,457	(37)
Mortgage-backed securities:
Residential	—	—	15	—	15	—
Commercial	372	(8)	133	(6)	505	(14)
Asset-backed securities	824	(7)	40	—	864	(7)
Corporate debt securities	1,434	(35)	1,439	(63)	2,873	(98)
Total debt securities	$4,574	$(76)	$4,447	$(137)	$9,021	$(213)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at June 30, 2019. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

individual state exceeding 16%. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 330 positions out of a total of approximately 1,460 positions at June 30, 2019. All issuers of securities we own that were trading at an unrealized loss at June 30, 2019 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At June 30, 2019, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at June 30, 2019.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)
Gross realized gains	$8	$63	$18	$94
Gross realized losses	(1)	(10)	(13)	(12)
Net realized capital (losses) gains	$7	$53	$5	$82

There were no material other-than-temporary impairments for the three and six months ended June 30, 2019 or 2018.
The contractual maturities of debt securities available for sale at June 30, 2019, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$628	$628
Due after one year through five years	2,332	2,357
Due after five years through ten years	1,694	1,734
Due after ten years	473	488
Mortgage and asset-backed securities	5,118	5,195
Total debt securities	$10,245	$10,402

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2019 and December 31, 2018, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2019
Cash equivalents	$4,553	$4,553	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	372	—	372	—
Mortgage-backed securities	3,520	—	3,520	—
Tax-exempt municipal securities	1,659	—	1,659	—
Mortgage-backed securities:
Residential	1	—	1	—
Commercial	638	—	638	—
Asset-backed securities	1,036	—	1,036	—
Corporate debt securities	3,176	—	3,176	—
Total debt securities	10,402	—	10,402	—
Total invested assets	$14,955	$4,553	$10,402	$—

December 31, 2018
Cash equivalents	$2,024	$2,024	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	417	—	417	—
Mortgage-backed securities	2,544	—	2,544	—
Tax-exempt municipal securities	2,771	—	2,771	—
Mortgage-backed securities:
Residential	55	—	55	—
Commercial	523	—	523	—
Asset-backed securities	985	—	985	—
Corporate debt securities	3,142	—	3,142	—
Total debt securities	10,437	—	10,437	—
Total invested assets	$12,461	$2,024	$10,437	$—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $4,776 million at June 30, 2019 and $4,774 million at December 31, 2018. The fair value of our senior notes debt was $5,115 million at June 30, 2019 and $5,191 million at December 31, 2018. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The term loan outstanding and commercial paper borrowings were $950 million as of June 30, 2019 and $1,295 million as of December 31, 2018.
Other Assets and Liabilities Measured at Fair Value
As disclosed in Note 3, we acquired MCCI and FPG during 2018. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, and the put option liability and call option asset associated with our investment in Kindred at Home as detailed in Note 1, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2019 or 2018.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2018 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2019 and December 31, 2018. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	June 30, 2019		December 31, 2018
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$11	$388	$15	$172
Trade accounts payable and accrued expenses	(48)	(1,259)	(103)	(503)
Net current liability	(37)	(871)	(88)	(331)
Other long-term assets	26	—	7	—
Other long-term liabilities	(137)	—	(89)	—
Net long-term liability	(111)	—	(82)	—
Total net liability	$(148)	$(871)	$(170)	$(331)

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2019 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2019	$1,535	$261	$2,101	$3,897
Acquisitions	—	—	25	25
Balance at June 30, 2019	$1,535	$261	$2,126	$3,922

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2019 and December 31, 2018.

		June 30, 2019			December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	8.7 years	$647	$465	$182	$646	$434	$212
Trade names and technology	6.4 years	84	84	—	84	83	1
Provider contracts	11.8 years	69	41	28	68	37	31
Noncompetes and other	7.3 years	29	28	1	29	28	1
Total other intangible assets	8.7 years	$829	$618	$211	$827	$582	$245

Amortization expense for other intangible assets was approximately $18 million for the three months ended June 30, 2019 and $21 million for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, amortization expense for other intangible assets was approximately $36 million and $51 million, respectively. Amortization expense for the six months ended June 30, 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets. The following table presents our estimate of amortization expense remaining for 2019 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2019	$34
2020	67
2021	34
2022	31
2023	18
2024	11

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

At June 30, 2019, $406 million of operating ROU assets are included within other long-term assets in our condensed consolidated balance sheet. Additionally, at June 30, 2019, $121 million and $324 million of operating ROU lease liabilities are included within trade accounts payable and accrued expenses and other long-term liabilities, respectively, in our condensed consolidated balance sheet based on the remaining lease term.

For the three and six months ended June 30, 2019, total fixed operating lease costs, excluding short-term lease costs, were $39 million and $78 million, respectively, and are included within operating costs in our condensed consolidated statement of income. Short-term lease costs were not material. In addition, for the three and six months ended June 30, 2019, total variable operating lease costs were $19 million and $35 million, respectively and are included within operating costs in our condensed consolidated statement of income. We sublease facilities or partial facilities to third party tenants for space not used in our operations. For the three and six months ended June 30, 2019, sublease rental income was $10 million and $19 million, respectively, and is included within operating costs in our condensed consolidated statement of income.

The weighted average remaining lease term is 4.8 years with a weighted average discount rate of 4.3% at June 30, 2019. For the six months ended June 30, 2019, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $75 million.

Maturity of Lease Liabilities	June 30, 2019
(in millions)
2019 (excluding the six months ended June 30, 2019)	$72
2020	122
2021	103
2022	84
2023	39
After 2023	74
Total lease payments	494
Less: Interest	49
Present value of ROU lease liabilities	$445

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.
For the year ended 2018, under prior lease disclosure requirements
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are non-cancelable and expire on various dates through 2046. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2018, 2017 and 2016:

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, was as follows for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
	(in millions)
Balances, beginning of period	$4,862	$4,668
Less: Reinsurance recoverables	(95)	(70)
Balances, beginning of period, net	4,767	4,598
Incurred related to:
Current year	27,086	23,543
Prior years	(275)	(338)
Total incurred	26,811	23,205
Paid related to:
Current year	(21,700)	(18,914)
Prior years	(4,108)	(3,897)
Total paid	(25,808)	(22,811)
Reinsurance recoverable	72	86
Less: Held-for-sale	—	(58)
Balances, end of period	$5,842	$5,020

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
Benefits expense excluded from the previous table related to our long duration policies was as follows for the six months ended June 30, 2019 and 2018. The Other Businesses category was related to our closed-block of commercial long-term care insurance policies, which were sold in 2018. We also exited our Individual Commercial business beginning January 1, 2018.

	For the six months ended June 30,
	2019	2018
	(in millions)
Future policy benefits:
Individual Commercial	$—	$(14)
Other Businesses	—	15
Total future policy benefits	$—	$1

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of June 30, 2019 and 2018, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts. Our Individual Commercial segment incurred claims development was favorable by $55 million for the six months ended June 30, 2018.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
	(in millions)
Balances, beginning of period	$4,338	$3,963
Less: Reinsurance recoverables	(95)	(70)
Balances, beginning of period, net	4,243	3,893
Incurred related to:
Current year	24,657	21,069
Prior years	(311)	(247)
Total incurred	24,346	20,822
Paid related to:
Current year	(19,826)	(17,061)
Prior years	(3,592)	(3,327)
Total paid	(23,418)	(20,388)
Reinsurance recoverable	72	86
Balances, end of period	$5,243	$4,413

At June 30, 2019, benefits payable for our Retail segment included IBNR of approximately $3.2 billion, primarily associated with claims incurred in 2019.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, was as follows for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
	(in millions)
Balances, beginning of period	$517	$568
Incurred related to:
Current year	2,693	2,665
Prior years	36	(34)
Total incurred	2,729	2,631
Paid related to:
Current year	(2,131)	(2,094)
Prior years	(516)	(496)
Total paid	(2,647)	(2,590)
Balances, end of period	$599	$609

At June 30, 2019, benefits payable for our Group and Specialty segment included IBNR of approximately $505 million, primarily associated with claims incurred in 2019.

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

June 30,
2019
Net outstanding liabilities	(in millions)
Retail	$5,171
Group and Specialty	599
Benefits payable, net of reinsurance	5,770

Reinsurance recoverable on unpaid claims
Retail	72
Total benefits payable, gross	$5,842

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$940	$193	$1,506	$684
Weighted average outstanding shares of common stock used to compute basic earnings per common share	135,063	137,763	135,223	137,833
Dilutive effect of:
Employee stock options	67	197	98	205
Restricted stock	449	616	449	665
Shares used to compute diluted earnings per common share	135,579	138,576	135,770	138,703
Basic earnings per common share	$6.96	$1.40	$11.14	$4.96
Diluted earnings per common share	$6.94	$1.39	$11.10	$4.93
Number of antidilutive stock options and restricted stock excluded from computation	761	171	732	408

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2018 and 2019 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2018 payments
12/29/2017	1/26/2018	$0.40	$55
3/30/2018	4/27/2018	$0.50	$69
6/29/2018	7/27/2018	$0.50	$69
9/28/2018	10/26/2018	$0.50	$69
2019 payments
12/31/2018	1/25/2019	$0.50	$68
3/29/2019	4/26/2019	$0.55	$74
6/28/2019	7/26/2019	$0.55	$74

Stock Repurchases
Our Board of Directors may authorize the purchase of our common stock shares. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

privately-negotiated transactions, including pursuant to accelerated share repurchase agreements with investment banks, subject to certain regulatory restrictions on volume, pricing, and timing.
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
On July 30, 2019, the Board of Directors replaced a previous share repurchase authorization of up to $3 billion (of which approximately $1.03 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2022.
In connection with employee stock plans, we acquired 34 thousand common shares for $10 million and 0.3 million common shares for $69 million during the six months ended June 30, 2019 and 2018, respectively.
Treasury Stock Reissuance
We reissued 0.13 million shares of treasury stock during the six months ended June 30, 2019 at a cost of $15 million associated with restricted stock unit vestings and option exercises.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized gains, net of tax, on our investment securities of $112 million at June 30, 2019 and net unrealized losses, net of tax, on our investment securities of $159 million at December 31, 2018.
12. INCOME TAXES
The effective income tax rate was 24.3% for the six months ended June 30, 2019 compared to 5.8% for the six months ended June 30, 2018, primarily due to the impact of the suspension of the non-deductible health insurance industry fee in 2019 as well as the deferred tax benefit recognized in 2018 from the loss on sale of KMG. The effective income tax rate was 24.2% for the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2018 reflects a $430 million deferred tax benefit recorded during the three months ended June 30, 2018, resulting from the loss on the sale of KMG attributable to its original tax basis and subsequent capital contributions to fund accumulated losses.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in millions)
Short-term debt:
Commercial paper	$300	$645
Term note	650	650
Senior note:
$400 million, 2.625% due October 1, 2019	399	399
Total short-term debt	$1,349	$1,694

Long-term debt:
Senior notes:
$400 million, 2.50% due December 15, 2020	$399	$398
$400 million, 2.90% due December 15, 2022	397	396
$600 million, 3.15% due December 1, 2022	597	596
$600 million, 3.85% due October 1, 2024	597	597
$600 million, 3.95% due March 15, 2027	595	594
$250 million, 8.15% due June 15, 2038	262	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	396
Total long-term debt	$4,377	$4,375

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
The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 32.5% as measured in accordance with the credit agreement as of June 30, 2019. Upon our agreement with one or more financial institutions, we may expand

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At June 30, 2019, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of June 30, 2019, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2019 was $670 million, with $300 million outstanding at June 30, 2019 compared to $645 million outstanding at December 31, 2018. The outstanding commercial paper at June 30, 2019 had a weighted average annual interest rate of 2.85%.
Term Note
In November 2018, we entered into a $1.0 billion term note agreement with a bank at a variable rate of interest due within one year. We may elect to incur interest at either the bank's base rate or LIBOR plus 115 basis points. The base rate is defined as the higher of the daily federal funds rate plus 50 basis points; or the bank's prime rate; or LIBOR plus 100 basis points. The interest rate in effect at June 30, 2019 was 3.55%. The note is prepayable without penalty. We repaid $350 million prior to December 31, 2018. The term note shares the customary terms and provisions as well as financial covenants of our Credit Agreement, as discussed above.
14. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 82% of our total premiums and services revenue for the six months ended June 30, 2019, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2020. Our product offerings under those contracts are subject to approval by CMS in the third quarter of 2019.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
At June 30, 2019, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2019, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the six months ended June 30, 2019. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
The loss of any of the contracts above or significant changes in these programs as a result of legislative or regulatory action, including reductions in premium payments to us, regulatory restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, or increases in member benefits or member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

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
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., in United States District Court, Central District of California, Western Division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On January 29, 2018, the suit was transferred to the United States District Court, Western District of Kentucky, Louisville Division. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and continue to vigorously defend against these allegations since the transfer to the Western District of Kentucky. We have engaged in active discovery with the relator who has pursued the matter on behalf of the United States following its unsealing, and expect that discovery process to conclude in the near future and for the Court to consider our motion for summary judgment.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers.   We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of June 30, 2019.  We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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
15. SEGMENT INFORMATION
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. Beginning January 1, 2018, we exited the individual commercial fully-insured medical health insurance business, as well as certain other business, and therefore no longer report separately the Individual Commercial segment and the Other Business category in the current year. Previously, the Other Business category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles, primarily our closed-block of commercial long-term care insurance policies which were sold in 2018. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the Chief Operating Decision Maker, to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our minority investment in Kindred at Home. We reported under the category of Other Businesses those businesses that did not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold in 2018.
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
In addition, our Healthcare Services intersegment revenues include revenues earned by certain owned providers derived from risk-based and non-risk-based managed care agreements with our health plans. Under risk-based agreements, the provider receives a monthly capitated fee that varies depending on the demographics and health status of the member, for each member assigned to these owned providers by our health plans. The owned provider assumes the economic risk of funding the assigned members’ healthcare services. Under non risk-based agreements, our health plans retain the economic risk of funding the assigned members' healthcare services. Our Healthcare Services segment reports provider services revenues associated with risk-based agreements on a gross basis, whereby capitation fee revenue is recognized in the period in which the assigned members are entitled to receive healthcare services. Provider services revenues associated with non-risk-based agreements are presented net of associated healthcare costs.
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.6 billion and $3.3 billion for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018 these amounts were $6.7 billion and $6.2 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $31 million and $30 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the amount of this expense was $60 million and $69 million, respectively.
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

Our segment results were as follows for the three and six months ended June 30, 2019 and 2018:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2019
External revenues
Premiums:
Individual Medicare Advantage	$10,793	$—	$—	$—	$10,793
Group Medicare Advantage	1,626	—	—	—	1,626
Medicare stand-alone PDP	818	—	—	—	818
Total Medicare	13,237	—	—	—	13,237
Fully-insured	144	1,284	—	—	1,428
Specialty	—	387	—	—	387
Medicaid and other	724	—	—	—	724
Total premiums	14,105	1,671	—	—	15,776
Services revenue:
Provider	—	—	111	—	111
ASO and other	5	193	—	—	198
Pharmacy	—	—	46	—	46
Total services revenue	5	193	157	—	355
Total external revenues	14,110	1,864	157	—	16,131
Intersegment revenues
Services	—	5	4,496	(4,501)	—
Products	—	—	1,733	(1,733)	—
Total intersegment revenues	—	5	6,229	(6,234)	—
Investment income	48	5	1	60	114
Total revenues	14,158	1,874	6,387	(6,174)	16,245
Operating expenses:
Benefits	12,019	1,442	—	(143)	13,318
Operating costs	1,206	406	6,135	(6,044)	1,703
Depreciation and amortization	77	21	40	(29)	109
Total operating expenses	13,302	1,869	6,175	(6,216)	15,130
Income from operations	856	5	212	42	1,115
Interest expense	—	—	—	60	60
Other income, net	—	—	—	(174)	(174)
Income before income taxes and equity in net earnings	856	5	212	156	1,229
Equity in net earnings of Kindred at Home	—	—	12	—	12
Segment earnings	$856	$5	$224	$156	$1,241

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended June 30, 2018
External revenues
Premiums:
Individual Medicare Advantage	$8,908	$—	$—	$—	$—	$—	$8,908
Group Medicare Advantage	1,509	—	—	—	—	—	1,509
Medicare stand-alone PDP	914	—	—	—	—	—	914
Total Medicare	11,331	—	—	—	—	—	11,331
Fully-insured	125	1,346	—	10	—	—	1,481
Specialty	—	342	—	—	—	—	342
Medicaid and other	550	—	—	—	9	—	559
Total premiums	12,006	1,688	—	10	9	—	13,713
Services revenue:
Provider	—	—	112	—	—	—	112
ASO and other	3	208	—	—	2	—	213
Pharmacy	—	—	57	—	—	—	57
Total services revenue	3	208	169	—	2	—	382
Total external revenues	12,009	1,896	169	10	11	—	14,095
Intersegment revenues
Services	—	4	4,194	—	—	(4,198)	—
Products	—	—	1,611	—	—	(1,611)	—
Total intersegment revenues	—	4	5,805	—	—	(5,809)	—
Investment income	30	6	17	—	65	46	164
Total revenues	12,039	1,906	5,991	10	76	(5,763)	14,259
Operating expenses:
Benefits	10,270	1,357	—	(9)	39	(121)	11,536
Operating costs	1,210	447	5,749	1	2	(5,648)	1,761
Depreciation and amortization	66	22	36	—	—	(24)	100
Total operating expenses	11,546	1,826	5,785	(8)	41	(5,793)	13,397
Income from operations	493	80	206	18	35	30	862
Loss on sale of business	—	—	—	—	—	790	790
Interest expense	—	—	—	—	—	53	53
Income (loss) before income taxes and equity in net earnings	493	80	206	18	35	(813)	19
Equity in net earnings of Kindred at Home	—	—	—	—	—	—	—
Segment earnings (loss)	$493	$80	$206	$18	$35	$(813)	$19

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2019
External revenues
Premiums:
Individual Medicare Advantage	$21,502	$—	$—	$—	$21,502
Group Medicare Advantage	3,258	—	—	—	3,258
Medicare stand-alone PDP	1,627	—	—	—	1,627
Total Medicare	26,387	—	—	—	26,387
Fully-insured	284	2,595	—	—	2,879
Specialty	—	760	—	—	760
Medicaid and other	1,401	—	—	—	1,401
Total premiums	28,072	3,355	—	—	31,427
Services revenue:
Provider	—	—	231	—	231
ASO and other	10	387	—	—	397
Pharmacy	—	—	82	—	82
Total services revenue	10	387	313	—	710
Total external revenues	28,082	3,742	313	—	32,137
Intersegment revenues
Services	—	9	8,802	(8,811)	—
Products	—	—	3,369	(3,369)	—
Total intersegment revenues	—	9	12,171	(12,180)	—
Investment income	89	10	1	115	215
Total revenues	28,171	3,761	12,485	(12,065)	32,352
Operating expenses:
Benefits	24,346	2,729	—	(264)	26,811
Operating costs	2,354	819	12,023	(11,833)	3,363
Depreciation and amortization	150	43	78	(55)	216
Total operating expenses	26,850	3,591	12,101	(12,152)	30,390
Income from operations	1,321	170	384	87	1,962
Interest expense	—	—	—	122	122
Other income, net	—	—	—	(135)	(135)
Income before income taxes and equity in net earnings	1,321	170	384	100	1,975
Equity in net earnings of Kindred at Home	—	—	15	—	15
Segment earnings	$1,321	$170	$399	$100	$1,990

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Six months ended June 30, 2018
External Revenues
Premiums:
Individual Medicare Advantage	$17,878	$—	$—	$—	$—	$—	$17,878
Group Medicare Advantage	3,033	—	—	—	—	—	3,033
Medicare stand-alone PDP	1,810	—	—	—	—	—	1,810
Total Medicare	22,721	—	—	—	—	—	22,721
Fully-insured	250	2,738	—	5	—	—	2,993
Specialty	—	689	—	—	—	—	689
Medicaid and other	1,103	—	—	—	18	—	1,121
Total premiums	24,074	3,427	—	5	18	—	27,524
Services revenue:
Provider	—	—	177	—	—	—	177
ASO and other	5	427	—	—	4	—	436
Pharmacy	—	—	96	—	—	—	96
Total services revenue	5	427	273	—	4	—	709
Total external revenues	24,079	3,854	273	5	22	—	28,233
Intersegment revenues
Services	—	9	8,212	—	—	(8,221)	—
Products	—	—	3,146	—	—	(3,146)	—
Total intersegment revenues	—	9	11,358	—	—	(11,367)	—
Investment income	67	13	23	—	100	102	305
Total revenues	24,146	3,876	11,654	5	122	(11,265)	28,538
Operating expenses:
Benefits	20,822	2,630	—	(69)	65	(242)	23,206
Operating costs	2,432	910	11,190	3	4	(11,029)	3,510
Depreciation and amortization	132	45	85	—	—	(62)	200
Total operating expenses	23,386	3,585	11,275	(66)	69	(11,333)	26,916
Income from operations	760	291	379	71	53	68	1,622
Loss on sale of business	—	—	—	—	—	790	790
Interest expense	—	—	—	—	—	106	106
Income (loss) before income taxes and equity in net earnings	760	291	379	71	53	(828)	726
Equity in net earnings of Kindred at Home	—	—	—	—	—	—	—
Segment earnings (loss)	$760	$291	$379	$71	$53	$(828)	$726

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
Business Segments
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. Beginning January 1, 2018, we exited the individual commercial fully-insured medical health insurance business, as well as certain other business, and therefore no longer report separately the Individual Commercial segment and the Other Business category in the current year. Previously, the Other Business category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles, primarily our closed-block of commercial long-term care insurance policies which were sold in 2018. These segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the Chief Operating Decision Maker, to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our minority investment in Kindred at Home. We reported under the category of Other Businesses those businesses that did not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold in 2018.
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
2019 Highlights

•
Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2019, approximately 2,272,300 members, or 65%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 1,978,200 members, or 65%, at June 30, 2018. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 853,600 at June 30, 2019, an increase of 13.4% from 752,700 at June 30, 2018. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is driven by our improved process for identifying and enrolling members in the appropriate program at the right time, coupled with growth in Special Needs Plans, or SNP, membership and the insuring of certain SNP membership to Humana At Home's care management program.

•
Net income increased $747 million from $193 million in 2018 to $940 million in 2019 and earnings per diluted common share increased $5.55 from $1.39 earnings per diluted common share in 2018 to $6.94 earnings per diluted common share in 2019. This comparison was primarily impacted by the loss on the sale of KMG recognized during the three months ended June 30, 2018 as well as the beneficial impact of the suspension of the health industry insurance fee in 2019. The year-over-year comparisons were further impacted by the improvement in our Retail and Healthcare Services segment results, partially offset by the lower Group and Specialty segment results as detailed in the discussion that follows, as well as the impact of previously implemented productivity initiatives which have led to significant operating cost efficiencies in our segments. In addition, year-over-year comparisons are favorably impacted by a lower number of shares used to compute dilutive earnings per share, primarily reflecting share repurchases.

•	Contributing to our Retail segment revenue growth was our individual Medicare Advantage membership, which increased 457,300 members, or 15.1%, from June 30, 2018 to June 30, 2019.

•
Our operating cash flow of $2.3 billion for 2019 improved primarily from the timing of the mid-year Medicare risk adjustment premium revenue collections which were received during the second quarter of 2019 as compared to the third quarter of 2018, higher earnings, the impact of approximately $230 million payment related to reinsuring certain voluntary benefit and financial protection products to a third party in connection with the sale of KMG in 2018, as well as the timing of other working capital changes.

•
On July 31, 2019, we announced that we intend to enter into an agreement with a third party financial institution to effect a $1 billion accelerated stock repurchase program. We will repurchase shares through the program as part of the $3 billion authorized on July 30, 2019. The actual number of shares repurchased under the agreement will be determined based on a volume-weighted average price of our common stock during the purchase period.

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
It is reasonably possible that the Health Care Reform Law and related regulations, as well as future legislative, judicial or regulatory changes, including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with the non-deductible health insurance industry fee and other assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
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

Comparison of Results of Operations for 2019 and 2018
The following discussion primarily deals with our results of operations for the three months ended June 30, 2019, or the 2019 quarter, the three months ended June 30, 2018, or the 2018 quarter, the six months ended June 30, 2019, or the 2019 period, and the six months ended June 30, 2018, or the 2018 period.
Consolidated

	For the three months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$14,105	$12,006	$2,099	17.5%
Group and Specialty	1,671	1,688	(17)	(1.0)%
Individual Commercial	—	10	(10)	(100.0)%
Other Businesses	—	9	(9)	(100.0)%
Total premiums	15,776	13,713	2,063	15.0%
Services:
Retail	5	3	2	66.7%
Group and Specialty	193	208	(15)	(7.2)%
Healthcare Services	157	169	(12)	(7.1)%
Other Businesses	—	2	(2)	(100.0)%
Total services	355	382	(27)	(7.1)%
Investment income	114	164	(50)	(30.5)%
Total revenues	16,245	14,259	1,986	13.9%
Operating expenses:
Benefits	13,318	11,536	1,782	15.4%
Operating costs	1,703	1,761	(58)	(3.3)%
Depreciation and amortization	109	100	9	9.0%
Total operating expenses	15,130	13,397	1,733	12.9%
Income from operations	1,115	862	253	29.4%
Loss on sale of business	—	790	(790)	(100.0)%
Interest expense	60	53	7	13.2%
Other income, net	(174)	—	(174)	100.0%
Income before income taxes and equity in net earnings	1,229	19	1,210	6,368.4%
Provision for income taxes	301	(174)	475	(273.0)%
Equity in net earnings of Kindred at Home	12	—	12	100.0%
Net income	$940	$193	$747	387.0%
Diluted earnings per common share	$6.94	$1.39	$5.55	399.3%
Benefit ratio (a)	84.4%	84.1%		0.3%
Operating cost ratio (b)	10.6%	12.5%		(1.9)%
Effective tax rate	24.2%	n/m		n/m
n/m - not meaningful

(a)	Represents benefits expense as a percentage of premiums revenue.

(b)	Represents operating costs as a percentage of total revenues less investment income.

	For the six months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$28,072	$24,074	$3,998	16.6%
Group and Specialty	3,355	3,427	(72)	(2.1)%
Individual Commercial	—	5	(5)	(100.0)%
Other Businesses	—	18	(18)	(100.0)%
Total premiums	31,427	27,524	3,903	14.2%
Services:
Retail	10	5	5	100.0%
Group and Specialty	387	427	(40)	(9.4)%
Healthcare Services	313	273	40	14.7%
Other Businesses	—	4	(4)	(100.0)%
Total services	710	709	1	0.1%
Investment income	215	305	(90)	(29.5)%
Total revenues	32,352	28,538	3,814	13.4%
Operating expenses:
Benefits	26,811	23,206	3,605	15.5%
Operating costs	3,363	3,510	(147)	(4.2)%
Depreciation and amortization	216	200	16	8.0%
Total operating expenses	30,390	26,916	3,474	12.9%
Income from operations	1,962	1,622	340	21.0%
Loss on sale of business	—	790	(790)	(100.0)%
Interest expense	122	106	16	15.1%
Other income, net	(135)	—	(135)	100.0%
Income before income taxes and equity in net earnings	1,975	726	1,249	172.0%
Provision for income taxes	484	42	442	1,052.4%
Equity in net earnings of Kindred at Home	15	—	15	100.0%
Net income	$1,506	$684	$822	120.2%
Diluted earnings per common share	$11.10	$4.93	$6.17	125.2%
Benefit ratio (a)	85.3%	84.3%		1.0%
Operating cost ratio (b)	10.5%	12.4%		(1.9)%
Effective tax rate	24.3%	5.8%		18.5%

(a)	Represents benefits expense as a percentage of premiums revenue.

(b)	Represents operating costs as a percentage of total revenues less investment income.

Summary
Net income was $940 million, or $6.94 per diluted common share, in the 2019 quarter compared to $193 million, or $1.39 per diluted common share, in the 2018 quarter. Net income was $1.5 billion, or $11.10 per diluted common share, in the 2019 period compared to $684 million, or $4.93 per diluted common share, in the 2018 period. These increases were primarily impacted by the loss on the sale of KMG recognized during the three months ended June 30, 2018 as well as the beneficial impact of the suspension of the health industry insurance fee in 2019. The year-over-year comparisons were further impacted by the improvement in our Retail and Healthcare Services segment results, partially offset by the lower Group and Specialty segment results as detailed in the discussion that follows, as well as the impact of previously implemented productivity initiatives which have led to significant operating cost efficiencies in our segments. In addition, year-over-year comparisons are favorably impacted by a lower number of shares used to compute dilutive earnings per share, primarily reflecting share repurchases.
Premiums Revenue
Consolidated premiums increased $2.1 billion, or 15.0%, from the 2018 quarter to $15.8 billion for the 2019 quarter and increased $3.9 billion, or 14.2%, from the 2018 period to $31.4 billion for the 2019 period primarily due to higher premiums in the Retail segment, driven by membership growth and higher per member premiums in our Medicare Advantage business. These increases were partially offset by the impact of declining stand-alone PDP membership year-over-year, as well as lower premiums in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue decreased $27 million, or 7.1%, from the 2018 quarter to $355 million for the 2019 quarter primarily due to a decline in services revenue in the Group and Specialty and Healthcare Services segments as detailed in the segment results discussion that follows. Consolidated services revenue was relatively unchanged at $710 million for the 2019 period increasing $1 million, or 0.1%, from the 2018 period.
Investment Income
Investment income totaled $114 million for the 2019 quarter, decreasing $50 million, or 30.5%, from $164 million for the 2018 quarter. For the 2019 period, investment income totaled $215 million, decreasing $90 million, or 29.5%, from $305 million in the 2018 period. These decreases primarily reflect lower realized capital gains and lower average invested balances, partially offset by higher interest rates.
Benefits Expense
Consolidated benefits expense was $13.3 billion for the 2019 quarter, an increase of $1.8 billion from the 2018 quarter. For the 2019 period, benefits expense was $26.8 billion, an increase of $3.6 billion from the 2018 period. The consolidated benefit ratio for the 2019 quarter of 84.4% increased 30 basis points from 84.1% in the 2018 quarter. The consolidated benefit ratio for the 2019 period increased 100 basis points to 85.3% from 84.3% in the 2018 period. These increases were primarily due to the suspension of the health insurance industry fee in 2019, which was contemplated in the pricing and benefit design of our products, lower favorable prior-period claims medical reserve development, including the impact of the exit of the Individual Commercial business, and an increase in the Group and Specialty benefit ratio as discussed in the detailed segment results discussion that follows. These increases were partially offset by engaging our Medicare Advantage members in clinical programs, as well as ensuring they are appropriately documented under the CMS risk-adjustment model, and lower than expected medical costs as compared to the assumptions used in the pricing of our individual Medicare Advantage business for 2019.
The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 10 basis points in the 2019 quarter versus approximately 50 basis points in the 2018 quarter. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points to 84.4% for the 2019 period compared to approximately 120 basis points to 84.1% for the 2018 period.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $58 million, or 3.3%, during the 2019 quarter compared to the 2018 quarter and decreased $147 million, or 4.2%, during the 2019 period compared to the 2018 period. These decreases were primarily due to a decrease in operating costs in the Retail and the Group and Specialty segments.
The consolidated operating cost ratio for the 2019 quarter of 10.6% decreased 190 basis points from 12.5% in the 2018 quarter and for the 2019 period decreased 190 basis points to 10.5% from 12.4% in the 2018 period. These decreases were primarily due to the suspension of the health insurance industry fee in 2019 and operating cost efficiencies in 2019 driven by previously implemented productivity initiatives. These improvements were partially offset by strategic investments in our integrated care delivery model and the impact of higher compensation expense accruals for the annual incentive program, or AIP, offered to employees across all levels. The higher accruals resulted from the continued strong performance, including improved customer satisfaction as measured by our net promoter score, along with higher than anticipated individual Medicare Advantage membership. The non-deductible health insurance industry fee impacted the operating cost ratio by 180 basis points in both the 2018 quarter and period.
Depreciation and Amortization
Depreciation and amortization for the 2019 quarter totaled $109 million compared to $100 million for the 2018 quarter. For the 2019 period, depreciation and amortization totaled $216 million compared to $200 million for the 2018 period.
Interest Expense
Interest expense for the 2019 quarter of $60 million increased $7 million, compared to $53 million for the 2018 quarter. Interest expense for the 2019 period of $122 million increased $16 million, compared to $106 million for the 2018 period. These increases were primarily due to the higher average borrowings outstanding including the impact of the borrowings under the November 2018 term loan agreement.
Income Taxes
The effective income tax rate was 24.3% for the six months ended June 30, 2019 compared to 5.8% for the six months ended June 30, 2018, primarily due to the impact of the suspension of the non-deductible health insurance industry fee in 2019 as well as the deferred tax benefit recognized in 2018 from the loss on sale of KMG. The effective income tax rate was 24.2% for the three months ended June 30, 2019. The effective income tax rate for the three months ended June 30, 2018 reflects a $430 million deferred tax benefit recorded during the three months ended June 30, 2018, resulting from the loss on the sale of KMG attributable to its original tax basis and subsequent capital contributions to fund accumulated losses.

Retail Segment

	June 30,		Change
	2019	2018	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,484,500	3,027,200	457,300	15.1%
Group Medicare Advantage	519,100	493,100	26,000	5.3%
Medicare stand-alone PDP	4,400,500	5,008,200	(607,700)	(12.1)%
Total Retail Medicare	8,404,100	8,528,500	(124,400)	(1.5)%
State-based Medicaid	465,200	325,200	140,000	43.1%
Medicare Supplement	276,000	241,500	34,500	14.3%
Total Retail medical members	9,145,300	9,095,200	50,100	0.6%

	For the three months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$10,793	$8,908	$1,885	21.2%
Group Medicare Advantage	1,626	1,509	117	7.8%
Medicare stand-alone PDP	818	914	(96)	(10.5)%
Total Retail Medicare	13,237	11,331	1,906	16.8%
State-based Medicaid	724	550	174	31.6%
Medicare Supplement	144	125	19	15.2%
Total premiums	14,105	12,006	2,099	17.5%
Services	5	3	2	66.7%
Total premiums and services revenue	$14,110	$12,009	$2,101	17.5%
Segment earnings	$856	$493	$363	73.6%
Benefit ratio	85.2%	85.5%		(0.3)%
Operating cost ratio	8.5%	10.1%		(1.6)%

	For the six months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$21,502	$17,878	$3,624	20.3%
Group Medicare Advantage	3,258	3,033	225	7.4%
Medicare stand-alone PDP	1,627	1,810	(183)	(10.1)%
Total Retail Medicare	26,387	22,721	3,666	16.1%
State-based Medicaid	1,401	1,103	298	27.0%
Medicare Supplement	284	250	34	13.6%
Total premiums	28,072	24,074	3,998	16.6%
Services	10	5	5	100.0%
Total premiums and services revenue	$28,082	$24,079	$4,003	16.6%
Segment earnings	$1,321	$760	$561	73.8%
Benefit ratio	86.7%	86.5%		0.2%
Operating cost ratio	8.4%	10.1%		(1.7)%
Segment Earnings

•
Retail segment earnings increased $363 million, or 73.6%, from $493 million in the 2018 quarter to $856 million in the 2019 quarter primarily due the segment's lower benefit and operating cost ratios, as well as increased premiums, primarily associated with significant growth in our individual Medicare Advantage membership as more fully described below. Retail segment earnings increased $561 million, or 73.8%, from $760 million in the 2018 period to $1.3 billion in the 2019 period primarily reflecting the lower operating cost ratio along with increased premiums associated with the significant growth in our individual Medicare Advantage membership, partially offset by the segment's higher benefit ratio as more fully described below.

Enrollment

•
Individual Medicare Advantage membership increased 457,300 members, or 15.1%, from June 30, 2018 to June 30, 2019, primarily due to membership additions associated with the most recent Annual Election Period, or AEP, and Open Election Period (OEP) for Medicare beneficiaries. The OEP sales period, which ran from January 1 to March 31, added approximately 43,700 members . The increase in Individual Medicare Advantage membership includes the addition of approximately 55,200 Dual Eligible Special Need Plan (D-SNP) members from June 30, 2018 to June 30, 2019.

•
Group Medicare Advantage membership increased 26,000, or 5.3%, from June 30, 2018 to June 30, 2019, primarily due to net membership additions associated with the most recent AEP for Medicare beneficiaries.

•
Medicare stand-alone PDP membership decreased 607,700 members, or 12.1%, from June 30, 2018 to June 30, 2019 reflecting net declines during the most recent AEP for Medicare beneficiaries. These anticipated declines were primarily due to the competitive nature of the industry and the pricing discipline we have employed, which has resulted in us no longer being the low cost plan in any market for 2019.

•
State-based Medicaid membership increased 140,000 members, or 43.1%, from June 30, 2018 to June 30, 2019, primarily driven by the statewide award of a comprehensive contract under the Managed Medical Assistance (MMA) program in Florida.

Premiums Revenue

•
Retail segment premiums increased $2.1 billion, or 17.5%, from the 2018 quarter to the 2019 quarter and increased $4.0 billion, or 16.6%, from the 2018 period to the 2019 period primarily due to individual and group Medicare Advantage membership growth and higher per member premiums, as well as increased state-based contracts membership. These favorable items were partially offset by the decline in membership in our stand-alone PDP offerings.

Benefits Expense

•
The Retail segment benefit ratio decreased 30 basis points from 85.5% in the 2018 quarter to 85.2% in the 2019 quarter primarily as a result of engaging our Medicare Advantage members in clinical programs, as well as ensuring that they are appropriately documented under the CMS risk-adjustment model. In addition the decreases were impacted by the lower than expected medical costs as compared to the pricing assumptions used in our individual Medicare Advantage business for 2019. This improvement was partially offset by the suspension of the health insurance industry fee in 2019 which was contemplated in the pricing and benefit design of our products, and lower favorable prior-period medical reserve development in the 2019 quarter. The Retail segment benefit ratio increased 20 basis points from 86.5% in the 2018 period to 86.7% in the 2019 period, primarily reflecting the net-negative impact of the same factors that affected the 2019 quarter described above. These increases were partially offset by higher favorable prior-period reserve development and the impact of a less severe flu season in the 2019 period.

•
The Retail segment's benefits expense for the 2019 quarter included $28 million in favorable prior-period medical claims reserve development versus $60 million in the 2018 quarter. For the 2019 period, the Retail segment’s benefit expense includes the beneficial effect of $311 million in favorable prior-period reserve development versus $247 million in the 2018 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 20 basis points in the 2019 quarter versus approximately 50 basis points in the 2018 quarter. Favorable prior-period reserve development decreased the Retail segment benefit ratio by approximately 110 basis points in the 2019 period versus approximately 100 basis points in the 2018 period.

Operating Costs

•
The Retail segment operating cost ratio of 8.5% for the 2019 quarter decreased 160 basis points from 10.1% for the 2018 quarter. The Retail segment operating cost ratio of 8.4% for the 2019 period decreased 170 basis points from 10.1% for the 2018 period. The year-over-year comparison was primarily due to the suspension of the health insurance industry fee in 2019, as well as operating costs efficiencies from previously implemented productivity initiatives. These decreases were partially offset by the strategic investments in our integrated care delivery model and the impact of higher compensation expense accruals in 2019 for the AIP as a result of our continued strong performance. The non-deductible health insurance industry fee impacted the operating cost ratio by 190 basis points in the 2018 quarter and period.

Group and Specialty Segment

	June 30,		Change
	2019	2018	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	942,500	1,050,900	(108,400)	(10.3)%
ASO	496,000	458,800	37,200	8.1%
Military services	5,971,400	5,931,500	39,900	0.7%
Total group and specialty medical members	7,409,900	7,441,200	(31,300)	(0.4)%
Specialty membership (a)	5,860,000	6,227,700	(367,700)	(5.9)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,284	$1,346	$(62)	(4.6)%
Group specialty	387	342	45	13.2%
Total premiums	1,671	1,688	(17)	(1.0)%
Services	193	208	(15)	(7.2)%
Total premiums and services revenue	$1,864	$1,896	$(32)	(1.7)%
Segment earnings	$5	$80	$(75)	(93.8)%
Benefit ratio	86.3%	80.4%		5.9%
Operating cost ratio	21.7%	23.5%		(1.8)%

	For the six months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,595	$2,738	$(143)	(5.2)%
Group specialty	760	689	71	10.3%
Total premiums	3,355	3,427	(72)	(2.1)%
Services	387	427	(40)	(9.4)%
Total premiums and services revenue	$3,742	$3,854	$(112)	(2.9)%
Segment earnings	$170	$291	$(121)	(41.6)%
Benefit ratio	81.3%	76.7%		4.6%
Operating cost ratio	21.8%	23.6%		(1.8)%
Segment Earnings

•
Group and Specialty segment earnings decreased $75 million, or 93.8%, from $80 million in the 2018 quarter to $5 million in the 2019 quarter. Group and Specialty segment earnings decreased $121 million, or 41.6%, from $291 million in the 2018 period to $170 million in the 2019 period. These decreases were primarily due to a higher benefit ratio, along with lower military services business earnings. Earnings comparisons related to the military services business were unfavorably impacted by the receipt of certain contractual incentives and adjustments in 2018 related to the previous TRICARE contract which did not recur in 2019. These decreases were partially offset by improvement in the operating cost ratio as more fully described below.

Enrollment

•
Fully-insured commercial group medical membership decreased 108,400 members, or 10.3%, from June 30, 2018 to June 30, 2019 primarily reflecting lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products in 2019, as well as the loss of certain large group accounts due to the competitive pricing environment. The portion of group fully-insured commercial medical membership in small group accounts was approximately 61% at June 30, 2019 and 62% at June 30, 2018.

•
Group ASO commercial medical membership increased 37,200 members, or 8.1%, from June 30, 2018 to June 30, 2019 reflecting more small group accounts selecting level-funded ASO products in 2019, partially offset by the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Military services membership increased 39,900 members, or 0.7%, from June 30, 2018 to June 30, 2019. Membership includes military service members, retirees, and their families to whom the company provides healthcare services under the current T2017 TRICARE East Region contract. The current contract, which covers 32 states, became effective on January 1, 2018.

•
Specialty membership decreased 367,700 members, or 5.9%, from June 30, 2018 to June 30, 2019 primarily due to the exit of our voluntary benefits and financial protection products in connection with the sale of KMG in 2018, as well as the loss of some group accounts offering stand-alone dental and vision products.

Premiums Revenue

•
Group and Specialty segment premiums decreased $17 million, or 1.0%, from the 2018 quarter to $1.67 billion for the 2019 quarter and decreased $72 million, or 2.1%, from the 2018 period to $3.36 billion for the 2019 period. These decreases were primarily due to a decline in our fully-insured group commercial and specialty membership and the exit of our voluntary benefit and financial protection products in connection with the sale of KMG in 2018. These decreases were partially offset by higher stop-loss revenues related to our level-funded ASO accounts resulting from membership growth in this product. Additionally, the impact of the lower unfavorable commercial risk adjustment, or CRA, payable estimates in 2019 as compared to 2018 resulted in higher small group fully-insured commercial revenues.

Services Revenue

•
Group and Specialty segment services revenue decreased $15 million, or 7.2%, from the 2018 quarter to $193 million for the 2019 quarter and decreased $40 million, or 9.4%, from the 2018 period to $387 million for the 2019 period primarily due to the impact of certain contractual incentives and adjustments related to the previous TRICARE contract received in 2018, which did not recur in 2019.

Benefits Expense

•
The Group and Specialty segment benefit ratio increased 590 basis points from 80.4% in the 2018 quarter to 86.3% in the 2019 quarter. The Group and Specialty segment benefit ratio increased 460 basis points from 76.7% in the 2018 period to 81.3% in the 2019 period. These increases were primarily due to the impact of unfavorable prior-period reserve development in 2019, the suspension of the health insurance industry fee in 2019 which was contemplated in the pricing of our products, as well as membership mix, including the continued migration of groups to level-funded ASO products in 2019. These items were partially offset by the smaller unfavorable premium adjustment in 2019 as compared to 2018 related to our CRA accrual associated with the ACA-compliant business as a result of the release of CMS's final 2018 CRA data.

•
The Group and Specialty segment's benefits expense included $20 million in unfavorable prior-period medical claims reserve development in the 2019 quarter versus none in the 2018 quarter. This unfavorable prior-period medical claims reserve development increased the Group and Specialty segment benefit ratio by approximately 120 basis points in the 2019 quarter and had no impact in the 2018 quarter. The Group and Specialty segment's benefits expense included the effect of an unfavorable prior-period medical claims reserve development of $36 million in the 2019 period versus favorable prior-period medical claims reserve development of $34 million in the 2018 period. The unfavorable prior-period medical claims reserve development for the 2019 period increased the Group and Specialty segment benefit ratio by approximately 110 basis points and the favorable development for the 2018 period decreased the Group and Specialty segment benefit ratio 100 basis points.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 21.7% for the 2019 quarter decreased 180 basis points from 23.5% for the 2018 quarter. For the 2019 period, the Group and Specialty segment operating cost ratio of 21.8% decreased 180 basis points from 23.6% for the 2018 period. These improvements primarily were due to the suspension of the health insurance industry fee in 2019, as well as operating cost efficiencies in the 2019 quarter driven by previously implemented productivity initiatives. The improvement was further impacted by the exit of the voluntary benefits and financial protection products in connection with the previously disclosed sale of KMG recognized during the second quarter of 2018, which carried a higher operating cost ratio. These improvements were offset by the higher compensation expense accruals in 2019 for the AIP as a result of our continued strong performance. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2018 quarter and period.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$82	$67	$15	22.4%
Pharmacy solutions	45	57	(12)	(21.1)%
Clinical care services	30	45	(15)	(33.3)%
Total services revenues	157	169	(12)	(7.1)%
Intersegment revenues:
Pharmacy solutions	5,465	5,094	371	7.3%
Provider services	602	541	61	11.3%
Clinical care services	162	170	(8)	(4.7)%
Total intersegment revenues	6,229	5,805	424	7.3%
Total services and intersegment revenues	$6,386	$5,974	$412	6.9%
Segment earnings	$224	$206	$18	8.7%
Operating cost ratio	96.1%	96.2%		(0.1)%

	For the six months ended June 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$161	$88	$73	83.0%
Pharmacy solutions	81	96	(15)	(15.6)%
Clinical care services	71	89	(18)	(20.2)%
Total services revenues	313	273	40	14.7%
Intersegment revenues:
Pharmacy solutions	10,662	10,089	573	5.7%
Provider services	1,201	919	282	30.7%
Clinical care services	308	350	(42)	(12.0)%
Total intersegment revenues	12,171	11,358	813	7.2%
Total services and intersegment revenues	$12,484	$11,631	$853	7.3%
Segment earnings	$399	$379	$20	5.3%
Operating cost ratio	96.3%	96.2%		0.1%
Segment Earnings

•
Healthcare Services segment earnings of $224 million for the 2019 quarter increased $18 million, or 8.7%, from $206 million in the 2018 quarter. For the 2019 period, the Healthcare Services segment earnings of $399 million increased $20 million, or 5.3%, from $379 million in the 2018 period. These increases were primarily due to the impact of Kindred at Home operations, higher earnings from our pharmacy operations, and the improvement in core operating results from the provider services business. These factors were partially offset by additional investments in new clinical assets associated with our provider services business.
Script Volume

•
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 113 million in the 2019 quarter, up 2.6%, versus scripts of approximately 110 million in the 2018 quarter. For the 2019 period, script volumes increased to approximately 223 million, up 2.2%, versus scripts of approximately 218 million in the 2018 period. These increases primarily reflect growth associated with higher individual Medicare Advantage membership, partially offset by the decline in stand-alone PDP membership.

Services Revenues

•
Services revenues was relatively unchanged for the 2019 quarter at $157 million, a decrease of $12 million, or 7.1%, from the 2018 quarter. Services revenues increased $40 million, or 14.7%, from the 2018 period to $313 million for the 2019 period primarily due to revenue growth from our provider services.

Intersegment Revenues

•
Intersegment revenues increased $424 million, or 7.3%, from the 2018 quarter to $6.2 billion for the 2019 quarter and increased $813 million, or 7.2%, from the 2018 period to $12.2 billion for the 2019 period primarily due to strong Medicare Advantage membership growth and higher revenues associated with our provider services business reflecting the acquisition of MCCI and FPG. These increases were partially offset by the loss of intersegment revenues associated with the reduction of stand-alone PDP membership.

Operating Costs

•	The Healthcare Services segment operating cost ratio of 96.1% and 96.3% for the 2019 quarter and period, respectively, were relatively unchanged from 96.2% in both the 2018 quarter and period.
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

Cash and cash equivalents increased to approximately $4.8 billion at June 30, 2019 from $2.3 billion at December 31, 2018. The change in cash and cash equivalents for the six months ended June 30, 2019 and 2018 is summarized as follows:

	Six Months Ended
	2019	2018
	(in millions)
Net cash provided by operating activities	$2,330	$3,561
Net cash provided by (used in) investing activities	89	(287)
Net cash provided by financing activities	16	1,515
Increase in cash and cash equivalents	$2,435	$4,789
Cash Flow from Operating Activities
Our operating cash flows for the 2018 period were significantly impacted by the early receipt of the Medicare premium remittances of $3.3 billion in June 2018 because the payment date of July 1, 2018 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. Excluding the 2018 impact from the early receipt of the Medicare premium remittance, our operating cash flow for the 2019 period improved from the 2018 period primarily from the timing of the mid-year Medicare risk adjustment premium revenue collections which were received during the second quarter of 2019 as compared to the third quarter of 2018, higher earnings, the impact of approximately $230 million payment related to reinsuring certain voluntary benefit and financial protection products to a third party in connection with the sale of KMG in 2018, as well as the timing of other working capital changes.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	2019 Period Change	2018 Period Change
	(in millions)
IBNR (1)	$3,688	$3,361	$327	$276
Reported claims in process (2)	924	617	307	118
Other benefits payable (3)	1,230	884	346	16
Total benefits payable	$5,842	$4,862	$980	$410

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
The increase in benefits payable from December 31, 2018 to June 30, 2019 and from December 31, 2017 to June 30, 2018 primarily was due to an increase in IBNR primarily as a result of Medicare Advantage membership growth, as well as an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2018 to June 30, 2019 was also impacted by an increase in the amounts owed to providers under the capitated and risk sharing arrangements.
The detail of total net receivables was as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	2019 Period Change	2018 Period Change
	(in millions)
Medicare	$697	$836	$(139)	$670
Commercial and other	154	135	19	(35)
Military services	126	123	3	(34)
Allowance for doubtful accounts	(73)	(79)	6	16
Total net receivables	$904	$1,015	$(111)	$617
Reconciliation to cash flow statement:
Receivables from acquisition of business			(12)	2
Change in receivables per cash flow statement resulting in cash from operations			$(123)	$619
The changes in Medicare receivables for the 2019 period reflects both the mid-year and final settlements with CMS, whereas the 2018 period reflects just the final settlement with CMS. The 2018 mid-year settlement of approximately $1 billion was collected one quarter later during third quarter of 2018.
Cash Flow from Investing Activities
Net proceeds from investment securities sales and maturities in the 2019 period and 2018 period were $385 million and $339 million, respectively.
During the 2018 period, we acquired the remaining equity interest in MCCI and acquired FPG for cash consideration of $169 million and $185 million, respectively, as discussed in Note 3 to the condensed consolidated financial statements.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $296 million in the 2019 period and $272 million in the 2018 period.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $539 million in the 2019 period and $1.6 billion in the 2018 period.
Under our administrative services only TRICARE contracts, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $66 million in the 2019 period and $33 million in the 2018 period.
Claim payments to the Department of Health and Human Services, or HHS, associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $13 million higher than reimbursements from HHS during the 2018 period.
On March 26, 2018 we completed the final settlement of our accelerated stock repurchase along with 0.08 million additional share repurchases under the current stock repurchase authorization during the 2018 period for $24 million.

We also acquired common shares in connection with employee stock plans for an aggregate cost of $10 million in the 2019 period and $69 million in the 2018 period.
Net repayments of commercial paper were $356 million in the 2019 period and net proceeds from the issuance of commercial paper were $243 million in the 2018 period. The maximum principal amount outstanding at any one time during the 2019 quarter was $670 million.
We paid dividends to stockholders of $142 million during the 2019 period and $126 million during the 2018 period.
Future Sources and Uses of Liquidity
Dividends
For a detailed discussion of dividends to stockholders, please refer to Note 11 to the condensed consolidated financial statements.
Stock Repurchases
On July 31, 2019, we announced that we intend to enter into an agreement with a third party financial institution to effect a $1 billion accelerated stock repurchase program. We will repurchase shares through the program as part of the $3 billion authorized on July 30, 2019. The actual number of shares repurchased under the agreement will be determined based on a volume-weighted average price of our common stock during the purchase period.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2019 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.9 billion at June 30, 2019 compared to $578 million at December 31, 2018. This increase primarily was due to insurance subsidiary dividends in excess of capital contributions from our parent company as well as operating cash derived from our non-insurance subsidiary earnings and other working capital changes. These increases were partially offset by the net repayment of commercial paper borrowings, capital expenditures, subsidiaries capital contributions, and cash dividends to shareholders. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2019, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $8.1 billion, which exceeded aggregate minimum regulatory requirements of $5.5 billion. The amount of dividends paid to our parent company was approximately $1.2 billion during the six months ended June 30, 2019 compared to $1.9 billion during the six months ended June 30, 2018. Actual dividends paid may vary year over year due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at June 30, 2019. Our net unrealized position increased $361 million from a net unrealized loss position of $204 million at December 31, 2018 to a net unrealized gain position of $157 million at June 30, 2019. At June 30, 2019, we had gross unrealized losses of $17 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the six months ended June 30, 2019. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.1 years as of June 30, 2019 and approximately 2.9 years as of December 31, 2018. The decline in the average duration is reflective of the longer duration securities associated with the sale of KMG. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $316 million at June 30, 2019.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2019.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 14 to the condensed consolidated financial statements beginning on page 30 of this Form 10-Q.
Item 1A.    Risk Factors
There have been no changes to the risk factors included in our 2018 Form 10-K.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2019	—	$—	—	$1,026,354,011
May 2019	—	—	—	1,026,354,011
June 2019	—	—	—	1,026,354,011
Total	—	$—	—

(1)
On July 30, 2019, the Board of Directors replaced a previous share repurchase authorization of up to $3 billion (of which approximately $1.03 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2022.

(2)	Excludes 34 thousand shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
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
101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) the Consolidated Statements of Equity for the three and six months ended June 30, 2019 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	July 31, 2019	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)