Form 10-Q
period 2019-09-30
HUMANA INC
filed 2019-11-06
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2019
$0.16 2/3 par value	132,426,045 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2019

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,527	$2,343
Investment securities	10,430	10,026
Receivables, less allowance for doubtful accounts of $73 in 2019 and $79 in 2018	848	1,015
Other current assets	3,519	3,564
Total current assets	20,324	16,948
Property and equipment, net	1,864	1,735
Long-term investment securities	404	411
Equity method investment in Kindred at Home	1,061	1,047
Goodwill	3,922	3,897
Other long-term assets	1,605	1,375
Total assets	$29,180	$25,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$6,220	$4,862
Trade accounts payable and accrued expenses	3,640	3,067
Book overdraft	273	171
Unearned revenues	274	283
Short-term debt	699	1,694
Total current liabilities	11,106	10,077
Long-term debt	5,365	4,375
Future policy benefits payable	211	219
Other long-term liabilities	897	581
Total liabilities	17,579	15,252
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,628,992 shares issued at September 30, 2019 and 198,594,841 shares issued at December 31, 2018	33	33
Capital in excess of par value	2,608	2,535
Retained earnings	17,045	15,072
Accumulated other comprehensive income (loss)	177	(159)
Treasury stock, at cost, 66,202,947 shares at September 30, 2019 and 63,028,169 shares at December 31, 2018	(8,262)	(7,320)
Total stockholders’ equity	11,601	10,161
Total liabilities and stockholders’ equity	$29,180	$25,413
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions, except per share results)
Revenues:
Premiums	$15,712	$13,712	$47,139	$41,236
Services	393	381	1,103	1,090
Investment income	136	113	351	418
Total revenues	16,241	14,206	48,593	42,744
Operating expenses:
Benefits	13,357	11,243	40,168	34,449
Operating costs	1,889	1,900	5,252	5,410
Depreciation and amortization	127	102	343	302
Total operating expenses	15,373	13,245	45,763	40,161
Income from operations	868	961	2,830	2,583
(Gain) loss on sale of business	—	(4)	—	786
Interest expense	62	53	184	159
Other (income) expense, net	(82)	11	(217)	11
Income before income taxes and equity in net earnings	888	901	2,863	1,627
Provision for income taxes	200	266	684	308
Equity in net earnings of Kindred at Home	1	9	16	9
Net income	$689	$644	$2,195	$1,328
Basic earnings per common share	$5.16	$4.68	$16.31	$9.64
Diluted earnings per common share	$5.14	$4.65	$16.24	$9.58
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$689	$644	$2,195	$1,328
Other comprehensive income:
Change in gross unrealized investment gains/losses	87	(42)	452	(254)
Effect of income taxes	(20)	10	(105)	64
Total change in unrealized investment gains/losses, net of tax	67	(32)	347	(190)
Reclassification adjustment for net realized gains	(1)	3	(7)	(49)
Effect of income taxes	—	(1)	2	14
Total reclassification adjustment, net of tax	(1)	2	(5)	(35)
Other comprehensive income (loss), net of tax	66	(30)	342	(225)
Comprehensive loss attributable to equity method investment in Kindred at Home	(1)	—	(6)	—
Comprehensive income	$754	$614	$2,531	$1,103

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2019
Balances, June 30, 2019	198,628	$33	$2,763	$16,429	$112	$(7,465)	$11,872
Net income				689			689
Other comprehensive income					65		65
Common stock repurchases			(200)			(800)	(1,000)
Dividends and dividend equivalents			—	(73)			(73)
Stock-based compensation			43				43
Restricted stock unit vesting	—	—				—	—
Stock option exercises	1	—	2			3	5
Balances, September 30, 2019	198,629	$33	$2,608	$17,045	$177	$(8,262)	$11,601

Three months ended September 30, 2018
Balances, June 30, 2018	198,591	$33	$2,672	$14,211	$(176)	$(6,529)	$10,211
Net income				644			644
Other comprehensive loss					(30)		(30)
Common stock repurchases			—			(201)	(201)
Dividends and dividend equivalents			—	(69)			(69)
Stock-based compensation			35				35
Restricted stock unit vesting	—	—	(3)			3	—
Stock option exercises	2	—	3			—	3
Balances, September 30, 2018	198,593	$33	$2,707	$14,786	$(206)	$(6,727)	$10,593
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2019
Balances, December 31, 2018	198,595	$33	$2,535	$15,072	$(159)	$(7,320)	$10,161
Net income				2,195			2,195
Other comprehensive income				—	336		336
Common stock repurchases			(50)			(960)	(1,010)
Dividends and dividend equivalents			—	(222)		.	(222)
Stock-based compensation			119				119
Restricted stock unit vesting	32	—	(3)			3	—
Stock option exercises	2	—	7			15	22
Balances, September 30, 2019	198,629	$33	$2,608	$17,045	$177	$(8,262)	$11,601

Nine months ended September 30, 2018
Balances, December 31, 2017	198,572	$33	$2,445	$13,670	$19	$(6,325)	$9,842
Net income				1,328			1,328
Other comprehensive loss				(4)	(225)		(229)
Common stock repurchases			200			(494)	(294)
Dividends and dividend equivalents			—	(208)			(208)
Stock-based compensation			105				105
Restricted stock unit vesting	—	—	(92)			92	—
Stock option exercises	21	—	49			—	49
Balances, September 30, 2018	198,593	$33	$2,707	$14,786	$(206)	$(6,727)	$10,593
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2019	2018
	(in millions)
Cash flows from operating activities
Net income	$2,195	$1,328
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	786
Net realized capital gains	(23)	(90)
Equity in net earnings of Kindred at Home	(16)	(9)
Stock-based compensation	119	105
Depreciation	382	330
Amortization	53	70
(Benefit) provision for deferred income taxes	(21)	165
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	179	(211)
Other assets	334	(939)
Benefits payable	1,358	410
Other liabilities	168	548
Unearned revenues	(9)	(84)
Other	53	97
Net cash provided by operating activities	4,772	2,506
Cash flows from investing activities
Cash transferred in sale of business	—	(805)
Acquisitions, net of cash acquired	—	(354)
Acquisition, equity method investment in Kindred at Home	—	(1,095)
Purchases of property and equipment	(506)	(436)
Purchases of investment securities	(4,130)	(3,379)
Maturities of investment securities	1,281	815
Proceeds from sales of investment securities	2,878	2,614
Net cash used in investing activities	(477)	(2,640)
Cash flows from financing activities
Receipts from contract deposits, net	11	378
Proceeds from issuance of senior notes, net	987	—
(Repayments) proceeds from issuance of commercial paper, net	(358)	240
Repayment of term loan	(650)	—
Change in book overdraft	102	58
Common stock repurchases	(1,010)	(294)
Dividends paid	(216)	(195)
Proceeds from stock option exercises and other, net	23	47
Net cash (used in) provided by financing activities	(1,111)	234
Increase in cash and cash equivalents	3,184	100
Cash and cash equivalents at beginning of period	2,343	4,042
Cash and cash equivalents at end of period	$5,527	$4,142
Supplemental cash flow disclosures:
Interest payments	$136	$120
Income tax payments, net	$578	$511

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
At September 30, 2019, accounts receivable related to services were $141 million. For the three and nine months ended September 30, 2019, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at September 30, 2019.
For the three and nine months ended September 30, 2019, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.
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

We entered into a shareholders agreement with TPG and WCAS, the Sponsors, that provides for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture beginning on July 2, 2021 and ending on July 1, 2022. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning on July 2, 2022 and ending on July 1, 2023. The put and call options, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation. The simulation relies on assumptions around Kindred at Home's equity value, risk free interest rates, volatility, and the details specific to the put and call options. The final purchase price allocation resulted in approximately $1 billion being allocated to the investment and $236 million and $291 million allocated to the put and call options, respectively. The fair values of the put option and call option were $90 million and $327 million, respectively, at September 30, 2019. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other (income) expense, net" in our condensed consolidated statements of income.
Health Care Reform
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain of these reforms became effective January 1, 2014, including an annual insurance industry premium-based fee. The Continuing Resolution bill, H.R. 195, enacted on January 22, 2018, included a one year suspension in 2019 of the health insurance industry fee, but under current law, the fee is scheduled to resume in calendar year 2020. In October 2018, we paid the federal government $1.04 billion for the annual health insurance industry fee attributed to calendar year 2018. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, was not deductible for tax purposes. Each year on January 1, except when suspended, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $258 million and $778 million for the three and nine months ended September 30, 2018, respectively, resulting from the amortization of the 2018 annual health insurance industry fee.
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

In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

1, 2020. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists of available for sale debt securities. We have identified and are analyzing our financial assets measured at amortized cost that are in scope of the new CECL model. We continue to consider the impact of the modified impairment model as it relates to our available for sale debt securities. We continue to analyze and evaluate these impacts on our results of operations, financial condition, and cash flows.

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

In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers and reinsurers. The new guidance is effective for us beginning with annual and interim periods in 2021, with earlier adoption permitted, and requires retrospective application to previously issued annual and interim financial statements. The FASB has recently proposed delaying the effective date beginning with annual and interim periods in 2022. We are currently evaluating the impact on our results of operations, financial position and cash flows.

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
KMG revenues and pretax income for the nine months ended September 30, 2018 were $182 million and $47 million, respectively. KMG revenues and pretax loss for the three months ended September 30, 2018 were not material.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2019 and December 31, 2018, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$373	$2	$(1)	$374
Mortgage-backed securities	3,543	101	(3)	3,641
Tax-exempt municipal securities	1,465	36	—	1,501
Mortgage-backed securities:
Residential	—	—	—	—
Commercial	641	27	—	668
Asset-backed securities	1,030	3	(3)	1,030
Corporate debt securities	3,509	84	(3)	3,590
Total debt securities	$10,561	$253	$(10)	$10,804

We held $30 million of equity securities as of September 30, 2019 consisting of common stock.

December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$419	$1	$(3)	$417
Mortgage-backed securities	2,595	3	(54)	2,544
Tax-exempt municipal securities	2,805	3	(37)	2,771
Mortgage-backed securities:
Residential	55	—	—	55
Commercial	537	—	(14)	523
Asset-backed securities	991	1	(7)	985
Corporate debt securities	3,239	1	(98)	3,142
Total debt securities	$10,641	$9	$(213)	$10,437

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at September 30, 2019 and December 31, 2018, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$31	$—	$21	$(1)	$52	$(1)
Mortgage-backed securities	122	(1)	269	(2)	391	(3)
Tax-exempt municipal securities	—	—	207	—	207	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—
Commercial	24	—	55	—	79	—
Asset-backed securities	196	(1)	420	(2)	616	(3)
Corporate debt securities	261	(1)	191	(2)	452	(3)
Total debt securities	$634	$(3)	$1,163	$(7)	$1,797	$(10)

December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$179	$(1)	$153	$(2)	$332	$(3)
Mortgage-backed securities	956	(16)	1,019	(38)	1,975	(54)
Tax-exempt municipal securities	809	(9)	1,648	(28)	2,457	(37)
Mortgage-backed securities:
Residential	—	—	15	—	15	—
Commercial	372	(8)	133	(6)	505	(14)
Asset-backed securities	824	(7)	40	—	864	(7)
Corporate debt securities	1,434	(35)	1,439	(63)	2,873	(98)
Total debt securities	$4,574	$(76)	$4,447	$(137)	$9,021	$(213)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at September 30, 2019. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all securities were generated from approximately 250 positions out of a total of approximately 1,530 positions at September 30, 2019. All issuers of securities we own that were trading at an unrealized loss at September 30, 2019 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At September 30, 2019, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at September 30, 2019.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Gross realized gains	$41	$10	$59	$105
Gross realized losses	(23)	(2)	(36)	(15)
Net realized capital (losses) gains	$18	$8	$23	$90

There were no material other-than-temporary impairments for the three and nine months ended September 30, 2019 or 2018.
The contractual maturities of debt securities available for sale at September 30, 2019, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$839	$840
Due after one year through five years	2,277	2,312
Due after five years through ten years	1,730	1,789
Due after ten years	501	524
Mortgage and asset-backed securities	5,214	5,339
Total debt securities	$10,561	$10,804

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2019 and December 31, 2018, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2019
Cash equivalents	$5,015	$5,015	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	374	—	374	—
Mortgage-backed securities	3,641	—	3,641	—
Tax-exempt municipal securities	1,501	—	1,501	—
Mortgage-backed securities:
Residential	—	—	—	—
Commercial	668	—	668	—
Asset-backed securities	1,030	—	1,030	—
Corporate debt securities	3,590	—	3,590	—
Total debt securities	10,804	—	10,804	—
Common stock	30	30	—	—
Total invested assets	$15,849	$5,045	$10,804	$—

December 31, 2018
Cash equivalents	$2,024	$2,024	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	417	—	417	—
Mortgage-backed securities	2,544	—	2,544	—
Tax-exempt municipal securities	2,771	—	2,771	—
Mortgage-backed securities:
Residential	55	—	55	—
Commercial	523	—	523	—
Asset-backed securities	985	—	985	—
Corporate debt securities	3,142	—	3,142	—
Total debt securities	10,437	—	10,437	—
Total invested assets	$12,461	$2,024	$10,437	$—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $5,765 million at September 30, 2019 and $4,774 million at December 31, 2018. The fair value of our senior notes debt was $6,246 million at September 30, 2019 and $5,191 million at December 31, 2018. The fair value of our long-term debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our commercial paper borrowings and term note. The outstanding commercial paper borrowings were $299 million as of September 30, 2019 and we repaid the term note balance in August 2019. The term loan outstanding and commercial paper borrowings were $1,295 million as of December 31, 2018.
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
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2018 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2019 and December 31, 2018. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	September 30, 2019		December 31, 2018
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$11	$337	$15	$172
Trade accounts payable and accrued expenses	(49)	(781)	(103)	(503)
Net current liability	(38)	(444)	(88)	(331)
Other long-term assets	25	—	7	—
Other long-term liabilities	(142)	—	(89)	—
Net long-term liability	(117)	—	(82)	—
Total net liability	$(155)	$(444)	$(170)	$(331)

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2019 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2019	$1,535	$261	$2,101	$3,897
Acquisitions	—	—	25	25
Balance at September 30, 2019	$1,535	$261	$2,126	$3,922

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.

		September 30, 2019			December 31, 2018
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	8.7 years	$647	$481	$166	$646	$434	$212
Trade names and technology	6.4 years	84	84	—	84	83	1
Provider contracts	11.8 years	69	42	27	68	37	31
Noncompetes and other	7.3 years	29	28	1	29	28	1
Total other intangible assets	8.7 years	$829	$635	$194	$827	$582	$245

Amortization expense for other intangible assets was approximately $17 million for the three months ended September 30, 2019 and $19 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, amortization expense for other intangible assets was approximately $53 million and $70 million, respectively. Amortization expense for the nine months ended September 30, 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets. The following table presents our estimate of amortization expense remaining for 2019 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2019	$17
2020	67
2021	34
2022	31
2023	18
2024	11

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

At September 30, 2019, $404 million of operating ROU assets are included within other long-term assets in our condensed consolidated balance sheet. Additionally, at September 30, 2019, $120 million and $324 million of operating ROU lease liabilities are included within trade accounts payable and accrued expenses and other long-term liabilities, respectively, in our condensed consolidated balance sheet based on the remaining lease term.

For the three and nine months ended September 30, 2019, total fixed operating lease costs, excluding short-term lease costs, were $37 million and $115 million, respectively, and are included within operating costs in our condensed consolidated statement of income. Short-term lease costs were not material. In addition, for the three and nine months ended September 30, 2019, total variable operating lease costs were $21 million and $56 million, respectively and are included within operating costs in our condensed consolidated statement of income. We sublease facilities or partial facilities to third party tenants for space not used in our operations. For the three and nine months ended September 30, 2019, sublease rental income was $10 million and $29 million, respectively, and is included within operating costs in our condensed consolidated statement of income.

The weighted average remaining lease term is 4.8 years with a weighted average discount rate of 4.2% at September 30, 2019. For the nine months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $112 million.

Maturity of Lease Liabilities	September 30, 2019
(in millions)
2019 (excluding the nine months ended September 30, 2019)	$36
2020	128
2021	110
2022	89
2023	45
After 2023	82
Total lease payments	490
Less: Interest	46
Present value of ROU lease liabilities	$444

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, was as follows for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
	(in millions)
Balances, beginning of period	$4,862	$4,668
Less: Reinsurance recoverables	(95)	(70)
Balances, beginning of period, net	4,767	4,598
Incurred related to:
Current year	40,499	34,915
Prior years	(331)	(467)
Total incurred	40,168	34,448
Paid related to:
Current year	(34,625)	(30,204)
Prior years	(4,158)	(3,920)
Total paid	(38,783)	(34,124)
Reinsurance recoverable	68	98
Balances, end of period	$6,220	$5,020

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
Benefits expense excluded from the previous table related to our long duration policies was as follows for the nine months ended September 30, 2019 and 2018. The Other Businesses category was related to our closed-block of commercial long-term care insurance policies, which were sold in 2018. We also exited our Individual Commercial business beginning January 1, 2018.

	For the nine months ended September 30,
	2019	2018
	(in millions)
Future policy benefits:
Individual Commercial	$—	$(14)
Other Businesses	—	15
Total future policy benefits	$—	$1

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of September 30, 2019 and 2018, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts. Our Individual Commercial segment incurred claims development was favorable by $58 million for the nine months ended September 30, 2018.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
	(in millions)
Balances, beginning of period	$4,338	$3,963
Less: Reinsurance recoverables	(95)	(70)
Balances, beginning of period, net	4,243	3,893
Incurred related to:
Current year	36,762	31,209
Prior years	(366)	(367)
Total incurred	36,396	30,842
Paid related to:
Current year	(31,476)	(27,062)
Prior years	(3,634)	(3,334)
Total paid	(35,110)	(30,396)
Reinsurance recoverable	68	98
Balances, end of period	$5,597	$4,437

At September 30, 2019, benefits payable for our Retail segment included IBNR of approximately $3.5 billion, primarily associated with claims incurred in 2019.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, was as follows for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
	(in millions)
Balances, beginning of period	$517	$568
Incurred related to:
Current year	4,142	4,018
Prior years	35	(41)
Total incurred	4,177	3,977
Paid related to:
Current year	(3,547)	(3,462)
Prior years	(524)	(509)
Total paid	(4,071)	(3,971)
Balances, end of period	$623	$574

At September 30, 2019, benefits payable for our Group and Specialty segment included IBNR of approximately $530 million, primarily associated with claims incurred in 2019.

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

September 30,
2019
Net outstanding liabilities	(in millions)
Retail	$5,529
Group and Specialty	623
Benefits payable, net of reinsurance	6,152

Reinsurance recoverable on unpaid claims
Retail	68
Total benefits payable, gross	$6,220

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$689	$644	$2,195	$1,328
Weighted average outstanding shares of common stock used to compute basic earnings per common share	133,321	137,709	134,589	137,792
Dilutive effect of:
Employee stock options	101	186	99	199
Restricted stock	603	783	501	704
Shares used to compute diluted earnings per common share	134,025	138,678	135,189	138,695
Basic earnings per common share	$5.16	$4.68	$16.31	$9.64
Diluted earnings per common share	$5.14	$4.65	$16.24	$9.58
Number of antidilutive stock options and restricted stock excluded from computation	302	36	589	284

11. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2018 and 2019 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2018 payments
12/29/2017	1/26/2018	$0.40	$55
3/30/2018	4/27/2018	$0.50	$69
6/29/2018	7/27/2018	$0.50	$69
9/28/2018	10/26/2018	$0.50	$69
2019 payments
12/31/2018	1/25/2019	$0.50	$68
3/29/2019	4/26/2019	$0.55	$74
6/28/2019	7/26/2019	$0.55	$74
9/30/2019	10/25/2019	$0.55	$73

On October 24, 2019, the Board declared a cash dividend of $0.55 per share payable on January 31, 2020, to stockholders of record on December 31, 2019.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On November 28, 2018, we entered into an accelerated stock repurchase agreement, the November 2018 ASR, with Goldman Sachs to repurchase $750 million of our common stock as part of the $3.0 billion share repurchase program authorized by the Board of Directors on December 14, 2017. On November 29, 2018, we made a payment of $750 million to Goldman Sachs from available cash on hand and received an initial delivery of 1.94 million shares of our common stock from Goldman Sachs based on the then current price of our common stock. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $600 million increase in treasury stock, which reflects the value of the initial 1.94 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the November 2018 ASR. Upon final settlement of the November 2018 ASR on February 28, 2019, we received an additional 0.6 million shares as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement of $295.15, less a discount and subject to adjustments pursuant to the terms and conditions of the November 2018 ASR, bringing the total shares received under this program to 2.54 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock.
On July 30, 2019, the Board of Directors replaced a previous share repurchase authorization of up to $3 billion (of which approximately $1.03 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2022.
On July 31, 2019, we entered into an accelerated stock repurchase agreement, the July 2019 ASR, with Citibank, N.A., or Citi, to repurchase $1 billion of our common stock. On August 2, 2019, we made a payment of $1 billion to Citi and received an initial delivery of 2.7 million shares of our common stock. We recorded the payment to Citi as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 2.7 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflects the value of stock held back by Citi pending final settlement of the July 2019 ASR. The final number of shares that we may receive, or be required to remit, under the agreement, will be determined based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the July 2019 ASR. We expect final settlement under the July 2019 ASR to occur during the fourth quarter of 2019. The agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms upon certain specified events, the circumstances generally under which final settlement of the agreement may be accelerated, extended, or terminated early by Citi or Humana as well as various acknowledgments and representations made by the parties to each other. At final settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from Citi or we may be required to make a payment. If we are obligated to make payment, we may elect to satisfy such obligation in cash or shares of our common stock.
In connection with employee stock plans, we acquired 35,000 common shares for $10 million and 0.3 million common shares for $70 million during the nine months ended September 30, 2019 and 2018, respectively.
Treasury Stock Reissuance
We reissued 0.2 million shares of treasury stock during the nine months ended September 30, 2019 at a cost of $18.6 million associated with restricted stock unit vestings and option exercises.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income included net unrealized gains, net of tax, on our investment securities of $177 million at September 30, 2019 and net unrealized losses, net of tax, on our investment securities of $159 million at December 31, 2018.
12. INCOME TAXES
The effective income tax rate was 22.5% and 23.8% for the three and nine months ended September 30, 2019, respectively, compared to 29.1% and 18.8% for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of the suspension of the non-deductible health insurance industry fee in 2019 as well as the deferred tax benefit recognized in 2018 from the loss on sale of KMG. The effective income tax rate for the nine months ended September 30, 2018 reflected a $430 million deferred tax benefit, resulting from the loss on the sale of KMG attributable to its original tax basis and subsequent capital contributions to fund accumulated losses.
13.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in millions)
Short-term debt:
Commercial paper	$299	$645
Term note	—	650
Senior note:
$400 million, 2.625% due October 1, 2019	400	399
Total short-term debt	$699	$1,694

Long-term debt:
Senior notes:
$400 million, 2.50% due December 15, 2020	$399	$398
$400 million, 2.90% due December 15, 2022	397	396
$600 million, 3.15% due December 1, 2022	597	596
$600 million, 3.85% due October 1, 2024	597	597
$600 million, 3.95% due March 15, 2027	595	594
$500 million, 3.125% due August 15, 2029	495	—
$250 million, 8.15% due June 15, 2038	262	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	396	396
$500 million, 3.95% due August 15, 2049	492	—
Total long-term debt	$5,365	$4,375

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Senior Notes
In August 2019, we issued $500 million of 3.125% senior notes due August 15, 2029 and $500 million of 3.950% senior notes due August 15, 2049. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of September 30, 2019 were $987 million. We used the net proceeds from this offering, together with available cash, to repay the $650 million outstanding amount due under our term note in August 2019, and the $400 million aggregate principal amount of our 2.625% senior notes due on its maturity date of October 1, 2019.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 34% as measured in accordance with the credit agreement as of September 30, 2019. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At September 30, 2019, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of September 30, 2019, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2019 was $670 million, with $299 million outstanding at September 30, 2019 compared to $645 million outstanding at December 31, 2018. The outstanding commercial paper at September 30, 2019 had a weighted average annual interest rate of 2.5%.
Term Note
In November 2018, we entered into a $1.0 billion term note agreement with a bank at a variable rate of interest due within one year. We may elect to incur interest at either the bank's base rate or LIBOR plus 115 basis points. The base rate is defined as the higher of the daily federal funds rate plus 50 basis points; or the bank's prime rate; or LIBOR plus 100 basis points. The term note shares the customary terms and provisions as well as financial covenants of our

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Credit Agreement, as discussed above. The note was prepayable without penalty. We repaid $350 million prior to December 31, 2018 and repaid the outstanding balance of $650 million in August 2019.
14. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 80% of our total premiums and services revenue for the nine months ended September 30, 2019, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2020, and all of our product offerings for 2020 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On October 26, 2018, CMS issued a proposed rule and accompanying materials (which we refer to as the “Proposed Rule”) related to, among other things, the RADV audit methodology described above. If implemented, the Proposed Rule would use extrapolation in RADV audits applicable to payment year 2011 contract-level audits and all subsequent audits, without the application of a FFS Adjuster to audit findings. We believe that the Proposed Rule fails to address adequately the statutory requirement of actuarial equivalence, and have provided substantive comments to CMS on the Proposed Rule as part of the notice-and-comment rulemaking process. Whether, and to what extent, CMS finalizes the Proposed Rule, and any related regulatory, industry or company reactions, could have a material adverse effect on our results of operations, financial position, or cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At September 30, 2019, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2019, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the nine months ended September 30, 2019. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers.   We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of September 30, 2019.  We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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
15. SEGMENT INFORMATION
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. Beginning January 1, 2018, we exited the individual commercial fully-insured medical health insurance business, as well as certain other business, and therefore no longer report separately the Individual Commercial segment and the Other Business category in the current year. Previously, the Other Business category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles, primarily our closed-block of commercial long-term care insurance policies which were sold in 2018. The reportable segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the Chief Operating Decision Maker, to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our minority investment in Kindred at Home. We reported under the category of Other Businesses those businesses that did not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold in 2018.
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.0 billion and $3.5 billion for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018 these amounts were $10.7 billion and $9.7 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $32 million and $29 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the amount of this expense was $92 million and $98 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three and nine months ended September 30, 2019 and 2018:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2019	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$10,752	$—	$—	$—	$10,752
Group Medicare Advantage	1,609	—	—	—	1,609
Medicare stand-alone PDP	781	—	—	—	781
Total Medicare	13,142	—	—	—	13,142
Fully-insured	150	1,278	—	—	1,428
Specialty	—	400	—	—	400
Medicaid and other	742	—	—	—	742
Total premiums	14,034	1,678	—	—	15,712
Services revenue:
Provider	—	—	136	—	136
ASO and other	4	200	—	—	204
Pharmacy	—	—	53	—	53
Total services revenue	4	200	189	—	393
Total external revenues	14,038	1,878	189	—	16,105
Intersegment revenues
Services	—	4	4,654	(4,658)	—
Products	—	—	1,759	(1,759)	—
Total intersegment revenues	—	4	6,413	(6,417)	—
Investment income	50	7	—	79	136
Total revenues	14,088	1,889	6,602	(6,338)	16,241
Operating expenses:
Benefits	12,050	1,448	—	(141)	13,357
Operating costs	1,310	413	6,348	(6,182)	1,889
Depreciation and amortization	89	24	43	(29)	127
Total operating expenses	13,449	1,885	6,391	(6,352)	15,373
Income from operations	639	4	211	14	868
Interest expense	—	—	—	62	62
Other income, net	—	—	—	(82)	(82)
Income before income taxes and equity in net earnings	639	4	211	34	888
Equity in net earnings of Kindred at Home	—	—	1	—	1
Segment earnings	$639	$4	$212	$34	$889

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended September 30, 2018
External revenues
Premiums:
Individual Medicare Advantage	$8,912	$—	$—	$—	$—	$—	$8,912
Group Medicare Advantage	1,542	—	—	—	—	—	1,542
Medicare stand-alone PDP	893	—	—	—	—	—	893
Total Medicare	11,347	—	—	—	—	—	11,347
Fully-insured	129	1,345	—	1	—	—	1,475
Specialty	—	325	—	—	—	—	325
Medicaid and other	561	—	—	—	4	—	565
Total premiums	12,037	1,670	—	1	4	—	13,712
Services revenue:
Provider	—	—	113	—	—	—	113
ASO and other	1	215	—	—	—	—	216
Pharmacy	—	—	52	—	—	—	52
Total services revenue	1	215	165	—	—	—	381
Total external revenues	12,038	1,885	165	1	4	—	14,093
Intersegment revenues
Services	—	4	4,214	—	—	(4,218)	—
Products	—	—	1,576	—	—	(1,576)	—
Total intersegment revenues	—	4	5,790	—	—	(5,794)	—
Investment income	35	5	11	—	10	52	113
Total revenues	12,073	1,894	5,966	1	14	(5,742)	14,206
Operating expenses:
Benefits	10,020	1,347	—	(4)	12	(132)	11,243
Operating costs	1,352	445	5,720	—	2	(5,619)	1,900
Depreciation and amortization	67	21	40	—	—	(26)	102
Total operating expenses	11,439	1,813	5,760	(4)	14	(5,777)	13,245
Income from operations	634	81	206	5	—	35	961
Gain on sale of business	—	—	—	—	—	(4)	(4)
Interest expense	—	—	—	—	—	53	53
Other expense, net	—	—	—	—	—	11	11
Income (loss) before income taxes and equity in net earnings	634	81	206	5	—	(25)	901
Equity in net earnings of Kindred at Home	—	—	9	—	—	—	9
Segment earnings (loss)	$634	$81	$215	$5	$—	$(25)	$910

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2019
External revenues
Premiums:
Individual Medicare Advantage	$32,254	$—	$—	$—	$32,254
Group Medicare Advantage	4,867	—	—	—	4,867
Medicare stand-alone PDP	2,408	—	—	—	2,408
Total Medicare	39,529	—	—	—	39,529
Fully-insured	434	3,873	—	—	4,307
Specialty	—	1,160	—	—	1,160
Medicaid and other	2,143	—	—	—	2,143
Total premiums	42,106	5,033	—	—	47,139
Services revenue:
Provider	—	—	367	—	367
ASO and other	14	587	—	—	601
Pharmacy	—	—	135	—	135
Total services revenue	14	587	502	—	1,103
Total external revenues	42,120	5,620	502	—	48,242
Intersegment revenues
Services	—	13	13,456	(13,469)	—
Products	—	—	5,128	(5,128)	—
Total intersegment revenues	—	13	18,584	(18,597)	—
Investment income	139	17	1	194	351
Total revenues	42,259	5,650	19,087	(18,403)	48,593
Operating expenses:
Benefits	36,396	4,177	—	(405)	40,168
Operating costs	3,664	1,232	18,371	(18,015)	5,252
Depreciation and amortization	239	67	121	(84)	343
Total operating expenses	40,299	5,476	18,492	(18,504)	45,763
Income from operations	1,960	174	595	101	2,830
Interest expense	—	—	—	184	184
Other income, net	—	—	—	(217)	(217)
Income before income taxes and equity in net earnings	1,960	174	595	134	2,863
Equity in net earnings of Kindred at Home	—	—	16	—	16
Segment earnings	$1,960	$174	$611	$134	$2,879

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
Nine months ended September 30, 2018
External Revenues
Premiums:
Individual Medicare Advantage	$26,790	$—	$—	$—	$—	$—	$26,790
Group Medicare Advantage	4,575	—	—	—	—	—	4,575
Medicare stand-alone PDP	2,703	—	—	—	—	—	2,703
Total Medicare	34,068	—	—	—	—	—	34,068
Fully-insured	379	4,083	—	6	—	—	4,468
Specialty	—	1,014	—	—	—	—	1,014
Medicaid and other	1,664	—	—	—	22	—	1,686
Total premiums	36,111	5,097	—	6	22	—	41,236
Services revenue:
Provider	—	—	290	—	—	—	290
ASO and other	6	642	—	—	4	—	652
Pharmacy	—	—	148	—	—	—	148
Total services revenue	6	642	438	—	4	—	1,090
Total external revenues	36,117	5,739	438	6	26	—	42,326
Intersegment revenues
Services	—	13	12,426	—	—	(12,439)	—
Products	—	—	4,722	—	—	(4,722)	—
Total intersegment revenues	—	13	17,148	—	—	(17,161)	—
Investment income	102	18	34	—	110	154	418
Total revenues	36,219	5,770	17,620	6	136	(17,007)	42,744
Operating expenses:
Benefits	30,842	3,977	—	(73)	77	(374)	34,449
Operating costs	3,784	1,355	16,910	3	6	(16,648)	5,410
Depreciation and amortization	199	66	125	—	—	(88)	302
Total operating expenses	34,825	5,398	17,035	(70)	83	(17,110)	40,161
Income from operations	1,394	372	585	76	53	103	2,583
Loss on sale of business	—	—	—	—	—	786	786
Interest expense	—	—	—	—	—	159	159
Other expense, net	—	—	—	—	—	11	11
Income (loss) before income taxes and equity in net earnings	1,394	372	585	76	53	(853)	1,627
Equity in net earnings of Kindred at Home	—	—	9	—	—	—	9
Segment earnings (loss)	$1,394	$372	$594	$76	$53	$(853)	$1,636

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
Business Segments
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. Beginning January 1, 2018, we exited the individual commercial fully-insured medical health insurance business, as well as certain other business, and therefore no longer report separately the Individual Commercial segment and the Other Business category in the current year. Previously, the Other Business category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles, primarily our closed-block of commercial long-term care insurance policies which were sold in 2018. The reportable segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the Chief Operating Decision Maker, to assess performance and allocate resources.
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our minority investment in Kindred at Home. We reported under the category of Other Businesses those businesses that did not align with the reportable segments described above, primarily our closed-block long-term care insurance policies, which were sold in 2018.
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
2019 Highlights

•
Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2019, approximately 2,340,600 members, or 66%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,010,800 members, or 66%, at September 30, 2018. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 882,800 at September 30, 2019, an increase of 23.8% from 713,300 at September 30, 2018. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is driven by our improved process for identifying and enrolling members in the appropriate program at the right time, coupled with growth in Special Needs Plans, or SNP, membership.

•
In October 2019, the Centers for Medicare and Medicaid Services published its updated Medicare Star Ratings for bonus year 2021. We have 3.7 million members, or 92% of our Medicare Advantage membership as of August 2019, enrolled in 18 contracts that received a 4-star rating or above. In addition, we received a 5 out of 5-star rating for our CarePlus Health Plans, Inc. contract in Florida, and received a 4.5-star rating for six Medicare Advantage contracts offered in 19 states, which cover approximately 1.2 million members. The continued improvement in our Star ratings reflects our enterprise-wide focus on driving quality and improved health outcomes.

•
Net income increased $867 million from $1.3 billion in 2018 to $2.2 billion in 2019 and earnings per diluted common share increased $6.66 from $9.58 earnings per diluted common share in 2018 to $16.24 earnings per diluted common share in 2019. This comparison was primarily impacted by our Medicare Advantage business and Healthcare Services segment, as well as by previously implemented productivity initiatives that led to significant operating cost efficiencies in 2019. These impacts were partially offset by strategic investments in our integrated care delivery model, the impact of higher compensation accruals for the Annual Incentive Plan, or AIP, offered to employees across all levels of the company, lower Group and Specialty segment earnings, and the impact of workforce optimization. These changes were further favorably impacted by the suspension of the health industry insurance fee in 2019 and by a lower number of shares used to compute dilutive earnings per share, primarily reflecting share repurchases. In addition, the 2019 period was impacted by the loss on the sale of KMG recognized in 2018.

•	Contributing to our Retail segment revenue growth was our individual Medicare Advantage membership, which increased 508,700 members, or 16.7%, from September 30, 2018 to September 30, 2019.

•
Our operating cash flow of $4.8 billion for 2019 improved primarily from the timing of working capital changes, higher earnings, and the impact of an approximately $245 million payment related to reinsuring certain voluntary benefit and financial protection products to a third party in connection with the sale of KMG in 2018.

•
On July 31, 2019, we entered into an accelerated stock repurchase agreement, the July 2019 ASR, with Citibank, N.A., or Citi, to repurchase $1 billion of our common stock. On August 2, 2019, we made a payment of $1 billion to Citi and received an initial delivery of 2.7 million shares of our common stock. We expect final settlement under the agreement to occur during the fourth quarter of 2019.

•
In August 2019, we issued $500 million of 3.125% senior notes due August 15, 2029 and $500 million of 3.950% senior notes due August 15, 2049. Our net proceeds, reduced for the underwriters discount and commission and offering expenses paid as of September 30, 2019, were $987 million.

•
During the third quarter of 2019, we initiated an involuntary workforce optimization program that will allow us to promote operational excellence, accelerate our strategy, fund critical initiatives and advance our growth objectives. As a result we recorded estimated charges of $46 million, or $0.26 per diluted common share, on the corporate level, included with operating costs in the condensed consolidated statements of income. We expect this liability to be primarily paid within 12 months and classified it as a current liability, included in trade accounts payable and accrued expenses.

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

Comparison of Results of Operations for 2019 and 2018
The following discussion primarily deals with our results of operations for the three months ended September 30, 2019, or the 2019 quarter, the three months ended September 30, 2018, or the 2018 quarter, the nine months ended September 30, 2019, or the 2019 period, and the nine months ended September 30, 2018, or the 2018 period.
Consolidated

	For the three months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$14,034	$12,037	$1,997	16.6%
Group and Specialty	1,678	1,670	8	0.5%
Individual Commercial	—	1	(1)	(100.0)%
Other Businesses	—	4	(4)	(100.0)%
Total premiums	15,712	13,712	2,000	14.6%
Services:
Retail	4	1	3	300.0%
Group and Specialty	200	215	(15)	(7.0)%
Healthcare Services	189	165	24	14.5%
Total services	393	381	12	3.1%
Investment income	136	113	23	20.4%
Total revenues	16,241	14,206	2,035	14.3%
Operating expenses:
Benefits	13,357	11,243	2,114	18.8%
Operating costs	1,889	1,900	(11)	(0.6)%
Depreciation and amortization	127	102	25	24.5%
Total operating expenses	15,373	13,245	2,128	16.1%
Income from operations	868	961	(93)	(9.7)%
Gain on sale of business	—	(4)	4	(100.0)%
Interest expense	62	53	9	17.0%
Other (income) expense, net	(82)	11	(93)	(845.5)%
Income before income taxes and equity in net earnings	888	901	(13)	(1.4)%
Provision for income taxes	200	266	(66)	(24.8)%
Equity in net earnings of Kindred at Home	1	9	(8)	(88.9)%
Net income	$689	$644	$45	7.0%
Diluted earnings per common share	$5.14	$4.65	$0.49	10.5%
Benefit ratio (a)	85.0%	82.0%		3.0%
Operating cost ratio (b)	11.7%	13.5%		(1.8)%
Effective tax rate	22.5%	29.1%		(6.6)%

(a)	Represents benefits expense as a percentage of premiums revenue.

(b)	Represents operating costs as a percentage of total revenues less investment income.

	For the nine months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$42,106	$36,111	$5,995	16.6%
Group and Specialty	5,033	5,097	(64)	(1.3)%
Individual Commercial	—	6	(6)	(100.0)%
Other Businesses	—	22	(22)	(100.0)%
Total premiums	47,139	41,236	5,903	14.3%
Services:
Retail	14	6	8	133.3%
Group and Specialty	587	642	(55)	(8.6)%
Healthcare Services	502	438	64	14.6%
Other Businesses	—	4	(4)	(100.0)%
Total services	1,103	1,090	13	1.2%
Investment income	351	418	(67)	(16.0)%
Total revenues	48,593	42,744	5,849	13.7%
Operating expenses:
Benefits	40,168	34,449	5,719	16.6%
Operating costs	5,252	5,410	(158)	(2.9)%
Depreciation and amortization	343	302	41	13.6%
Total operating expenses	45,763	40,161	5,602	13.9%
Income from operations	2,830	2,583	247	9.6%
Loss on sale of business	—	786	(786)	(100.0)%
Interest expense	184	159	25	15.7%
Other (income) expense, net	(217)	11	(228)	(2,072.7)%
Income before income taxes and equity in net earnings	2,863	1,627	1,236	76.0%
Provision for income taxes	684	308	376	122.1%
Equity in net earnings of Kindred at Home	16	9	7	77.8%
Net income	$2,195	$1,328	$867	65.3%
Diluted earnings per common share	$16.24	$9.58	$6.66	69.5%
Benefit ratio (a)	85.2%	83.5%		1.7%
Operating cost ratio (b)	10.9%	12.8%		(1.9)%
Effective tax rate	23.8%	18.8%		5.0%

(a)	Represents benefits expense as a percentage of premiums revenue.

(b)	Represents operating costs as a percentage of total revenues less investment income.

Summary
Net income was $689 million, or $5.14 per diluted common share, in the 2019 quarter compared to $644 million, or $4.65 per diluted common share, in the 2018 quarter. Net income was $2.2 billion, or $16.24 per diluted common share, in the 2019 period compared to $1.3 billion, or $9.58 per diluted common share, in the 2018 period. These increases were primarily impacted by our Medicare Advantage business and Healthcare Services segment, as well as by previously implemented productivity initiatives that led to significant operating cost efficiencies in 2019. These impacts were partially offset by strategic investments in our integrated care delivery model, the impact of higher compensation accruals for the AIP offered to employees across all levels of the company, lower Group and Specialty segment earnings, and the impact of workforce optimization. These changes were further favorably impacted by the suspension of the health industry insurance fee in 2019 and by a lower number of shares used to compute dilutive earnings per share, primarily reflecting share repurchases. In addition, the 2019 period was impacted by the loss on the sale of KMG recognized in 2018.
Premiums Revenue
Consolidated premiums increased $2.0 billion, or 14.6%, from the 2018 quarter to $15.7 billion for the 2019 quarter and increased $5.9 billion, or 14.3%, from the 2018 period to $47.1 billion for the 2019 period primarily due to higher premiums in the Retail segment, driven by higher premium revenues from out Medicare Advantage business resulting from membership growth and higher per member premiums. These increases were partially offset by the impact of declining stand-alone PDP membership year-over-year, as well as lower premiums in the Group and Specialty segment in the 2019 period as discussed in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue increased $12 million, or 3.1%, from the 2018 quarter to $393 million for the 2019 quarter primarily due to an increase in services revenue in the Healthcare Services segment, partially offset by a decline in the Group and Specialty segment as detailed in the segment results discussion that follows. Consolidated services revenue was relatively unchanged at $1.10 billion for the 2019 period increasing $13 million, or 1.2%, from the 2018 period due to increased services revenue in the Healthcare Services segment, partially offset by a decline in the Group and Specialty segment as detailed in the segment results discussion that follows.
Investment Income
Investment income totaled $136 million for the 2019 quarter, increasing $23 million, or 20.4%, from $113 million for the 2018 quarter. This increase primarily reflects higher realized capital gains, higher average invested capital balances, and higher interest rates. For the 2019 period, investment income totaled $351 million, decreasing $67 million, or 16.0%, from $418 million in the 2018 period. This decrease primarily reflects lower realized capital gains and lower average invested balances, partially offset by higher interest rates.
Benefits Expense
Consolidated benefits expense was $13.4 billion for the 2019 quarter, an increase of $2.1 billion from the 2018 quarter. For the 2019 period, benefits expense was $40.2 billion, an increase of $5.7 billion from the 2018 period. The consolidated benefit ratio for the 2019 quarter of 85.0% increased 300 basis points from 82.0% in the 2018 quarter. The consolidated benefit ratio for the 2019 period increased 170 basis points to 85.2% from 83.5% in the 2018 period. These increases were primarily due to the suspension of the health insurance industry fee in 2019, which was contemplated in the pricing and benefit design of our products, lower favorable prior-period medical claims reserve development, an increase in the Group and Specialty benefit ratio as discussed in the detailed segment results discussion that follows, and the shift in Medicare membership mix, due to the loss of stand-alone PDP members and significant growth in Medicare Advantage members. These increases were partially offset by engaging our Medicare Advantage members in clinical programs, as well as ensuring they are appropriately documented under the CMS risk-adjustment model, and lower than expected medical costs as compared to the assumptions used in the pricing of our individual Medicare Advantage business for 2019. In addition, the 2019 quarter was significantly negatively impacted by weekday seasonality.

The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 40 basis points in the 2019 quarter versus approximately 90 basis points in the 2018 quarter. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 70 basis points to 85.2% for the 2019 period compared to approximately 110 basis points to 83.5% for the 2018 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $11 million, or 0.6%, during the 2019 quarter compared to the 2018 quarter and decreased $158 million, or 2.9%, during the 2019 period compared to the 2018 period. These decreases were primarily due to a decrease in operating costs in the Retail and the Group and Specialty segments as discussed in the detailed segment results discussion that follows.
The consolidated operating cost ratio for the 2019 quarter of 11.7% decreased 180 basis points from 13.5% in the 2018 quarter and for the 2019 period decreased 190 basis points to 10.9% from 12.8% in the 2018 period. These decreases were primarily due to the suspension of the health insurance industry fee in 2019, scale efficiencies associated with growth in our Medicare Advantage membership, and significant operating cost efficiencies in 2019 driven by previously implemented productivity initiatives. These improvements were partially offset by strategic investments in our integrated care delivery model, the impact of higher compensation expense accruals in the 2019 quarter for the AIP offered to employees across all levels, and charges associated with workforce optimization. The higher compensation accruals resulted from our continued strong performance, including customer satisfaction as measured by the net promoter score, along with higher than anticipated individual Medicare Advantage membership growth. The non-deductible health insurance industry fee impacted the operating cost ratio by 180 basis points in both the 2018 quarter and period.
Depreciation and Amortization
Depreciation and amortization for the 2019 quarter totaled $127 million compared to $102 million for the 2018 quarter. For the 2019 period, depreciation and amortization totaled $343 million compared to $302 million for the 2018 period. We accelerated the depreciation related to certain capitalized software of $19 million in the 2019 quarter and period.
Interest Expense
Interest expense for the 2019 quarter of $62 million increased $9 million, compared to $53 million for the 2018 quarter. Interest expense for the 2019 period of $184 million increased $25 million, compared to $159 million for the 2018 period. These increases were primarily due to the higher average borrowings outstanding including the impact of the borrowings under the November 2018 term loan agreement and senior notes issued in August 2019.
Income Taxes
The effective income tax rate was 22.5% and 23.8% for the three and nine months ended September 30, 2019, respectively, compared to 29.1% and 18.8% for the three and nine months ended September 30, 2018, respectively. These changes primarily reflect the impact of the suspension of the non-deductible health insurance industry fee in 2019 as well as the deferred tax benefit recognized in 2018 from the loss on sale of KMG. The effective income tax rate for the nine months ended September 30, 2018 reflected a $430 million deferred tax benefit, resulting from the loss on the sale of KMG attributable to its original tax basis and subsequent capital contributions to fund accumulated losses.

Retail Segment

	September 30,		Change
	2019	2018	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,552,500	3,043,800	508,700	16.7%
Group Medicare Advantage	523,900	496,800	27,100	5.5%
Medicare stand-alone PDP	4,379,800	5,015,900	(636,100)	(12.7)%
Total Retail Medicare	8,456,200	8,556,500	(100,300)	(1.2)%
State-based Medicaid	469,000	323,800	145,200	44.8%
Medicare Supplement	286,600	246,600	40,000	16.2%
Total Retail medical members	9,211,800	9,126,900	84,900	0.9%

	For the three months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$10,752	$8,912	$1,840	20.6%
Group Medicare Advantage	1,609	1,542	67	4.3%
Medicare stand-alone PDP	781	893	(112)	(12.5)%
Total Retail Medicare	13,142	11,347	1,795	15.8%
State-based Medicaid	742	561	181	32.3%
Medicare Supplement	150	129	21	16.3%
Total premiums	14,034	12,037	1,997	16.6%
Services	4	1	3	300.0%
Total premiums and services revenue	$14,038	$12,038	$2,000	16.6%
Segment earnings	$639	$634	$5	0.8%
Benefit ratio	85.9%	83.2%		2.7%
Operating cost ratio	9.3%	11.2%		(1.9)%

	For the nine months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$32,254	$26,790	$5,464	20.4%
Group Medicare Advantage	4,867	4,575	292	6.4%
Medicare stand-alone PDP	2,408	2,703	(295)	(10.9)%
Total Retail Medicare	39,529	34,068	5,461	16.0%
State-based Medicaid	2,143	1,664	479	28.8%
Medicare Supplement	434	379	55	14.5%
Total premiums	42,106	36,111	5,995	16.6%
Services	14	6	8	133.3%
Total premiums and services revenue	$42,120	$36,117	$6,003	16.6%
Segment earnings	$1,960	$1,394	$566	40.6%
Benefit ratio	86.4%	85.4%		1.0%
Operating cost ratio	8.7%	10.5%		(1.8)%
Segment Earnings

•
Retail segment earnings increased $5 million, or 0.8%, from $634 million in the 2018 quarter to $639 million in the 2019 quarter. Retail segment earnings increased $566 million, or 40.6%, from $1.4 billion in the 2018 period to $2.0 billion in the 2019 period. These increases primarily reflect the lower operating cost ratio, partially offset by the higher benefit ratio as more fully described below. As expected, the higher-than-anticipated individual Medicare Advantage membership growth during the previous Annual Election Period, or AEP, had a muted impact on the segment's earnings in the 2019 period. While new Medicare Advantage members increase revenue, on average, they have a break even impact on segment earnings in the first year as they were not previously engaged in a clinical programs or appropriately documented under the CMS risk-adjustment model, and accordingly, carry a higher benefit ratio.

Enrollment

•
Individual Medicare Advantage membership increased 508,700 members, or 16.7%, from September 30, 2018 to September 30, 2019, primarily due to membership additions associated with the previous AEP and Open Election Period, or OEP, for Medicare beneficiaries. The OEP sales period, which ran from January 1 to March 31, added approximately 43,700 members. Since March 31, 2019, enrollment has continued to increase due to strong sales to age-ins and those eligible for Dual Eligible Special Need Plans, or D-SNP. Individual Medicare Advantage membership includes 280,700 D-SNP members as of September 30, 2019, a net increase of 69,300, or 32.8%, from 211,400 as of September 30, 2018.

•
Group Medicare Advantage membership increased 27,100, or 5.5%, from September 30, 2018 to September 30, 2019, primarily due to net membership additions associated with the previous AEP for Medicare beneficiaries.

•
Medicare stand-alone PDP membership decreased 636,100 members, or 12.7%, from September 30, 2018 to September 30, 2019 reflecting net declines during the previous AEP for Medicare beneficiaries. These anticipated declines were primarily due to the competitive nature of the industry and the pricing discipline we have employed, which resulted in us no longer being the low cost plan in any market for 2019.

•
State-based Medicaid membership increased 145,200 members, or 44.8%, from September 30, 2018 to September 30, 2019, primarily driven by the statewide award of a comprehensive contract under the Managed Medical Assistance, or MMA, program in Florida.

Premiums Revenue

•
Retail segment premiums increased $2.0 billion, or 16.6%, from the 2018 quarter to the 2019 quarter and increased $6.0 billion, or 16.6%, from the 2018 period to the 2019 period primarily due to Medicare Advantage membership growth and higher per member premiums, as well as increased state-based contracts membership. These favorable items were partially offset by the decline in membership in our stand-alone PDP offerings.

Benefits Expense

•
The Retail segment benefit ratio increased 270 basis points from 83.2% in the 2018 quarter to 85.9% in the 2019 quarter primarily due to the suspension of the health insurance industry fee in 2019 which was contemplated in the pricing and benefit design of our products, the significant unfavorable impact in the 2019 quarter of weekday seasonality, lower favorable prior-period medical claims reserve development, as well as the shift in Medicare membership mix due to the loss of stand-alone PDP members and the significant growth in Medicare Advantage members. These increases were partially offset by engaging our Medicare Advantage members in clinical programs as well as ensuring they are appropriately documented under the CMS risk-adjustment model, and lower than expected medical costs as compared to the assumptions used in the pricing of our individual Medicare Advantage business for 2019. The Retail segment benefit ratio increased 100 basis points from 85.4% in the 2018 period to 86.4% in the 2019 period, primarily reflecting the same factors that affected the 2019 quarter described above, but excluding the impact of weekday seasonality. These factors were partially offset by the impact of a less severe flu season in the 2019 period.

•
The Retail segment's benefits expense for the 2019 quarter included $55 million in favorable prior-period medical claims reserve development versus $120 million in the 2018 quarter. For the 2019 period, the benefits expense includes the beneficial effect of $366 million in favorable prior-period medical claims reserve development versus $367 million in the 2018 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 40 basis points in the 2019 quarter versus approximately 100 basis points in the 2018 quarter. Favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 90 basis points in the 2019 period versus approximately 100 basis points in the 2018 period.

Operating Costs

•
The Retail segment operating cost ratio of 9.3% for the 2019 quarter decreased 190 basis points from 11.2% for the 2018 quarter. The Retail segment operating cost ratio of 8.7% for the 2019 period decreased 180 basis points from 10.5% for the 2018 period. These decreases primarily were due to the suspension of the health insurance industry fee in 2019, as well as scale efficiencies associated with growth in our Medicare Advantage membership, and significant operating costs efficiencies in 2019 driven by previously implemented productivity initiatives. These decreases were partially offset by the strategic investments in our integrated care delivery model and the impact of higher compensation expense accruals in 2019 for the AIP as a result of our continued strong performance. The non-deductible health insurance industry fee impacted the operating cost ratio by 190 basis points in the 2018 quarter and period.

Group and Specialty Segment

	September 30,		Change
	2019	2018	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	927,400	1,029,100	(101,700)	(9.9)%
ASO	516,800	449,900	66,900	14.9%
Military services	5,998,700	5,927,400	71,300	1.2%
Total group and specialty medical members	7,442,900	7,406,400	36,500	0.5%
Specialty membership (a)	5,411,400	6,116,300	(704,900)	(11.5)%

(a)
Specialty products include dental, vision, voluntary benefit products and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,278	$1,345	$(67)	(5.0)%
Group specialty	400	325	75	23.1%
Total premiums	1,678	1,670	8	0.5%
Services	200	215	(15)	(7.0)%
Total premiums and services revenue	$1,878	$1,885	$(7)	(0.4)%
Segment earnings	$4	$81	$(77)	(95.1)%
Benefit ratio	86.3%	80.7%		5.6%
Operating cost ratio	21.9%	23.6%		(1.7)%

	For the nine months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$3,873	$4,083	$(210)	(5.1)%
Group specialty	1,160	1,014	146	14.4%
Total premiums	5,033	5,097	(64)	(1.3)%
Services	587	642	(55)	(8.6)%
Total premiums and services revenue	$5,620	$5,739	$(119)	(2.1)%
Segment earnings	$174	$372	$(198)	(53.2)%
Benefit ratio	83.0%	78.0%		5.0%
Operating cost ratio	21.9%	23.6%		(1.7)%
Segment Earnings

•
Group and Specialty segment earnings decreased $77 million, or 95.1%, from $81 million in the 2018 quarter to $4 million in the 2019 quarter. Group and Specialty segment earnings decreased $198 million, or 53.2%, from $372 million in the 2018 period to $174 million in the 2019 period. These decreases were primarily due to a higher benefit ratio, along with lower military services business earnings. Earnings comparisons related to the military services business were unfavorably impacted by the receipt of certain contractual incentives and adjustments in 2018 related to the previous TRICARE contract which did not recur in 2019. These decreases were partially offset by the improvement in the operating cost ratio as more fully described below.

Enrollment

•
Fully-insured commercial group medical membership decreased 101,700 members, or 9.9%, from September 30, 2018 to September 30, 2019 primarily reflecting lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products in 2019, as well as the loss of certain large group accounts due to the competitive pricing environment. The portion of group fully-insured commercial medical membership in small group accounts was approximately 60% at September 30, 2019 and 62% at September 30, 2018.

•
Group ASO commercial medical membership increased 66,900 members, or 14.9%, from September 30, 2018 to September 30, 2019 reflecting more small group accounts selecting level-funded ASO products in 2019, partially offset by the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Military services membership increased 71,300 members, or 1.2%, from September 30, 2018 to September 30, 2019. Membership includes military service members, retirees, and their families to whom the company provides healthcare services under the current T2017 TRICARE East Region contract. The current contract, which covers 32 states, became effective on January 1, 2018.

•
Specialty membership decreased 704,900 members, or 11.5%, from September 30, 2018 to September 30, 2019 primarily due to the loss of certain group accounts, including one jumbo account, offering stand-alone dental and vision products.

Premiums Revenue

•
Group and Specialty segment premiums were relatively unchanged increasing $8 million, or 0.5%, from the 2018 quarter to $1.7 billion for the 2019 quarter. Group and Specialty segment premiums decreased $64 million, or 1.3%, from the 2018 period to $5.0 billion for the 2019 period, primarily due to a decline in our fully-insured group commercial and specialty membership. This decrease was partially offset by higher stop-loss revenues related to our level-funded ASO accounts resulting from membership growth in this product, higher per member premiums across the fully-insured business, and lower unfavorable commercial risk adjustment, or CRA, payable estimate in 2019 as compared to 2018, which resulted in higher small group fully-insured commercial revenues. The 2019 period was further negatively impacted by the exit of our voluntary benefit and financial protection products in connection with the sale of KMG in 2018.

Services Revenue

•
Group and Specialty segment services revenue decreased $15 million, or 7.0%, from the 2018 quarter to $200 million for the 2019 quarter and decreased $55 million, or 8.6%, from the 2018 period to $587 million for the 2019 period primarily due to the impact of certain contractual incentives and adjustments related to the previous TRICARE contract received in 2018, which did not recur in 2019.

Benefits Expense

•
The Group and Specialty segment benefit ratio increased 560 basis points from 80.7% in the 2018 quarter to 86.3% in the 2019 quarter. The Group and Specialty segment benefit ratio increased 500 basis points from 78.0% in the 2018 period to 83.0% in the 2019 period. These increases primarily were due to the significant unfavorable impact in the 2019 quarter of weekday seasonality, the suspension of the health insurance industry fee in 2019 which was contemplated in the pricing and benefit design of our products, as well as the meaningful impact of the continued migration of fully-insured group members to level-funded ASO products in 2019 resulting in a membership mix transformation. In addition, the impact of adjustments to dental network contracted rates resulting from dental network re-contracting and expansion to position the business for the future, and lower prior-period medical claims reserve development unfavorably impacted the 2019 quarter and period ratio. These items were partially offset by the smaller unfavorable premium adjustment in 2019 as compared to 2018 related to our CRA accrual associated with the ACA-compliant business as a result of the release of CMS's final 2018 CRA data.

•
The Group and Specialty segment's benefits expense included $1 million in favorable prior-period medical claims reserve development in the 2019 quarter versus $7 million in the 2018 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 10 basis points in the 2019 quarter and approximately 40 basis points in the 2018 quarter. The Group and Specialty segment's benefits expense included the effect of an unfavorable prior-period medical claims reserve development of $35 million in the 2019 period versus favorable prior-period medical claims reserve development of $41 million in the 2018 period. The unfavorable prior-period medical claims reserve development for the 2019 period increased the Group and Specialty segment benefit ratio by approximately 70 basis points and the favorable prior-period medical claims reserve development for the 2018 period decreased the Group and Specialty segment benefit ratio 80 basis points.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 21.9% for the 2019 quarter decreased 170 basis points from 23.6% for the 2018 quarter. For the 2019 period, the Group and Specialty segment operating cost ratio of 21.9% decreased 170 basis points from 23.6% for the 2018 period. These decreases primarily were due to the suspension of the health insurance industry fee in 2019, as well as significant operating cost efficiencies in the 2019 quarter driven by previously implemented productivity initiatives. These improvements were offset by the higher compensation expense accruals in 2019 for the AIP as a result of our continued strong performance. The 2019 period was further impacted by the exit of our voluntary benefit and financial protection products in connection with the sale of KMG in 2018, which carried a higher operating cost ratio. The non-

deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2018 quarter and period.
Healthcare Services Segment

	For the three months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$104	$70	$34	48.6%
Pharmacy solutions	53	52	1	1.9%
Clinical care services	32	43	(11)	(25.6)%
Total services revenues	189	165	24	14.5%
Intersegment revenues:
Pharmacy solutions	5,673	5,092	581	11.4%
Provider services	591	537	54	10.1%
Clinical care services	149	161	(12)	(7.5)%
Total intersegment revenues	6,413	5,790	623	10.8%
Total services and intersegment revenues	$6,602	$5,955	$647	10.9%
Segment earnings	$212	$215	$(3)	(1.4)%
Operating cost ratio	96.2%	96.1%		0.1%

	For the nine months ended September 30,		Change
	2019	2018	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$265	$158	$107	67.7%
Pharmacy solutions	134	148	(14)	(9.5)%
Clinical care services	103	132	(29)	(22.0)%
Total services revenues	502	438	64	14.6%
Intersegment revenues:
Pharmacy solutions	16,335	15,181	1,154	7.6%
Provider services	1,792	1,456	336	23.1%
Clinical care services	457	511	(54)	(10.6)%
Total intersegment revenues	18,584	17,148	1,436	8.4%
Total services and intersegment revenues	$19,086	$17,586	$1,500	8.5%
Segment earnings	$611	$594	$17	2.9%
Operating cost ratio	96.3%	96.2%		0.1%
Segment Earnings

•
Healthcare Services segment earnings of $212 million for the 2019 quarter was relatively unchanged, decreasing $3 million, or 1.4%, from $215 million in the 2018 quarter. The decrease primarily resulted from additional investments in clinical assets associated with our provider services business and slightly lower earnings from Kindred at Home operations. These declines were partially offset by higher earnings from our pharmacy operations and the improvement in core operating results from the provider services business year over year. For the 2019 period, the Healthcare Services segment earnings of $611 million increased $17 million, or 2.9%, from $594 million in the 2018 period. This increase was primarily due to higher earnings from our pharmacy and clinical care services operations and 2019 earnings from Kindred at Home operations. These factors were partially offset by additional investments in new clinical assets associated with our provider services business.
Script Volume

•
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 116 million in the 2019 quarter, up 5.5%, versus scripts of approximately 110 million in the 2018 quarter. For the 2019 period, script volumes increased to approximately 339 million, up 3.4%, versus scripts of approximately 328 million in the 2018 period. These increases primarily reflect growth associated with higher individual Medicare Advantage membership, partially offset by the decline in stand-alone PDP membership.

Services Revenues

•
Services revenues increased $24 million, or 14.5%, from the 2018 quarter to $189 million for the 2019 quarter and increased $64 million, or 14.6%, from the 2018 period to $502 million for the 2019 period primarily due to revenue growth from our provider services business.

Intersegment Revenues

•
Intersegment revenues increased $623 million, or 10.8%, from the 2018 quarter to $6.4 billion for the 2019 quarter and increased $1.4 billion, or 8.4%, from the 2018 period to $18.6 billion for the 2019 period. These increases primarily were due to strong Medicare Advantage membership growth, partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP membership. The 2019 period was further impacted by higher revenues associated with our provider services business reflecting the previously disclosed acquisition of MCCI and FPG.

Operating Costs

•
The Healthcare Services segment operating cost ratio of 96.2% and 96.3% for the 2019 quarter and period, respectively, were relatively unchanged from 96.1% and 96.2% in the 2018 quarter and period, respectively.

Liquidity
Historically, our primary sources of cash have included receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities, and borrowings. Our primary uses of cash historically have included disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items including premiums receivable, benefits payable, and other receivables and payables. Our cash flows are impacted by the timing of payments to and receipts from CMS associated with Medicare Part D subsidies for which we do not assume risk. The use of cash flows may be limited by regulatory requirements of state departments of insurance (or comparable state regulators) which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. Our use of cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).

For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2018 Form 10-K.
Cash and cash equivalents increased to approximately $5.5 billion at September 30, 2019 from $2.3 billion at December 31, 2018. The change in cash and cash equivalents for the nine months ended September 30, 2019 and 2018 is summarized as follows:

	Nine Months Ended
	2019	2018
	(in millions)
Net cash provided by operating activities	$4,772	$2,506
Net cash used in investing activities	(477)	(2,640)
Net cash (used in) provided by financing activities	(1,111)	234
Increase in cash and cash equivalents	$3,184	$100
Cash Flow from Operating Activities
Our operating cash flow for the 2019 period reflects the significant impact of increasing premiums and enrollment, as premiums generally are collected in advance of claim payments by a period of up to several months. Our operating cash flow for the 2019 period further improved from the 2018 period from the timing of working capital changes, higher earnings, and the impact of an approximately $245 million payment related to reinsuring certain voluntary benefit and financial protection products to a third party in connection with the sale of KMG in 2018.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	2019 Period Change	2018 Period Change
	(in millions)
IBNR (1)	$4,017	$3,361	$656	$145
Reported claims in process (2)	1,084	617	467	169
Other benefits payable (3)	1,119	884	235	38
Total benefits payable	$6,220	$4,862	$1,358	$352
Payables from divestiture			—	58
Change in benefits payable per cash flow statement resulting in cash from operations			$1,358	$410

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

The increase in benefits payable from December 31, 2018 to September 30, 2019 and from December 31, 2017 to September 30, 2018 primarily was due to an increase in IBNR primarily as a result of Medicare Advantage membership growth, as well as an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff. The increase in benefits payable from December 31, 2018 to September 30, 2019 was also impacted by an increase in the amounts owed to providers under the capitated and risk sharing arrangements.
The detail of total net receivables was as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	2019 Period Change	2018 Period Change
	(in millions)
Medicare	$638	$836	$(198)	$233
Commercial and other	152	135	17	19
Military services	131	123	8	(48)
Allowance for doubtful accounts	(73)	(79)	6	4
Total net receivables	$848	$1,015	$(167)	$208
Reconciliation to cash flow statement:
Receivables from acquisition of business			(12)	3
Change in receivables per cash flow statement resulting in cash from operations			$(179)	$211
The changes in Medicare receivables for both the 2019 period and the 2018 period reflects the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $506 million in the 2019 period and $436 million in the 2018 period.

Net proceeds from investment securities sales and maturities in the 2019 period were $29 million and $50 million in the 2018 period.
In the third quarter of 2018, we completed the sale of our wholly-owned subsidiary KMG to CGIC. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. Total cash and cash equivalents, including parent company funding, disposed at September 30, 2018 was $805 million. See Note 3 to our condensed consolidated financial statements.

Also, in the third quarter of 2018, we paid cash consideration of approximately $1.1 billion as part of the Consortium's investment in Kindred, which includes both the Kindred at Home Division and Curo Health Services businesses.

During the 2018 period, we acquired the remaining equity interest in MCCI and acquired FPG for cash consideration of $169 million and $185 million, respectively, as discussed in Note 3 to the condensed consolidated financial statements.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $113 million in the 2019 period and $436 million in the 2018 period.
Under our administrative services only TRICARE contracts, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $102 million in the 2019 period and by $33 million in the 2018 period.
In August 2019, we issued $500 million of 3.125% senior notes due August 15, 2029 and $500 million of 3.950% senior notes due August 15, 2049. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of September 30, 2019 were $987 million.We used the net proceeds from this offering, together with available cash, to repay the $650 million outstanding amount due under our term note in August 2019, and the $400 million aggregate principal amount of our 2.625% senior notes due on its maturity date of October 1, 2019.
On July 31, 2019, we entered into an accelerated stock repurchase agreement, the July 2019 ASR, with Citibank, N.A., or Citi, to repurchase $1 billion of our common stock. On August 2, 2019, we made a payment of $1 billion to Citi and received an initial delivery of 2.7 million shares of our common stock. See Note 11 to our condensed consolidated financial statements. We expect final settlement under the agreement to occur during the fourth quarter of 2019.
Under a share repurchase plan authorized by the Board of Directors, we repurchased 0.68 million shares during the 2018 period for $224 million. There were no other share repurchases under share repurchase plans authorized by the Board of Directors in the 2019 period with the exception of the July 2019 ASR. We also acquired common shares in connection with employee stock plans for an aggregate cost of $10 million in the 2019 period and $70 million in the 2018 period.
Net repayments of commercial paper were $358 million in the 2019 period and net proceeds from the issuance of commercial paper were $240 million in the 2018 period. The maximum principal amount outstanding at any one time during the 2019 quarter was $670 million.
We paid dividends to stockholders of $216 million during the 2019 period and $195 million during the 2018 period.
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
Acquisitions and Divestitures
During the 2018 period, we completed the acquisitions of MCCI and FPG for total cash consideration of $354 million. For a detailed discussion of these transactions, please refer to Note 3 to the condensed consolidated financial statements.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2019 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.7 billion at September 30, 2019 compared to $578 million at December 31, 2018. This increase primarily was due to insurance subsidiary dividends in excess of capital contributions from our parent company as well as operating cash derived from our non-insurance subsidiary earnings, borrowings under senior notes, and other working capital changes. These increases were partially offset by the net repayment of commercial paper borrowings, repayment of short term debt and senior notes, share repurchases, capital expenditures, subsidiaries capital contributions, and cash dividends to shareholders. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulator).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2019, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $7.6 billion, which exceeded aggregate minimum regulatory requirements of $5.7 billion. The amount of dividends paid to our parent company was approximately $1.4 billion during the nine months ended September 30, 2019 compared to $1.9 billion during the nine months ended September 30, 2018. Actual dividends paid may vary year over year due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at September 30, 2019. Our net unrealized position increased $447 million from a net unrealized loss position of $204 million at December 31, 2018 to a net unrealized gain position of $243 million at September 30, 2019. At September 30, 2019, we had gross unrealized losses of $10 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during the nine months ended September 30, 2019. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.3 years as of September 30, 2019 and approximately 2.9 years as of December 31, 2018. The decline in the average duration is reflective of the longer duration securities associated with the sale of KMG. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $356 million at September 30, 2019.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2019.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2019	—	$—	—	$3,000,000,000
August 2019	2,695,872	296.75	2,695,872	2,000,000,000
September 2019	—	—	—	2,000,000,000
Total	2,695,872	$—	2,695,872

(1)
On July 30, 2019, the Board of Directors replaced a previous share repurchase authorization of up to $3 billion (of which approximately $1.03 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2022. On July 31, 2019, we entered into an accelerated stock repurchase agreement, the July 2019 ASR, with Citibank, N.A., or Citi, to repurchase $1 billion of our common stock. On August 2, 2019, we made a payment of $1 billion to Citi and received an initial delivery of 2.7 million shares of our common stock. We recorded the payment to Citi as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflects the value of the initial 2.7 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflects the value of stock held back by Citi pending final settlement of the agreement. The final number of shares that we may receive, or be required to remit, under the agreement, will be determined based on the daily volume-weighted average share price of our common stock over the term of the July 2019 ASR, less a discount and subject to adjustments pursuant to the terms and conditions of the July 2019 ASR. We expect final settlement under the July 2019 ASR to occur during the fourth quarter of 2019.

(2)	Excludes 35,000 shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
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

3(ii)	By-Laws of Humana Inc., as amended on December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K, filed December 14, 2017).
10.1	Amended and Restated Humana Inc. Executive Incentive Compensation Plan, effective January 1, 2020.
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) the Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 6, 2019	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)