Form 10-K
period 2019-12-31
HUMANA INC
filed 2020-02-20
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-5975
HUMANA INC.
(Exact name of registrant as specified in its charter)

Delaware	61-0647538
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
500 West Main Street, Louisville, Kentucky 40202
(Address of principal executive offices, and zip code)
Registrant’s telephone number, including area code: (502) 580-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $0.16 2/3 par value	HUM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2019 was $35,478,894,483 calculated using the average price on June 30, 2019 of $263.21.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2020 was 132,106,497.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 23, 2020.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

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
As of December 31, 2019, we had approximately 17 million members in our medical benefit plans, as well as approximately 5 million members in our specialty products. During 2019, 82% of our total premiums and services revenue were derived from contracts with the federal government, including 15% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 701,400 members as of December 31, 2019.
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
This Annual Report on Form 10-K, or 2019 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2019 Form 10-K for a description of a number of factors that may adversely affect our results or business.
Business Segments
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. Beginning January 1, 2018, we exited the individual commercial fully-insured medical health insurance business, as well as certain other business in 2018, and therefore no longer report separately the Individual Commercial segment and the Other Businesses category in the current year. Previously, the Other Businesses category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles, primarily our closed-block of commercial long-term care insurance policies which were sold in 2018. The reportable segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the chief operating decision maker, to assess performance and allocate resources. See Note 18 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data for segment financial information.
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
Our Retail Segment Products
This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2019:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$43,128	67.0%
Group Medicare Advantage	6,475	10.1%
Medicare stand-alone PDP	3,165	4.9%
Total Retail Medicare	52,768	82.0%
State-based Medicaid	2,898	4.5%
Medicare Supplement	588	0.9%
Total premiums	56,254	87.4%
Services	17	—%
Total premiums and services revenue	$56,271	87.4%

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

CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits) to establish the risk-adjustment payments. Under the risk-adjustment methodology, all health benefit organizations must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2019, 25% of the risk score was calculated from claims data submitted through EDS. CMS will increase that percentage to 50% in 2020 and has proposed to increase that percentage to 75% in 2021. For more information refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data and Item 1A. - Risk Factors.
At December 31, 2019, we provided health insurance coverage under CMS contracts to approximately 3,587,200 individual Medicare Advantage members, including approximately 701,400 members in Florida. These Florida contracts accounted for premiums revenue of approximately $9.5 billion, which represented approximately 22.0% of our individual Medicare Advantage premiums revenue, or 15.0% of our consolidated premiums and services revenue for the year ended December 31, 2019.
Our HMO, PPO, and PFFS products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2020, and all of our product offerings filed with CMS for 2020 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, titled “Medicare Part D.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2020, and all of our product offerings filed with CMS for 2020 have been approved.
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
We have contracts to serve Medicaid eligible members in Florida and Kentucky under traditional programs, as well as contracts in Florida under the LTSS program. Prior to January 1, 2020, our Kentucky Medicaid contract was subject to a 100% coinsurance contract with CareSource Management Group Company, ceding all the risk to CareSource. Effective January 1, 2020, we terminated the reinsurance agreement with CareSource and assumed full administration of our Kentucky Medicaid contract.
Medicare beneficiaries who also qualify for Medicaid due to low income or special needs are known as dual eligible beneficiaries, or dual eligibles. The dual eligible population represents a disproportionate share of Medicaid and Medicare costs. States require special coordinating contracts for plans to offer Medicare Advantage dual eligible special needs plans, or D-SNPs. These largely operate separate from traditional Medicaid and LTSS programs. Some states are moving to support the dual eligible population by linking D-SNP participation to enrollment in a plan that also participates in a state-based Medicaid program to coordinate and integrate both Medicare and Medicaid benefits. Beginning in 2021, based on new federal requirements, states are expected to strengthen Medicaid-Medicare integration requirements for D-SNPs.
We currently serve dual eligible members under the CMS stand-alone dual eligible demonstration program in Illinois, and continue to serve other dual eligible members enrolled in our Medicare Advantage and stand-alone prescription drug plans.

Our Group and Specialty Segment Products
The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision and life insurance benefits, as well as administrative services only, or ASO products as described in the discussion that follows. The following table presents our premiums and services revenue for the Group and Specialty segment by product for the year ended December 31, 2019:

	Group and Specialty Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
External Revenue:
Premiums:
Fully-insured commercial group	$5,123	8.0%
Specialty	1,571	2.4%
Total premiums	6,694	10.4%
Services	790	1.2%
Total premiums and services revenue	$7,484	11.6%
Intersegment services revenue	$18	n/a
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
Our administrative services only, or ASO, products are offered to small group and large group employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured HMO, PPO, or POS products described previously. Under ASO contracts, self-funded employers generally retain the risk of financing the costs of health benefits, with large group customers retaining a greater share and small group customers a smaller share of the cost of health benefits.  All small group ASO customers and many large group ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs.
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
Our Healthcare Services Segment Products
The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment is comprised of stand-alone businesses that offer services including pharmacy solutions, provider services, clinical care services, and predictive modeling and informatics services to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2019:

	Healthcare Services Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$22,189	n/a
Provider services	2,344	n/a
Clinical care services	616	n/a
Total intersegment revenue	$25,149
External services revenue:
Pharmacy solutions	$186	0.3%
Provider services	306	0.5%
Clinical care services	140	0.2%
Total external services revenue	$632	1.0%
n/a – not applicable
Pharmacy solutions
Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand, generic, and specialty drugs and diabetic supplies through Humana Pharmacy, Inc.
Provider services
We operate full-service, multi-specialty medical centers in a number of states, including Florida, Kansas, Missouri, North Carolina, South Carolina, and Texas, staffed by primary care providers and medical specialists with a primary focus on the senior population. We operate these clinics primarily under the Conviva, Partners in Primary Care or Family Physicians Group brands. Our care delivery subsidiaries operate our medical center business through both employed physicians and care providers, and through third party management service organizations with whom we contract to arrange for and manage certain clinical services.

We also operate a Medical Services Organization, or MSO, through Conviva that coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. This MSO provides resources in care coordination, financial risk management, clinical integration and patient engagement that help physicians improve the patient experience as well as care outcomes. Conviva’s MSO collaborates with physicians, medical groups and integrated delivery systems to successfully transition to value-based care by engaging, partnering and offering practical services and solutions.

In February 2020, Partners in Primary Care entered into a strategic partnership with Welsh, Carson, Anderson & Stowe to open a minimum of 50 additional payor-agnostic, senior-focused primary care centers over the next three years and in 2018 we acquired Family Physicians Group, or FPG, serving Medicare Advantage and Managed Medicaid HMO patients through its senior focused clinics in Greater Orlando, Florida.  Also, during 2018, we acquired the remaining equity interest in Miami, Florida based MCCI Holdings, LLC, or MCCI, a privately held management service organization and healthcare that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. See Note 3 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.

Clinical care services
Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs. Clinical care services include the operations of Humana At Home, Inc., or Humana At Home®. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies with a high concentration of members living with multiple chronic conditions. The clinical support and care provided by Humana At Home is designed to improve health outcomes and result in a higher number of days members can spend at their homes instead of in an acute care facility. At December 31, 2019, we have enrolled approximately 868,800 members, with complex chronic conditions participating in a Humana Chronic Care Program, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. These members may not be unique to each program since members have the ability to enroll in multiple programs. We believe these initiatives lead to better health outcomes for our members and lower health care costs.
We have committed additional investments in our home care capabilities with our acquisition of a 40% minority interest in Kindred at Home, Inc., or Kindred at Home, and Curo Health Services, or Curo, which combined creates the nation's largest home health and hospice provider with 65% overlap with our individual Medicare Advantage business. See Note 4 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.
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
Other Businesses
Other Businesses includes those businesses that do not align with the reportable segments previously described, primarily our closed-block long-term care insurance policies, which were sold in 2018. For a detailed discussion of the sale refer to Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Membership
The following table summarizes our total medical membership at December 31, 2019, by market and product:

	Retail Segment					Group and Specialty Segment
	(in thousands)
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts	Fully- insured commercial Group	ASO	Military services	Total	Percent of Total
Florida	701.4	10.2	188.6	16.5	460.9	145.4	36.9	—	1,559.9	9.4%
Texas	285.9	244.5	292.3	19.5	—	140.8	31.0	—	1,014.0	6.1%
Kentucky	98.0	65.6	201.4	6.1	—	106.6	135.3	—	613.0	3.7%
California	83.9	0.7	436.7	20.7	—	—	—	—	542.0	3.3%
Georgia	144.4	2.0	113.3	11.4	—	135.6	71.3	—	478.0	2.9%
Illinois	126.2	25.0	172.0	7.7	8.1	36.8	76.7	—	452.5	2.7%
Ohio	150.3	23.3	153.2	42.8	—	33.0	31.4	—	434.0	2.6%
Missouri/Kansas	98.1	4.8	189.0	12.1	—	38.9	26.0	—	368.9	2.2%
North Carolina	179.2	0.4	148.6	6.5	—	—	—	—	334.7	2.0%
Tennessee	153.9	4.9	104.8	7.0	—	38.3	14.0	—	322.9	1.9%
Louisiana	167.3	13.8	55.5	3.1	—	52.7	19.4	—	311.8	1.9%
Wisconsin	63.5	5.7	104.6	7.0	—	65.9	32.9	—	279.6	1.7%
Indiana	113.9	7.1	121.9	10.2	—	19.3	11.8	—	284.2	1.7%
Virginia	132.2	3.8	139.5	9.2	—	—	—	—	284.7	1.7%
Michigan	70.9	18.9	118.7	4.7	—	1.8	—	—	215.0	1.3%
Arizona	92.8	0.4	88.0	7.4	—	21.5	8.1	—	218.2	1.3%
Pennsylvania	56.6	2.2	139.4	5.6	—	—	—	—	203.8	1.1%
South Carolina	99.4	0.5	59.0	5.9	—	—	—	—	164.8	1.0%
Military services	—	—	—	—	—	—	—	5,984.3	5,984.3	35.9%
Others	769.3	91.5	1,538.7	95.0	—	72.0	34.4	—	2,600.9	15.6%
Totals	3,587.2	525.3	4,365.2	298.4	469.0	908.6	529.2	5,984.3	16,667.2	100.0%
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
At December 31, 2019, approximately 1,289,100 members, or 7.7% of our medical membership, were covered under risk-based contracts, which provide all member benefits, including 1,116,000 individual Medicare Advantage members, or 31.1% of our total individual Medicare Advantage membership.

Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and monitor the financial performance and solvency of our capitated providers. However, we delegated claim processing functions under capitation arrangements covering approximately 203,800 HMO members, including 196,300 individual Medicare Advantage members, or 17.6% of the 1,116,000 individual Medicare Advantage members covered under risk-based contracts at December 31, 2019, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $1.9 billion, or 3.6% of total benefits expense, for the year ended December 31, 2019. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.
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
NCQA reviews our compliance based on standards for quality improvement, population health management, credentialing, utilization management, network management, and member experience. We have achieved and maintained NCQA accreditation in many of our commercial, Medicare and Medicaid HMO/POS and PPO markets and our wellness program, Go365. Humana’s pharmacy organization is accredited by URAC.
Sales and Marketing
We use various methods to market our products, including television, radio, the Internet, telemarketing, and direct mailings.
At December 31, 2019, we employed approximately 1,400 sales representatives, as well as approximately 1,400 telemarketing representatives who assisted in the marketing of Medicare, including Medicare Advantage and PDP, in our Retail segment and specialty products in our Group and Specialty segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Wal-Mart Stores, Inc., or Wal-Mart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
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
Underwriting
Since 2014, the Patient Protection and Affordability Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Health Care Reform Law, requires certain group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments. Accordingly, certain group health plans are not subject to underwriting. Further, underwriting techniques are not employed in connection with our Medicare, military services, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or medical history.
Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2019 Form 10-K.
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
For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2019 Form 10-K.
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
Employees
As of December 31, 2019, we had approximately 46,000 employees and approximately 1,200 additional medical professionals working under management agreements primarily between us and affiliated physician-owned associations. We believe we have good relations with our employees and have not experienced any work stoppages.

Information About Our Executive Officers
Set forth below are names and ages of all of our current executive officers as of February 1, 2020, their positions, and the date first elected as an officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	57	President and Chief Executive Officer, Director	12/11	(1)

Vishal Agrawal, M.D.	45	Chief Strategy and Corporate Development Officer	12/18	(2)

Heather M. Carroll Cox	49	Chief Digital Health and Analytics Officer	08/18	(3)

Sam M. Deshpande	55	Chief Technology and Risk Officer	07/17	(4)

Susan M. Diamond	46	Segment President, Home Business	07/19	(5)

William K. Fleming, PharmD	52	Segment President, Clinical and Pharmacy Solutions	03/17	(6)

Christopher H. Hunter	51	Segment President, Group and Military Business	01/14	(7)

Timothy S. Huval	53	Chief Administrative Officer	12/12	(8)

Brian A. Kane	47	Chief Financial Officer	06/14	(9)

William H. Shrank, M.D., MSHS	48	Chief Medical and Corporate Affairs Officer	04/19	(10)

Joseph C. Ventura	43	Chief Legal Officer	02/19	(11)

T. Alan Wheatley	52	Segment President, Retail	03/17	(12)

Cynthia H. Zipperle	57	Senior Vice President, Chief Accounting Officer and Controller	12/14	(13)

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

(2)
Dr. Agrawal currently serves as Chief Strategy and Corporate Development Officer, having joined the company in December 2018.  Prior to joining the company, Dr. Agrawal was Senior Advisor for The Carlyle Group L.P., having held that position from October 2017 to December 2018.  Previously, Dr. Agrawal was President and Chief Growth Officer of Ciox Health, the largest health information exchange and release of information services organization in the U.S. from December of 2015 to October 2018.  Prior to joining Ciox Health, Dr. Agrawal served as President of Harris Healthcare Solutions from January 2013 to December 2015.

(3)
Ms. Cox currently serves as Chief Digital Health and Analytics Officer, having joined the Company in August 2018. Prior to joining the Company, Ms. Cox served as Chief Technology and Digital Officer at USAA, where she led the teams responsible for designing and building personalized and digitally-enabled end-to-end experiences for USAA members. Prior to USAA, Heather was the CEO of Citi FinTech at Citigroup, Inc., helping the company adapt to a future dominated by mobile technology, and she headed Card Operations, reshaping customer and digital experience for Capital One.

(4)
Mr. Deshpande currently serves as Chief Technology and Risk Officer, having been elected to this position in August 2019, from his prior role as Chief Risk Officer. Before joining Humana in July 2017, Mr. Deshpande spent 17 years at Capital One in key leadership positions, most recently as Business Chief Risk Officer for the U.S. and international card business. He previously served as the Business Chief Risk Officer and Head of Enterprise Services for the Financial Services Division, responsible for Business Risk, Data Science, Data Quality, Process Excellence and Project Management. He also led marketing and analysis for the Home Loans, Auto Finance, and Credit Card businesses, with responsibilities for business strategy, credit, product and marketing.

(5)
Susan M. Diamond currently serves as Segment President, Home Business, having been elected to this position in July 2019. Ms. Diamond joined the Company in June 2004 and has spent the majority of her Humana career in various leadership roles in the Medicare business, with a particular passion and emphasis on growth and consumer segmentation strategies for the Company’s Individual Medicare Advantage and Stand Alone Part D offerings. Ms. Diamond also served for two and a half years as the Enterprise Vice President of Finance, where she was responsible for enterprise planning and forecasting, trend analytics and had responsibility for each of the Company’s line of business CFOs and controllers.

(6)
Dr. Fleming currently serves as Segment President, Clinical and Pharmacy Solutions, where he is responsible for Humana’s Clinical Solutions (strategy, quality, trend, and operations), Pharmacy Solutions (PBM, mail, specialty, retail), and Enterprise Clinical Operating Model, having held this position since December 2019. Prior to that, Dr. Fleming held positions of Segment President, Healthcare Services as well as President of the Company’s pharmacy business. Dr. Fleming joined the Company in 1994.

(7)
Mr. Hunter currently serves as Segment President, Group and Military Business, having been elected to this position in August 2018 after having previously served as the Company’s Chief Strategy Officer since January 2014.  Prior to joining the Company, Mr. Hunter served as President of Provider Markets at The TriZetto Group, Inc. from July 2012 until December 2013, and as Senior Vice President, Emerging Markets at BlueCross BlueShield of Tennessee from 2009 through July 2012. While at BlueCross BlueShield of Tennessee, Mr. Hunter was simultaneously President and Chief Executive Officer of Onlife Health, a national health and wellness subsidiary of BlueCross BlueShield of Tennessee.

(8)
Mr. Huval currently serves as Chief Administrative Officer, having been elected to this position in July 2019, from his previous role as Chief Human Resources Officer. Prior to joining the Company, Mr. Huval spent 10 years at Bank of America in multiple senior-level roles, including Human Resources executive and Chief Information Officer for Global Wealth & Investment Management, as well as Human Resources executive for both Global Treasury Services and Technology & Global Operations.

(9)
Mr. Kane currently serves as Chief Financial Officer, having been elected to this position in June 2014. Prior to joining the Company, Mr. Kane spent nearly 17 years at Goldman, Sachs & Co. As a managing director, he was responsible for client relationships as well as for leading strategic and financing transactions for a number of companies in multiple industries.

(10)
Dr. Shrank currently serves as Chief Medical and Corporate Affairs Officer, having been elected to this position in July 2019, from his previous role as Chief Medical Officer. Before joining Humana in April 2019, Dr. Shrank served as Chief Medical Officer, Insurance Services Division at the University of Pittsburgh Medical Center, from 2016-2019, where he oversaw approximately $9 billion in annual health care expenditures for approximately 3.5 million members in Medicare, Medicaid, behavioral health, Managed Long Term Social Supports and commercial lines of business. He also developed and evaluated population health programs to further advance the medical center’s mission as an integrated delivery and financing system. Prior to that, Dr. Shrank served as Senior Vice President, Chief Scientific Officer, and Chief Medical Officer of Provider Innovation at CVS Health from 2013 to 2016. Prior to joining CVS Health, Dr. Shrank served as Director, Research and Rapid-Cycle Evaluation Group, for the Center for Medicare and Medicaid Innovation, part of CMS from 2011 to 2013, where he led the evaluation of all payment and health system delivery reform programs and developed the rapid-cycle strategy to promote continuous quality improvement. Dr. Shrank began his career as a practicing physician with Brigham and Women’s Hospital in Boston and as an Assistant Professor at Harvard

Medical School. His research at Harvard focused on improving the quality of prescribing and the use of chronic medications. He has published more than 200 papers on these topics.

(11)
Mr. Ventura currently serves as Chief Legal Officer. He joined the Company in January 2009 and since then has held various positions of increasing responsibility in the Company's Law Department, including most recently, Senior Vice President, Associate General Counsel & Corporate Secretary from July 2017 until February 2019.

(12)
Mr. Wheatley currently serves as Segment President, Retail, having held this position since March 2017. During his 25-year career with the Company, Mr. Wheatley has served in a number of key leadership roles, including Vice President of Medicare Service Operations and President of the East Region, one of the Company’s key Medicare geographies.

(13)
Mrs. Zipperle currently serves as Senior Vice President, Chief Accounting Officer and Controller, having held this position since December 2014. Mrs. Zipperle previously served as the Vice President - Finance from January 2013 until her election to her current role, and as the Assistant Controller from January 1998 until January 2013.

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
We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers (predetermined amounts paid to cover services), and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves, including premium deficiency reserves where appropriate. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to claim payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:

•	increased use of medical facilities and services;

•	increased cost of such services;

•	increased use or cost of prescription drugs, including specialty prescription drugs;

•	the introduction of new or costly treatments, including new technologies;

•	our membership mix;

•	variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;

•	changes in the demographic characteristics of an account or market;

•	changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;

•	changes in our pharmacy volume rebates received from drug manufacturers;

•	catastrophes, including acts of terrorism, public health epidemics, or severe weather (e.g. hurricanes and earthquakes);

•	medical cost inflation; and

•	government mandated benefits, member eligibility criteria, or other legislative, judicial, or regulatory changes, including any that result from the Health Care Reform Law.

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
The policies and decisions of the federal and state governments regarding the Medicare, military and Medicaid programs in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the premiums or other revenues to us under the programs, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, health care services, and other costs associated with these programs. Legislative or regulatory actions, such as changes to the programs in which we participate, those resulting in a reduction in premium payments to us, an increase in our cost of administrative and health care services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows.
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

We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. We have increased the size of our Medicare geographic reach through expanded Medicare product offerings. We offer both stand-alone Medicare prescription drug coverage and Medicare Advantage health plans with prescription drug coverage in addition to our other product offerings. We offer a Medicare prescription drug plan in 50 states as well as Puerto Rico and the District of Columbia. The growth of our Medicare products is an important part of our business strategy. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows. In addition, the expansion of our Medicare products in relation to our other businesses may intensify the risks to us inherent in Medicare products. There is significant concentration of our revenues in Medicare products, with approximately 82% of our total premiums and services revenue for the year ended December 31, 2019 generated from our Medicare products, including 15% derived from our individual Medicare Advantage contracts with CMS in Florida. These expansion efforts may result in less diversification of our revenue stream and increased risks associated with operating in a highly regulated industry, as discussed further below.
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
In the ordinary course of our business, we process, store and transmit large amounts of data, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party. We have been, and will likely continue to be, regular targets of attempted cybersecurity attacks and other security threats and may be subject to breaches of our information technology security systems. Although the impact of such attacks has not been material to our operations or results of operations, financial position, or cash flow through December 31, 2019, we can provide no assurance that we will be able to detect, prevent, or contain the effects of such cybersecurity attacks or other information security risks or threats in the future. A cybersecurity attack may penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions, cause shutdowns, or deploy viruses, worms, and other malicious software programs that attack our systems. A cybersecurity attack that bypasses our IT security systems successfully could materially affect us due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of our IT systems, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders. In certain circumstances we may rely on third party vendors to process, store and transmit large amounts of data for our businesses whose operations are subject to similar risks.
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
We are or may become a party to a variety of legal actions that affect our business, including breach of contract actions, employment compensation and other labor and employment practice suits, employee benefit claims, stockholder suits and other securities laws claims, intellectual and other property claims, and tort claims.
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

•	claims related to the failure to disclose some business practices;

•	claims relating to customer audits and contract performance;

•	claims relating to dispensing of drugs associated with our in-house dispensing pharmacies; and

•	professional liability claims arising out of the delivery of healthcare and related services to the public.
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
See "Legal Proceedings and Certain Regulatory Matters" in Note 17 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data. We cannot predict the outcome of these matters with certainty.
As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs.
A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 87% of our total premiums and services revenue for the year ended December 31, 2019. These programs involve various risks, as described further below.

•
At December 31, 2019, under our contracts with CMS we provided health insurance coverage to approximately 701,400 individual Medicare Advantage members in Florida. These contracts accounted for approximately 15% of our total premiums and services revenue for the year ended December 31, 2019. The loss of these and other CMS contracts or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.

•
At December 31, 2019, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2019, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5 -year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option. The loss of the TRICARE T2017 East Region contract may have a material adverse effect on our results of operations, financial position, and cash flows.

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

CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2019, 25% of the risk score was calculated from claims data submitted through EDS. CMS will increase that percentage to 50% in 2020 and has proposed to increase that percentage to 75% in 2021. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

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
We believe that CMS' statements and policies regarding the requirement to report and return identified overpayments received by MA plans are inconsistent with CMS' 2012 RADV audit methodology, and the Medicare statute's requirements. These statements and policies, such as certain statements contained in the preamble to CMS’ final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015 (which we refer to as the "Overpayment Rule"), and the Proposed

Rule, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without addressing the principles underlying the FFS Adjuster referenced above. On September 7, 2018, the Federal District Court for the District of Columbia vacated CMS's Overpayment Rule, concluding that it violated the Medicare statute, including the requirement for actuarial equivalence, and that the Overpayment Rule was also arbitrary and capricious in departing from CMS's RADV methodology without adequate explanation (among other reasons). CMS has appealed the decision to the Circuit Court of Appeals.
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

The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net payable of $170 million at December 31, 2019 and 2018.
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
Our business activities are subject to substantial government regulation. New laws or regulations, or legislative, judicial, or regulatory changes in existing laws or regulations or their manner of application could increase our cost of doing business and may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs by, among other things, requiring a minimum benefit ratio on insured products, lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
The Health Care Reform Law and Other Current or Future Legislative, Judicial or Regulatory Changes
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee was suspended in 2019, but will resume for calendar year 2020, not be deductible for income tax purposes, and significantly increase our effective tax rate. In 2018, the fee levied on the health insurance industry was $14.3 billion. Under current law, the health industry fee will be permanently repealed beginning in calendar year 2021.
It is reasonably possible that the Health Care Reform Law and related regulations, as well as other current or future legislative, judicial or regulatory changes, including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage business profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

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
Our in-house dispensing pharmacy business competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, internet companies and other mail-order and long-term care pharmacies. Our pharmacy business also subjects us to extensive federal, state, and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy. Federal agencies further regulate our pharmacy operations, requiring registration with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service, or USPS, has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations. In addition, we are subject to CMS rules regarding the administration of our PDP plans and intercompany pricing between our PDP plans and our pharmacy business.
We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, including manufacturing or other supply issues that could impact the availability of such products, and the application of state laws related to the operation of internet and mail-order pharmacies. The failure to adhere to these laws and regulations may expose us to civil and criminal penalties.
Changes in the prescription drug industry pricing benchmarks may adversely affect our financial performance.
Contracts in the prescription drug industry generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price, which is referred to as “AWP,” average selling price, which is referred to as “ASP,” and wholesale acquisition cost. It is uncertain whether payors, pharmacy providers, pharmacy benefit managers, or PBMs, and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of AWP for federal program payment, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. Adoption of ASP in lieu of AWP as the measure for determining payment by Medicare or Medicaid programs for the drugs sold in our in-house dispensing pharmacy business may reduce the revenues and gross margins of this business which may result in a material adverse effect on our results of operations, financial position, and cash flows.
If we do not continue to earn and retain purchase discounts and volume rebates from pharmaceutical manufacturers at current levels, our gross margins may decline.
We have contractual relationships with pharmaceutical manufacturers or wholesalers that provide us with purchase discounts and volume rebates on certain prescription drugs dispensed through our in-house dispensing and specialty pharmacies. These discounts and volume rebates are generally passed on to clients in the form of steeper price discounts. Changes in existing federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations relating to patent term extensions, and purchase discount and volume rebate arrangements with pharmaceutical manufacturers, may reduce the discounts or volume rebates we receive and materially adversely impact our results of operations, financial position, and cash flows.
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
We owned or leased numerous medical centers and administrative offices at December 31, 2019. The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of these medical centers, approximately 185 of these facilities are leased or subleased to our contracted providers to operate.

ITEM 3. LEGAL PROCEEDINGS
We are party to a variety of legal actions in the ordinary course of business, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, qui tam litigation brought by individuals seeking to sue on behalf of the government, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For a discussion of our material legal actions, including those not in the ordinary course of business, see “Legal Proceedings and Certain Regulatory Matters” in Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol HUM.
Holders of our Capital Stock
As of January 31, 2020, there were 2,100 holders of record of our common stock and 229,470 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2018 and 2019, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2018 payments
12/29/2017	1/26/2018	$0.40	$55
3/30/2018	4/27/2018	$0.50	$69
6/29/2018	7/27/2018	$0.50	$69
9/28/2018	10/26/2018	$0.50	$69
2019 payments
12/31/2018	1/25/2019	$0.50	$68
3/29/2019	4/26/2019	$0.55	$74
6/28/2019	7/26/2019	$0.55	$74
9/30/2019	10/25/2019	$0.55	$73
On October 24, 2019, the Board declared a cash dividend of $0.55 per share that was paid on January 31, 2020 to stockholders of record on December 31, 2019, for an aggregate amount of $73 million. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
In February 2020, the Board declared a cash dividend of $0.625 per share payable on April 24, 2020 to stockholders of record on March 31, 2020.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2019. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2014, and that dividends were reinvested when paid.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
HUM	$100	$125	$144	$177	$205	$265
S&P 500	$100	$101	$113	$138	$132	$174
Peer Group	$100	$106	$107	$135	$149	$183
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 2019	—	$—	—	$2,000,000,000
November 2019	—	—	—	2,000,000,000
December 2019	—	—	—	2,000,000,000
Total	—	$—	—

(1)
On July 31, 2019, we entered into an accelerated stock repurchase agreement, the July 2019 ASR, with Citibank, N.A., or Citi, to repurchase $1 billion of our common stock. On August 2, 2019, we made a payment of $1 billion to Citi and received an initial delivery of 2.7 million shares of our common stock. We recorded the payment to Citi as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflected the value of the initial 2.7 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by Citi pending final settlement of the July 2019 ASR. Upon final settlement of the July 2019 ASR on December 26, 2019, we received an additional 0.7 million shares as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $296.19, bringing the total shares received under the July 2019 ASR to 3.4 million. In addition, upon settlement we reclassified the $200 million value of stock initially held back by Citi from capital in excess of par value to treasury stock.

(2)	Excludes 0.2 million shares repurchased in connection with employee stock plans.

ITEM 6. SELECTED FINANCIAL DATA

	2019	2018	2017 (a)	2016 (b)	2015
	(dollars in millions, except per common share results)
Summary of Operating Results
Total revenues	$64,888	$56,912	$53,767	$54,379	$54,289
Income from operations	3,192	3,100	4,262	1,741	2,347
Loss (gain) on Sale of Business	—	786	—	—	(270)
Interest expense	242	218	242	189	186
Other (income) expense, net	(506)	33	—	—	—
Income before income taxes and equity in net earnings	3,456	2,063	4,020	1,552	2,431
Provision for income taxes	763	391	1,572	938	1,155
Equity in net earnings of Kindred at Home	14	11	—	—	—
Net income	$2,707	$1,683	$2,448	$614	$1,276
Basic earnings per common share	$20.20	$12.24	$16.94	$4.11	$8.54
Diluted earnings per common share	$20.10	$12.16	$16.81	$4.07	$8.44
Dividends declared per common share	$2.20	$2.00	$1.60	$1.16	$1.15
Financial Position
Cash and investments	$15,432	$12,780	$16,344	$13,675	$11,681
Total assets	29,074	25,413	27,178	25,396	24,678
Benefits payable	6,004	4,862	4,668	4,563	4,976
Debt	5,666	6,069	4,920	4,092	4,093
Stockholders’ equity	12,037	10,161	9,842	10,685	10,346
Cash flows from operations	$5,284	$2,173	$4,051	$1,936	$868
Key Financial Indicators
Benefit ratio	85.6%	83.5%	83.0%	84.9%	84.5%
Operating cost ratio	11.5%	13.3%	12.3%	13.3%	13.6%
Membership
Total medical membership	16,667,200	16,576,700	14,003,100	14,230,200	14,222,800
Total specialty membership	5,425,900	6,072,300	6,986,000	6,961,200	7,221,800

(a)
Included in operating expenses is $936 million (or $4.31 per diluted common stock) associated with the merger termination fee and related costs, net. Under the terms of the Agreement and Plan of Merger with Aetna Inc., and certain wholly owned subsidiaries of Aetna Inc., which we collectively refer to as Aetna, we received a breakup fee of $1 billion from Aetna included in this amount.

(b)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of 2017 items and year-over-year comparisons between 2018 and 2017 that are not included in this 2019 Form 10-K, refer to "Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations" found in our Form 10-K for the year ended December 31, 2018, that was filed with the Securities and Exchange Commission on February 21, 2019.
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
Business Segments
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. Beginning January 1, 2018, we exited the individual commercial fully-insured medical health insurance business, as well as certain other business in 2018, and therefore no longer report separately the Individual Commercial segment and the Other Businesses category in the current year. Previously, the Other Businesses category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles, primarily our closed-block of commercial long-term care insurance policies which were sold in 2018. The reportable segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the chief operating decision maker, to assess performance and allocate resources. See Note 18 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data for segment financial information.
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
Acquisitions and Divestitures
In the first quarter of 2020, we acquired privately held Enclara Healthcare, or Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $707 million, net of cash received. The purchase accounting is incomplete due to the timing of the availability of information.
Also in the first quarter of 2020, our Partners in Primary Care wholly-owned subsidiary entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. The WCAS partnership is expected to open approximately 50 payor-agnostic, senior-focused primary care centers over 3 years beginning in 2020. Partners in Primary Care committed to the acquisition of a non-controlling interest in the approximately $600 million entity. In addition, the agreement includes a series of put and call options through which WCAS may require us to purchase their interest in the entity and, through which we may acquire WCAS’s interest over the next 5 - 10 years.
In the third quarter of 2018, we completed the sale of our wholly-owned subsidiary KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG's subsidiary, Kanawha Insurance Company, or KIC, included our closed block of non-strategic commercial long-term care policies. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale.

Also in the third quarter of 2018, we, along with TPG Capital, or TPG, and WCAS (together, the "Sponsors"), completed the acquisitions of Kindred and Curo, respectively, merging Curo with the hospice business of Kindred at Home. As part of these transactions, we acquired a 40% minority interest in Kindred at Home, a leading home health and hospice company, for total cash consideration of approximately $1.1 billion.

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
In the first quarter of 2018, we acquired the remaining equity interest in MCCI Holdings, LLC, or MCCI, a privately held management service organization headquartered in Miami, Florida, which primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million.
These transactions are more fully discussed in Note 3 and Note 4 to the consolidated financial statements.
Highlights

•
Our 2019 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2019, approximately 2,407,000 members, or 67%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,039,100 members, or 67%, at December 31, 2018. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 868,800 at December 31, 2019, an increase of 21.3% from 716,000 at December 31, 2018. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is driven by our improved process for identifying and enrolling members in the appropriate program at the right time, coupled with growth in Special Needs Plans, or SNP, membership.

•
On February 5, 2020, after the stock market closed, the Centers for Medicare and Medicaid Services (“CMS”) issued Part II of the 2021 Advance Notice of Methodological Changes for Medicare Advantage Capitation Rates and Part C and Part D Payment Policies (the “Advance Notice”). CMS has invited public comment on the Advance Notice before publishing final rates on April 6, 2020 (the “Final Notice”).

In the Advance Notice, CMS estimates Medicare Advantage plans across the sector will, on average, experience a 0.93 percent increase in benchmark funding based on proposals included therein. As indicated by CMS, its estimate excludes the impact of fee-for-service county rebasing/repricing because the related impact is dependent upon finalization of certain data, which will be available with the publication of the Final Notice.  Based on our preliminary analysis using the same factors CMS included in its estimate, the components of which are detailed on CMS’ website, we anticipate that the proposals in the Advance Notice would result in a change to our benchmark funding relatively in line with CMS’ estimate.
Also on February 5, 2020, CMS issued a proposed rule (which we refer to as the “2021 Proposed Rule”) related to the administration of the MA and Part D programs, including, among other things, the Agency’s implementation of recent legislation removing the limitation on MA eligibility for end-stage-renal-disease, or ESRD, Medicare-eligible beneficiaries beginning in 2021, allowing for Medicare Advantage plans to offer additional supplemental benefits including telehealth, and addressing opioid recovery and treatment. The 2021 Proposed Rule also recognizes the potential opportunity to create new options for beneficiaries, including ESRD beneficiaries, and their access to care through greater flexibility around current network adequacy requirements.  CMS has invited public comments to the 2021 Proposed Rule on or before April 6, 2020.
The Advance Notice and the 2021 Proposed Rule are subject to the required notice and comment period, and we cannot predict when or to what extent CMS will adopt the proposals in the Advance Notice or the 2021 Proposed Rule.  We will be drawing upon our program expertise to provide CMS formal commentary on the impact of both the Advance Notice and the 2021 Proposed Rule and the related impact upon Medicare beneficiaries’ quality of care and service to our members through the MA and Part D programs.

•
Net income was $2.7 billion for 2019 compared to $1.7 billion in 2018 and earnings per diluted common share increased $7.94 from $12.16 earnings per diluted common share in 2018 to $20.10 earnings per diluted common share in 2019. This comparison was primarily impacted by higher segment earnings in our Retail and Healthcare Services segments, partially offset by lower Group and Specialty segment earnings. These changes were further favorably impacted by the put/call valuation adjustments associated with our investment in Kindred at Home and by a lower number of shares used to compute dilutive earnings per share, primarily reflecting share repurchases. In addition, year-over-year comparison to 2019 was impacted by the loss on the sale of KMG of $786 million recognized in 2018.

•
Contributing to our Retail segment revenue growth was our individual and group Medicare Advantage membership, which increased 550,700 members, or 15.5%, from 3,561,800 members at December 31, 2018 to 4,112,500 members at December 31, 2019.

•
Our operating cash flow of $5.3 billion for 2019 improved from $2.2 billion for 2018, reflecting the significant impact of increasing premiums and enrollment, as premiums generally are collected in advance of claim payments by a period of up to several months. The year-over-year comparison was further impacted by the timing of other working capital changes, higher earnings in 2019 versus 2018, and the negative impact on 2018 cash flows resulting from the funding of reinsurance transactions in connection with the sale of KMG.

•
In July 2019, the Board of Directors approved a $3.0 billion share repurchase authorization with an expiration date of June 30, 2022. We subsequently entered into an agreement with a third-party financial institution on July 31, 2019, to effect a $1.0 billion ASR program under the authorization. Under the terms of this program, which was completed in the fourth quarter of 2019, we repurchased approximately 3,376,200 shares at an average price, after a discount, of $296.19. Aside from the completion of the ASR program, we have not completed any open market stock repurchases. As of February 19, 2020, we had a remaining repurchase authorization of $2.0 billion.

•
In August 2019, we issued $500 million of 3.125% senior notes due August 15, 2029, and $500 million of 3.950% senior notes due August 15, 2049. Our net proceeds, reduced for the underwriters discount and commission and offering expenses, were $987 million. We used the net proceeds from this offering, together with available cash, to repay the $650 million outstanding amount due under our term note in August 2019, and the $400 million aggregate principal amount of our 2.625% senior notes due on its maturity date of October 1, 2019.

•
In 2019 we initiated an involuntary workforce optimization program that will allow us to promote operational excellence, accelerate our strategy, fund critical initiatives and advance our growth objectives. As a result we recorded estimated charges of $47 million, or $0.26 per diluted common share, on the corporate level, included with operating costs in the condensed consolidated statements of income. We expect this liability to be primarily paid within 12 months.
Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee was suspended in 2019, but will resume for calendar year 2020, not be deductible for income tax purposes, and significantly increase our effective tax rate. In 2018, the fee levied on the health insurance industry was $14.3 billion. Under current law, the health industry fee will be permanently repealed beginning in calendar year 2021.
It is reasonably possible that the Health Care Reform Law and related regulations, as well as other current or future legislative, judicial or regulatory changes, including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers and are described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data in this 2019 Form 10-K.

Comparison of Results of Operations for 2019 and 2018
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2019 and 2018:
Consolidated

			Change
	2019	2018	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$56,254	$48,108	$8,146	16.9%
Group and Specialty	6,694	6,803	(109)	(1.6)%
Individual Commercial	—	8	(8)	(100.0)%
Other Businesses	—	22	(22)	(100.0)%
Total premiums	62,948	54,941	8,007	14.6%
Services:
Retail	17	11	6	54.5%
Group and Specialty	790	835	(45)	(5.4)%
Healthcare Services	632	607	25	4.1%
Other Businesses	—	4	(4)	(100.0)%
Total services	1,439	1,457	(18)	(1.2)%
Investment income	501	514	(13)	(2.5)%
Total revenues	64,888	56,912	7,976	14.0%
Operating expenses:
Benefits	53,857	45,882	7,975	17.4%
Operating costs	7,381	7,525	(144)	(1.9)%
Depreciation and amortization	458	405	53	13.1%
Total operating expenses	61,696	53,812	7,884	14.7%
Income from operations	3,192	3,100	92	3.0%
Loss on sale of business	—	786	(786)	(100.0)%
Interest expense	242	218	24	11.0%
Other (income) expense, net	(506)	33	(539)	(1633.3)%
Income before income taxes and equity in net earnings	3,456	2,063	1,393	67.5%
Provision for income taxes	763	391	372	95.1%
Equity in net earnings of Kindred at Home	14	11	3	27.3%
Net income	$2,707	$1,683	$1,024	60.8%
Diluted earnings per common share	$20.10	$12.16	$7.94	65.3%
Benefit ratio (a)	85.6%	83.5%		2.1%
Operating cost ratio (b)	11.5%	13.3%		(1.8)%
Effective tax rate	22.0%	18.9%		3.1%

(a)	Represents total benefits expense as a percentage of premiums revenue.

(b)	Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Summary
Net income for 2019 was $2.7 billion, or $20.10 per diluted common share, compared to $1.7 billion, or $12.16 per diluted common share, in 2018. This increase primarily was impacted by our Medicare Advantage business and Healthcare Services segment, as well as by previously implemented productivity initiatives that led to significant operating cost efficiencies in 2019. These impacts were partially offset by strategic investments in our integrated care delivery model, the impact of higher compensation accruals for the Annual Incentive Plan, or AIP, offered to employees across all levels of the company, lower Group and Specialty segment earnings, increased spending associated with the 2020 Medicare Annual Election Period, or AEP, and the impact of workforce optimization. These changes were further favorably impacted by the put/call valuation adjustments associated with our investment in Kindred at Home and by a lower number of shares used to compute dilutive earnings per share, primarily reflecting share repurchases. In addition, 2019 was impacted by the loss on the sale of KMG recognized in 2018.
Premiums Revenue
Consolidated premiums increased $8.0 billion, or 14.6%, from $54.9 billion for 2018 to $62.9 billion for 2019 primarily due to higher premiums in the Retail segment, driven by higher premium revenues from our Medicare Advantage business resulting from membership growth and higher per member premiums associated with individual Medicare Advantage. These increases were partially offset by the impact of declining stand-alone PDP membership, as well as lower premiums in the Group and Specialty segment as discussed in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue decreased $18 million, or 1.2%, from $1.5 billion for 2018 to $1.4 billion for 2019, primarily due to a decrease in services revenue in the Group and Specialty segment, partially offset by an increase in the Healthcare Services segment as detailed in the segment results discussion that follows.
Investment Income
Investment income was $501 million for 2019, decreasing $13 million, or 2.5%, from 2018, primarily due to lower realized capital gains, partially offset by higher average invested balances and interest rates.
Benefits Expense
Consolidated benefits expense was $53.9 billion for 2019, an increase of $8.0 billion, or 17.4%, from 2018 reflecting an increase in the Retail and Group and Specialty segments benefits expense as discussed in the detailed segment results discussion that follows. As more fully described herein under the section entitled "Benefits Expense Recognition", actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $336 million in 2019 and $503 million in 2018.
The consolidated benefit ratio for 2019 was 85.6%, an increase of 210 basis points from 2018 primarily due to the suspension of the health insurance industry fee in 2019, which was contemplated in the pricing and benefit design of our products, lower favorable prior-period medical claims reserve development, an increase in the Group and Specialty benefit ratio as discussed in the detailed segment results discussion that follows, and the shift in Medicare membership mix due to the loss of stand-alone PDP members and significant growth in Medicare Advantage members. These increases were partially offset by engaging our Medicare Advantage members in clinical programs, as well as ensuring they are appropriately documented under the CMS risk-adjustment model, and lower than expected medical costs as compared to the assumptions used in the pricing of our individual Medicare Advantage business for 2019. Favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in 2019 and 90 basis points in 2018.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $144 million, or 1.9%, from 2018 to $7.4 billion in 2019 reflecting a decrease in operating costs in the Retail and the Group and Specialty segments as discussed in the detailed segment results discussion that follows.
The consolidated operating cost ratio for 2019 was 11.5%, decreasing 180 basis points from 13.3% in 2018 primarily due to the suspension of the health insurance industry fee in 2019, scale efficiencies associated with growth in our Medicare Advantage membership, and significant operating cost efficiencies in 2019 driven by previously implemented productivity initiatives. These improvements were partially offset by strategic investments in our integrated care delivery model, the impact of higher compensation expense accruals in 2019 for the AIP offered to employees across all levels, increased spending associated with the Medicare AEP, and charges associated with workforce optimization. The higher compensation accruals resulted from our continued strong performance, including customer satisfaction as measured by the net promoter score, along with higher than anticipated individual Medicare Advantage membership growth. The nondeductible health insurance industry fee impacted the operating cost ratio by approximately 180 basis points in 2018.
Depreciation and Amortization
Depreciation and amortization in 2019 totaled $458 million compared to $405 million in 2018, an increase of 13.1%, primarily due to capital expenditures.
Interest Expense
Interest expense was $242 million for 2019 compared to $218 million for 2018, an increase of $24 million, or 11.0% The increase was primarily due to the higher average borrowings outstanding including the impact of the borrowings under the November 2018 term loan agreement and senior notes issued in August 2019.
Income Taxes
Our effective tax rate during 2019 was 22.0% compared to the effective tax rate of 18.9% in 2018. This change primarily reflects the impact of the suspension of the non-deductible health insurance industry fee in 2019 as well as the deferred tax benefit recognized in 2018 from the loss on sale of KMG. The effective income tax rate in 2018 reflected a $430 million deferred tax benefit, resulting from the loss on the sale of KMG attributable to its original tax basis and subsequent capital contributions to fund accumulated losses. See Note 12 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.
Retail Segment

			Change
	2019	2018	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,587,200	3,064,000	523,200	17.1%
Group Medicare Advantage	525,300	497,800	27,500	5.5%
Medicare stand-alone PDP	4,365,200	5,004,300	(639,100)	(12.8)%
Total Retail Medicare	8,477,700	8,566,100	(88,400)	(1.0)%
State-based Medicaid	469,000	341,100	127,900	37.5%
Medicare Supplement	298,400	254,300	44,100	17.3%
Total Retail medical members	9,245,100	9,161,500	83,600	0.9%

			Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$43,128	$35,656	$7,472	21.0%
Group Medicare Advantage	6,475	6,103	372	6.1%
Medicare stand-alone PDP	3,165	3,584	(419)	(11.7)%
Total Retail Medicare	52,768	45,343	7,425	16.4%
State-based Medicaid	2,898	2,255	643	28.5%
Medicare Supplement	588	510	78	15.3%
Total premiums	56,254	48,108	8,146	16.9%
Services	17	11	6	54.5%
Total premiums and services revenue	$56,271	$48,119	$8,152	16.9%
Segment earnings	$2,235	$1,733	$502	29.0%
Benefit ratio	86.4%	85.1%		1.3%
Operating cost ratio	9.4%	11.1%		(1.7)%
Segment Earnings

•
Retail segment earnings were $2.2 billion in 2019, an increase of $502 million, or 29.0%, compared to $1.7 billion in 2018 primarily reflecting a lower operating cost ratio, partially offset by the higher benefit ratio as more fully described below. As expected, the higher-than-anticipated individual Medicare Advantage membership growth during the previous AEP had a muted impact on the segment's earnings in 2019. While new Medicare Advantage members increase revenue, on average, they have a break even impact on segment earnings in the first year as they were not previously engaged in clinical programs or appropriately documented under the CMS risk adjustment model, and accordingly, carry a higher benefit ratio.

Enrollment

•
Individual Medicare Advantage membership increased 523,200 members, or 17.1%, from 3,064,000 members as of December 31, 2018 to 3,587,200 members as of December 31, 2019, primarily due to membership additions associated with the 2019 AEP and Open Election Period, or OEP, for Medicare beneficiaries. The OEP sales period, which ran from January 1 to March 31, added approximately 43,700 members. Since the conclusion of the OEP, enrollment continued to increase due to strong sales to age-ins and those eligible for Dual Eligible Special Need Plans, or D-SNP. Individual Medicare Advantage membership includes 288,200 D-SNP members as of December 31, 2019, a net increase of 69,600, or 31.8%, from 218,600 December 31, 2018. For the full year 2020, we anticipate a net membership increase in our Individual Medicare Advantage offerings of 270,000 members to 330,000 members.

•
Group Medicare Advantage membership increased 27,500 members, or 5.5%, from 497,800 members as of December 31, 2018 to 525,300 members as of December 31, 2019, primarily due to net membership additions associated with the 2019 AEP for Medicare beneficiaries. For the full year 2020, we anticipate a net membership increase in our Group Medicare Advantage offerings of approximately 90,000 members.

•
Medicare stand-alone PDP membership decreased 639,100 members, or 12.8%, from 5,004,300 members as of December 31, 2018 to 4,365,200 members as of December 31, 2019, primarily reflecting net declines during the 2019 AEP for Medicare beneficiaries. The anticipated decline primarily was due to the competitive nature of the industry and the pricing discipline we have employed, which resulted in us no longer being the low cost plan in any market for 2019. For the full year 2020, we anticipate a net membership decline in our Medicare stand-alone PDP offerings of approximately 550,000 members.

•
State-based Medicaid membership increased 127,900 members, or 37.5%, from 341,100 members as of December 31, 2018 to 469,000 members as of December 31, 2019, primarily driven by the statewide award of a comprehensive contract under the Managed Medical Assistance, or MMA, program in Florida. Our January 31, 2020 state-based contracts membership was 608,000, representing growth of 139,000, or 30%, from December 31, 2019. This growth primarily reflects the impact of terminating the reinsurance agreement with CareSource effective January 1, 2020, which ceded all risk for our Kentucky Medicaid contract.

Premiums revenue

•
Retail segment premiums increased $8.1 billion, or 16.9%, from 2018 to 2019 period primarily due to Medicare Advantage membership growth and higher per member premiums, as well as increased state-based contracts membership. These favorable items were partially offset by the decline in membership in our stand-alone PDP offerings.

Benefits expense

•
The Retail segment benefit ratio of 86.4% for 2019 increased 130 basis points from 85.1% in 2018 primarily due to the suspension of the health insurance industry fee in 2019 which was contemplated in the pricing and benefit design of our products, lower favorable prior-period medical claims reserve development, as well as the shift in Medicare membership mix due to the loss of stand-alone PDP members and the significant growth in Medicare Advantage members. These increases were partially offset by engaging our Medicare Advantage members in clinical programs as well as ensuring they are appropriately documented under the CMS risk adjustment model, lower than expected medical costs as compared to the assumptions used in the pricing of our individual Medicare Advantage business for 2019, and the impact of a less severe flu season experienced in the first quarter of 2019 compared to that in the first quarter of 2018.

•
The Retail segment’s benefits expense for 2019 included the beneficial effect of $386 million in favorable prior-year medical claims reserve development versus $398 million in 2018. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 70 basis points in 2019 versus approximately 80 basis points in 2018.

Operating costs

•
The Retail segment operating cost ratio of 9.4% for 2019 decreased 170 basis points from 11.1% in 2018 primarily due to the suspension of the health insurance industry fee in 2019, as well as scale efficiencies associated with growth in our Medicare Advantage membership, and significant operating cost efficiencies in 2019 driven by previously implemented productivity initiatives. These improvements were partially offset by the strategic investments in our integrated care delivery model, the impact of higher compensation expense accruals in 2019 for the AIP as a result of our continued strong performance, and increased spending associated with the Medicare AEP.

•	The non-deductible health insurance industry fee increased the operating cost ratio by approximately 190 basis points in 2018.

Group and Specialty Segment

			Change
	2019	2018	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	908,600	1,004,700	(96,100)	(9.6)%
ASO	529,200	481,900	47,300	9.8%
Military services	5,984,300	5,928,600	55,700	0.9%
Total group medical members	7,422,100	7,415,200	6,900	0.1%
Specialty membership (a)	5,425,900	6,072,300	(646,400)	(10.6)%

(a)
Specialty products include dental, vision, and other supplemental health products. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2019	2018	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$5,123	$5,444	$(321)	(5.9)%
Specialty	1,571	1,359	212	15.6%
Total premiums	6,694	6,803	(109)	(1.6)%
Services	790	835	(45)	(5.4)%
Total premiums and services revenue	$7,484	$7,638	$(154)	(2.0)%
Segment earnings	$28	$361	$(333)	(92.2)%
Benefit ratio	86.0%	79.7%		6.3%
Operating cost ratio	22.0%	23.6%		(1.6)%
Segment Earnings

•
Group and Specialty segment earnings were $28 million in 2019, a decrease of $333 million, or 92.2%, from $361 million in 2018 primarily due to a higher benefit ratio, along with lower military services business earnings. Earnings comparisons related to the military services business were unfavorably impacted by the receipt of certain contractual incentives and adjustments in 2018 related to the previous TRICARE contract which did not recur in 2019. These decreases were partially offset by the improvement in the operating cost ratio as more fully described below.

Enrollment

•
Fully-insured commercial group medical membership decreased 96,100 members, or 9.6% from 1,004,700 members as of December 31, 2018 primarily reflecting lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products in 2019, as well as the loss of certain large group accounts due to the competitive pricing environment. The portion of group fully-insured commercial medical membership in small group accounts was approximately 59% at December 31, 2019 and 61% at December 31, 2018.

•
Group ASO commercial medical membership increased 47,300 members, or 9.8%, from 481,900 members as of December 31, 2018 to 529,200 members as of December 31, 2019 reflecting more small group accounts selecting level-funded ASO products in 2019, partially offset by the loss of certain large group accounts as a result of continued discipline in pricing of services for self-funded accounts amid a highly competitive environment.

•
Military services membership increased 55,700 members, or 0.9%, from 5,928,600 members as of December 31, 2018 to 5,984,300 members as of December 31, 2019. Membership includes military service members, retirees, and their families to whom we provide healthcare services under the current T2017 TRICARE East Region contract. The current contract, which covers thirty-two states, became effective on January 1, 2018.

•
Specialty membership decreased 646,400 members, or 10.6%, from 6,072,300 as of December 31, 2018 to 5,425,900 members as of December 31, 2019 primarily due to the loss of certain group accounts, including one jumbo account, offering stand-alone dental and vision products.

Premiums revenue

•
Group and Specialty segment premiums decreased $109 million, or 1.6%, from $6.8 billion in 2018 to $6.7 billion in 2019, primarily due to a decline in our fully-insured group commercial and specialty membership as well as the exit of our voluntary benefit and financial protection products in connection with the sale of KMG in 2018. These decreases were partially offset by higher stop-loss revenues related to our level-funded ASO accounts resulting from membership growth in this product and higher per member premiums across the fully-insured business.

Services revenue

•
Group and Specialty segment services revenue decreased $45 million, or 5.4%, from 2018 to 2019 primarily due to the impact of certain contractual incentives and adjustments related to the previous TRICARE contract received in 2018, which did not recur in 2019.

Benefits expense

•
The Group and Specialty segment benefit ratio increased 630 basis points from 79.7% in 2018 to 86.0% in 2019 primarily due to the impact of the continued migration of fully-insured group members to level-funded ASO products in 2019 resulting in a membership mix transformation, the suspension of the health insurance industry fee in 2019 which was contemplated in the pricing and benefit design of our products, and unfavorable prior-year medical claims reserve development driven by provider settlements. The benefit ratio was further negatively impacted by adjustments to dental network contracted rates resulting from dental network recontracting and expansion to position the business for the future.

•
The Group and Specialty segment’s benefits expense included the unfavorable effect of $50 million in prior-year medical claims reserve development in 2019 versus the beneficial effect of $46 million in favorable prior-year medical claims reserve development in 2018. This unfavorable prior-year medical claims reserve development increased the Group and Specialty segment benefit ratio by approximately 70 basis points in 2019 while the favorable prior-year medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 70 basis points in 2018.

Operating costs

•
The Group and Specialty segment operating cost ratio of 22.0% for 2019 decreased 160 basis points from 23.6% for 2018, primarily due to the suspension of the health insurance industry fee in 2019, significant operating cost efficiencies in 2019 driven by previously implemented productivity initiatives, as well as the exit of our voluntary benefit and financial protection products in connection with the sale of KMG in 2018, which carried a higher operating cost ratio. These improvements were offset by the higher compensation expense accruals in 2019 for the AIP as a result of our continued strong consolidated performance.

•	The non-deductible health insurance industry fee increased the operating cost ratio by approximately 160 basis points in 2018.

Healthcare Services Segment

			Change
	2019	2018	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$140	$176	$(36)	(20.5)%
Pharmacy solutions	186	203	(17)	(8.4)%
Provider services	306	228	78	34.2%
Total services revenues	632	607	25	4.1%
Intersegment revenues:
Pharmacy solutions	22,189	20,514	1,675	8.2%
Provider services	2,344	1,994	350	17.6%
Clinical care services	616	662	(46)	(6.9)%
Total intersegment revenues	25,149	23,170	1,979	8.5%
Total services and intersegment revenues	$25,781	23,777	$2,004	8.4%
Segment earnings	$789	$754	$35	4.6%
Operating cost ratio	96.4%	96.3%		0.1%
Segment Earnings

•
Healthcare Services segment earnings were $789 million in 2019, an increase of $35 million, or 4.6%, from 2018. This increase primarily was due to higher earnings from our pharmacy operations and clinical operations, and higher earnings from Kindred at Home operations. These factors were partially offset by additional investments in new clinical assets associated with our provider services business.

Script Volume

•
Humana Pharmacy Solutions® script volumes for the Retail and Group and Specialty segment membership increased to approximately 456 million in 2019, up 3.6% versus scripts of approximately 440 million in 2018. The increase primarily reflects growth associated with higher Medicare Advantage and state-based contracts membership, partially offset by the decline in stand-alone PDP membership.

Services revenue

•	Services revenue increased $25 million, or 4.1%, from 2018 to $632 million for 2019 primarily due to revenue growth from our provider services business.
Intersegment revenues

•
Intersegment revenues increased $1.98 billion, or 8.5%, from 2018 to $25 billion for 2019 primarily due to strong Medicare Advantage membership growth, partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP membership. Intersegment revenues in 2019 were further impacted by higher revenues associated with our provider services business reflecting the previously disclosed acquisitions of MCCI and FPG.

Operating costs

•	The Healthcare Services segment operating cost ratio of 96.4% for 2019 was relatively unchanged from 96.3% for 2018.

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
For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2019 Form 10-K.
Cash and cash equivalents increased to $4.1 billion at December 31, 2019 from $2.3 billion at December 31, 2018. The change in cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	2019	2018	2017
	(in millions)
Net cash provided by operating activities	$5,284	$2,173	$4,051
Net cash used in investing activities	(1,278)	(3,087)	(2,941)
Net cash used in financing activities	(2,295)	(785)	(945)
Increase (decrease) in cash and cash equivalents	$1,711	$(1,699)	$165
Cash Flow from Operating Activities
The change in operating cash flows over the three year period primarily results from the corresponding change in the timing of working capital items, earnings, and enrollment activity as discussed below. The increase in operating cash flows in 2019 reflect the significant impacts of increasing premiums and enrollment, as premiums generally are collected in advance of claim payments by a period of up to several months, higher earnings, the timing of other working capital items, and the impact of an approximately $245 million payment related to reinsuring certain voluntary benefit and financial protection products to a third party in connection with the sale of KMG in 2018.
The decrease in operating cash flows in 2018 primarily was due to the receipt of the merger termination fee in 2017, net of related expenses and taxes paid, funding the reinsurance of certain voluntary benefit and financial protection products to a third party in connection with the sale of KMG in 2018 and the timing of working capital items.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at December 31, 2019, 2018 and 2017:

				Change
	2019	2018	2017	2019	2018
	(in millions)
IBNR (1)	$4,150	$3,361	$3,154	$789	$207
Reported claims in process (2)	628	617	614	11	3
Other benefits payable (3)	1,226	884	900	342	(16)
Total benefits payable	$6,004	$4,862	$4,668	1,142	194
Payables from disposition					58
Change in benefits payable per cash flow statement resulting in cash from operations				$1,142	$252

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
The increase in benefits payable in 2019 and 2018 was primarily due to an increase in IBNR, mainly as a result of Medicare Advantage membership growth. In addition, 2019 was impacted by an increase in the amounts owed to providers under capitated and risk sharing arrangements.

The detail of total net receivables was as follows at December 31, 2019, 2018 and 2017:

				Change
	2019	2018	2017	2019	2018
	(in millions)
Medicare	$835	$836	$511	$(1)	$325
Commercial and other	162	135	273	27	(138)
Military services	128	123	166	5	(43)
Allowance for doubtful accounts	(69)	(79)	(96)	10	17
Total net receivables	$1,056	$1,015	$854	41	161
Reconciliation to cash flow statement:
Change in receivables from acquisition				(12)	—
Change in receivables disposed from sale of business				3	3
Change in receivables per cash flow statement resulting in cash used by operations				$32	$164
Medicare receivables are impacted by changes in revenue associated with individual and group Medicare membership changes as well as the timing of accruals and related collections associated with the CMS risk-adjustment model.

The decrease in commercial and other receivables in 2018 as compared to 2017, was due primarily to a decrease in our receivable associated with the commercial risk adjustment provision of the Health Care Reform Law. This decrease corresponds with our exit from the Individual Commercial business.
Military services receivables at December 31, 2019, 2018, and 2017 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our TRICARE contracts. The 2017 balance also includes transition-in receivables under our T2017 East Region contract collected in 2018.
Many provisions of the Health Care Reform Law became effective in 2014, including the non-deductible health insurance industry fee. The annual health insurance industry fee was suspended for the calendar year 2017, but resumed in calendar year 2018.The annual health insurance industry fee was again suspended in 2019, but will resume for calendar year 2020, not be deductible for income tax purposes, and significantly increase our effective tax rate. Under current law, the health industry fee will be permanently repealed beginning in calendar year 2021. We paid the federal government annual health insurance industry fees of $1.04 billion in 2018.
In addition to the timing of payments of benefits expense, receipts for premiums and services revenues, and amounts due under the health insurance industry fee provisions of the Health Care Reform Law, other items impacting operating cash flows include income tax payments and the timing of payroll cycles.
Cash Flow from Investing Activities
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $736 million in 2019, $612 million in 2018, and $524 million in 2017.

In 2018, we completed the sale of our wholly-owned subsidiary KMG to CGIC. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. Total cash and cash equivalents, including parent company funding, disposed at the time of sale, was $805 million. See Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data
During 2018 we paid cash consideration of approximately $1.1 billion to acquire a 40% minority interest in Kindred at Home, $169 million to acquire the remaining interest in MCCI, and $185 million to acquire all of FPG, as discussed in Notes 3 and 4 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income securities, totaling $542 million, $221 million, and $2.4 billion, during 2019, 2018 and 2017 respectively.
Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Claims payments were $560 million higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk during 2019 and $653 million higher during 2018. Receipts from CMS associated with Medicare Part D claims subsidies for which we do not assume risk were $1.9 billion higher than claims payments during 2017. Our net payable for CMS subsidies and brand name prescription drug discounts was $229 million at December 31, 2019 compared to a net payable of $331 million at December 31, 2018.
Under our administrative services only TRICARE contract, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $63 million in 2019 and reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $38 million in 2018 and $11 million in 2017.
Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $25 million in 2018. Claims payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were higher than reimbursements from HHS by $44 million in 2017.
We repurchased common shares for $1.07 billion, $1.09 billion and $3.37 billion in 2019, 2018 and 2017 under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans.
As discussed further below, we paid dividends to stockholders of $291 million in 2019, $265 million in 2018, and $220 million in 2017.
We entered into a commercial paper program in October 2014. Net repayments of commercial paper were $360 million in 2019 and the maximum principal amount outstanding at any one time during 2019 was $801 million. Net proceeds from the issuance of commercial paper were $485 million in 2018 and the maximum principal amount outstanding at any one time during 2018 was $923 million. Net repayments of commercial paper were $153 million in 2017 and the maximum principal amount outstanding at any one time during 2017 was $500 million.
In November 2018, we entered into a $1.0 billion term note agreement with a bank at a variable rate of interest due within one year. For a detailed discussion of our debt please refer to Note 13 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

In August 2019, we issued $500 million of 3.125% senior notes due August 15, 2029 and $500 million of 3.950% senior notes due August 15, 2049. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid were $987 million. We used the net proceeds from this offering, together with available cash, to repay the $650 million outstanding amount due under our term note in August 2019, and the $400 million aggregate principal amount of our 2.625% senior notes due on maturity at October 1, 2019. In December 2017, we issued $400 million of 2.50% senior notes due December 15, 2020 and $400 million of 2.90% senior notes due December 15, 2022. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of December 31, 2017, were $794 million. We used the net proceeds, together with available cash, to fund the redemption of our $300 million aggregate principal amount of 6.30% senior notes maturing in August 2018 and our $500 million aggregate principal amount of 7.20% senior notes maturing in June 2018 at 100% of the principal amount plus applicable premium for early redemption and accrued and unpaid interest to the redemption date, for cash totaling approximately $829 million.
The remainder of the cash used in or provided by financing activities in 2019, 2018, and 2017 primarily resulted from proceeds from stock option exercises and the change in book overdraft.
Future Sources and Uses of Liquidity
Dividends
For a detailed discussion of dividends to stockholders, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Stock Repurchases
For a detailed discussion of stock repurchases, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Debt
In February 2020, we entered into a new $1 billion term loan commitment with a bank that allows for up to three draws with the initial draw at a minimum of $300 million that matures 1 year after the first draw, subject to a 1 year extension.  Following any initial draw, any unused commitments in excess of $300 million expire on June 30, 2020, with the remaining commitments of up to $300 million available until September 30, 2020. If the initial draw has not been made by June 30, 2020, then all commitments expire on June 30, 2020. The facility fee, interest rate and financial covenants are consistent with those of our revolving credit agreement. There is no prepayment penalty.
For a detailed discussion of our debt, including our senior notes, credit agreement and commercial paper program, please refer to Note 13 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Acquisitions and Divestiture
For a detailed discussion of our acquisitions and divestitures, please refer to Notes 3 and 4 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data

Liquidity Requirements

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2019 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company increased to $1.4 billion at December 31, 2019 from $578 million at December 31, 2018. This increase primarily reflects insurance subsidiaries dividends, non-insurance subsidiaries' profits and net proceeds from debt issuance, partially offset by common stock repurchases, insurance subsidiaries' capital contributions, repayment of debt and capital expenditures. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by Departments of Insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries paid dividends to the parent of $1.8 billion in 2019, $2.3 billion in 2018, and $1.4 billion in 2017. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. The amount of ordinary dividends that may be paid to our parent company in 2020 is approximately $1 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to the parent, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Contractual Obligations
We are contractually obligated to make payments for years subsequent to December 31, 2019 as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Debt	$5,700	$700	$1,000	$600	$3,400
Interest (1)	3,348	226	418	349	2,355
Operating leases (2)	501	133	215	83	70
Purchase obligations (3)	2,503	922	1,136	346	99
Future policy benefits payable and other long-term liabilities (4)	478	26	226	65	161
Total	$12,530	$2,007	$2,995	$1,443	$6,085

(1)	Interest includes the estimated contractual interest payments under our debt agreements.

(2)
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2046    . We sublease facilities or partial facilities to third party tenants for space not used in our operations which partially mitigates our operating lease commitments. See also Note 10 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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

Off-Balance Sheet Arrangements
As of December 31, 2019, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Guarantees and Indemnifications
For a detailed discussion of our guarantees and indemnifications, please refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Government Contracts
For a detailed discussion of our government contracts, including our Medicare, Military, and Medicaid contracts, please refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

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
Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2019	Percentage of Total	December 31, 2018	Percentage of Total
	(dollars in millions)
IBNR	$4,150	69.1%	$3,361	69.1%
Reported claims in process	628	10.5%	617	12.7%
Other benefits payable	1,226	20.4%	884	18.2%
Total benefits payable	$6,004	100.0%	$4,862	100.0%
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
The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderately adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2019 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.70%	$(308)	(3.00)%	$(270)
0.60%	$(264)	(2.75)%	$(248)
0.50%	$(220)	(2.50)%	$(225)
0.40%	$(176)	(2.25)%	$(203)
0.30%	$(132)	(2.00)%	$(180)
0.20%	$(88)	(1.75)%	$(158)
0.10%	$(44)	(1.50)%	$(135)

(a)	Reflects estimated potential changes in benefits payable at December 31, 2019 caused by changes in completion factors for incurred months prior to the most recent two months.

(b)
Reflects estimated potential changes in benefits payable at December 31, 2019 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.

(c)	The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable, excluding military services. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for Retail and Group and Specialty segment tables including information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2019	2018	2017
	(in millions)
Balances at January 1	$4,862	$4,668	$4,563
Less: Reinsurance recoverables	(95)	(70)	(76)
Balances at January 1, net	4,767	4,598	4,487
Incurred related to:
Current year	54,193	46,385	44,001
Prior years	(336)	(503)	(483)
Total incurred	53,857	45,882	43,518
Paid related to:
Current year	(48,421)	(41,736)	(39,496)
Prior years	(4,267)	(3,977)	(3,911)
Total paid	(52,688)	(45,713)	(43,407)
Reinsurance recoverable	68	95	70
Balances at December 31	$6,004	$4,862	$4,668

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

	Favorable Development by Changes in Key Assumptions
	2019		2018		2017
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(233)	(3.1)%	$(229)	(3.3)%	$(279)	(2.7)%
Completion factors	(103)	(0.3)%	(274)	(0.8)%	(204)	(0.7)%
Total	$(336)		$(503)		$(483)

(a)	The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $336 million in 2019, $503 million in 2018, and $483 million in 2017. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2019, 2018, and 2017.

	(Favorable) Unfavorable Medical Claims Reserve Development			Change
	2019	2018	2017	2019	2018
	(in millions)
Retail Segment	$(386)	$(398)	$(386)	$12	$(12)
Group and Specialty Segment	50	(46)	(40)	96	(6)
Individual Commercial Segment	—	(57)	(56)	57	(1)
Other Businesses	—	(2)	(1)	2	(1)
Total	$(336)	$(503)	$(483)	$167	$(20)
The favorable medical claims reserve development for 2019, 2018, and 2017 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Our favorable development for each of the years presented above is discussed further in Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2019 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.
There was no benefit expense excluded from the previous table for the years ended December 31, 2019 and 2018. Benefits expense reduced by $22 million associated with future policy benefits for the year ended December 31, 2017 was excluded from the previous table.

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
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the small group and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by HHS, separately by state and legal entity. Medicare Advantage products are also subject to minimum benefit ratio requirements under the Health Care Reform Law. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.
Medicare Risk-Adjustment Provisions
CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997(BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all MA plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. Rates paid to MA plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s Medicare FFS program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2019, 25% of the risk score was calculated from claims data submitted through EDS. CMS will increase that percentage to 50% in 2020 and has proposed to increase that percentage to 75% in 2021. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows. We estimate risk-adjustment revenues based on medical diagnoses for our membership. The risk-adjustment model, including CMS changes to the submission process, is more fully described in Item 1. – Business under the section titled “Individual Medicare,” and in Item 1A. - Risk Factors.

Investment Securities
Investment securities totaled $11.4 billion, or 39% of total assets at December 31, 2019, and $10.4 billion, or 41% of total assets at December 31, 2018. The investment portfolio was primarily comprised of debt securities, detailed below, at December 31, 2019 and entirely at December 31, 2018. The fair value of debt securities were as follows at December 31, 2019 and 2018:

	12/31/2019	Percentage of Total	12/31/2018	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$354	3.1%	$417	4.0%
Mortgage-backed securities	3,710	32.6%	2,544	24.4%
Tax-exempt municipal securities	1,463	12.9%	2,771	26.5%
Mortgage-backed securities:
Residential	—	—%	55	0.5%
Commercial	804	7.1%	523	5.0%
Asset-backed securities	1,093	9.6%	985	9.4%
Corporate debt securities	3,947	34.7%	3,142	30.2%
Total debt securities	$11,371	100.0%	$10,437	100.0%
Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2019. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2019:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$48	$—	$23	$—	$71	$—
Mortgage-backed securities	315	(1)	204	(2)	519	(3)
Tax-exempt municipal securities	58	—	75	—	133	—
Mortgage-backed securities:
Residential	—	—	—	—	—	—
Commercial	118	—	36	—	154	—
Asset-backed securities	20	—	607	(3)	627	(3)
Corporate debt securities	589	(2)	155	—	744	(2)
Total debt securities	$1,148	$(3)	$1,100	$(5)	$2,248	$(8)
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

All issuers of securities we own that were trading at an unrealized loss at December 31, 2019 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At December 31, 2019, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2019. There were no material other-than-temporary impairments in 2019, 2018, or 2017.
Goodwill and Long-lived Assets
At December 31, 2019, goodwill and other long-lived assets represented 21% of total assets and 50% of total stockholders’ equity, compared to 23% and 58%, respectively, at December 31, 2018.
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
We use the one-step process to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in Government rates, the estimates underlying our goodwill impairment tests could be adversely affected. Goodwill impairment tests completed in each of the last three years did not result in an impairment loss. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill, with the exception of our clinical and provider reporting units in our Healthcare Services segment. Our clinical and provider reporting units primarily provide services to our Retail members. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income, could have a negative impact on the estimated fair value of these reporting units. The clinical reporting unit had a fair value of $544 million which exceeded its carrying value of $533 million by $11 million or 2%. If the discount rate increased 100 basis points, then the clinical reporting unit would incur an impairment loss of approximately $62 million. The provider reporting unit had a fair value of $2.3 billion which exceeded its carrying value of $1.3 billion by $1.0 billion or 78%. The provider reporting unit estimate of fair value relies on multiple assumptions regarding the underlying long-term cash flows, any one of which may be significantly impacted by future changes in estimates and may negatively impact fair value. The clinical and provider reporting units account for $524 million and $761 million, respectively, of goodwill. Impairment tests completed for 2019, 2018, and 2017 did not result in an impairment loss.
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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. In the past we have, and in the future we may enter into interest rate swap agreements depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $2.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. There were no borrowings outstanding under our credit agreement at December 31, 2019 or December 31, 2018.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at December 31, 2019. Our net unrealized position increased $415 million from a net unrealized loss position of $204 million at December 31, 2018 to a net unrealized gain position of $211 million at December 31, 2019. At December 31, 2019, we had gross unrealized losses of $8 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material other-than-temporary impairments during 2019. While we believe that these impairments are temporary and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.5 years as of December 31, 2019 and 2.9 years as of December 31, 2018. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $373 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2019 and 2018. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 10 year US treasury rates during the year have not exceeded 300 basis points, have changed between 200 and 300 basis points once, have changed between 100 and 200 basis points four times, and have changed by less than 100 basis points five times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2019
Investment income (a)	$(150)	$(133)	$(79)	$78	$157	$235
Interest expense (b)	10	9	4	(4)	(9)	(13)
Pretax	$(140)	$(124)	$(75)	$74	$148	$222
As of December 31, 2018
Investment income (a)	$(154)	$(114)	$(57)	$58	$116	$175
Interest expense (b)	31	20	10	(10)	(20)	(31)
Pretax	$(123)	$(94)	$(47)	$48	$96	$144

(a)	As of December 31, 2019 and 2018, some of our investments had interest rates below 2% so the assumed hypothetical change in pretax earnings does not reflect the full 2% point reduction.

(b)
The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2019 or December 31, 2018. There was $300 million and $645 million outstanding under our commercial paper program at December 31, 2019 and 2018, respectively. As of December 31, 2019, our interest rate under our commercial paper program was less than 3% so the assumed hypothetical change in pretax earnings does not reflect the full 3% point reduction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,054	$2,343
Investment securities	10,972	10,026
Receivables, less allowance for doubtful accounts of $69 in 2019 and $79 in 2018	1,056	1,015
Other current assets	3,806	3,564
Total current assets	19,888	16,948
Property and equipment, net	1,955	1,735
Long-term investment securities	406	411
Goodwill	3,928	3,897
Equity method investment in Kindred at Home	1,063	1,047
Other long-term assets	1,834	1,375
Total assets	$29,074	$25,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$6,004	$4,862
Trade accounts payable and accrued expenses	3,754	3,067
Book overdraft	225	171
Unearned revenues	247	283
Short-term debt	699	1,694
Total current liabilities	10,929	10,077
Long-term debt	4,967	4,375
Future policy benefits payable	206	219
Other long-term liabilities	935	581
Total liabilities	17,037	15,252
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,629,992 shares issued at December 31, 2019 and 198,594,841 shares issued at December 31, 2018	33	33
Capital in excess of par value	2,820	2,535
Retained earnings	17,483	15,072
Accumulated other comprehensive income (loss)	156	(159)
Treasury stock, at cost, 66,524,771 shares at December 31, 2019 and 63,028,169 shares at December 31, 2018	(8,455)	(7,320)
Total stockholders’ equity	12,037	10,161
Total liabilities and stockholders’ equity	$29,074	$25,413
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2019	2018	2017
	(in millions, except per share results)
Revenues:
Premiums	$62,948	$54,941	$52,380
Services	1,439	1,457	982
Investment income	501	514	405
Total revenues	64,888	56,912	53,767
Operating expenses:
Benefits	53,857	45,882	43,496
Operating costs	7,381	7,525	6,567
Merger termination fee and related costs, net	—	—	(936)
Depreciation and amortization	458	405	378
Total operating expenses	61,696	53,812	49,505
Income from operations	3,192	3,100	4,262
Loss on sale of business	—	786	—
Interest expense	242	218	242
Other (income) expense, net	(506)	33	—
Income before income taxes and equity in net earnings	3,456	2,063	4,020
Provision for income taxes	763	391	1,572
Equity in net earnings of Kindred at Home	14	11	—
Net income	$2,707	$1,683	$2,448
Basic earnings per common share	$20.20	$12.24	$16.94
Diluted earnings per common share	$20.10	$12.16	$16.81
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Net income	$2,707	$1,683	$2,448
Other comprehensive income (loss):
Change in gross unrealized investment losses/gains	450	(189)	149
Effect of income taxes	(105)	51	(55)
Total change in unrealized investment gains/losses, net of tax	345	(138)	94
Reclassification adjustment for net realized gains included in investment income	(34)	(53)	(14)
Effect of income taxes	8	17	5
Total reclassification adjustment, net of tax	(26)	(36)	(9)
Other comprehensive income (loss), net of tax	319	(174)	85
Comprehensive income attributable to our equity method investment in Kindred at Home	(4)	(4)	—
Comprehensive income	$3,022	$1,505	$2,533
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2017	198,495	$33	$2,562	$11,454	$(66)	$(3,298)	$10,685
Net income				2,448			2,448
Other comprehensive income					85		85
Common stock repurchases			(200)			(3,165)	(3,365)
Dividends and dividend equivalents			—	(232)			(232)
Stock-based compensation			157				157
Restricted stock unit vesting	—	—	(138)			138	—
Stock option exercises	77	—	64			—	64
Balances, December 31, 2017	198,572	33	2,445	13,670	19	(6,325)	9,842
Net income				1,683			1,683
Other comprehensive loss				(4)	(178)		(182)
Common stock repurchases			50			(1,140)	(1,090)
Dividends and dividend equivalents			—	(277)			(277)
Stock-based compensation			137				137
Restricted stock unit vesting	—	—	(145)			145	—
Stock option exercises	23	—	48			—	48
Balances, December 31, 2018	198,595	33	2,535	15,072	(159)	(7,320)	10,161
Net income				2,707			2,707
Other comprehensive income					315		315
Common stock repurchases			150			(1,220)	(1,070)
Dividends and dividend equivalents			—	(296)			(296)
Stock-based compensation			163				163
Restricted stock unit vesting	32	—	(48)			48	—
Stock option exercises	3	—	20			37	57
Balances, December 31, 2019	198,630	$33	$2,820	$17,483	$156	$(8,455)	$12,037
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$2,707	$1,683	$2,448
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	786	—
Net realized capital gains	(62)	(90)	(14)
Equity in net earnings of Kindred at Home	(14)	(11)	—
Stock compensation	163	137	157
Depreciation	505	444	410
Amortization	70	90	75
Provision for deferred income taxes	162	194	132
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(32)	(164)	426
Other assets	118	(484)	(582)
Benefits payable	1,142	252	105
Other liabilities	471	(676)	641
Unearned revenues	(36)	(95)	98
Other	90	107	155
Net cash provided by operating activities	5,284	2,173	4,051
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(354)	(31)
Purchase of equity method investment in Kindred at Home	—	(1,095)	—
Cash transferred in sale of business	—	(805)	—
Purchases of property and equipment	(736)	(612)	(524)
Purchases of investment securities	(6,361)	(4,687)	(6,265)
Maturities of investment securities	1,733	972	1,111
Proceeds from sales of investment securities	4,086	3,494	2,768
Net cash used in investing activities	(1,278)	(3,087)	(2,941)
Cash flows from financing activities
(Receipts) withdrawals from contract deposits, net	(623)	(640)	1,823
Proceeds from issuance of senior notes, net	987	—	1,779
(Repayments) proceeds from issuance of commercial paper, net	(360)	485	(153)
Proceeds from term loan	—	1,000	—
Repayment of term loan	(650)	(350)	—
Repayment of long-term debt	(400)	—	(800)
Common stock repurchases	(1,070)	(1,090)	(3,365)
Dividends paid	(291)	(265)	(220)
Change in book overdraft	54	30	(71)
Proceeds from stock option exercises & other	58	45	62
Net cash used in financing activities	(2,295)	(785)	(945)
Increase (decrease) in cash and cash equivalents	1,711	(1,699)	165
Cash and cash equivalents at beginning of period	2,343	4,042	3,877
Cash and cash equivalents at end of period	$4,054	$2,343	$4,042

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

	For the year ended December 31,
	2019	2018	2017
Supplemental cash flow disclosures:	(in millions)
Interest payments	$212	$195	$216
Income tax payments, net	$518	$631	$1,498
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$28	$392	$31
Less: Fair value of liabilities assumed	(28)	(38)	—
Cash paid for acquired businesses, net of cash acquired	$—	$354	$31

The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well‐being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in‐home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 82% of our total premiums and services revenue from contracts with the federal government in 2019, including 15% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.
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
Workforce Optimization
We initiated involuntary workforce reduction programs during 2019 and 2017, as well as a voluntary early retirement program during 2017. These programs impacted approximately 1,000 associates in 2019 and 3,600 associates in 2017. As a result, we recorded charges of $47 million in 2019 and $148 million in 2017. Payments under these programs are made upon termination during the early retirement or severance pay period. The 2017 workforce optimization obligation was $12 million at December 31, 2018 and was fully settled as of December 31, 2019. The remaining 2019 workforce optimization obligation was $45 million as of December 31, 2019.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The annual premium-based fee on health insurers is not deductible for tax purposes. We estimate a liability for the health insurance industry fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. We record the liability for the health insurance industry fee in trade accounts payable and accrued expenses and record the deferred cost in other current assets in our consolidated financial statements. We pay the health insurance industry fee in September or October of each year. The Consolidated Appropriations Act enacted on December 18, 2015, included a one year suspension in 2017 of the health insurance industry fee. In 2018, we paid the federal government $1.04 billion for the annual health insurance industry fee attributed to calendar year 2018. The Continuing Resolution bill, H.R. 195, enacted on January 22, 2018, included a one year suspension in 2019 of the health insurance industry fee, but the fee will resume for calendar year 2020. The Further Consolidated Appropriations Act, 2020, enacted on December 20, 2019, permanently repealed the health insurance industry fee beginning in calendar year 2021.
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
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the small group and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by HHS, separately by state and legal entity. Medicare Advantage and Medicaid products are also subject to minimum benefit ratio requirements. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.

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
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2019, subsidy and discount payments of $11.8 billion exceeded reimbursements of $11.2 billion by $0.6 billion. For 2018, subsidy and discount payments of $10.3 billion exceeded reimbursements of $9.6 billion by $0.7 billion. For 2017, subsidy and discount reimbursements of $12.1 billion exceeded payments of $10.2 billion by $1.9 billion. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Administrative services fees
Administrative services fees cover the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded groups. Revenues from providing administration services, also known as administrative services only, or ASO, are recognized in the period services are performed and are net of estimated uncollectible amounts. ASO fees are estimated by multiplying the membership covered under the various contracts by the contractual rates. Under ASO contracts, self-funded employers retain the risk of financing substantially all of the cost of health benefits. However, many ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs. Accordingly, we have recorded premiums revenue and benefits expense related to these stop loss insurance contracts. We routinely monitor the collectability of specific accounts, the aging of receivables, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. ASO fees received prior to the service period are recorded as unearned revenues.
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
Our TRICARE members are served by both in-network and out-of-network providers in accordance with our contracts. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2019, health care cost payments of approximately $6.5 billion exceeded reimbursements of approximately $6.4 billion by $63 million. For 2018, health care cost reimbursements and payments were each approximately $5.6 billion, with reimbursements exceeding payments by $38 million for the year. For 2017, health care cost reimbursements and payments were each approximately $3.4 billion with reimbursements exceeding payments by $11 million for the year.
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
At December 31, 2019 and 2018, accounts receivable related to services were $141 million and $123 million, respectively. For the year ended December 31, 2019, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet at December 31, 2019.

For the year ended December 31, 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations was not material.
Other Current Assets

Other current assets includes amounts associated with Medicare Part D as discussed above and in Note 7, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $1.3 billion at December 31, 2019 and 2018.

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
Life insurance, annuities, certain health and other supplemental, and, prior to the sale of our wholly-owned subsidiary, KMG America Corporation, or KMG, in 2018, long term care policies sold to individuals are accounted for as long-duration insurance products because they are expected to remain in force for an extended period beyond one year and premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. As a result, we defer policy acquisition costs, primarily consisting of commissions, and amortize them over the estimated life of the policies in proportion to premiums earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income.
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

See Note 4 for further information.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We use the one-step process to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. A 100 basis point increase in the discount rate would not have a significant impact on the amount of margin for any of our reporting units with significant goodwill, with the exception of our clinical and provider reporting units in our Healthcare Services segment. Our clinical and provider reporting units primarily provide services to our Retail members. A significant increase in the discount rate, decrease in the long-term growth rate, or substantial reductions in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income, could have a negative impact on the estimated fair value of these reporting units. The clinical reporting unit had a fair value of $544 million which exceeded its carrying value of $533 million by $11 million or 2%. If the discount rate increased 100 basis points, then the clinical reporting unit would incur an impairment loss of approximately $62 million. The provider reporting unit had a fair value of $2.3 billion which exceeded its carrying value of $1.3 billion by $1.0 billion or 78%. The provider reporting unit estimate of fair value relies on multiple assumptions regarding the underlying long-term cash flows, any one of which may be significantly impacted by future changes in estimates and may negatively impact fair value. The clinical and provider reporting units account for $524 million and $761 million, respectively, of goodwill. Impairment tests completed for 2019, 2018, and 2017 did not result in an impairment loss.
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

Benefits Payable and Benefits Expense Recognition

Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided on or prior to the balance sheet date. Capitation payments represent monthly contractual fees disbursed to primary care and other providers who are responsible for providing medical care to members. Pharmacy costs represent payments for members’ prescription drug benefits, net of rebates from drug manufacturers. Receivables for such pharmacy rebates are included in other current assets in our consolidated balance sheets. Other supplemental benefits include dental, vision, and other supplemental health products.

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
We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent two months, the key assumption used in estimating our IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent two months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality.
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
Future policy benefits payable
Future policy benefits payable include liabilities for long-duration insurance policies including life insurance, annuities, certain health and other supplemental, and prior to the sale of KMG in 2018, long-term care policies sold to individuals for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on industry actuarial tables, modified based upon actual experience. Changes in estimates of these reserves are recognized as an adjustment to benefits expense in the period the changes occur. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Additional detail regarding our stock-based compensation plans is included in Note 14.
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
Additional detail regarding earnings per common share is included in Note 15.
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
Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include securities that are traded in an active exchange market.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued new guidance related to accounting for leases which requires lessees to record assets and liabilities reflecting the leased assets and lease obligations, respectively, while following the dual model for recognition in statements of income requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). We adopted the new standard effective January 1, 2019, as allowed, using the modified retrospective approach. We elected the practical expedients of not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification for any expired or existing leases and not reassessing any initial direct costs for existing leases. In addition, we elected the practical expedient to not separate lease and nonlease components for all of our asset classes. We made a permitted accounting policy election to not apply the new guidance to leases with an initial term of 12 months or less. We recognize those lease payments in the condensed consolidated statement of income on a straight-line basis over the lease term. As of January 1, 2019, the adoption of the standard resulted in recognition of lease liabilities of approximately $470 million and right-of-use, or ROU, assets of $436 million, which equals the lease liabilities net of accrued rent and lease incentives. The standard does not materially affect our results of operations, cash flows and liquidity. See Note 10 for further information.
In March 2017, the FASB issued new guidance that amends the accounting for premium amortization on purchased callable debt securities by shortening the amortization period. This amended guidance requires the premium to be amortized to the earliest call date instead of maturity date. The new guidance was effective for us beginning with annual and interim periods in 2019. This guidance did not have a material impact on our results of operations, financial condition or cash flows.

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

Accounting Pronouncements Effective in Future Periods

In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2020. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists primarily of available for sale debt securities. We adopted the new standard effective January 1, 2020. Due to the high concentration of our financial assets measured at amortized cost being with the federal government resulting in zero nonpayment risk as well as our available for sale debt securities primarily being in an unrealized gain position, the adoption of the new standard did not have a material impact on our results of operations, financial condition, or cash flows.

In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers and reinsurers. The new guidance is effective for us beginning with annual and interim periods in 2022, with earlier adoption permitted, and requires retrospective application to previously issued annual and interim financial statements. We are currently evaluating the impact on our results of operations, financial position and cash flows.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.
3. ACQUISITIONS AND DIVESTITURES
Recent Transactions
In the first quarter of 2020, we acquired privately held Enclara Healthcare, or Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $707 million, net of cash received. The purchase accounting is incomplete due to the timing of the availability of information.
Also in the first quarter of 2020, our Partners in Primary Care wholly-owned subsidiary entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. The WCAS partnership is expected to open approximately 50 payor-agnostic, senior-focused primary care centers over 3 years beginning in 2020. Partners in Primary Care committed to the acquisition of a non-controlling interest in the approximately $600 million entity. In addition, the agreement includes a series of put and call options through which WCAS may require us to purchase their interest in the entity and, through which we may acquire WCAS’s interest over the next 5 - 10 years.
Sale of Closed Block of Commercial Long-Term Care Insurance Business
On August 9, 2018, we completed the sale of KMG to Continental General Insurance Company, or CGIC, a Texas-based insurance company wholly owned by HC2 Holdings, Inc., a diversified holding company. KMG's subsidiary, Kanawha Insurance Company, or KIC, included our closed block of non-strategic commercial long-term care policies. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. In connection with the sale of KMG, we recognized a pretax loss, including transaction costs, of  $786 million and a corresponding $452 million tax benefit.
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

KMG revenues and net income for the 2018 period prior to the date of sale was $182 million and $47 million, respectively. KMG revenues and net loss were $261 million and $117 million, respectively, for the year ended December 31, 2017.

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

Other Acquisitions and Divestitures
In the first quarter of 2018, we acquired the remaining equity interest in MCCI Holdings, LLC, or MCCI, a privately held management service organization and healthcare provider headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million. This resulted in a purchase price allocation to goodwill of $483 million, other intangible assets of $80 million, and net tangible assets of $24 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 8 years. Goodwill and other intangible assets are amortizable as deductible expense for tax purposes.
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
During 2019 and 2018, we acquired other health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2019, 2018 and 2017 were not material to our results of operations. Goodwill and other intangible assets acquired are partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. EQUITY METHOD INVESTMENT
In the third quarter of 2018, we, along with TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS (together, the "Sponsors"), completed the acquisitions of Kindred Healthcare, Inc., or Kindred, and privately-held Curo Health Services, or Curo, respectively, merging Curo with the hospice business of the Kindred at Home Division, or Kindred at Home. As part of these transactions, we acquired a 40% minority interest in Kindred at Home, a leading home health and hospice company, for total cash consideration of approximately $1.1 billion.
We account for our 40% investment in Kindred at Home using the equity method of accounting. This investment is reflected as "Equity method investment in Kindred at Home" in our consolidated balance sheets, with our share of income or loss reported as "Equity in net earnings of Kindred at Home" in our consolidated statements of income.

We entered into a shareholders agreement with the Sponsors that provides for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture starting at the end of year three and ending at the end of year four following the closing. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning at the end of 2022 and ending at the end of 2023 following the closing. The put and call options, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation. The simulation relies on assumptions around Kindred at Home's equity value, risk free interest rates, volatility, and the details specific to the put and call options. The final purchase price allocation resulted in approximately $1 billion being allocated to the investment and $236 million and $291 million allocated to the put and call options, respectively. The fair values of the put option and call option were $28 million and $557 million, respectively, at December 31, 2019. The fair values of the put option and call option were $224 million and $246 million, respectively, at December 31, 2018.
The put option is included within other long-term liabilities and the call option is included within other long term assets. The change in fair value of the put and call options for the years ended December 31, 2019 and 2018 of $(506) million and $33 million, respectively, are reported as "Other (income) expense, net" in our consolidated statements of income.
The summarized balance sheets at December 31, 2019 and 2018, and income statement for the year ended December 31, 2019 and period beginning July 2, 2018 through December 31, 2018 of Kindred at Home were as follows:

Balance sheets	December 31, 2019	December 31, 2018
	(in millions)
Current assets	$563	$536
Non-current assets	4,967	4,955
Current liabilities	405	351
Non-current liabilities	2,637	2,708
Shareholders' equity	2,488	2,432

Statements of income
	For the year ended December 31, 2019	July 2, 2018 through December 31, 2018
	(in millions)
Revenues	$3,100	$1,587
Expenses	2,835	1,451
Net income	54	27

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2019 and 2018, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$353	$1	$—	$354
Mortgage-backed securities	3,628	85	(3)	3,710
Tax-exempt municipal securities	1,433	30	—	1,463
Mortgage-backed securities:
Commercial	786	18	—	804
Asset-backed securities	1,093	3	(3)	1,093
Corporate debt securities	3,867	82	(2)	3,947
Total debt securities	$11,160	$219	$(8)	$11,371
December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$419	$1	$(3)	$417
Mortgage-backed securities	2,595	3	(54)	2,544
Tax-exempt municipal securities	2,805	3	(37)	2,771
Mortgage-backed securities:
Residential	55	—	—	55
Commercial	537	—	(14)	523
Asset-backed securities	991	1	(7)	985
Corporate debt securities	3,239	1	(98)	3,142
Total debt securities	$10,641	$9	$(213)	$10,437

We also held $7 million of equity securities carried at fair value as of December 31, 2019 consisting of common stock.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2019 and 2018, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$48	$—	$23	$—	$71	$—
Mortgage-backed securities	315	(1)	204	(2)	519	(3)
Tax-exempt municipal securities	58	—	75	—	133	—
Mortgage-backed securities:
Commercial	118	—	36	—	154	—
Asset-backed securities	20	—	607	(3)	627	(3)
Corporate debt securities	589	(2)	155	—	744	(2)
Total debt securities	$1,148	$(3)	$1,100	$(5)	$2,248	$(8)
December 31, 2018
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$179	$(1)	$153	$(2)	$332	$(3)
Mortgage-backed securities	956	(16)	1,019	(38)	1,975	(54)
Tax-exempt municipal securities	809	(9)	1,648	(28)	2,457	(37)
Mortgage-backed securities:
Residential	—	—	15	—	15	—
Commercial	372	(8)	133	(6)	505	(14)
Asset-backed securities	824	(7)	40	—	864	(7)
Corporate debt securities	1,434	(35)	1,439	(63)	2,873	(98)
Total debt securities	$4,574	$(76)	$4,447	$(137)	$9,021	$(213)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by S&P at December 31, 2019. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized loss from all securities was generated from approximately 235 positions out of a total of approximately 1,515 positions at December 31, 2019. All issuers of securities we own that were trading at an unrealized loss at December 31, 2019 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At December 31, 2019, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss were not other-than-temporarily impaired at December 31, 2019.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
	(in millions)
Gross realized gains	$129	$106	$35
Gross realized losses	(67)	(16)	(21)
Net realized capital gains	$62	$90	$14

There were no material other-than-temporary impairments in 2019, 2018, or 2017.
The contractual maturities of debt securities available for sale at December 31, 2019, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,316	$1,317
Due after one year through five years	1,974	2,013
Due after five years through ten years	1,724	1,780
Due after ten years	639	654
Mortgage and asset-backed securities	5,507	5,607
Total debt securities	$11,160	$11,371

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2019 and 2018, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2019
Cash equivalents	$3,660	$3,660	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	354	—	354	—
Mortgage-backed securities	3,710	—	3,710	—
Tax-exempt municipal securities	1,463	—	1,463	—
Mortgage-backed securities:
Commercial	804	—	804	—
Asset-backed securities	1,093	—	1,093	—
Corporate debt securities	3,947	—	3,947	—
Total debt securities	11,371	—	11,371	—
Common stock	7	7	—	—
Total invested assets	$15,038	$3,667	$11,371	$—
December 31, 2018
Cash equivalents	$2,024	$2,024	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	417	—	417	—
Mortgage-backed securities	2,544	—	2,544	—
Tax-exempt municipal securities	2,771	—	2,771	—
Mortgage-backed securities:
Residential	55	—	55	—
Commercial	523	—	523	—
Asset-backed securities	985	—	985	—
Corporate debt securities	3,142	—	3,142	—
Total debt securities	10,437	—	10,437	—
Total invested assets	$12,461	$2,024	$10,437	$—

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $5,366 million at December 31, 2019 and $4,774 million at December 31, 2018. The fair value of our senior note debt was $5,916 million at December 31, 2019 and $4,885 million at December 31, 2018. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The outstanding commercial paper borrowings were $300 million at December 31, 2019 and we repaid the term note balance in August 2019. The term note outstanding and commercial paper borrowings were $1,295 million at December 31, 2018.
Put and Call Options Measured at Fair Value
The put and call options fair values, derived from the Monte Carlo simulation, were $28 million and $557 million, respectively at December 31, 2019 and $224 million and $246 million, respectively at December 31, 2018. The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value of Kindred at Home, annualized volatility (19.8%) and secured credit rate (2.2%). Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term net operating profit after tax margin, or NOPAT, (12.0%) to measure underlying cash flows, weighted average cost of capital (10.0%) and long term growth rate (3.0%). The calculation of NOPAT utilized net income plus after tax interest expense.
We regularly evaluate each of the assumptions used in establishing these assets and liabilities. Significant changes in assumptions for weighted average cost of capital, long term growth rates, NOPAT, volatility, credit spreads, risk free rate, and underlying cash flow estimates, could result in significantly lower or higher fair value measurements. A change in one of these assumptions is not necessarily accompanied by a change in another assumption.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we acquired MCCI, FPG, and other health and wellness related businesses during 2019, 2018, and 2017. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2019, 2018, or 2017.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. MEDICARE PART D
As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2019 and 2018. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	2019		2018
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$5	$585	$15	$172
Trade accounts payable and accrued expenses	(120)	(356)	(103)	(503)
Net current (liability) asset	(115)	229	(88)	(331)
Other long-term assets	6	—	7	—
Other long-term liabilities	(61)	—	(89)	—
Net long-term liability	(55)	—	(82)	—
Total net (liability) asset	$(170)	$229	$(170)	$(331)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2019 and 2018.

	2019	2018
	(in millions)
Land	$20	$20
Buildings and leasehold improvements	874	766
Equipment	922	890
Computer software	2,799	2,372
	4,615	4,048
Accumulated depreciation	(2,660)	(2,313)
Property and equipment, net	$1,955	$1,735

Depreciation expense was $505 million in 2019, $444 million in 2018, and $410 million in 2017, including amortization expense for capitalized internally developed and purchased software of $343 million in 2019, $298 million in 2018, and $287 million in 2017.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2019 and 2018 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2018	$1,059	$261	$1,961	$3,281
Acquisitions	476	—	140	616
Balance at December 31, 2018	1,535	261	2,101	3,897
Acquisitions	—	—	31	31
Balance at December 31, 2019	$1,535	$261	$2,132	$3,928

The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2019 and 2018.

	Weighted Average Life	2019			2018
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	8.7 years	$646	$496	$150	$646	$434	$212
Trade names and technology	6.4 years	84	84	—	84	83	1
Provider contracts	11.8 years	70	44	26	68	37	31
Noncompetes and other	7.3 years	29	28	1	29	28	1
Total other intangible assets	8.7 years	$829	$652	$177	$827	$582	$245

Amortization expense for other intangible assets was approximately $70 million in 2019, $90 million in 2018, and $75 million in 2017. Amortization expense for 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets.
The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,
2020	$68
2021	34
2022	31
2023	18
2024	11

10. LEASES

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When portions of the lease payments are not fixed or depend on an index or rate, we consider those payments to be variable in nature. Our variable lease payments include, but are not limited to, common area maintenance, taxes and insurance which are not dependent upon an index or rate. Variable lease payments are recorded in the period in which the obligation for the payment is incurred. Most leases include options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
At December 31, 2019, $410 million of operating ROU assets are included within other long-term assets in our consolidated balance sheet. Additionally, at December 31, 2019, $116 million and $332 million of operating lease liabilities are included within trade accounts payable and accrued expenses and other long-term liabilities, respectively, in our consolidated balance sheet based on the remaining lease term.
For the year-ended December 31, 2019, total fixed operating lease costs, excluding short-term lease costs, were $154 million and are included within operating costs in our consolidated statement of income. Short-term lease costs were not material. In addition, for the year-ended December 31, 2019, total variable operating lease costs were $82 million and are included within operating costs in our consolidated statement of income. We sublease facilities or partial facilities to third party tenants for space not used in our operations. For the year-ended December 31, 2019, sublease rental income was $45 million and is included within operating costs in our consolidated statement of income.
The weighted average remaining lease term is 4.9 years with a weighted average discount rate of 4.1% at December 31, 2019. For the year-ended December 31, 2019, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $151 million.

Maturity of Lease Liabilities	December 31, 2019
(in millions)
2020	$133
2021	117
2022	97
2023	52
2024	31
After 2024	70
Total lease payments	500
Less: Interest	52
Present value of lease liabilities	$448

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended 2018, under prior lease disclosure requirements
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancelable and expire on various dates through 2046. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the years ended December 31, 2018 and 2017:

	2018	2017
	(in millions)
Rent expense	$167	$204
Sublease rental income	(32)	(33)
Net rent expense	$135	$171

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, excluding military services, was as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in millions)
Balances at January 1	$4,862	$4,668	$4,563
Less: Reinsurance recoverables	(95)	(70)	(76)
Balances at January 1, net	4,767	4,598	4,487
Incurred related to:
Current year	54,193	46,385	44,001
Prior years	(336)	(503)	(483)
Total incurred	53,857	45,882	43,518
Paid related to:
Current year	(48,421)	(41,736)	(39,496)
Prior years	(4,267)	(3,977)	(3,911)
Total paid	(52,688)	(45,713)	(43,407)
Reinsurance recoverable	68	95	70
Balances at December 31	$6,004	$4,862	$4,668

Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $336 million in 2019, $503 million in 2018, and $483 million in 2017. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2019, 2018, and 2017.

	(Favorable) Unfavorable Medical Claims Reserve Development
	2019	2018	2017

Retail Segment	$(386)	$(398)	$(386)
Group and Specialty Segment	50	(46)	(40)
Individual Commercial Segment	—	(57)	(56)
Other Businesses	—	(2)	(1)
Total	$(336)	$(503)	$(483)

The medical claims reserve development for 2019, 2018, and 2017 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Favorable prior period development primarily resulted from our Medicare Advantage medical business. The unfavorable Group and Specialty medical claims reserve development for 2019 reflects higher than expected claims trend and provider settlements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefits expense reduction of $22 million associated with long-duration future policy benefits for the year ended December 31, 2017 was excluded from the previous short duration benefits payable rollforward table.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our segments as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2017 and 2018 is presented as supplementary information.
Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in millions)
Balances at January 1	$4,338	$3,963	$3,506
Less: Reinsurance recoverables	(95)	(70)	(76)
Balances at January 1, net	4,243	3,893	3,430
Incurred related to:
Current year	48,983	41,323	38,604
Prior years	(386)	(398)	(386)
Total incurred	48,597	40,925	38,218
Paid related to:
Current year	(43,831)	(37,189)	(34,781)
Prior years	(3,714)	(3,386)	(2,974)
Total paid	(47,545)	(40,575)	(37,755)
Reinsurance recoverable	68	95	70
Balances at December 31	$5,363	$4,338	$3,963

At December 31, 2019, benefits payable for our Retail segment included IBNR of approximately $3.6 billion, primarily associated with claims incurred in 2019. The cumulative number of reported claims as of December 31, 2019 was approximately 123.0 million for claims incurred in 2019, 109.6 million for claims incurred in 2018, and 104.7 million for claims incurred in 2017.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide information about incurred and paid claims development for the Retail segment as of December 31, 2019, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2017 Unaudited	2018 Unaudited	2019
	(in millions)
2017	$38,604	$38,341	$38,310
2018		41,323	40,984
2019			48,983
Total			$128,277

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2017 Unaudited	2018 Unaudited	2019
	(in millions)
2017	$34,781	$38,232	$38,310
2018		37,189	40,841
2019			43,831
Total			$122,982
All outstanding benefit liabilities before 2017, net of reinsurance			N/A
Benefits payable, net of reinsurance			$5,295

Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in millions)
Balances at January 1	$517	$568	$579
Incurred related to:
Current year	5,708	5,466	5,403
Prior years	50	(46)	(40)
Total incurred	5,758	5,420	5,363
Paid related to:
Current year	(5,081)	(4,957)	(4,843)
Prior years	(553)	(514)	(531)
Total paid	(5,634)	(5,471)	(5,374)
Balances at December 31	$641	$517	$568

At December 31, 2019, benefits payable for our Group and Specialty segment included IBNR of approximately $567 million, primarily associated with claims incurred in 2019. The cumulative number of reported claims as of December 31, 2019 was approximately 9.7 million for claims incurred in 2019, 10.8 million for claims incurred in 2018, and 11.1 million for claims incurred in 2017.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide information about incurred and paid claims development for the Group and Specialty segment as of December 31, 2019, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2017 Unaudited	2018 Unaudited	2019
	(in millions)
2017	$5,403	$5,358	$5,372
2018		5,466	5,501
2019			5,708
Total			$16,581

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2017 Unaudited	2018 Unaudited	2019
	(in millions)
2017	$4,843	$5,351	$5,372
2018		4,957	5,487
2019			5,081
Total			$15,940
All outstanding benefit liabilities before 2017, net of reinsurance			N/A
Benefits payable, net of reinsurance			$641

Reconciliation to Consolidated
The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

December 31, 2019
Net outstanding liabilities
Retail	$5,295
Group and Specialty	641
Benefits payable, net of reinsurance	5,936
Reinsurance recoverable on unpaid claims
Retail	68
Total benefits payable, gross	$6,004

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in millions)
Current provision:
Federal	$560	$139	$1,324
States and Puerto Rico	41	58	116
Total current provision	601	197	1,440
Deferred expense	162	194	132
Provision for income taxes	$763	$391	$1,572

The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2019, 2018 and 2017 due to the following:

	2019	2018	2017
	(in millions)
Income tax provision at federal statutory rate	$729	$436	$1,407
States, net of federal benefit, and Puerto Rico	49	42	80
Tax exempt investment income	(6)	(11)	(22)
Health insurance industry fee	—	243	—
Nondeductible executive compensation	25	17	36
Tax reform	—	(39)	133
KMG sale	—	(272)	—
Other, net	(34)	(25)	(62)
Provision for income taxes	$763	$391	$1,572

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal components of our net deferred tax balances at December 31, 2019 and 2018 were as follows:

	Assets (Liabilities)
	2019	2018
	(in millions)
Compensation and other accrued expense	$111	$89
Benefits payable	89	79
Net operating loss carryforward	42	38
Deferred acquisition costs	22	17
Unearned revenues	8	9
Other	8	8
Capital loss carryforward	1	15
Investment securities	—	44
Total deferred income tax assets	281	299
Valuation allowance	(45)	(54)
Total deferred income tax assets, net of valuation allowance	236	245
Depreciable property and intangible assets	(329)	(273)
Investment securities	(181)	—
Prepaid expenses	(64)	(52)
Future policy benefits payable	(3)	(5)
Total deferred income tax liabilities	(577)	(330)
Total net deferred income tax liabilities	$(341)	$(85)

All deferred tax liabilities and assets are classified as noncurrent in our consolidated balance sheets as other long-term liabilities at December 31, 2019 and 2018.
At December 31, 2019, we had approximately $114 million of net operating losses and $2 million of capital losses to carry forward. These loss carryforwards, if not used to offset future taxable income or capital gain, will expire from 2020 through 2033. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $45 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to give rise to tax expense to recover these deferred tax assets.
We file income tax returns in the United States and Puerto Rico. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2017 and prior years. Our 2018 tax return is in the post-filing review period under the Compliance Assurance Process, or CAP. Our 2019 tax return is under advance review by the IRS under CAP. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2016. We are not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations. We do not have material uncertain tax positions reflected in our consolidated balance sheets.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. DEBT
The carrying value of debt outstanding was as follows at December 31, 2019 and 2018:

	2019	2018
	(in millions)
Short-term debt:
Commercial paper	$300	$645
Term note	—	650
Senior notes:
$400 million, 2.625% due October 1, 2019	—	399
$400 million, 2.50% due December 15, 2020	399	—
Total short-term debt	$699	$1,694

Long-term debt:
Senior notes:
$400 million, 2.50% due December 15, 2020	$—	$398
$600 million, 3.15% due December 1, 2022	598	596
$400 million, 2.90% due December 15, 2022	397	396
$600 million, 3.85% due October 1, 2024	597	597
$600 million, 3.95% due March 15, 2027	595	594
$500 million, 3.125% due August 15, 2029	495	—
$250 million, 8.15% due June 15, 2038	262	263
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	396	396
$500 million, 3.95% due August 15, 2049	492	—
Total long-term debt	$4,967	$4,375

Maturities of the short-term and long-term debt for the years ending December 31, are as follows:

For the years ending December 31,	(in millions)
2020	$700
2021	—
2022	1,000
2023	—
2024	600
Thereafter	3,400

Senior Notes
In August 2019, we issued $500 million of 3.125% senior notes due August 15, 2029 and $500 million of 3.950% senior notes due August 15, 2049. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid were $987 million. We used the net proceeds from this offering, together with available cash, to repay the $650 million outstanding amount due under our term note in August 2019, and the $400 million aggregate principal amount of our 2.625% senior notes due on its maturity date of October 1, 2019.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Credit Agreement
Our 5-year, $2.0 billion unsecured revolving credit agreement expires May 2022. Under the credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. If drawn upon, the revolving credit would revert to using the alternative base rate once LIBOR is discontinued. The LIBOR spread, currently 110.0 basis points, varies depending on our credit ratings ranging from 91.0 to 150.0 basis points. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, may fluctuate between 9.0 and 25.0 basis points, depending upon our credit ratings. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option.

The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50% as well as customary events of default. We are in compliance with this financial covenant, with an actual debt to capitalization of 32% as measured in accordance with the credit agreement as of December 31, 2019. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At December 31, 2019, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of December 31, 2019, we had $2 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
    Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2019 was $801 million, with $300 million outstanding at December 31, 2019 compared to $645 million outstanding at December 31, 2018. The outstanding commercial paper at December 31, 2019 had a weighted average annual interest rate of 2%.
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
In February 2020, we entered into a new $1 billion term loan commitment with a bank that allows for up to three draws with the initial draw at a minimum of $300 million that matures 1 year after the first draw, subject to a 1 year extension.  Following any initial draw, any unused commitments in excess of $300 million expire on June 30, 2020, with the remaining commitments of up to $300 million available until September 30, 2020. If the initial draw

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has not been made by June 30, 2020, then all commitments expire on June 30, 2020. The facility fee, interest rate and financial covenants are consistent with those of our revolving credit agreement. There is no prepayment penalty.
14. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $221 million in 2019, $197 million in 2018, and $217 million in 2017. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $366.52 on December 31, 2019, approximately 11% of the retirement and savings plan’s assets were invested in our common stock, or approximately 1.6 million shares, representing approximately 1.2% of the shares outstanding as of December 31, 2019. At December 31, 2019, approximately 1.8 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
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
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$152	$124	$145
Stock options	11	13	12
Total stock-based compensation expense	163	137	157
Tax benefit recognized	(35)	(21)	(32)
Stock-based compensation expense, net of tax	$128	$116	$125

Stock-based compensation expense for certain restricted stock in 2017 included a $29 million modification expense for certain awards.
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductions taken on our tax returns from option exercises and restricted stock vesting totaled $25 million in 2019, $49 million in 2018, and $68 million in 2017. There was no capitalized stock-based compensation expense during these years.
At December 31, 2019, there were 12.5 million shares reserved for stock award plans under the Humana Inc. 2011 Stock Incentive Plan, or 2011 Plan, and 16.0 million shares reserved for stock award plans under the Humana Inc. 2019 Stock Incentive Plan, or 2019 Plan. These reserved shares included giving effect to, under the 2011 Plan, 3.8 million shares of common stock available for future grants assuming all stock options were granted or 1.7 million shares available for future grants assuming all restricted stock were granted. These reserved shares included giving effect to, under the 2019 Plan, 15.8 million shares of common stock available for future grants assuming all stock options were granted or 4.7 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with return on invested capital and strategic membership growth. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $302.09 in 2019, $276.62 in 2018, and $222.35 in 2017. Activity for our restricted stock was as follows for the year ended December 31, 2019:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2018	964	$213.99
Granted	503	302.09
Vested	(421)	239.42
Forfeited	(70)	269.06
Nonvested restricted stock at December 31, 2019	976	$245.21

Approximately 22% of the nonvested restricted stock at December 31, 2019 included performance-based conditions.
The fair value of shares vested was $141 million during 2019, $298 million during 2018, and $306 million during 2017. Total compensation expense not yet recognized related to nonvested restricted stock was $164 million at December 31, 2019. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of each option granted during 2019, 2018, and 2017 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2019	2018	2017
Weighted-average fair value at grant date	$68.53	$63.67	$49.81
Expected option life (years)	4.1 years	4.1 years	4.1 years
Expected volatility	25.5%	26.1%	27.1%
Risk-free interest rate at grant date	2.4%	2.5%	2.0%
Dividend yield	0.7%	0.7%	0.7%

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
Activity for our option plans was as follows for the year ended December 31, 2019:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2018	677	$213.17
Granted	121	304.59
Exercised	(305)	189.24
Forfeited	—	—
Options outstanding at December 31, 2019	493	$250.46
Options exercisable at December 31, 2019	109	$216.49

As of December 31, 2019, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $56 million, and a weighted-average remaining contractual term of 4.8 years. As of December 31, 2019, exercisable stock options had an aggregate intrinsic value of $16 million, and a weighted-average remaining contractual term of 3.9 years. The total intrinsic value of stock options exercised during 2019 was $43 million, compared with $43 million during 2018 and $44 million during 2017. Cash received from stock option exercises totaled $58 million in 2019, $50 million in 2018, and $63 million in 2017.
Total compensation expense not yet recognized related to nonvested options was $11 million at December 31, 2019. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$2,707	$1,683	$2,448
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	134,055	137,486	144,493
Dilutive effect of:
Employee stock options	107	194	172
Restricted stock	565	723	920
Shares used to compute diluted earnings per common share	134,727	138,403	145,585
Basic earnings per common share	$20.20	$12.24	$16.94
Diluted earnings per common share	$20.10	$12.16	$16.81
Number of antidilutive stock options and restricted stock awards excluded from computation	478	223	539

16. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2017, 2018, and 2019 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2017	$1.49	$216
2018	$1.90	$262
2019	$2.15	$289

On October 24, 2019, the Board declared a cash dividend of $0.55 per share that was paid on January 31, 2020 to stockholders of record on December 31, 2019, for an aggregate amount of $73 million. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
In February 2020, the Board declared a cash dividend of $0.625 per share payable on April 24, 2020 to stockholders of record on March 31, 2020.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 16, 2017, we entered into an accelerated share repurchase agreement, the February 2017 ASR, with Goldman, Sachs & Co. LLC, or Goldman Sachs, to repurchase $1.5 billion of our common stock as part of the $2.25 billion share repurchase authorized on February 14, 2017. On February 22, 2017, we made a payment of $1.5 billion to Goldman Sachs from available cash on hand and received an initial delivery of 5.83 million shares of our common stock from Goldman Sachs based on the then current market price of Humana common stock. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $1.2 billion increase in treasury stock, which reflected the value of the initial 5.83 million shares received upon initial settlement, and a $300 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the February 2017 ASR. Upon settlement of the February 2017 ASR on August 28, 2017, we received an additional 0.84 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the agreement, less a discount, of $224.81, bringing the total shares received under this program to 6.67 million. In addition, upon settlement we reclassified the $300 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock. Subsequent to settlement of the February 2017 ASR, we repurchased an additional 3.04 million shares in the open market, utilizing the remaining $750 million of the $2.25 billion authorization prior to expiration.

On December 14, 2017, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on December 31, 2020, exclusive of shares repurchased in connection with employee stock plans.
On December 21, 2017, we entered into an accelerated stock repurchase agreement, the December 2017 ASR, with Bank of America, N.A., or BofA, to repurchase $1.0 billion of our common stock as part of the $3.0 billion share repurchase program authorized on December 14, 2017. On December 22, 2017, we made a payment of $1.0 billion to BofA from available cash on hand and received an initial delivery of 3.28 million shares of our common stock from BofA based on the then current market price of Humana common stock. The payment to BofA was recorded as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflected the value of the initial 3.28 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by BofA pending final settlement of the December 2017 ASR. Upon settlement of the ASR on March 26, 2018, we received an additional 0.46 million shares as determined by the average daily volume weighted-average share price of our common stock during the term of the ASR Agreement, less a discount, of $267.55, bringing the total shares received under this program to 3.74 million. In addition, upon settlement we reclassified the $200 million value of stock initially held back by BofA from capital in excess of par value to treasury stock.
On November 28, 2018, we entered into an accelerated stock repurchase agreement, the November 2018 ASR, with Goldman Sachs to repurchase $750 million of our common stock as part of the $3.0 billion share repurchase program authorized by the Board of Directors on December 14, 2017. On November 29, 2018, we made a payment of $750 million to Goldman Sachs from available cash on hand and received an initial delivery of 1.94 million shares of our common stock from Goldman Sachs. The payment to Goldman Sachs was recorded as a reduction to stockholders’ equity, consisting of a $600 million increase in treasury stock, which reflected the value of the initial 1.94 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflected the value of stock held back by Goldman Sachs pending final settlement of the November 2018 ASR. Upon final settlement of the November 2018 ASR on February 28, 2019, we received an additional 0.6 million shares as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $295.15, bringing the total shares received under this program to 2.54 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Goldman Sachs from capital in excess of par value to treasury stock.
On July 30, 2019, the Board of Directors replaced a previous share repurchase authorization of up to $3 billion (of which approximately $1.03 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2022.

On July 31, 2019, we entered into an accelerated stock repurchase agreement, the July 2019 ASR, with Citibank, N.A., or Citi, to repurchase $1 billion of our common stock. On August 2, 2019, we made a payment of $1 billion to

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Citi and received an initial delivery of 2.7 million shares of our common stock. We recorded the payment to Citi as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflected the value of the initial 2.7 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by Citi pending final settlement of the July 2019 ASR. Upon final settlement of the July 2019 ASR on December 26, 2019, we received an additional 0.7 million shares as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $296.19, bringing the total shares received under the July 2019 ASR to 3.4 million. In addition, upon settlement we reclassified the $200 million value of stock initially held back by Citi from capital in excess of par value to treasury stock.

Our remaining repurchase authorization was approximately $2.0 billion as of February 19, 2020.

Excluding shares acquired in connection with employee stock plans, share repurchases were as follows during the years ended December 31, 2019, 2018 and 2017.

		2019		2018		2017
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
February 2017	2,250	—	—	—	—	9.71	2,250
December 2017	3,000	—	—	3.07	1,024	3.28	800
July 2019	3,000	3.40	1,000	—	—	—	—
Total repurchases		3.40	$1,000	3.07	$1,024	12.99	$3,050

In connection with employee stock plans, we acquired 0.2 million common shares for $70 million in 2019, 0.4 million common shares for $116 million in 2018, and 0.5 million common shares for $115 million in 2017.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $8.0 billion and $7.6 billion as of December 31, 2019 and 2018, respectively, which exceeded aggregate minimum regulatory requirements of $5.9 billion and $5.2 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2020 is approximately $1.0 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.8 billion in 2019, $2.3 billion in 2018, and $1.4 billion in 2017.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $922 million in 2020, $647 million in 2021, $489 million in 2022, $246 million in 2023, and $100 million in 2024. Purchase obligations exclude agreements that are cancelable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019, we were not involved in any SPE transactions.
Guarantees and Indemnifications
Through indemnity agreements approved by the state regulatory authorities, certain of our regulated subsidiaries generally are guaranteed by Humana Inc., our parent company, in the event of insolvency for (1) member coverage for which premium payment has been made prior to insolvency; (2) benefits for members then hospitalized until discharged; and (3) payment to providers for services rendered prior to insolvency. Our parent also has guaranteed the obligations of certain of our non-regulated subsidiaries and funding to maintain required statutory capital levels of certain regulated subsidiaries.
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
Government Contracts
Our Medicare products, which accounted for approximately 82% of our total premiums and services revenue for the year ended December 31, 2019, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2020, and all of our product offerings filed with CMS for 2020 have been approved.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2019, 25% of the risk score was calculated from claims data submitted through EDS. CMS will increase that percentage to 50% in 2020 and has proposed to increase that percentage to 75% in 2021. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We believe that CMS' statements and policies regarding the requirement to report and return identified overpayments received by MA plans are inconsistent with CMS' 2012 RADV audit methodology, and the Medicare statute's requirements. These statements and policies, such as certain statements contained in the preamble to CMS’ final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015 (which we refer to as the "Overpayment Rule"), and the Proposed Rule, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without addressing the principles underlying the FFS Adjuster referenced above. On September 7, 2018, the Federal District Court for the District of Columbia vacated CMS's Overpayment Rule, concluding that it violated the Medicare statute, including the requirement for actuarial equivalence, and that the Overpayment Rule was also arbitrary and capricious in departing from CMS's RADV methodology without adequate explanation (among other reasons). CMS has appealed the decision to the Circuit Court of Appeals.
We will continue to work with CMS to ensure that MA plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.
At December 31, 2019, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2019, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 4% of our total premiums and services revenue for the year ended December 31, 2019. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform , for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of December 31, 2019. We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required. There is no assurance that we will prevail in the lawsuit.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

18. SEGMENT INFORMATION
We manage our business with three reportable segments: Retail, Group and Specialty, and Healthcare Services. Beginning January 1, 2018, we exited the individual commercial fully-insured medical health insurance business, as well as certain other business in 2018, and therefore no longer report separately the Individual Commercial segment and the Other Businesses category in the current year. Previously, the Other Businesses category included businesses that were not individually reportable because they did not meet the quantitative thresholds required by generally accepted accounting principles, primarily our closed-block of commercial long-term care insurance policies which were sold in 2018. The reportable segments are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the chief operating decision maker, to assess performance and allocate resources.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $14.9 billion in 2019, $13.4 billion in 2018, and $13.5 billion in 2017. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $117 million in 2019, $129 million in 2018, and $107 million in 2017.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
2019
External revenues
Premiums:
Individual Medicare Advantage	$43,128	$—	$—	$—	$43,128
Group Medicare Advantage	6,475	—	—	—	6,475
Medicare stand-alone PDP	3,165	—	—	—	3,165
Total Medicare	52,768	—	—	—	52,768
Fully-insured	588	5,123	—	—	5,711
Specialty	—	1,571	—	—	1,571
Medicaid and other	2,898	—	—	—	2,898
Total premiums	56,254	6,694	—	—	62,948
Services revenue:
Provider	—	—	446	—	446
ASO and other	17	790	—	—	807
Pharmacy	—	—	186	—	186
Total services revenue	17	790	632	—	1,439
Total external revenues	56,271	7,484	632	—	64,387
Intersegment revenues
Services	—	18	18,255	(18,273)	—
Products	—	—	6,894	(6,894)	—
Total intersegment revenues	—	18	25,149	(25,167)	—
Investment income	195	23	2	281	501
Total revenues	56,466	7,525	25,783	(24,886)	64,888
Operating expenses:
Benefits	48,602	5,758	—	(503)	53,857
Operating costs	5,306	1,651	24,852	(24,428)	7,381
Depreciation and amortization	323	88	156	(109)	458
Total operating expenses	54,231	7,497	25,008	(25,040)	61,696
Income from operations	2,235	28	775	154	3,192
Interest expense	—	—	—	242	242
Other income, net	—	—	—	(506)	(506)
Income before income taxes and equity in net earnings	2,235	28	775	418	3,456
Equity in net earnings of Kindred at Home	—	—	14	—	14
Segment earnings	$2,235	$28	$789	$418	$3,470

Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, was approximately 82% for 2019, compared to 81% for 2018, and 79% for 2017.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2018
External revenues
Premiums:
Individual Medicare Advantage	$35,656	$—	$—	$—	$—	$—	$35,656
Group Medicare Advantage	6,103	—	—	—	—	—	6,103
Medicare stand-alone PDP	3,584	—	—	—	—	—	3,584
Total Medicare	45,343	—	—	—	—	—	45,343
Fully-insured	510	5,444	—	8	—	—	5,962
Specialty	—	1,359	—	—	—	—	1,359
Medicaid and other	2,255	—	—	—	22	—	2,277
Total premiums	48,108	6,803	—	8	22	—	54,941
Services revenue:
Provider	—	—	404	—	—	—	404
ASO and other	11	835	—	—	4	—	850
Pharmacy	—	—	203	—	—	—	203
Total services revenue	11	835	607	—	4	—	1,457
Total external revenues	48,119	7,638	607	8	26	—	56,398
Intersegment revenues
Services	—	18	16,840	—	—	(16,858)	—
Products	—	—	6,330	—	—	(6,330)	—
Total intersegment revenues	—	18	23,170	—	—	(23,188)	—
Investment income	136	23	34	—	110	211	514
Total revenues	48,255	7,679	23,811	8	136	(22,977)	56,912
Operating expenses:
Benefits	40,925	5,420	—	(70)	77	(470)	45,882
Operating costs	5,327	1,810	22,905	4	6	(22,527)	7,525
Depreciation and amortization	270	88	163	—	—	(116)	405
Total operating expenses	46,522	7,318	23,068	(66)	83	(23,113)	53,812
Income from operations	1,733	361	743	74	53	136	3,100
Loss on sale of business	—	—	—	—	—	786	786
Interest expense	—	—	—	—	—	218	218
Other expense, net	—	—	—	—	—	33	33
Income (loss) before income taxes and equity in net earnings	1,733	361	743	74	53	(901)	2,063
Equity in net earnings of Kindred at Home	—	—	11	—	—	—	11
Segment earnings (losses)	$1,733	$361	$754	$74	$53	$(901)	$2,074

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2017
External revenues
Premiums:
Individual Medicare Advantage	$32,720	$—	$—	$—	$—	$—	$32,720
Group Medicare Advantage	5,155	—	—	—	—	—	5,155
Medicare stand-alone PDP	3,702	—	—	—	—	—	3,702
Total Medicare	41,577	—	—	—	—	—	41,577
Fully-insured	478	5,462	—	947	—	—	6,887
Specialty	—	1,310	—	—	—	—	1,310
Medicaid and other	2,571	—	—	—	35	—	2,606
Total premiums	44,626	6,772	—	947	35	—	52,380
Services revenue:
Provider	—	—	258	—	—	—	258
ASO and other	10	626	—	—	8	—	644
Pharmacy	—	—	80	—	—	—	80
Total services revenue	10	626	338	—	8	—	982
Total external revenues	44,636	7,398	338	947	43	—	53,362
Intersegment revenues
Services	—	20	17,293	—	—	(17,313)	—
Products	—	—	6,292	—	—	(6,292)	—
Total intersegment revenues	—	20	23,585	—	—	(23,605)	—
Investment income	90	31	35	4	87	158	405
Total revenues	44,726	7,449	23,958	951	130	(23,447)	53,767
Operating expenses:
Benefits	38,218	5,363	—	544	131	(760)	43,496
Operating costs	4,292	1,590	22,848	201	12	(22,376)	6,567
Merger termination fee and related costs, net	—	—	—	—	—	(936)	(936)
Depreciation and amortization	238	84	143	13	—	(100)	378
Total operating expenses	42,748	7,037	22,991	758	143	(24,172)	49,505
Income (loss) from operations	1,978	412	967	193	(13)	725	4,262
Interest expense	—	—	—	—	—	242	242
Income (loss) before income taxes and equity in net earnings	1,978	412	967	193	(13)	483	4,020
Equity in net earnings of Kindred at Home	—	—	—	—	—	—	—
Segment earnings (losses)	$1,978	$412	$967	$193	$(13)	$483	$4,020

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. REINSURANCE
Certain blocks of insurance assumed in acquisitions, primarily life and annuities in run-off status and, prior to its sale in 2018, long-term care, are subject to reinsurance where some or all of the underwriting risk related to these policies has been ceded to a third party. In addition, a large portion of our reinsurance takes the form of 100% coinsurance agreements where, in addition to all of the underwriting risk, all administrative responsibilities, including premium collections and claim payment, have also been ceded to a third party. We acquired these policies and related reinsurance agreements with the purchase of stock of companies in which the policies were originally written. We acquired these companies for business reasons unrelated to these particular policies, including the companies’ other products and licenses necessary to fulfill strategic plans.
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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Amounts recoverable from reinsurers are estimated in a manner consistent with the methods used to determine future policy benefits payable as detailed in Note 2. Reinsurance recoverables, included in other current and long-term assets, were $267 million at December 31, 2019 and $314 million at December 31, 2018. The amount of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately $267 million at December 31, 2019 and approximately $313 million at December 31, 2018. Premiums ceded were $1 billion in 2019, $976 million in 2018 and $969 million in 2017. Benefits ceded were $881 million in 2019, $980 million in 2018, and $844 million in 2017. Historical ceded premium and benefits reflect the activity associated with ceding all risk under a Medicaid contract to a third party reinsurer. The reinsurance agreement ceding all risk under the Medicaid contract was terminated effective January 1, 2020.
We evaluate the financial condition of our reinsurers on a regular basis. Protective Life Insurance Company with $174 million in reinsurance recoverables is well-known and well-established with a AM Best rating of A+ (superior) at December 31, 2019 . The remaining reinsurance recoverables of $94 million are divided between 11 other reinsurers, with $72 million subject to funds withheld accounts or other financial guarantees supporting the repayment of these amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flow for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Incurred but not yet Reported Benefits Payable
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s incurred but not yet reported benefits payable (IBNR) was $4.2 billion as of December 31, 2019. Management develops its estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. As described by management, for the periods prior to the most recent two months, the key assumption used in estimating IBNR is that the completion factor pattern remains consistent over a rolling 12-month period after adjusting for known changes in claim inventory levels and known changes in claim payment processes. For the most recent two months, IBNR is estimated primarily from a trend analysis based upon per member per month claims trends developed from historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix and workday seasonality.
The principal considerations for our determination that performing procedures relating to the valuation of IBNR is a critical audit matter are there was significant judgment by management when developing the estimate of IBNR. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating actuarial methodologies and significant assumptions, including completion factors and per member per month claims trends. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of IBNR, including controls over the actuarial methodologies and development of significant assumptions related to completion factors and per member per month claims trends. These procedures also included, among others, involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of IBNR. This independent estimate includes a range of reasonable outcomes which are compared to management’s estimate of IBNR. Developing the independent estimate involved developing independent completion factors and per member per month claims trends assumptions using management’s data, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of management’s assumptions.

Goodwill Impairment Assessment - Provider and Clinical Reporting Units
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.9 billion as of December 31, 2019, and the goodwill associated with the Provider and Clinical Reporting Units was $1.3 billion. Management conducts an impairment test in the fourth quarter of each year and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Management relies on a discounted cash flow analysis to determine fair value and uses discount rates that correspond to a market-based weighted-average cost of capital, and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in management’s cash flow projections, including revenue growth rates, medical and operating cost trends, and projected operating income, are consistent with those utilized in management’s long-range business plan and annual planning process.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Provider and Clinical Reporting Units is a critical audit matter are there was significant judgment by management when developing the fair value estimate of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate management’s cash flow projections, including significant assumptions for the revenue and terminal growth rates, projected operating income, and the discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the significant assumptions used in the valuation of the Provider and Clinical Reporting Units. These procedures also included, among others, testing management's process for developing the fair value estimate of the reporting units; evaluating the appropriateness of the discounted cash flow analysis; testing the completeness and accuracy of underlying data used in the analysis; and evaluating the reasonableness of significant assumptions used by management, including the revenue and terminal growth rates and projected operating income, by considering the past performance of the reporting units and considering whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow analysis and the reasonableness of the significant assumptions, including the terminal growth rates and the discount rate impacting the reporting units’ future cash flows.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 20, 2020
We have served as the Company’s auditor since 1968.

Humana Inc.
QUARTERLY FINANCIAL INFORMATION
(Unaudited)
A summary of our quarterly unaudited results of operations for the years ended December 31, 2019 and 2018 follows:

	2019
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$16,107	$16,245	$16,241	$16,295
Income before income taxes and equity in net earnings	746	1,229	888	593
Net income	566	940	689	512
Basic earnings per common share (1)	$4.18	$6.96	$5.16	$3.87
Diluted earnings per common share (1)	$4.16	$6.94	$5.14	$3.84

	2018
	First	Second	Third	Fourth
	(in millions, except per share results)
Total revenues	$14,279	$14,259	$14,206	$14,168
Income before income taxes and equity in net earnings	707	19	901	436
Net income	491	193	644	355
Basic earnings per common share (1)	$3.56	$1.40	$4.68	$2.60
Diluted earnings per common share (1)	$3.53	$1.39	$4.65	$2.58

(1)	The calculation of earnings per common share is based on the weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year.

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
Based on our evaluation as of December 31, 2019, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on page 120.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2020 appearing under the caption “Proposal One: Election of Directors” in such Proxy Statement.
Executive Officers of the Registrant
A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
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
Code of Business Conduct and Ethics
Since 1995, we have operated under an omnibus Code of Ethics and Business Conduct, currently known as the Humana Inc. Ethics Every Day (the “Code”). All employees and directors are required to annually affirm in writing their acceptance of the Code. The Code was adopted by our Board of Directors in June 2014, replacing a previous iteration, known as the Humana Inc. Principles of Business Ethics, as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Code is available on our web site at www.humana.com, and any waiver of the application of the Code with respect to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.
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
Additional information about these items can be found in, and is incorporated by reference to, our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2020.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2020 appearing under the caption “Corporate Governance – Audit Committee” of such Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2020 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information
We maintain plans under which options to purchase our common stock and awards of restricted stock may be made to officers, directors, and key employees. Stock options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define fair market value as the average of the highest and lowest stock prices reported on the composite tape by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire up to 7 years after grant.

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2019 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	493,723	$250.460	19,627,620	(2)(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	493,723	$250.460	19,627,620

(1)	The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 14.

(2)
The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.

(3)
The Humana Inc. Amended and Restated Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 18, 2019. On May 1, 2019, 16 million shares were registered with the Securities and Exchange Commission on Form S-8.

(4)
Of the number listed above, 6,388,331 (1,672,918 from the 2011 Plan and 4,715,413 from the Amended and Restated Plan) can be issued as restricted stock at December 31, 2019 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan and 3.35 stock options in the Amended and Restated Plan).

The information under the captions “Stock Ownership Information - Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Stock Ownership Information - Security Ownership of Directors and Executive Officers” in our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2020, is herein incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2020 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Director Independence” of such Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2020 appearing under the caption “Audit Committee Report” of such Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017

	Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017
All other schedules have been omitted because they are not applicable.

(3)	Exhibits:

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

(c)
Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006, Req. No. 333-132878).

(d)
There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 13 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(e)
Fifth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(f)
Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(g)
Eighth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(h)
Ninth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(i)
Tenth Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(j)
Eleventh Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(k)
Twelfth Supplemental Indenture, dated December 21, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on December 21, 2017).

(l)
Thirteenth Supplemental Indenture, dated December 21, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on December 21, 2017).

(m)
Fourteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(n)
Fifteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(o)†	Description of Securities.

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

(c)*
Humana Inc. Executive Incentive Compensation Plan, as amended and restated January 1, 2020 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

(f)*	Humana Inc. Executive Severance Policy, effective as of March 1, 2019 (incorporated herein by reference to Exhibit 10(f) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(g)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

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

(aa)*	Humana Inc. Change in Control Policy, effective March 1, 2019 (incorporated herein by reference to Exhibit 10(aa) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

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

(ff)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10(ff) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(gg)*
Form of Company's Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(gg) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(hh)*
Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(hh) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(ii)*
Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(ii) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(jj)*	Humana Inc. Compensation Recoupment Policy, effective February 21, 2019 (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(kk)*
Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 18, 2019).

(ll)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(mm)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(nn)*
Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(oo)*
Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(pp)*
Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

101
The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2019, 2018, and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104     Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*Exhibits 10(a) through and including 10(n), and Exhibits 10(w) through and including 10(aa), as well as Exhibits 10(cc) through and including Exhibit 10(pp) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,006	$265
Investment securities	355	313
Receivable from operating subsidiaries	1,248	1,306
Other current assets	778	628
Total current assets	3,387	2,512
Property and equipment, net	1,403	1,209
Investments in subsidiaries	14,763	16,951
Equity method investment in Kindred at Home	1,063	1,047
Other long-term assets	778	359
Total assets	$21,394	$22,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$1,975	$4,487
Current portion of notes payable to operating subsidiaries	36	28
Book overdraft	40	38
Short-term debt	699	1,694
Other current liabilities	1,128	791
Total current liabilities	3,878	7,038
Long-term debt	4,967	4,375
Other long-term liabilities	512	504
Total liabilities	9,357	11,917
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,629,992 shares issued at December 31, 2019 and 198,594,841 shares issued at December 31, 2018	33	33
Capital in excess of par value	2,820	2,535
Retained earnings	17,483	15,072
Accumulated other comprehensive income (loss)	156	(159)
Treasury stock, at cost, 66,524,771 shares at December 31, 2019 and 63,028,169 shares at December 31, 2018	(8,455)	(7,320)
Total stockholders’ equity	12,037	10,161
Total liabilities and stockholders’ equity	$21,394	$22,078

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,789	$1,666	$1,864
Investment and other income, net	28	30	57
	1,817	1,696	1,921
Expenses:
Operating costs	1,578	1,468	1,801
Merger termination fee and related costs, net	—	—	(936)
Depreciation	387	342	332
Interest	242	218	243
	2,207	2,028	1,440
Other (income) expense, net	(507)	33	—
Loss on sale of business	—	782	—
Income (loss) before income taxes and equity in net earnings of subsidiaries	117	(1,147)	481
Provision (benefit) for income taxes	27	(542)	61
Income (loss) before equity in net earnings of subsidiaries	90	(605)	420
Equity in net earnings of subsidiaries	2,603	2,277	2,028
Equity in net earnings of Kindred at Home	14	11	—
Net income	$2,707	$1,683	$2,448

See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Net income	$2,707	$1,683	$2,448
Other comprehensive income (loss):
Change in gross unrealized investment losses/gains	450	(189)	149
Effect of income taxes	(105)	51	(55)
Total change in unrealized investment gains/losses, net of tax	345	(138)	94
Reclassification adjustment for net realized gains included in investment income	(34)	(53)	(14)
Effect of income taxes	8	17	5
Total reclassification adjustment, net of tax	(26)	(36)	(9)
Other comprehensive income (loss), net of tax	319	(174)	85
Comprehensive income attributable to our equity method investment in Kindred at Home	(4)	(4)	—
Comprehensive income	$3,022	$1,505	$2,533
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Net cash provided by operating activities	$3,529	$2,719	$2,423
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(354)	—
Acquisitions, equity method investment in Kindred at Home	—	(1,095)	—
Capital contributions to operating subsidiaries	(423)	(697)	(695)
Purchases of investment securities	(204)	(145)	(53)
Proceeds from sale of investment securities	15	35	—
Maturities of investment securities	134	59	51
Purchases of property and equipment, net	(585)	(465)	(359)
Net cash used in investing activities	(1,063)	(2,662)	(1,056)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	987	—	1,779
(Repayments) proceeds from issuance of commercial paper, net	(360)	485	(153)
Proceeds from term loan	—	1,000	—
Repayment of term loan	(650)	(350)	—
Repayment of long-term debt	(400)	—	(800)
Change in book overdraft	2	(3)	3
Common stock repurchases	(1,070)	(1,090)	(3,365)
Dividends paid	(291)	(265)	(220)
Proceeds from stock option exercises and other	57	48	62
Net cash used in financing activities	(1,725)	(175)	(2,694)
Increase (decrease) in cash and cash equivalents	741	(118)	(1,327)
Cash and cash equivalents at beginning of year	265	383	1,710
Cash and cash equivalents at end of year	$1,006	$265	$383
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.8 billion in 2019, $2.3 billion in 2018, and $1.4 billion in 2017.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurances subsidiaries had aggregate statutory capital and surplus of approximately $8.0 billion and $7.6 billion as of December 31, 2019 and 2018, respectively, which exceeded aggregate minimum regulatory requirements of $5.9 billion and $5.2 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2020 is approximately $1 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.8 billion in 2019, $2.3 billion in 2018, and $1.4 billion in 2017.
Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).

4. ACQUISITIONS AND DIVESTITURES
Refer to Notes 3 and 4 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of certain acquisitions and divestitures. During 2019, 2018 and 2017, we funded certain non-regulated subsidiary acquisitions with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.
5. INCOME TAXES
Refer to Note 12 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of income taxes.
6. DEBT
Refer to Note 13 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of debt.
7. STOCKHOLDER’S EQUITY
Refer to Note 16 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of stockholders’ equity, including stock repurchases and stockholder dividends.

Humana Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018, and 2017
(in millions)

			Additions
	Balance at Beginning of Period	Acquired/(Disposed) Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2019	$79	$—	$(1)	$—	$(9)	$69
2018	96	—	36	(29)	(24)	79
2017	118	—	20	(10)	(32)	96
Deferred tax asset valuation allowance:
2019	(54)	—	9	—	—	(45)
2018	(49)	—	(5)	—	—	(54)
2017	(49)	—	—	—	—	(49)

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

HUMANA INC.

By:	/s/ BRIAN A. KANE
Brian A. Kane
Chief Financial Officer (Principal Financial Officer)

Date:	February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. KANE	Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Brian A. Kane

/s/ CYNTHIA H. ZIPPERLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Cynthia H. Zipperle

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2020
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 20, 2020
Kurt J. Hilzinger

/s/ FRANK BISIGNANO	Director	February 20, 2020
Frank Bisignano

/s/ FRANK A. D’AMELIO	Director	February 20, 2020
Frank A. D’Amelio

/s/ W. ROY DUNBAR	Director	February 20, 2020
W. Roy Dunbar

/s/ WAYNE A. I. FREDERICK, M.D.	Director	February 20, 2020
Wayne A. I. Frederick, M.D.

/s/ JOHN W. GARRATT	Director	February 20, 2020
John W. Garratt

/s/ DAVID A. JONES, JR.	Director	February 20, 2020
David A. Jones, Jr.

/s/ KAREN W. KATZ	Director	February 20, 2020
Karen W. Katz

/s/ WILLIAM J. MCDONALD	Director	February 20, 2020
William J. McDonald

/s/ JAMES J. O’BRIEN	Director	February 20, 2020
James J. O’Brien

/s/ MARISSA T. PETERSON	Director	February 20, 2020
Marissa T. Peterson