Form 10-Q
period 2020-03-31
HUMANA INC
filed 2020-04-29
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2020
$0.16 2/3 par value	132,206,069 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2020

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,054	$4,054
Investment securities	11,104	10,972
Receivables, less allowance for doubtful accounts of $73 in 2020 and $69 in 2019	2,009	1,056
Other current assets	5,384	3,806
Total current assets	24,551	19,888
Property and equipment, net	2,023	1,955
Long-term investment securities	393	406
Equity method investments	1,093	1,063
Goodwill	4,443	3,928
Other long-term assets	2,130	1,834
Total assets	$34,633	$29,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$7,090	$6,004
Trade accounts payable and accrued expenses	5,399	3,754
Book overdraft	169	225
Unearned revenues	274	247
Short-term debt	1,898	699
Total current liabilities	14,830	10,929
Long-term debt	6,057	4,967
Future policy benefits payable	205	206
Other long-term liabilities	1,186	935
Total liabilities	22,278	17,037
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,629,992 shares issued at March 31, 2020 and December 31, 2019	33	33
Capital in excess of par value	2,857	2,820
Retained earnings	17,871	17,483
Accumulated other comprehensive income	48	156
Treasury stock, at cost, 66,423,923 shares at March 31, 2020 and 66,524,771 shares at December 31, 2019	(8,454)	(8,455)
Total stockholders’ equity	12,355	12,037
Total liabilities and stockholders’ equity	$34,633	$29,074
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2020	2019
	(in millions, except per share results)
Revenues:
Premiums	$18,362	$15,651
Services	424	355
Investment income	149	101
Total revenues	18,935	16,107
Operating expenses:
Benefits	15,629	13,493
Operating costs	2,117	1,660
Depreciation and amortization	115	107
Total operating expenses	17,861	15,260
Income from operations	1,074	847
Interest expense	60	62
Other expense, net	297	39
Income before income taxes and equity in net earnings	717	746
Provision for income taxes	252	183
Equity in net earnings	8	3
Net income	$473	$566
Basic earnings per common share	$3.58	$4.18
Diluted earnings per common share	$3.56	$4.16
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2020	2019
	(in millions)
Net income	$473	$566
Other comprehensive income:
Change in gross unrealized investment gains/losses	(92)	196
Effect of income taxes	22	(45)
Total change in unrealized investment gains/losses, net of tax	(70)	151
Reclassification adjustment for net realized gains	(45)	—
Effect of income taxes	10	—
Total reclassification adjustment, net of tax	(35)	—
Other comprehensive (loss) income, net of tax	(105)	151
Comprehensive loss attributable to equity method investments	(3)	(2)
Comprehensive income	$365	$715

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended March 31, 2020
Balances, December 31, 2019	198,630	$33	$2,820	$17,483	$156	$(8,455)	$12,037
Net income				473			473
Impact of adopting ASC 326 - Current expected credit loss standard (CECL)				(2)			(2)
Other comprehensive loss					(108)		(108)
Common stock repurchases			—			(17)	(17)
Dividends and dividend equivalents			—	(83)			(83)
Stock-based compensation			36				36
Restricted stock unit vesting	—	—	(6)			6	—
Stock option exercises	—	—	7			12	19
Balances, March 31, 2020	198,630	$33	$2,857	$17,871	$48	$(8,454)	$12,355

Three months ended March 31, 2019
Balances, December 31, 2018	198,595	$33	$2,535	$15,072	$(159)	$(7,320)	$10,161
Net income				566			566
Other comprehensive income					149		149
Common stock repurchases			150			(160)	(10)
Dividends and dividend equivalents			—	(75)			(75)
Stock-based compensation			33				33
Restricted stock unit vesting	—	—	(13)			13	—
Stock option exercises	—	—	17			—	17
Balances, March 31, 2019	198,595	$33	$2,722	$15,563	$(10)	$(7,467)	$10,841
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2020	2019
	(in millions)
Cash flows from operating activities
Net income	$473	$566
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(49)	2
Equity in net earnings	(8)	(3)
Stock-based compensation	36	33
Depreciation	124	118
Amortization	21	18
Benefit for deferred income taxes	(3)	(21)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(953)	(940)
Other assets	(1,470)	(102)
Benefits payable	1,086	1,162
Other liabilities	1,203	16
Unearned revenues	27	29
Other	(13)	18
Net cash provided by operating activities	474	896
Cash flows from investing activities
Acquisitions, net of cash acquired	(709)	—
Purchases of property and equipment	(192)	(139)
Purchases of investment securities	(2,459)	(2,175)
Maturities of investment securities	735	397
Proceeds from sales of investment securities	1,415	2,062
Net cash (used in) provided by investing activities	(1,210)	145
Cash flows from financing activities
Receipts from contract deposits, net	574	554
Proceeds from issuance of senior notes, net	1,090	—
Proceeds from issuance of commercial paper, net	198	17
Proceeds from term loan	1,000	—
Change in book overdraft	(55)	(17)
Common stock repurchases	(17)	(10)
Dividends paid	(73)	(68)
Proceeds from stock option exercises and other, net	19	17
Net cash provided by financing activities	2,736	493
Increase in cash and cash equivalents	2,000	1,534
Cash and cash equivalents at beginning of period	4,054	2,343
Cash and cash equivalents at end of period	$6,054	$3,877
Supplemental cash flow disclosures:
Interest payments	$40	$29
Income tax refunds, net	$(6)	$(22)

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2019, that was filed with the Securities and Exchange Commission, or the SEC, on February 20, 2020. We refer to the Form 10-K as the “2019 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2019 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
COVID-19
The emergence of stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of the novel coronavirus, or COVID-19, during the second half of March 2020 has impacted our business. During this short period of time, we experienced lower hospital admissions and utilization as members and providers began to defer non-essential procedures. We also saw an increase in pharmacy costs as a result of us allowing early prescription refills to permit members to prepare for extended supply needs as well as COVID-19 specific administrative costs, including a $50 million contribution to the Humana Foundation to promote its COVID-19 relief efforts in the communities served by Humana. Taken together, the net impact of COVID-19 was not material to the results of our operations during the first quarter of 2020.
Revenue Recognition
Our revenues include premium and service revenues. Service revenues include administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For more information about our revenues, refer to Note 2 to the consolidated financial statements included in our 2019 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. See Note 14 for disaggregation of revenue by segment and type.
At March 31, 2020, accounts receivable related to services were $141 million. For the three months ended March 31, 2020, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at March 31, 2020.
For the three months ended March 31, 2020, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Health Care Reform
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain of these reforms became effective January 1, 2014, including an annual insurance industry premium-based fee. The Continuing Resolution bill, H.R. 195, enacted on January 22, 2018, included a one year suspension in 2019 of the health insurance industry fee, but the fee resumed in calendar year 2020. The Further Consolidated Appropriations Act, 2020, enacted on December 20, 2019, permanently repealed the health insurance industry fee beginning in calendar year 2021.
In September 2020, we expect to pay the federal government $1.2 billion for the annual health insurance industry fee attributed to calendar year 2020. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. Each year on January 1, except when suspended, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $306 million for the three months ended March 31, 2020 resulting from the amortization of the 2020 annual health insurance industry fee.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance was effective for us beginning January 1, 2020. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. Our investment portfolio consists primarily of available for sale debt securities. We adopted the new standard effective January 1, 2020. Due to the high concentration of our financial assets measured at amortized cost being with the federal government resulting in zero nonpayment risk as well as our available for sale debt securities primarily being in an unrealized gain position, the adoption of the new standard did not have a material impact on our results of operations, financial condition, or cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. ACQUISITIONS AND DIVESTITURES
On January 31, 2020, we purchased privately held Enclara Healthcare, or Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $709 million, net of cash received. This resulted in a preliminary purchase price allocation to goodwill of $515 million, other intangible assets of $240 million, and net tangible liabilities assumed of $11 million. The goodwill was assigned to the Healthcare Services segment. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 11.4 years. The purchase price allocation is preliminary, subject to completion of valuation analysis, including for example, refining assumptions used to calculate the fair value of intangible assets.
On February 1, 2020, our Partners in Primary Care wholly-owned subsidiary entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. The WCAS partnership is expected to open approximately 50 payor-agnostic, senior-focused primary care centers over 3 years beginning in 2020. Partners in Primary Care committed to the acquisition of a non-controlling interest in the approximately $600 million entity accounted for under the equity method of accounting. In addition, the agreement includes a series of put and call options through which WCAS may require us to purchase their interest in the entity, and through which we may acquire WCAS’s interest, over the next 5 to 10 years.
During 2019, we acquired other health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired in 2020 and 2019 have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2020 and 2019 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2020 and December 31, 2019, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$394	$4	$—	$398
Mortgage-backed securities	3,438	160	(1)	3,597
Tax-exempt municipal securities	1,549	16	(12)	1,553
Mortgage-backed securities:
Commercial	834	16	(28)	822
Asset-backed securities	1,126	1	(46)	1,081
Corporate debt securities	4,082	48	(84)	4,046
Total debt securities	$11,423	$245	$(171)	$11,497

December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$353	$1	$—	$354
Mortgage-backed securities	3,628	85	(3)	3,710
Tax-exempt municipal securities	1,433	30	—	1,463
Mortgage-backed securities:
Commercial	786	18	—	804
Asset-backed securities	1,093	3	(3)	1,093
Corporate debt securities	3,867	82	(2)	3,947
Total debt securities	$11,160	$219	$(8)	$11,371

We also held $7 million of equity securities consisting of common stock carried at fair value as of December 31, 2019.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at March 31, 2020 and December 31, 2019, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2	$—	$—	$—	$2	$—
Mortgage-backed securities	67	(1)	1	—	68	(1)
Tax-exempt municipal securities	309	(10)	176	(2)	485	(12)
Mortgage-backed securities:
Commercial	198	(15)	131	(13)	329	(28)
Asset-backed securities	144	(5)	891	(41)	1,035	(46)
Corporate debt securities	1,453	(55)	710	(29)	2,163	(84)
Total debt securities	$2,173	$(86)	$1,909	$(85)	$4,082	$(171)

December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$48	$—	$23	$—	$71	$—
Mortgage-backed securities	315	(1)	204	(2)	519	(3)
Tax-exempt municipal securities	58	—	75	—	133	—
Mortgage-backed securities:
Commercial	118	—	36	—	154	—
Asset-backed securities	20	—	607	(3)	627	(3)
Corporate debt securities	589	(2)	155	—	744	(2)
Total debt securities	$1,148	$(3)	$1,100	$(5)	$2,248	$(8)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at March 31, 2020. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our unrealized losses from all securities were generated from approximately 450 positions out of a total of approximately 1,500 positions at March 31, 2020. All issuers of securities we own that were trading at an unrealized loss at March 31, 2020 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At March 31, 2020, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for securities that were in an unrealized loss position at March 31, 2020.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in millions)
Gross realized gains	$56	$10
Gross realized losses	(7)	(12)
Net realized capital gains (losses)	$49	$(2)

There were no material other-than-temporary impairments for the three months ended March 31, 2019.
The contractual maturities of debt securities available for sale at March 31, 2020, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,337	$1,339
Due after one year through five years	1,918	1,905
Due after five years through ten years	1,750	1,736
Due after ten years	1,020	1,017
Mortgage and asset-backed securities	5,398	5,500
Total debt securities	$11,423	$11,497

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2020 and December 31, 2019, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2020
Cash equivalents	$5,857	$5,857	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	398	—	398	—
Mortgage-backed securities	3,597	—	3,597	—
Tax-exempt municipal securities	1,553	—	1,553	—
Mortgage-backed securities:
Commercial	822	—	822	—
Asset-backed securities	1,081	—	1,081	—
Corporate debt securities	4,046	—	4,046	—
Total debt securities	11,497	—	11,497	—
Total invested assets	$17,354	$5,857	$11,497	$—

December 31, 2019
Cash equivalents	$3,660	$3,660	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	354	—	354	—
Mortgage-backed securities	3,710	—	3,710	—
Tax-exempt municipal securities	1,463	—	1,463	—
Mortgage-backed securities:
Commercial	804	—	804	—
Asset-backed securities	1,093	—	1,093	—
Corporate debt securities	3,947	—	3,947	—
Total debt securities	11,371	—	11,371	—
Common stock	7	7	—	—
Total invested assets	$15,038	$3,667	$11,371	$—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $6,455 million at March 31, 2020 and $5,366 million at December 31, 2019. The fair value of our senior notes debt was $6,841 million at March 31, 2020 and $5,916 million at December 31, 2019. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The term loan outstanding and commercial paper borrowings were $1,500 million as of March 31, 2020. The commercial paper borrowings were $300 million as of December 31, 2019.
Put and Call Options Measured at Fair Value
As part of our investment in Kindred at Home, we entered into a shareholders agreement with TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, the Sponsors, that provides for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture beginning on July 2, 2021 and ending on July 1, 2022. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning on July 2, 2022 and ending on July 1, 2023. The put and call options, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values were $137 million and $368 million, respectively, at March 31, 2020, and $28 million and $557 million, respectively, at December 31, 2019. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other (income) expense, net" in our condensed consolidated statements of income.

The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value of Kindred at Home, annualized volatility and secured credit rate. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term net operating profit after tax margin, or NOPAT, to measure underlying cash flows, weighted average cost of capital and long term growth rate. The table below presents the assumptions used for each reporting period.

	March 31, 2020	December 31, 2019
Annualized volatility	28.0%	19.8%
Secured credit rate	4.1%	2.2%
NOPAT	12.0%	12.0%
Weighted average cost of capital	10.5%	10.0%
Long term growth rate	3.0%	3.0%

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

Other Assets and Liabilities Measured at Fair Value

As disclosed in Note 3, we acquired Enclara during 2020. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the net tangible liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in this acquisition were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in this acquisition, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2020.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2019 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2020 and December 31, 2019. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	March 31, 2020		December 31, 2019
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$59	$894	$5	$585
Trade accounts payable and accrued expenses	(148)	(1,241)	(120)	(356)
Net current (liability) asset	(89)	(347)	(115)	229
Other long-term assets	183	—	6	—
Other long-term liabilities	(130)	—	(61)	—
Net long-term asset (liability)	53	—	(55)	—
Total net (liability) asset	$(36)	$(347)	$(170)	$229

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2020 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2020	$1,535	$261	$2,132	$3,928
Acquisitions	—	—	515	515
Balance at March 31, 2020	$1,535	$261	$2,647	$4,443

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

		March 31, 2020			December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.5 years	$849	$514	$335	$646	$496	$150
Trade names and technology	7.0 years	121	85	36	84	84	—
Provider contracts	11.8 years	70	46	24	70	44	26
Noncompetes and other	7.3 years	29	28	1	29	28	1
Total other intangible assets	9.3 years	$1,069	$673	$396	$829	$652	$177

Amortization expense for other intangible assets was approximately $21 million for the three months ended March 31, 2020 and $18 million for the three months ended March 31, 2019. The following table presents our estimate of amortization expense remaining for 2020 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2020	$67
2021	56
2022	53
2023	40
2024	33
2025	33

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

8. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, was as follows for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
	(in millions)
Balances, beginning of period	$6,004	$4,862
Less: Reinsurance recoverables	(68)	(95)
Balances, beginning of period, net	5,936	4,767
Incurred related to:
Current year	15,913	13,760
Prior years	(284)	(267)
Total incurred	15,629	13,493
Paid related to:
Current year	(10,205)	(8,725)
Prior years	(4,280)	(3,595)
Total paid	(14,485)	(12,320)
Reinsurance recoverable	10	84
Balances, end of period	$7,090	$6,024

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
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of March 31, 2020 and 2019, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Retail Segment
Activity in benefits payable for our Retail segment was as follows for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
	(in millions)
Balances, beginning of period	$5,363	$4,338
Less: Reinsurance recoverables	(68)	(95)
Balances, beginning of period, net	5,295	4,243
Incurred related to:
Current year	14,698	12,606
Prior years	(238)	(283)
Total incurred	14,460	12,323
Paid related to:
Current year	(9,490)	(8,032)
Prior years	(3,778)	(3,133)
Total paid	(13,268)	(11,165)
Reinsurance recoverable	10	84
Balances, end of period	$6,497	$5,485

At March 31, 2020, benefits payable for our Retail segment included IBNR of approximately $4.4 billion, primarily associated with claims incurred in 2019.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, was as follows for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
	(in millions)
Balances, beginning of period	$641	$517
Incurred related to:
Current year	1,357	1,271
Prior years	(46)	16
Total incurred	1,311	1,287
Paid related to:
Current year	(857)	(803)
Prior years	(502)	(462)
Total paid	(1,359)	(1,265)
Balances, end of period	$593	$539

At March 31, 2020, benefits payable for our Group and Specialty segment included IBNR of approximately $528 million, primarily associated with claims incurred in 2019.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable, net of reinsurance

March 31,
2020
Net outstanding liabilities	(in millions)
Retail	$6,487
Group and Specialty	593
Benefits payable, net of reinsurance	7,080

Reinsurance recoverable on unpaid claims
Retail	10
Total benefits payable, gross	$7,090

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$473	$566
Weighted average outstanding shares of common stock used to compute basic earnings per common share	132,135	135,383
Dilutive effect of:
Employee stock options	92	130
Restricted stock	584	449
Shares used to compute diluted earnings per common share	132,811	135,962
Basic earnings per common share	$3.58	$4.18
Diluted earnings per common share	$3.56	$4.16
Number of antidilutive stock options and restricted stock excluded from computation	660	703

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2019 and 2020 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2019 payments
12/31/2018	1/25/2019	$0.50	$68
3/29/2019	4/26/2019	$0.55	$74
6/28/2019	7/26/2019	$0.55	$74
9/30/2019	10/25/2019	$0.55	$73
2020 payments
12/31/2019	1/31/2020	$0.55	$73
3/31/2020	4/24/2020	$0.625	$83

In April 2020, the Board declared a cash dividend of $0.625 per share payable on July 31, 2020, to stockholders of record on June 30, 2020.
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
Our remaining repurchase authorization was approximately $2 billion of the $3 billion share repurchase program as of April 28, 2020.
In connection with employee stock plans, we acquired 0.04 million common shares for $17 million and 0.03 million common shares for $10 million during the three months ended March 31, 2020 and 2019, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

11. INCOME TAXES
The effective income tax rate was 34.8% for the three months ended March 31, 2020, compared to 24.4% for the three months ended March 31, 2019, primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020.
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in millions)
Short-term debt:
Commercial paper	$500	$300
Term note	1,000	—
Senior notes:
$400 million, 2.50% due December 15, 2020	398	399
Total short-term debt	$1,898	$699

Long-term debt:
Senior notes:
$600 million, 3.15% due December 1, 2022	$598	$598
$400 million, 2.90% due December 15, 2022	398	397
$600 million, 3.85% due October 1, 2024	597	597
$600 million, 4.50% due April 1, 2025	594	—
$600 million, 3.95% due March 15, 2027	596	595
$500 million, 3.125% due August 15, 2029	495	495
$500 million, 4.875% due April 1, 2030	494	—
$250 million, 8.15% due June 15, 2038	262	262
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	396	396
$500 million, 3.95% due August 15, 2049	492	492
Total long-term debt	$6,057	$4,967

Senior Notes
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid, were approximately $1,090 million. We intend to use the net proceeds for general corporate purposes, which may include the repayment of existing indebtedness.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 39% as measured in accordance with the credit agreement as of March 31, 2020. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At March 31, 2020, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of March 31, 2020, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2020 was $600 million, with $500 million outstanding at March 31, 2020 compared to $300 million outstanding at December 31, 2019. The outstanding commercial paper at March 31, 2020 had a weighted average annual interest rate of 2%.
Term Note
In February 2020, we entered into a new $1 billion term loan commitment with a bank that matures 1 year after the first draw, subject to a 1 year extension. In March 2020, we made a draw on the entire term loan commitment of $1 billion. The facility fee, interest rate and financial covenants are consistent with those of our revolving credit agreement. There is no prepayment penalty.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the three months ended March 31, 2020, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2020, and all of our product offerings for 2020 have been approved.

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
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2019, 25% of the risk score was calculated from claims data submitted through EDS. CMS increased that percentage to 50% in 2020 and will increase that percentage to 75% in 2021. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.
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
At March 31, 2020, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2020, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the three months ended March 31, 2020. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. Our case has been stayed by the Court, pending resolution of similar cases filed by other insurers. On April 27, 2020, the U.S. Supreme Court ruled that the government is obligated to pay the losses under this risk corridor program, and that Congress did not impliedly repeal the obligation under its appropriations riders.  As such, we will continue to seek payments owed to us. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of March 31, 2020. We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
As a government contractor, we may also be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government including, among other allegations, those resulting from coding and review practices under the Medicare risk adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to other allegations of nonperformance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our minority investment in Kindred at Home and the strategic partnership with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers.
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.5 billion and $3.1 billion for the three months ended March 31, 2020 and 2019, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $30 million and $29 million for the three months ended March 31, 2020 and 2019, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2019 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three months ended March 31, 2020 and 2019:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2020	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$12,794	$—	$—	$—	$12,794
Group Medicare Advantage	2,011	—	—	—	2,011
Medicare stand-alone PDP	755	—	—	—	755
Total Medicare	15,560	—	—	—	15,560
Fully-insured	163	1,229	—	—	1,392
Specialty	—	429	—	—	429
Medicaid and other	981	—	—	—	981
Total premiums	16,704	1,658	—	—	18,362
Services revenue:
Provider	—	—	104	—	104
ASO and other	4	195	—	—	199
Pharmacy	—	—	121	—	121
Total services revenue	4	195	225	—	424
Total external revenues	16,708	1,853	225	—	18,786
Intersegment revenues
Services	—	7	4,950	(4,957)	—
Products	—	—	1,910	(1,910)	—
Total intersegment revenues	—	7	6,860	(6,867)	—
Investment income	54	5	—	90	149
Total revenues	16,762	1,865	7,085	(6,777)	18,935
Operating expenses:
Benefits	14,464	1,311	—	(146)	15,629
Operating costs	1,532	429	6,800	(6,644)	2,117
Depreciation and amortization	81	20	43	(29)	115
Total operating expenses	16,077	1,760	6,843	(6,819)	17,861
Income from operations	685	105	242	42	1,074
Interest expense	—	—	—	60	60
Other expense, net	—	—	—	297	297
Income (loss) before income taxes and equity in net earnings	685	105	242	(315)	717
Equity in net earnings	—	—	8	—	8
Segment earnings (loss)	$685	$105	$250	$(315)	$725

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
Three months ended March 31, 2019
External revenues
Premiums:
Individual Medicare Advantage	$10,709	$—	$—	$—	$10,709
Group Medicare Advantage	1,632	—	—	—	1,632
Medicare stand-alone PDP	809	—	—	—	809
Total Medicare	13,150	—	—	—	13,150
Fully-insured	140	1,311	—	—	1,451
Specialty	—	373	—	—	373
Medicaid and other	677	—	—	—	677
Total premiums	13,967	1,684	—	—	15,651
Services revenue:
Provider	—	—	120	—	120
ASO and other	5	194	—	—	199
Pharmacy	—	—	36	—	36
Total services revenue	5	194	156	—	355
Total external revenues	13,972	1,878	156	—	16,006
Intersegment revenues
Services	—	4	4,306	(4,310)	—
Products	—	—	1,636	(1,636)	—
Total intersegment revenues	—	4	5,942	(5,946)	—
Investment income	41	5	—	55	101
Total revenues	14,013	1,887	6,098	(5,891)	16,107
Operating expenses:
Benefits	12,327	1,287	—	(121)	13,493
Operating costs	1,148	413	5,888	(5,789)	1,660
Depreciation and amortization	73	22	38	(26)	107
Total operating expenses	13,548	1,722	5,926	(5,936)	15,260
Income from operations	465	165	172	45	847
Interest expense	—	—	—	62	62
Other expense, net	—	—	—	39	39
Income (loss) before income taxes and equity in net earnings	465	165	172	(56)	746
Equity in net earnings	—	—	3	—	3
Segment earnings (loss)	$465	$165	$175	$(56)	$749

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2019 Form 10-K, as modified by any changes to those risk factors included in this document including the potential impacts of risks related to the spread of, and response to, the COVID-19 pandemic as further discussed in Part II of this report and in other reports we filed subsequent to February 20, 2020, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
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
COVID-19
We moved quickly during the first quarter of 2020 to ease some of the burden associated with the outbreak of the novel coronavirus, or COVID-19. We have taken several proactive steps to be a part of the solution for our members, providers, and employees, including:

•	waiving costs associated with the diagnostic testing, medical costs related to the treatment of COVID-19 as well as FDA-approved medications or vaccines when they become available;
•lifting administrative requirements including modifying prior authorization and referral requirements;

•
expanding access to telehealth services to help reduce the risk of infection and spread, waiving member cost share for all telehealth services delivered by participating/in-network providers and accepting audio-only telephone visits for reimbursement;

•	allowing early refills on prescription medicines to provide for member’s extended supply needs given stay-at-home and other restrictions on movement;

•	simplifying and expediting claims processing for providers to promote the speed of reimbursement payments and help ease their financial concerns beginning in April 2020;

•	transitioning a significant subset of our employee population to work-at-home and providing additional support and benefits.
The emergence of stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, during the second half of March 2020 has impacted our business. During this short period of time, we experienced lower hospital admissions and utilization as members and providers began to defer non-essential procedures. We also saw an increase in pharmacy costs as a result of us allowing early prescription refills to permit members to prepare for extended supply needs as well as COVID-19 specific administrative costs, including a $50 million contribution to the Humana Foundation to promote its COVID-19 relief efforts in the communities served by Humana. Taken together, the net impact of COVID-19 was not material to the results of our operations during the first quarter of 2020.
We significantly increased our liquidity position during March 2020 with the issuance of $1.1 billion in senior notes and a $1 billion draw under the prior one-year term loan bank commitment. At March 31, 2020, we held $2.4 billion of cash and short-term investments at our parent company and access to an additional $2.0 billion under our credit agreement.
For the remainder of 2020, we have seen the trend of lower utilization persist while stay-at-home and other restrictions remain in place into the second quarter, and expect a period of recovery in utilization rates in the coming weeks and months as previously deferred non-essential procedures resume with a back log of demand and COVID-19 testing increases. A number of significant variables and uncertainties will impact these trends including, among others, the severity and duration of the pandemic, continued actions taken to mitigate the spread of COVID-19 and in turn, relax those restrictions, the timing and degree in resumption of demand for deferred health care services, the ability of our commercial members to pay their premium, the nature and level of diagnostic testing, the cost and timing of new therapeutic treatments and vaccines all of which are difficult to predict. As such, our response to this global health crisis and the subsequent recovery will continue to evolve over the coming months to support the needs of our stakeholders.
Recent Transactions
In the first quarter of 2020, we purchased privately held Enclara, one of the nation’s largest hospice pharmacy and benefit management providers, for cash consideration of approximately $709 million, net of cash received.
We have entered into a strategic partnership with WCAS to accelerate the expansion of our primary care model. The WCAS partnership is expected to open approximately 50 payor-agnostic, senior-focused primary care centers over 3 years beginning in 2020.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes our services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our minority investment in Kindred at Home and the strategic partnership with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers.
The results of each segment are measured by segment earnings, and for our Healthcare Services Segment, also include equity in net earnings from our equity method investees. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
2020 Highlights

•
Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2020, approximately 2,514,000 members, or 66%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,223,300 members, or 65%, at March 31, 2019. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 899,700 at March 31, 2020, an increase of 7.8% from 834,700 at March 31, 2019. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is driven by our improved process for identifying and enrolling members in the appropriate program at the right time, coupled with growth in Special Needs Plans, or SNP, membership.

•
Net income was $473 million, or $3.56 per diluted common share, in the 2020 quarter compared to $566 million, or $4.16 per diluted common share, in the 2019 quarter. The quarter over quarter comparisons were significantly impacted by the put/call valuation adjustments associated with certain equity method investments which reduced earnings $297 million in the 2020 quarter compared to $39 million in the 2019 quarter. Excluding the impact of the put/call valuation adjustments, the favorable comparison was driven by the strong performance of our Medicare Advantage business and Healthcare Services segment in the 2020 quarter partially offset by the expected lower contribution from our Group and Specialty segment. These changes were further favorably impacted by a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases completed during 2019, partially offset by a higher tax rate resulting from the return of the non-deductible health insurance industry fee in 2020.

•	Contributing to our Retail segment revenue growth was our individual Medicare Advantage membership, which increased 404,800 members, or 11.8%, from March 31, 2019 to March 31, 2020.

•
On April 6, 2020, CMS published its Announcement of Calendar Year 2021 Medicare Advantage Capitation Rates and Part C and Part D Payment Policies (the Final Rate Notice). We expect the Final Rate Notice to result in a 1.20% rate increase for our non end stage renal disease (ESRD) Medicare Advantage business, excluding the impact of Employer Group Waiver Plan (EGWP) funding changes. Our 1.20% rate increase compares to CMS’ estimate for the sector of 1.66% on a comparable basis, with the variance primarily driven by county rebasing and our geographic footprint. CMS also establishes separate rates of payment for ESRD beneficiaries enrolled in Medicare Advantage plans. We expect the Final Rate Notice to result in a 3.7% rate increase in 2021 for ESRD beneficiaries. Our estimate of 3.7% is slightly higher than CMS’ 3.6% which is also impacted by our geographic footprint.

•
Our operating cash flows for the 2020 quarter decreased from the 2019 quarter due to the timing of working capital items, including the impact of early prescription refills permitting members to prepare for extended supply needs in response to COVID-19, partially offset by higher income from operations.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee, which was suspended in 2019, but has resumed for calendar year 2020, is not deductible for income tax purposes and significantly increases our effective tax rate. We expect to pay the federal government $1.2 billion in September 2020 for this fee. Under current law, the health industry fee will be permanently repealed beginning in calendar year 2021.

It is reasonably possible that the Health Care Reform Law and related regulations, as well as other current or future legislative, judicial or regulatory changes, such as legislative and regulatory changes associated with COVID-19, including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers and are described in Note 14 to the condensed consolidated financial statements included in this report.

Comparison of Results of Operations for 2020 and 2019
The following discussion primarily deals with our results of operations for the three months ended March 31, 2020, or the 2020 quarter, and the three months ended March 31, 2019, or the 2019 quarter.
Consolidated

	For the three months ended March 31,		Change
	2020	2019	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$16,704	$13,967	$2,737	19.6%
Group and Specialty	1,658	1,684	(26)	(1.5)%
Total premiums	18,362	15,651	2,711	17.3%
Services:
Retail	4	5	(1)	(20.0)%
Group and Specialty	195	194	1	0.5%
Healthcare Services	225	156	69	44.2%
Total services	424	355	69	19.4%
Investment income	149	101	48	47.5%
Total revenues	18,935	16,107	2,828	17.6%
Operating expenses:
Benefits	15,629	13,493	2,136	15.8%
Operating costs	2,117	1,660	457	27.5%
Depreciation and amortization	115	107	8	7.5%
Total operating expenses	17,861	15,260	2,601	17.0%
Income from operations	1,074	847	227	26.8%
Interest expense	60	62	(2)	(3.2)%
Other expense, net	297	39	258	661.5%
Income before income taxes and equity in net earnings	717	746	(29)	(3.9)%
Provision for income taxes	252	183	69	37.7%
Equity in net earnings	8	3	5	166.7%
Net income	$473	$566	$(93)	(16.4)%
Diluted earnings per common share	$3.56	$4.16	$(0.60)	(14.4)%
Benefit ratio (a)	85.1%	86.2%		(1.1)%
Operating cost ratio (b)	11.3%	10.4%		0.9%
Effective tax rate	34.8%	24.4%		10.4%

(a)	Represents benefits expense as a percentage of premiums revenue.

(b)	Represents operating costs as a percentage of total revenues less investment income.

Summary
Net income was $473 million, or $3.56 per diluted common share, in the 2020 quarter compared to $566 million, or $4.16 per diluted common share, in the 2019 quarter. The quarter over quarter comparisons were significantly impacted by the put/call valuation adjustments associated with certain equity method investments which reduced earnings $297 million in the 2020 quarter compared to $39 million in the 2019 quarter. Excluding the impact of the put/call valuation adjustments, the favorable comparison was driven by the strong performance of our Retail and Healthcare Services segments partially offset by the expected lower contribution from our Group and Specialty segment as more fully described in the detailed segment results discussion that follows. These changes were further favorably impacted by a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases completed during 2019, partially offset by a higher tax rate resulting from the return of the non-deductible health insurance industry fee in 2020.
Premiums Revenue
Consolidated premiums increased $2.7 billion, or 17.3%, from $15.7 billion for the 2019 quarter to $18.4 billion for the 2020 quarter primarily due to higher premiums in the Retail segment, mainly resulting from growth in our Medicare Advantage and state-based contract businesses, partially offset by the impact of declining stand-alone PDP membership as more fully described in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue increased $69 million, or 19.4%, from the 2019 quarter to $424 million for the 2020 quarter primarily due to an increase in services revenue in the Healthcare Services segment associated with higher external pharmacy revenues resulting from the Enclara acquisition in the 2020 quarter.
Investment Income
Investment income totaled $149 million for the 2020 quarter, increasing $48 million, or 47.5%, from $101 million for the 2019 quarter primarily reflecting higher realized capital gains.
Benefits Expense
Consolidated benefits expense was $15.6 billion for the 2020 quarter, an increase of $2.1 billion from the 2019 quarter, corresponding with an increase in Retail segment premium growth. The consolidated benefit ratio for the 2020 quarter of 85.1% decreased 110 basis points from 86.2% in the 2019 quarter primarily due to the lower benefit ratio in the Retail segment partially offset by a higher benefit ratio in the Group and Specialty segment as more fully described in the detailed segment results that follows. Both segments’ benefit ratios were impacted favorably by the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products and unfavorably by the impact of weekday seasonality including the impact of a leap year in the 2020 quarter.
The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 150 basis points in the 2020 quarter versus approximately 170 basis points in the 2019 quarter.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $457 million, or 27.5%, during the 2020 quarter compared to the 2019 quarter. The consolidated operating cost ratio for the 2020 quarter of 11.3% increased 90 basis points from 10.4% in the 2019 quarter primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020, and COVID-19 related costs, including a $50 million contribution to the Humana Foundation to promote its coronavirus relief efforts in the communities served by Humana. These increases were partially offset by scale efficiencies associated with growth in our Medicare Advantage membership and significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 quarter.
Depreciation and Amortization
Depreciation and amortization for the 2020 quarter totaled $115 million compared to $107 million for the 2019 quarter.
Interest Expense
Interest expense for the 2020 quarter of $60 million decreased $2 million, compared to $62 million for the 2019 quarter.
Income Taxes
The effective income tax rate was 34.8% for the three months ended March 31, 2020, compared to 24.4% for the three months ended March 31, 2019, primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020.
Retail Segment

	March 31,		Change
	2020	2019	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,838,100	3,433,300	404,800	11.8%
Group Medicare Advantage	607,400	517,900	89,500	17.3%
Medicare stand-alone PDP	3,895,100	4,448,400	(553,300)	(12.4)%
Total Retail Medicare	8,340,600	8,399,600	(59,000)	(0.7)%
State-based Medicaid	617,300	461,300	156,000	33.8%
Medicare Supplement	314,000	267,300	46,700	17.5%
Total Retail medical members	9,271,900	9,128,200	143,700	1.6%

	For the three months ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$12,794	$10,709	$2,085	19.5%
Group Medicare Advantage	2,011	1,632	379	23.2%
Medicare stand-alone PDP	755	809	(54)	(6.7)%
Total Retail Medicare	15,560	13,150	2,410	18.3%
State-based Medicaid	981	677	304	44.9%
Medicare Supplement	163	140	23	16.4%
Total premiums	16,704	13,967	2,737	19.6%
Services	4	5	(1)	(20.0)%
Total premiums and services revenue	$16,708	13,972	$2,736	19.6%
Segment earnings	$685	$465	$220	47.3%
Benefit ratio	86.6%	88.3%		(1.7)%
Operating cost ratio	9.2%	8.2%		1.0%
Segment Earnings

•
Retail segment earnings increased $220 million, or 47.3%, from $465 million in the 2019 quarter to $685 million in the 2020 quarter primarily due to a lower benefit ratio, partially offset by a higher operating cost ratio as more fully described below. Our higher-than-anticipated individual Medicare Advantage membership growth in 2019, which had a muted impact on the segment's earnings last year, is now more profitable as a result of more members being engaged in our clinical programs and appropriately documented under the CMS risk-adjustment model.

Enrollment

•
Individual Medicare Advantage membership increased 404,800 members, or 11.8%, from March 31, 2019 to March 31, 2020, primarily due to membership additions associated with the most recent Annual Election Period, or AEP, and Open Election Period, or OEP, for Medicare beneficiaries. The membership growth was further impacted by strong sales to age-ins and Dual Eligible Special Need Plans, or D-SNP. Individual Medicare Advantage membership includes 342,500 D-SNP members as of March 31, 2020, a net increase of 94,000, or 38%, from 248,500 as of March 31, 2019. The OEP sales period, which ran from January 1 to March 31, 2020 added approximately 20,700 members through March 31, 2020. An additional 10,300 members became effective April 1, 2020, for a total 2020 OEP impact of 31,000 members. In comparison, the 2019 OEP added approximately 28,700 members through March 31, 2019 and an additional 15,000 members with an April 1, 2019 effective date for a total 2019 OEP impact of 43,700 members.

•
Group Medicare Advantage membership increased 89,500, or 17.3%, from March 31, 2019 to March 31, 2020, primarily due to the addition of a large account in January 2020, along with net membership additions associated with the most recent AEP for Medicare beneficiaries.

•
Medicare stand-alone PDP membership decreased 553,300 members, or 12.4%, from March 31, 2019 to March 31, 2020 primarily reflecting net declines during the most recent AEP for Medicare beneficiaries. The anticipated decline was primarily the result of terminations driven by premium and benefit adjustments experienced by members that were previously enrolled in our 2019 Humana Walmart Rx plan and the 2019 Humana Enhanced plan, which were consolidated into the Premier Rx plan in 2020. The expected PDP losses were partially offset by growth in the new low-price Humana Walmart Value Rx plan, driven by both new sales and plan to plan changes.

•
State-based Medicaid membership increased 156,000 members, or 33.8%, from March 31, 2019 to March 31, 2020. This increase primarily reflects the impact of discontinuing the reinsurance agreement with CareSource and the assumption of full financial risk for the existing Kentucky Medicaid contract as of January 1, 2020.

Premiums Revenue

•
Retail segment premiums increased $2.7 billion, or 19.6%, from the 2019 quarter to the 2020 quarter primarily reflecting higher premiums as a result of membership growth and higher per member premiums in our Medicare Advantage and state-based contract businesses. These favorable items were partially offset by the decline in membership in our stand-alone PDP offerings.

Benefits Expense

•
The Retail segment benefit ratio decreased 170 basis points from 88.3% in the 2019 quarter to 86.6% in the 2020 quarter primarily due to reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products, and engaging our Medicare Advantage members, including the robust growth of members in 2019, in clinical programs, as well as ensuring they are appropriately documented under the CMS risk-adjustment model. The benefit ratio was further favorably impacted by the continued shift in Medicare membership mix due to the decline of stand-alone PDP members and significant growth in Medicare Advantage members; the benefit ratio for stand-alone PDP members generally is higher earlier in the year and then decreases as the year progresses. Lastly, the decrease in the benefit ratio was impacted by the benefit design of Humana’s 2020 Premier Rx plan, which includes a member deductible. These decreases were partially offset by the unfavorable impact of weekday seasonality including the impact of a leap year day in the 2020 quarter and lower favorable prior-period medical reserve development in the 2020 quarter.

•
The Retail segment's benefits expense for the 2020 quarter included $238 million in favorable prior-period medical claims reserve development versus $283 million in the 2019 quarter. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 140 basis points in the 2020 quarter versus approximately 200 basis points in the 2019 quarter.

Operating Costs

•
The Retail segment operating cost ratio of 9.2% for the 2020 quarter increased 100 basis points from 8.2% for the 2019 quarter primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020, partially offset by scale efficiencies associated with growth in our Medicare Advantage membership and significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in the 2020 quarter.

Group and Specialty Segment

	March 31,		Change
	2020	2019	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	861,600	958,200	(96,600)	(10.1)%
ASO	506,100	478,600	27,500	5.7%
Military services	5,999,200	5,942,500	56,700	1.0%
Total group medical members	7,366,900	7,379,300	(12,400)	(0.2)%
Specialty membership (a)	5,470,700	5,835,200	(364,500)	(6.2)%

(a)
Specialty products include dental, vision, and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,229	$1,311	$(82)	(6.3)%
Group specialty	429	373	56	15.0%
Total premiums	1,658	1,684	(26)	(1.5)%
Services	195	194	1	0.5%
Total premiums and services revenue	$1,853	$1,878	$(25)	(1.3)%
Segment earnings	$105	$165	$(60)	(36.4)%
Benefit ratio	79.1%	76.4%		2.7%
Operating cost ratio	23.1%	21.9%		1.2%
Segment Earnings

•
Group and Specialty segment earnings decreased $60 million, or 36.4%, from $165 million in the 2019 quarter to $105 million in the 2020 quarter primarily reflecting our deliberate pricing and benefit design changes in our commercial business in response to the 2019 performance.

Enrollment

•
Fully-insured commercial group medical membership decreased 96,600 members, or 10.1%, from March 31, 2019 to March 31, 2020. These anticipated declines primarily reflect lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products, as well as the loss of certain large group accounts due to disciplined pricing in the competitive environment. The portion of group fully-insured commercial medical membership in small group accounts was approximately 57% at March 31, 2020 and 61% at March 31, 2019.

•
Group ASO commercial medical membership increased 27,500 members, or 5.7%, from March 31, 2019 to March 31, 2020 reflecting more small group accounts selecting level-funded ASO products combined with the loss of certain large group accounts due to continued discipline in pricing of services for self-funded accounts amid a highly competitive environment. Small group membership comprised 45% of group ASO medical membership at March 31, 2020 versus 34% at March 31, 2019.

•
Military services membership increased 56,700 members, or 1.0%, from March 31, 2019 to March 31, 2020. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.

•
Specialty membership decreased 364,500 members, or 6.2%, from March 31, 2019 to March 31, 2020 primarily due the loss of certain group accounts, including one jumbo account, offering stand-alone dental and vision products.

Premiums Revenue

•
Group and Specialty segment premiums decreased $26 million, or 1.5%, from $1.68 billion in the 2019 quarter to $1.66 billion for the 2020 quarter, primarily due to the decline in our fully-insured group commercial membership. The decrease was partially offset by higher stop-loss revenues related to our level-funded ASO accounts resulting from membership growth in this product and higher per member premiums across the fully-insured commercial business.

Services Revenue

•	Group and Specialty segment services revenue increased $1 million, or 0.5%, from the 2019 quarter to $195 million for the 2020 quarter.
Benefits Expense

•
The Group and Specialty segment benefit ratio increased 270 basis points from 76.4% in the 2019 quarter to 79.1% in the 2020 quarter primarily due to deliberate pricing and benefit design changes in the commercial business in response to the 2019 performance and the unfavorable impact of weekday seasonality including the impact of a leap year in the 2020 quarter. These increases were partially offset by the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products as well as higher favorable prior-period medical reserve development.

•
The Group and Specialty segment's benefits expense included $46 million in favorable prior-period medical claims reserve development in the 2020 quarter versus unfavorable prior-period medical reserve development of $16 million in the 2019 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 280 basis points in the 2020 quarter while the unfavorable prior-period medical reserve development increased the benefit ratio by approximately 100 basis points in the 2019 quarter.

Operating Costs

•
The Group and Specialty segment operating cost ratio of 23.1% for the 2020 quarter increased 120 basis points from 21.9% for the 2019 quarter primarily reflecting the reinstatement of the non-deductible health insurance industry fee in 2020, partially offset by significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives.

•	The non-deductible health insurance industry fee impacted the operating cost ratio by 140 basis points in the 2020 quarter.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Revenues:
Services:
Pharmacy solutions	$121	$36	$85	236.1%
Provider services	76	79	(3)	(3.8)%
Clinical care services	28	41	(13)	(31.7)%
Total services revenues	225	156	69	44.2%
Intersegment revenues:
Pharmacy solutions	6,140	5,197	943	18.1%
Provider services	576	599	(23)	(3.8)%
Clinical care services	144	146	(2)	(1.4)%
Total intersegment revenues	6,860	5,942	918	15.4%
Total services and intersegment revenues	$7,085	$6,098	$987	16.2%
Segment earnings	$250	$175	$75	42.9%
Operating cost ratio	96.0%	96.6%		(0.6)%
Segment Earnings

•
Healthcare Services segment earnings of $250 million for the 2020 quarter increased $75 million, or 42.9%, from $175 million in the 2019 quarter primarily due to higher earnings from our pharmacy operations, operational improvement in our provider services business, and higher earnings from our investment in Kindred at Home.

Script Volume

•
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 120 million in the 2020 quarter, up 9.1%, versus scripts of approximately 110 million in the 2019 quarter, primarily reflecting growth associated with higher individual Medicare Advantage membership along with the impact of early prescription refills as members prepared for extended supply needs in response to COVID-19. These increases were partially offset by the decline in stand-alone PDP membership.

Services Revenues

•
Services revenues increased $69 million, or 44.2%, from the 2019 quarter to $225 million for the 2020 quarter primarily due to the additional pharmacy revenues associated with the acquisition of Enclara in the 2020 quarter.

Intersegment Revenues

•
Intersegment revenues increased $918 million, or 15.4%, from the 2019 quarter to $6.9 billion for the 2020 quarter primarily was due to strong Medicare Advantage membership growth and an increase in pharmacy revenues as a result of members being allowed early prescription refills to permit them to prepare for extended supply needs in response to COVID-19. These increases were partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP membership.

Operating Costs

•
The Healthcare Services segment operating cost ratio of 96.0% for the 2020 quarter decreased 60 basis points from 96.6% in the 2019 quarter primarily as a result of operational improvements in our provider services business, largely related to Conviva, along with significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives.

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
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2019 Form 10-K.
Cash and cash equivalents increased to approximately $6.1 billion at March 31, 2020 from $4.1 billion at December 31, 2019. The change in cash and cash equivalents for the three months ended March 31, 2020 and 2019 is summarized as follows:

	Three Months Ended
	2020	2019
	(in millions)
Net cash provided by operating activities	$474	$896
Net cash (used in) provided by investing activities	(1,210)	145
Net cash provided by financing activities	2,736	493
Increase in cash and cash equivalents	$2,000	$1,534
Cash Flow from Operating Activities
Our operating cash flows for the 2020 quarter decreased from the 2019 quarter due to the timing of working capital items, including the impact of early prescription refills permitting members to prepare for extended supply needs in response to COVID-19, partially offset by higher income from operations.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019	2020 Quarter Change	2019 Quarter Change
	(in millions)
IBNR (1)	$4,887	$4,150	$737	$561
Reported claims in process (2)	856	628	228	402
Other benefits payable (3)	1,347	1,226	121	199
Total benefits payable	$7,090	$6,004	$1,086	$1,162

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
The increase in benefits payable from December 31, 2019 to March 31, 2020 and from December 31, 2018 to March 31, 2019 primarily was due to an increase in IBNR primarily as a result of Medicare Advantage membership growth, an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff and an increase in the amounts owed to providers under the capitated and risk sharing arrangements.
The detail of total net receivables was as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019	2020 Quarter Change	2019 Quarter Change
	(in millions)
Medicare	$1,767	$835	$932	$935
Commercial and other	182	162	20	1
Military services	133	128	5	3
Allowance for doubtful accounts	(73)	(69)	(4)	1
Total net receivables	$2,009	$1,056	$953	$940
The changes in Medicare receivables for both the 2020 quarter and the 2019 quarter reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
In the first quarter of 2020, we acquired privately held Enclara for cash consideration of approximately $709 million, net of cash received as discussed in Note 3 to the condensed consolidated financial statements.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $192 million in the 2020 quarter and $139 million in the 2019 quarter.

Net purchases of investment securities in the 2020 quarter were $309 million as compared to net proceeds from sales and maturities of $284 million in the 2019 quarter.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $575 million in the 2020 quarter and $620 million in the 2019 quarter.
Under our administrative services only TRICARE contracts, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $1 million in the 2020 quarter and by $66 million in the 2019 quarter.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 31, 2020 were $1,090 million.
In March 2020, we drew $1 billion on our existing term loan commitment.
We also acquired common shares in connection with employee stock plans for an aggregate cost of $17 million in the 2020 quarter and $10 million in the 2019 quarter.
Net proceeds from the issuance of commercial paper were $198 million in the 2020 quarter and $17 million in the 2019 quarter. The maximum principal amount outstanding at any one time during the 2020 quarter was $600 million.
We paid dividends to stockholders of $73 million during the 2020 quarter and $68 million during the 2019 quarter.
Future Sources and Uses of Liquidity
Dividends
For a detailed discussion of dividends to stockholders, please refer to Note 10 to the condensed consolidated financial statements.
Stock Repurchases
For a detailed discussion of stock repurchases, please refer to Note 10 to the condensed consolidated financial statements.
Debt
For a detailed discussion of our debt, including our senior notes, term loan, credit agreement and commercial paper program, please refer to Note 12 to the condensed consolidated financial statements.
Acquisitions and Divestitures
During the 2020 quarter, we completed the acquisition of privately held Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $709 million, net of cash received. For a detailed discussion of this transaction, please refer to Note 3 to the condensed consolidated financial statements.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2020 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $2.4 billion at March 31, 2020 compared to $1.4 billion at December 31, 2019. This increase primarily was due to the net proceeds from the issuance of senior notes, as well as proceeds from a term loan and commercial paper issuance. The increase was further impacted by non-regulated subsidiary earnings in our Healthcare Services segment. These increases were partially offset by the Enclara acquisition, capital expenditures, cash dividends to shareholders, and other working capital changes. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2019, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $8.0 billion, which exceeded aggregate minimum regulatory requirements of $5.9 billion. The amount of ordinary dividends that may be paid to our parent company in 2020 is approximately $1.0 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.8 billion in 2019.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at March 31, 2020. Our net unrealized position decreased $137 million from a net unrealized gain position of $211 million at December 31, 2019 to a net unrealized gain position of $74 million at March 31, 2020. At March 31, 2020, we had gross unrealized losses of $171 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the three months ended March 31, 2020. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 1.9 years as of March 31, 2020 and approximately 2.5 years as of December 31, 2019. The decline in the average duration is reflective of the increased holdings of cash and cash equivalents, along with other portfolio management activities. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $335 million at March 31, 2020.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2020.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 26 of this Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and the risk factor set forth below.

The spread of, and response to, the novel coronavirus, or COVID-19, underscores certain risks we face, including those discussed in our Form 10-K for the fiscal year ended December 31, 2019, and the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 200 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The spread of COVID-19 underscores certain risks we face in our business, including those discussed in our Form 10-K for the fiscal year ended December 31, 2019.

Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, increasing the potential for harm for our members. If the spread of COVID-19 is not contained, the premiums we charge may prove to be insufficient to cover the cost of health care services delivered to our members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs. Over time, we may also experience increased costs or decreased revenues if, as a result of our members being unable to see their providers due to actions taken to mitigate the spread of COVID-19, we are unable to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles. In addition, we are offering our members expanded benefit coverage, such as providing full coverage for COVID-19 diagnostic testing and treatment, certain additional coverages have been mandated by governmental action and we are taking actions designed to help provide financial and administrative relief for the health care provider community. Such measures and any further steps taken by us, or governmental action, to expand or otherwise modify the services delivered to our members, provide relief for the health care provider community, or in connection with the relaxation of stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, including the potential for widespread testing as a component of lifting these measures, could adversely impact our profitability.
The spread of COVID-19, or actions taken to mitigate this spread, could have material and adverse effects on our ability to operate effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in public and private infrastructure, including communications, financial services and supply chains, could materially and adversely disrupt our normal business operations. We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, as have a number of our third-party service providers, which may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties. The outbreak of COVID-19 has severely impacted global economic activity, including the businesses of some of our commercial customers, and caused significant volatility and negative pressure in the financial markets. In addition to disrupting our operations, these developments may adversely affect the timing of commercial customer premium collections and corresponding claim payments as well as the value of our investment portfolio.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19, changes to our benefit coverages, the ongoing costs and business impacts of dealing with COVID-19, including the potential costs associated with lifting restrictions on movement and economic activity and ultimately a vaccine, and related risks. The magnitude and duration of the pandemic and its ultimate impact on our business, results of operations, financial position, and cash flows is uncertain as this continues to evolve globally, but such impacts could be material to our business, results of operations, financial position and cash flows.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	N/A

(c)
The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2020	—	$—	—	$—
February 2020	—	—	—	—
March 2020	—	—	—	—
Total	—	$—	—

(1)
On July 30, 2019, the Board of Directors replaced a previous share repurchase authorization of up to $3 billion with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2022. Under our share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was approximately $2 billion as of April 28, 2020.

(2)	Excludes 40,000 shares repurchased in connection with employee stock plans.

Item 3:	Defaults Upon Senior Securities
None.

Item 4:	Mine Safety Disclosures
Not applicable.

Item 5:	Other Information
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
4(1)
Sixteenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

4(2)
Seventeenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) the Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 29, 2020	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)