Form 10-Q
period 2020-06-30
HUMANA INC
filed 2020-08-05
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2020
$0.16 2/3 par value	132,292,566 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2020

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,163	$4,054
Investment securities	12,836	10,972
Receivables, less allowance for doubtful accounts of $88 in 2020 and $69 in 2019	2,238	1,056
Other current assets	5,631	3,806
Total current assets	27,868	19,888
Property and equipment, net	2,118	1,955
Long-term investment securities	389	406
Equity method investments	1,122	1,063
Goodwill	4,443	3,928
Other long-term assets	2,515	1,834
Total assets	$38,455	$29,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$7,980	$6,004
Trade accounts payable and accrued expenses	6,175	3,754
Book overdraft	310	225
Unearned revenues	266	247
Short-term debt	1,724	699
Total current liabilities	16,455	10,929
Long-term debt	6,058	4,967
Future policy benefits payable	203	206
Other long-term liabilities	1,323	935
Total liabilities	24,039	17,037
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,629,992 shares issued at June 30, 2020 and December 31, 2019	33	33
Capital in excess of par value	2,898	2,820
Retained earnings	19,616	17,483
Accumulated other comprehensive income	317	156
Treasury stock, at cost, 66,337,426 shares at June 30, 2020 and 66,524,771 shares at December 31, 2019	(8,448)	(8,455)
Total stockholders’ equity	14,416	12,037
Total liabilities and stockholders’ equity	$38,455	$29,074
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions, except per share results)
Revenues:
Premiums	$18,556	$15,776	$36,918	$31,427
Services	450	355	874	710
Investment income	77	114	226	215
Total revenues	19,083	16,245	38,018	32,352
Operating expenses:
Benefits	14,175	13,318	29,804	26,811
Operating costs	2,354	1,703	4,471	3,363
Depreciation and amortization	119	109	234	216
Total operating expenses	16,648	15,130	34,509	30,390
Income from operations	2,435	1,115	3,509	1,962
Interest expense	76	60	136	122
Other (income) expense, net	(227)	(174)	70	(135)
Income before income taxes and equity in net earnings	2,586	1,229	3,303	1,975
Provision for income taxes	783	301	1,035	484
Equity in net earnings	25	12	33	15
Net income	$1,828	$940	$2,301	$1,506
Basic earnings per common share	$13.83	$6.96	$17.41	$11.14
Diluted earnings per common share	$13.75	$6.94	$17.31	$11.10
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income	$1,828	$940	$2,301	$1,506
Other comprehensive income:
Change in gross unrealized investment gains/losses	358	169	266	365
Effect of income taxes	(85)	(40)	(63)	(85)
Total change in unrealized investment gains/losses, net of tax	273	129	203	280
Reclassification adjustment for net realized gains	(2)	(6)	(47)	(6)
Effect of income taxes	—	2	10	2
Total reclassification adjustment, net of tax	(2)	(4)	(37)	(4)
Other comprehensive income, net of tax	271	125	166	276
Comprehensive loss attributable to equity method investments	(2)	(3)	(5)	(5)
Comprehensive income	$2,097	$1,062	$2,462	$1,777
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended June 30, 2020
Balances, March 31, 2020	198,630	$33	$2,857	$17,871	$48	$(8,454)	$12,355
Net income				1,828			1,828
Other comprehensive loss					269		269
Common stock repurchases			—			(8)	(8)
Dividends and dividend equivalents			—	(83)			(83)
Stock-based compensation			46				46
Restricted stock unit vesting	—	—	(9)			9	—
Stock option exercises	—	—	4			5	9
Balances, June 30, 2020	198,630	$33	$2,898	$19,616	$317	$(8,448)	$14,416

Three months ended June 30, 2019
Balances, March 31, 2019	198,595	$33	$2,722	$15,563	$(10)	$(7,467)	$10,841
Net income				940			940
Other comprehensive income					122		122
Common stock repurchases			—			—	—
Dividends and dividend equivalents			—	(74)			(74)
Stock-based compensation			43				43
Restricted stock unit vesting	32	—	(3)			2	(1)
Stock option exercises	1	—	1				1
Balances, June 30, 2019	198,628	$33	$2,763	$16,429	$112	$(7,465)	$11,872
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Six months ended June 30, 2020
Balances, December 31, 2019	198,630	$33	$2,820	$17,483	$156	$(8,455)	$12,037
Net income				2,301			2,301
Impact of adopting ASC 326 - Current expected credit loss standard (CECL)				(2)			(2)
Other comprehensive income					161		161
Common stock repurchases			—			(25)	(25)
Dividends and dividend equivalents			—	(166)			(166)
Stock-based compensation			82				82
Restricted stock unit vesting	—	—	(15)			15	—
Stock option exercises	—	—	11			17	28
Balances, June 30, 2020	198,630	$33	$2,898	$19,616	$317	$(8,448)	$14,416

Six months ended June 30, 2019
Balances, December 31, 2018	198,595	$33	$2,535	$15,072	$(159)	$(7,320)	$10,161
Net income				1,506			1,506
Other comprehensive loss					271		271
Common stock repurchases			150			(160)	(10)
Dividends and dividend equivalents			—	(149)			(149)
Stock-based compensation			76				76
Restricted stock unit vesting	32	—	(3)			3	—
Stock option exercises	1	—	5			12	17
Balances, June 30, 2019	198,628	$33	$2,763	$16,429	$112	$(7,465)	$11,872

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2020	2019
	(in millions)
Cash flows from operating activities
Net income	$2,301	$1,506
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(51)	(5)
Equity in net earnings	(33)	(15)
Stock-based compensation	82	76
Depreciation	252	240
Amortization	43	36
Benefit for deferred income taxes	(3)	(21)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(1,185)	123
Other assets	(2,124)	(548)
Benefits payable	1,976	980
Other liabilities	2,267	(116)
Unearned revenues	19	29
Other	(3)	45
Net cash provided by operating activities	3,541	2,330
Cash flows from investing activities
Acquisitions, net of cash acquired	(709)	—
Purchases of property and equipment	(418)	(296)
Purchases of investment securities	(5,464)	(3,135)
Maturities of investment securities	1,645	894
Proceeds from sales of investment securities	2,084	2,626
Net cash (used in) provided by investing activities	(2,862)	89
Cash flows from financing activities
Receipts from contract deposits, net	389	473
Proceeds from issuance of senior notes, net	1,088	—
Proceeds (repayments) from issuance of commercial paper, net	21	(356)
Proceeds from term loan	1,000	—
Change in book overdraft	85	33
Common stock repurchases	(25)	(10)
Dividends paid	(156)	(142)
Proceeds from stock option exercises and other, net	28	18
Net cash provided by financing activities	2,430	16
Increase in cash and cash equivalents	3,109	2,435
Cash and cash equivalents at beginning of period	4,054	2,343
Cash and cash equivalents at end of period	$7,163	$4,778
Supplemental cash flow disclosures:
Interest payments	$115	$110
Income tax payments, net	$36	$346
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
COVID-19
The temporary deferral of non-essential care resulting from stay-at-home and physical distancing orders and other restrictions on movement and economic activity implemented throughout the country beginning the second half of March 2020 to reduce the spread of the novel coronavirus, or COVID-19 has impacted our business. Hospital admissions and utilization were significantly depressed in April, increased throughout May and June, and remained modestly below normal historical levels at the close of the quarter. The impact of the deferral of non-essential care on our second quarter operating results was partially offset by COVID-19 testing and treatment costs, as well as our ongoing pandemic relief efforts.

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
At June 30, 2020, accounts receivable related to services were $147 million. For the three and six months ended June 30, 2020, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at June 30, 2020.
For the three and six months ended June 30, 2020, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

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
In September 2020, we expect to pay the federal government $1.2 billion for the annual health insurance industry fee attributed to calendar year 2020. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. Each year on January 1, except when suspended, we record a liability for this fee in trade accounts payable and accrued expenses which we carry until the fee is paid. We record a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $286 million and $592 million for the three and six months ended June 30, 2020, respectively, resulting from the amortization of the 2020 annual health insurance industry fee.

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
In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers and reinsurers. The new guidance is effective for us beginning with annual and interim periods in 2022, with earlier adoption permitted, and requires retrospective application to previously issued annual and interim financial statements. The FASB has recently proposed delaying the effective date beginning with annual and interim periods in 2023. We are currently evaluating the impact on our results of operations, financial position and cash flows.

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
During 2020 and 2019, we acquired other health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired in 2020 and 2019 have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2020 and 2019 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2020 and December 31, 2019, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$929	$3	$—	$932
Mortgage-backed securities	3,861	183	(1)	4,043
Tax-exempt municipal securities	1,464	35	(3)	1,496
Commercial mortgage-backed securities	961	44	(4)	1,001
Asset-backed securities	1,186	4	(17)	1,173
Corporate debt securities	4,398	190	(8)	4,580
Total debt securities	$12,799	$459	$(33)	$13,225

December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$353	$1	$—	$354
Mortgage-backed securities	3,628	85	(3)	3,710
Tax-exempt municipal securities	1,433	30	—	1,463
Commercial mortgage-backed securities	786	18	—	804
Asset-backed securities	1,093	3	(3)	1,093
Corporate debt securities	3,867	82	(2)	3,947
Total debt securities	$11,160	$219	$(8)	$11,371
We also held $7 million of equity securities consisting of common stock carried at fair value as of December 31, 2019.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual securities that have been in a continuous unrealized loss position were as follows at June 30, 2020 and December 31, 2019, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$342	$—	$—	$—	$342	$—
Mortgage-backed securities	406	(1)	—	—	406	(1)
Tax-exempt municipal securities	181	(3)	12	—	193	(3)
Commercial mortgage-backed securities	204	(3)	33	(1)	237	(4)
Asset-backed securities	152	(1)	814	(16)	966	(17)
Corporate debt securities	301	(4)	177	(4)	478	(8)
Total debt securities	$1,586	$(12)	$1,036	$(21)	$2,622	$(33)

December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$48	$—	$23	$—	$71	$—
Mortgage-backed securities	315	(1)	204	(2)	519	(3)
Tax-exempt municipal securities	58	—	75	—	133	—
Commercial mortgage-backed securities	118	—	36	—	154	—
Asset-backed securities	20	—	607	(3)	627	(3)
Corporate debt securities	589	(2)	155	—	744	(2)
Total debt securities	$1,148	$(3)	$1,100	$(5)	$2,248	$(8)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at June 30, 2020. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our unrealized losses from all securities were generated from approximately 200 positions out of a total of approximately 1,500 positions at June 30, 2020. All issuers of securities we own that were trading at an unrealized loss at June 30, 2020 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the securities were purchased. At June 30, 2020, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for securities that were in an unrealized loss position at June 30, 2020.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Gross realized gains	$13	$8	$69	$18
Gross realized losses	(11)	(1)	(18)	(13)
Net realized capital gains	$2	$7	$51	$5
There were no material other-than-temporary impairments for the three and six months ended June 30, 2019.
The contractual maturities of debt securities available for sale at June 30, 2020, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,790	$1,795
Due after one year through five years	2,043	2,114
Due after five years through ten years	1,834	1,944
Due after ten years	1,124	1,155
Mortgage and asset-backed securities	6,008	6,217
Total debt securities	$12,799	$13,225

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2020 and December 31, 2019, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2020
Cash equivalents	$6,771	$6,771	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	932	—	932	—
Mortgage-backed securities	4,043	—	4,043	—
Tax-exempt municipal securities	1,496	—	1,496	—
Commercial mortgage-backed securities	1,001	—	1,001	—
Asset-backed securities	1,173	—	1,173	—
Corporate debt securities	4,580	—	4,580	—
Total debt securities	13,225	—	13,225	—
Total invested assets	$19,996	$6,771	$13,225	$—

December 31, 2019
Cash equivalents	$3,660	$3,660	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	354	—	354	—
Mortgage-backed securities	3,710	—	3,710	—
Tax-exempt municipal securities	1,463	—	1,463	—
Commercial mortgage-backed securities	804	—	804	—
Asset-backed securities	1,093	—	1,093	—
Corporate debt securities	3,947	—	3,947	—
Total debt securities	11,371	—	11,371	—
Common stock	7	7	—	—
Total invested assets	$15,038	$3,667	$11,371	$—
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $6,457 million at June 30, 2020 and $5,366 million at December 31, 2019. The fair value of our senior notes debt was $7,609 million at June 30, 2020 and $5,916 million at December 31, 2019. The fair value of our senior note debt is determined based on Level 2 inputs, including

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The term loan outstanding and commercial paper borrowings were $1,325 million as of June 30, 2020. The commercial paper borrowings were $300 million as of December 31, 2019.
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
The put and call options fair values were $116 million and $592 million, respectively, at June 30, 2020, and $28 million and $557 million, respectively, at December 31, 2019. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other (income) expense, net" in our condensed consolidated statements of income.

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

	June 30, 2020	December 31, 2019
Annualized volatility	34.8%	19.8%
Secured credit rate	1.1%	2.2%
NOPAT	12.0%	12.0%
Weighted average cost of capital	10.0%	10.0%
Long term growth rate	3.0%	3.0%

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

Other Assets and Liabilities Measured at Fair Value

As disclosed in Note 3, we acquired Enclara during 2020. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the net tangible liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in this acquisition were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in this acquisition, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2020.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2019 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2020 and December 31, 2019. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	June 30, 2020		December 31, 2019
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$26	$1,010	$5	$585
Trade accounts payable and accrued expenses	(100)	(1,193)	(120)	(356)
Net current (liability) asset	(74)	(183)	(115)	229
Other long-term assets	313	—	6	—
Other long-term liabilities	(149)	—	(61)	—
Net long-term asset (liability)	164	—	(55)	—
Total net asset (liability)	$90	$(183)	$(170)	$229

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2020 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2020	$1,535	$261	$2,132	$3,928
Acquisitions	—	—	515	515
Balance at June 30, 2020	$1,535	$261	$2,647	$4,443

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
        The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2020 and December 31, 2019.

		June 30, 2020			December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.5 years	$849	$534	$315	$646	$496	$150
Trade names and technology	7.0 years	122	86	36	84	84	—
Provider contracts	11.8 years	70	47	23	70	44	26
Noncompetes and other	7.3 years	29	29	—	29	28	1
Total other intangible assets	9.3 years	$1,070	$696	$374	$829	$652	$177
        For the three months ended June 30, 2020 and 2019, amortization expense for other intangible assets was approximately $22 million and $18 million, respectively. For the six months ended June 30, 2020 and 2019, amortization expense for other intangible assets was approximately $43 million and $36 million, respectively. The following table presents our estimate of amortization expense remaining for 2020 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2020	$44
2021	56
2022	53
2023	40
2024	33
2025	33

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, was as follows for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020	2019
	(in millions)
Balances, beginning of period	$6,004	$4,862
Less: Reinsurance recoverables	(68)	(95)
Balances, beginning of period, net	5,936	4,767
Incurred related to:
Current year	30,039	27,086
Prior years	(235)	(275)
Total incurred	29,804	26,811
Paid related to:
Current year	(22,665)	(21,700)
Prior years	(5,098)	(4,108)
Total paid	(27,763)	(25,808)
Reinsurance recoverable	3	72
Balances, end of period	$7,980	$5,842
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
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of June 30, 2020 and 2019, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020	2019
	(in millions)
Balances, beginning of period	$5,363	$4,338
Less: Reinsurance recoverables	(68)	(95)
Balances, beginning of period, net	5,295	4,243
Incurred related to:
Current year	27,921	24,657
Prior years	(205)	(311)
Total incurred	27,716	24,346
Paid related to:
Current year	(21,063)	(19,826)
Prior years	(4,528)	(3,592)
Total paid	(25,591)	(23,418)
Reinsurance recoverable	3	72
Balances, end of period	$7,423	$5,243
At June 30, 2020, benefits payable for our Retail segment included IBNR of approximately $4.4 billion, primarily associated with claims incurred in 2020.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, was as follows for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020	2019
	(in millions)
Balances, beginning of period	$641	$517
Incurred related to:
Current year	2,434	2,693
Prior years	(30)	36
Total incurred	2,404	2,729
Paid related to:
Current year	(1,918)	(2,131)
Prior years	(570)	(516)
Total paid	(2,488)	(2,647)
Balances, end of period	$557	$599
At June 30, 2020, benefits payable for our Group and Specialty segment included IBNR of approximately $490 million, primarily associated with claims incurred in 2020.

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
2020
Net outstanding liabilities	(in millions)
Retail	$7,420
Group and Specialty	557
Benefits payable, net of reinsurance	7,977

Reinsurance recoverable on unpaid claims
Retail	3
Total benefits payable, gross	$7,980

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$1,828	$940	$2,301	$1,506
Weighted average outstanding shares of common stock used to compute basic earnings per common share	132,248	135,063	132,192	135,223
Dilutive effect of:
Employee stock options	89	67	90	98
Restricted stock	686	449	635	449
Shares used to compute diluted earnings per common share	133,023	135,579	132,917	135,770
Basic earnings per common share	$13.83	$6.96	$17.41	$11.14
Diluted earnings per common share	$13.75	$6.94	$17.31	$11.10
Number of antidilutive stock options and restricted stock excluded from computation	130	761	395	732

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2019 and 2020 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2019 payments
12/31/2018	1/25/2019	$0.50	$68
3/29/2019	4/26/2019	$0.55	$74
6/28/2019	7/26/2019	$0.55	$74
9/30/2019	10/25/2019	$0.55	$73
2020 payments
12/31/2019	1/31/2020	$0.55	$73
3/31/2020	4/24/2020	$0.625	$83
6/30/2020	7/31/2020	$0.625	$83

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
Our remaining repurchase authorization was approximately $2 billion of the $3 billion share repurchase program as of August 4, 2020.
In connection with employee stock plans, we acquired 0.08 million common shares for $25 million and 0.03 million common shares for $10 million during the six months ended June 30, 2020 and 2019, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
11. INCOME TAXES
The effective income tax rate was 30.0% and 31.0% for the three and six months ended June 30, 2020, respectively, compared to 24.2% and 24.3% for the three and six months ended June 30, 2019, respectively, primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020.

12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in millions)
Short-term debt:
Commercial paper	$325	$300
Term note	1,000	—
Senior notes:
$400 million, 2.50% due December 15, 2020	399	399
Total short-term debt	$1,724	$699

Long-term debt:
Senior notes:
$600 million, 3.15% due December 1, 2022	$598	$598
$400 million, 2.90% due December 15, 2022	398	397
$600 million, 3.85% due October 1, 2024	597	597
$600 million, 4.50% due April 1, 2025	594	—
$600 million, 3.95% due March 15, 2027	596	595
$500 million, 3.125% due August 15, 2029	495	495
$500 million, 4.875% due April 1, 2030	494	—
$250 million, 8.15% due June 15, 2038	262	262
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	396	396
$500 million, 3.95% due August 15, 2049	493	492
Total long-term debt	$6,058	$4,967
Senior Notes
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid, were approximately $1,088 million as of June 30, 2020. We intend to use the net proceeds for general corporate purposes, which may include the repayment of existing indebtedness.
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
The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 35% as measured in accordance with the credit agreement as of June 30, 2020. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At June 30, 2020, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of June 30, 2020, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2020 was $600 million, with $325 million outstanding at June 30, 2020 compared to $300 million outstanding at December 31, 2019. The outstanding commercial paper at June 30, 2020 had a weighted average annual interest rate of 1%.
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

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the six months ended June 30, 2020, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Medicare products have been renewed for 2021. Our product offerings under those contracts are subject to approval by CMS in the third quarter of 2020.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
At June 30, 2020, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2020, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the six months ended June 30, 2020. In addition to our state-based Temporary Assistance for Needy Families, or

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., in United States District Court, Central District of California, Western Division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On January 29, 2018, the suit was transferred to the United States District Court, Western District of Kentucky, Louisville Division. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and continue to vigorously defend against these allegations since the transfer to the Western District of Kentucky. We have substantially completed discovery with the relator who has pursued the matter on behalf of the United States following its unsealing, and expect the Court to consider our motion for summary judgment.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. Our case had been stayed by the Court, pending resolution of similar cases filed by other insurers. On April 27, 2020, the U.S. Supreme Court ruled that the government is obligated to pay the losses under this risk corridor program, and that Congress did not impliedly repeal the obligation under its appropriations riders. On July 7, 2020, the Court of Federal Claims then issued a judgment for Humana in the amount of $609 million. We are currently pursuing payment of this amount, although the payment timing, processing and receipt remain uncertain. We have not recognized revenue, nor have we recorded a receivable, for any amount due from the federal government for unpaid risk corridor payments as of June 30, 2020. We have fully recognized all liabilities due to the federal government that we have incurred under the risk corridor program, and have paid all amounts due to the federal government as required.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
(Unaudited)
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.0 billion and $3.6 billion for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019 these amounts were $7.4 billion and $6.7 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
expense. The amount of this expense was $31 million for both the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, the amount of this expense was $61 million and $60 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and six months ended June 30, 2020 and 2019:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2020	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$13,005	$—	$—	$—	$13,005
Group Medicare Advantage	1,976	—	—	—	1,976
Medicare stand-alone PDP	731	—	—	—	731
Total Medicare	15,712	—	—	—	15,712
Fully-insured	169	1,208	—	—	1,377
Specialty	—	425	—	—	425
Medicaid and other	1,042	—	—	—	1,042
Total premiums	16,923	1,633	—	—	18,556
Services revenue:
Provider	—	—	105	—	105
ASO and other	6	192	—	—	198
Pharmacy	—	—	147	—	147
Total services revenue	6	192	252	—	450
Total external revenues	16,929	1,825	252	—	19,006
Intersegment revenues
Services	—	6	4,712	(4,718)	—
Products	—	—	1,977	(1,977)	—
Total intersegment revenues	—	6	6,689	(6,695)	—
Investment income	32	4	—	41	77
Total revenues	16,961	1,835	6,941	(6,654)	19,083
Operating expenses:
Benefits	13,251	1,094	—	(170)	14,175
Operating costs	1,638	435	6,603	(6,322)	2,354
Depreciation and amortization	83	19	46	(29)	119
Total operating expenses	14,972	1,548	6,649	(6,521)	16,648
Income (loss) from operations	1,989	287	292	(133)	2,435
Interest expense	—	—	—	76	76
Other income, net	—	—	—	(227)	(227)
Income before income taxes and equity in net earnings	1,989	287	292	18	2,586
Equity in net earnings	—	—	25	—	25
Segment earnings	$1,989	$287	$317	$18	$2,611

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2019	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$10,793	$—	$—	$—	$10,793
Group Medicare Advantage	1,626	—	—	—	1,626
Medicare stand-alone PDP	818	—	—	—	818
Total Medicare	13,237	—	—	—	13,237
Fully-insured	144	1,284	—	—	1,428
Specialty	—	387	—	—	387
Medicaid and other	724	—	—	—	724
Total premiums	14,105	1,671	—	—	15,776
Services revenue:
Provider	—	—	111	—	111
ASO and other	5	193	—	—	198
Pharmacy	—	—	46	—	46
Total services revenue	5	193	157	—	355
Total external revenues	14,110	1,864	157	—	16,131
Intersegment revenues
Services	—	5	4,496	(4,501)	—
Products	—	—	1,733	(1,733)	—
Total intersegment revenues	—	5	6,229	(6,234)	—
Investment income	48	5	1	60	114
Total revenues	14,158	1,874	6,387	(6,174)	16,245
Operating expenses:
Benefits	12,019	1,442	—	(143)	13,318
Operating costs	1,206	406	6,135	(6,044)	1,703
Depreciation and amortization	77	21	40	(29)	109
Total operating expenses	13,302	1,869	6,175	(6,216)	15,130
Income from operations	856	5	212	42	1,115
Interest expense	—	—	—	60	60
Other income, net	—	—	—	(174)	(174)
Income before income taxes and equity in net earnings	856	5	212	156	1,229
Equity in net earnings	—	—	12	—	12
Segment earnings	$856	$5	$224	$156	$1,241

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2020	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$25,799	$—	$—	$—	$25,799
Group Medicare Advantage	3,987	—	—	—	3,987
Medicare stand-alone PDP	1,486	—	—	—	1,486
Total Medicare	31,272	—	—	—	31,272
Fully-insured	332	2,437	—	—	2,769
Specialty	—	854	—	—	854
Medicaid and other	2,023	—	—	—	2,023
Total premiums	33,627	3,291	—	—	36,918
Services revenue:
Provider	—	—	209	—	209
ASO and other	10	387	—	—	397
Pharmacy	—	—	268	—	268
Total services revenue	10	387	477	—	874
Total external revenues	33,637	3,678	477	—	37,792
Intersegment revenues
Services	—	13	9,662	(9,675)	—
Products	—	—	3,887	(3,887)	—
Total intersegment revenues	—	13	13,549	(13,562)	—
Investment income	86	9	—	131	226
Total revenues	33,723	3,700	14,026	(13,431)	38,018
Operating expenses:
Benefits	27,715	2,405	—	(316)	29,804
Operating costs	3,170	864	13,403	(12,966)	4,471
Depreciation and amortization	164	39	89	(58)	234
Total operating expenses	31,049	3,308	13,492	(13,340)	34,509
Income (loss) from operations	2,674	392	534	(91)	3,509
Interest expense	—	—	—	136	136
Other expense, net	—	—	—	70	70
Income before income taxes and equity in net earnings	2,674	392	534	(297)	3,303
Equity in net earnings	—	—	33	—	33
Segment earnings (loss)	$2,674	$392	$567	$(297)	$3,336

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2019	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$21,502	$—	$—	$—	$21,502
Group Medicare Advantage	3,258	—	—	—	3,258
Medicare stand-alone PDP	1,627	—	—	—	1,627
Total Medicare	26,387	—	—	—	26,387
Fully-insured	284	2,595	—	—	2,879
Specialty	—	760	—	—	760
Medicaid and other	1,401	—	—	—	1,401
Total premiums	28,072	3,355	—	—	31,427
Services revenue:
Provider	—	—	231	—	231
ASO and other	10	387	—	—	397
Pharmacy	—	—	82	—	82
Total services revenue	10	387	313	—	710
Total external revenues	28,082	3,742	313	—	32,137
Intersegment revenues
Services	—	9	8,802	(8,811)	—
Products	—	—	3,369	(3,369)	—
Total intersegment revenues	—	9	12,171	(12,180)	—
Investment income	89	10	1	115	215
Total revenues	28,171	3,761	12,485	(12,065)	32,352
Operating expenses:
Benefits	24,346	2,729	—	(264)	26,811
Operating costs	2,354	819	12,023	(11,833)	3,363
Depreciation and amortization	150	43	78	(55)	216
Total operating expenses	26,850	3,591	12,101	(12,152)	30,390
Income from operations	1,321	170	384	87	1,962
Interest expense	—	—	—	122	122
Other income, net	—	—	—	(135)	(135)
Income before income taxes and equity in net earnings	1,321	170	384	100	1,975
Equity in net earnings	—	—	15	—	15
Segment earnings	$1,321	$170	$399	$100	$1,990

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
COVID-19
We have continued to take actions to protect, inform, and care for our members, providers, employees, and other stakeholders associated with the outbreak of the novel coronavirus, or COVID-19. Specifically, we have taken the following actions to support our members:

•waiving all cost sharing for in-network primary care, outpatient behavioral health, and telehealth visits for the remainder of 2020 for our Medicare Advantage members, to reduce financial barriers to members seeking to re-engage with their providers, while continuing to encourage the use of telehealth;

•making it easier for members to be tested for COVID-19 by offering a pilot at-home testing program, as well as collaborating with other providers to deploy drive-thru testing at hundreds of sites throughout the country;

•mailing in-home screening kits to members, to encourage members to seek preventative care that may have been delayed during the pandemic;

•proactively delivering safety kits, including face masks, to members and employee homes to facilitate access to care and support visits to providers safely;

•continuing to extend grace periods for premium payments for our fully-insured commercial group members, to ensure continuity of coverage during times of financial stress; and

•providing a concierge line dedicated to COVID-19 related inquiries.
In addition, we took steps to support our provider partners and boost system viability:
•expanding modifications to certain utilization management processes, to ease administrative stress and make sure providers are able to most efficiently care for their patients; and
•simplifying and expanding claims processing and releasing advanced funding to providers, to get reimbursement payments to providers as quickly as possible and ease financial concerns so that members are able to continue to access the care and information they need.
Finally, we continued to support the communities we serve by donating $200 million ($150 million during the second quarter of 2020) to the Humana Foundation to address social determinants of health in an effort to promote more health days and encourage greater health equity.
The temporary deferral of non-essential care resulting from stay-at-home and physical distancing orders and other restrictions on movement and economic activity implemented throughout the country beginning the second half of March 2020 to reduce the spread of COVID-19 has impacted our business. Hospital admissions and utilization were significantly depressed in April, increased throughout May and June, and remained modestly below normal historical levels at the close of the quarter. The impact of the deferral of non-essential care on our second quarter operating results was partially offset by COVID-19 testing and treatment costs, as well as our ongoing pandemic relief efforts.

We significantly increased our liquidity position during March 2020 with the issuance of $1.1 billion in senior notes and a $1 billion draw under the prior one-year term loan bank commitment. At June 30, 2020, we held $2.5 billion of cash and short-term investments at our parent company and access to an additional $2.0 billion under our credit agreement.
For the remainder of 2020, we expect our second quarter 2020 performance will be offset as demand for previously deferred non-essential care normalizes, combined with the financial impact of our ongoing relief efforts to ease the burden of the pandemic for our constituents. A number of significant variables and uncertainties will impact these trends including, among others, the severity and duration of the pandemic, continued actions taken to mitigate the spread of COVID-19 and in turn, relax those restrictions, the timing and degree in resumption of demand for deferred health care services, the ability of our commercial members to pay their premium, the nature and level of diagnostic testing, the cost and timing of new therapeutic treatments and vaccines, all of which are difficult to predict. As such, our response to this global health crisis and the subsequent recovery will continue to evolve over the coming months to support the needs of our stakeholders.

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
2020 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2020, approximately 2,552,300 members, or 66%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,272,300 members, or 65%, at June 30, 2019. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 901,000 at June 30, 2020, an increase of 5.6% from 853,600 at June 30, 2019. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is driven by our improved process for identifying and enrolling members in the appropriate program at the right time, coupled with growth in Special Needs Plans, or SNP, membership.
•Net income was $1.8 billion, or $13.75 per diluted common share, in the 2020 quarter compared to $940 million, or $6.94 per diluted common share, in the 2019 quarter and was $2.3 billion, or $17.31 per diluted common share, in the 2020 period compared to $1.5 billion, or $11.10 per diluted common share, in the 2019 period. The comparisons were significantly impacted by the put/call valuation adjustments associated with certain equity method investments which increased earnings $227 million in the 2020 quarter compared to $174 million in the 2019 quarter. The put/call valuation reduced earnings $70 million in the 2020 period, but increased earnings $135 million in the 2019 period. Excluding the impact of the put/call valuation adjustments, the favorable comparison was driven by the temporary deferral of non-essential care amid the COVID-19 pandemic. The temporary reduction in utilization was partially offset by COVID-19 testing and treatment costs along with our ongoing pandemic relief efforts, including the waiver of all cost sharing for in-network primary care, outpatient behavioral health, and telehealth visits for our Medicare Advantage members. These changes were also favorably impacted by a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases completed during 2019, partially offset by a higher tax rate resulting from the return of the non-deductible health insurance industry fee in 2020.
•Contributing to our Retail segment revenue growth was our individual Medicare Advantage membership, which increased 392,700 members, or 11.3%, from June 30, 2019 to June 30, 2020.
•Our operating cash flows for the 2020 period increased from the 2019 period due to higher income from operations and the timing of working capital items, primarily related to benefits payable, including higher provider surplus accruals from our risk sharing arrangements, and the delayed payment of estimated second quarter of 2020 federal income taxes until the third quarter of 2020 in accordance with the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. These favorable working capital items were partially offset by the timing of the mid-year Medicare risk adjustment premium revenue collections that were received in July 2020 versus the the second quarter in 2019.

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

Comparison of Results of Operations for 2020 and 2019
The following discussion primarily deals with our results of operations for the three months ended June 30, 2020, or the 2020 quarter, and the three months ended June 30, 2019, or the 2019 quarter, the six months ended June 30, 2020, or the 2020 period, and the six months ended June 30, 2019, or the 2019 period.
Consolidated

	For the three months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$16,923	$14,105	$2,818	20.0%
Group and Specialty	1,633	1,671	(38)	(2.3)%
Total premiums	18,556	15,776	2,780	17.6%
Services:
Retail	6	5	1	20.0%
Group and Specialty	192	193	(1)	(0.5)%
Healthcare Services	252	157	95	60.5%
Total services	450	355	95	26.8%
Investment income	77	114	(37)	(32.5)%
Total revenues	19,083	16,245	2,838	17.5%
Operating expenses:
Benefits	14,175	13,318	857	6.4%
Operating costs	2,354	1,703	651	38.2%
Depreciation and amortization	119	109	10	9.2%
Total operating expenses	16,648	15,130	1,518	10.0%
Income from operations	2,435	1,115	1,320	118.4%
Interest expense	76	60	16	26.7%
Other income, net	(227)	(174)	(53)	30.5%
Income before income taxes and equity in net earnings	2,586	1,229	1,357	110.4%
Provision for income taxes	783	301	482	160.1%
Equity in net earnings	25	12	13	108.3%
Net income	$1,828	$940	$888	94.5%
Diluted earnings per common share	$13.75	$6.94	$6.81	98.1%
Benefit ratio (a)	76.4%	84.4%		(8.0)%
Operating cost ratio (b)	12.4%	10.6%		1.8%
Effective tax rate	30.0%	24.2%		5.8%

	For the six months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$33,627	$28,072	$5,555	19.8%
Group and Specialty	3,291	3,355	(64)	(1.9)%
Total premiums	36,918	31,427	5,491	17.5%
Services:
Retail	10	10	—	—%
Group and Specialty	387	387	—	—%
Healthcare Services	477	313	164	52.4%
Total services	874	710	164	23.1%
Investment income	226	215	11	5.1%
Total revenues	38,018	32,352	5,666	17.5%
Operating expenses:
Benefits	29,804	26,811	2,993	11.2%
Operating costs	4,471	3,363	1,108	32.9%
Depreciation and amortization	234	216	18	8.3%
Total operating expenses	34,509	30,390	4,119	13.6%
Income from operations	3,509	1,962	1,547	78.8%
Interest expense	136	122	14	11.5%
Other expense (income), net	70	(135)	205	(151.9)%
Income before income taxes and equity in net earnings	3,303	1,975	1,328	67.2%
Provision for income taxes	1,035	484	551	113.8%
Equity in net earnings	33	15	18	120.0%
Net income	$2,301	$1,506	$795	52.8%
Diluted earnings per common share	$17.31	$11.10	$6.21	55.9%
Benefit ratio (a)	80.7%	85.3%		(4.6)%
Operating cost ratio (b)	11.8%	10.5%		1.3%
Effective tax rate	31.0%	24.3%		6.7%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Summary
Net income was $1.8 billion, or $13.75 per diluted common share, in the 2020 quarter compared to $940 million, or $6.94 per diluted common share, in the 2019 quarter and was $2.3 billion, or $17.31 per diluted common share, in the 2020 period compared to $1.5 billion, or $11.10 per diluted common share, in the 2019 period. The comparisons were significantly impacted by the put/call valuation adjustments associated with certain equity method investments which increased earnings $227 million in the 2020 quarter compared to $174 million in the 2019 quarter. The put/call valuation adjustment reduced earnings $70 million in the 2020 period, but increased earnings $135 million in the 2019 period. Excluding the impact of the put/call valuation adjustments, the favorable comparison was driven by the result of the previously discussed impact of the temporary deferral of non-essential care amid the COVID-19 pandemic. The temporary reduction in utilization was partially offset by COVID-19 testing and treatment costs along with our ongoing pandemic relief efforts, including the waiver of all cost sharing for in-network primary care, outpatient behavioral health, and telehealth visits for our Medicare Advantage members. These changes were also favorably impacted by a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases completed during 2019, partially offset by a higher tax rate resulting from the return of the non-deductible health insurance industry fee in 2020.
Premiums Revenue
Consolidated premiums increased $2.8 billion, or 17.6%, from $15.8 billion in the 2019 quarter to $18.6 billion in the 2020 quarter and increased $5.5 billion, or 17.5%, from $31.4 billion in the 2019 period to $36.9 billion in the 2020 period. These increases were primarily due to higher premiums in the Retail segment, mainly resulting from Medicare Advantage and state-based contracts membership growth and higher per member Medicare Advantage premiums, partially offset by the impact of declining stand-alone PDP membership as more fully described in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue increased $95 million, or 26.8%, from $355 million in the 2019 quarter to $450 million in the 2020 quarter and increased $164 million, or 23.1%, from $710 million in the 2019 period to $874 million in the 2020 period. These increases were primarily due to an increase in services revenue in the Healthcare Services segment associated with higher external pharmacy revenues resulting from the Enclara acquisition in the first quarter of 2020.
Investment Income
Investment income decreased $37 million, or 32.5%, from $114 million in the 2019 quarter to $77 million in the 2020 quarter primarily due to lower interest rates and lower realized gains, partially offset by higher average invested balances. Investment income increased $11 million, or 5.1%, from $215 million in the 2019 period to $226 million in the 2020 period primarily due to higher realized capital gains and higher average invested balances, partially offset by lower interest rates.
Benefits Expense
Consolidated benefits expense increased $857 million, or 6.4%, from $13.3 billion in the 2019 quarter to $14.2 billion in the 2020 quarter and increased $3.0 billion, or 11.2%, from $26.8 billion in the 2019 period to $29.8 billion in the 2020 period. The consolidated benefit ratio decreased 800 basis points from 84.4% for the 2019 quarter to 76.4% for the 2020 quarter and decreased 460 basis points from 85.3% for the 2019 period to 80.7% for the 2020 period. These benefit ratio decreases were primarily due to the previously discussed impact of the temporary deferral of non-essential care amid the COVID-19 pandemic. The temporary reduction in utilization was partially offset by COVID-19 testing and treatment costs along with our ongoing pandemic relief efforts. These relief efforts include the waiver of all cost sharing for in-network primary care, outpatient behavioral health, and telehealth visits for our Medicare Advantage members, delivery of approximately 840,000 meals to senior members in need through the 2020 period, and establishing a clinical outreach team to proactively engage with our most vulnerable members.

The benefit ratio was further impacted by the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products.
We experienced negative prior-period development for the 2020 quarter as a result of the suspension of certain financial recovery programs for a period of time in the quarter. The suspension was intended to provide financial and administrative relief for providers facing unprecedented strain during the COVID-19 pandemic. We anticipate that we will recover some of the amounts associated with the temporary suspension in the latter half of 2020 and 2021. The unfavorable prior-period medical claims reserve development increased the consolidated benefit ratio by approximately 30 basis points in the 2020 quarter, whereas the favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 10 basis points in the 2019 quarter. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 60 basis points in the 2020 period versus approximately 90 basis points in the 2019 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $651 million, or 38.2%, from $1.7 billion in the 2019 quarter to $2.4 billion in the 2020 quarter and increased $1.1 billion, or 32.9% from $3.4 billion in the 2019 period to $4.5 billion in the 2020 period.
The consolidated operating cost ratio increased 180 basis points from 10.6% for the 2019 quarter to 12.4% for the 2020 quarter and increased 130 basis points from 10.5% for the 2019 period to 11.8% for the 2020 period. These increases were primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020, and a $200 million contribution, of which $50 million was contributed in the first quarter 2020, to the Humana Foundation to support the communities served by us, particularly those with social and health disparities. These increases were also driven by COVID-19 related costs, including those associated with personal protective equipment, member response efforts, and the build-out of infrastructure necessary to support employees working remotely. These increases were partially offset by scale efficiencies associated with growth in our Medicare Advantage membership and significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives. The non-deductible health insurance industry fee impacted the operating cost ratio by 150 basis points in the 2020 quarter, and 160 basis points in the 2020 period.
Depreciation and Amortization
Depreciation and amortization increased $10 million, or 9.2%, from $109 million in the 2019 quarter to $119 million in the 2020 quarter and increased $18 million, or 8.3%, from $216 million in the 2019 period to $234 million in the 2020 period.
Interest Expense
Interest expense increased $16 million, or 26.7%, from $60 million in the 2019 quarter to $76 million in the 2020 quarter and increased $14 million, or 11.5%, from $122 million in the 2019 period to $136 million in the 2020 period.
Income Taxes
The effective income tax rate was 30.0% and 31.0% for the three and six months ended June 30, 2020, respectively, compared to 24.2% and 24.3% for the three and six months ended June 30, 2019, respectively. These increases were primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020.

Retail Segment

	June 30,		Change
	2020	2019	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,877,200	3,484,500	392,700	11.3%
Group Medicare Advantage	608,300	519,100	89,200	17.2%
Medicare stand-alone PDP	3,888,400	4,400,500	(512,100)	(11.6)%
Total Retail Medicare	8,373,900	8,404,100	(30,200)	(0.4)%
State-based Medicaid	689,200	465,200	224,000	48.2%
Medicare Supplement	324,600	276,000	48,600	17.6%
Total Retail medical members	9,387,700	9,145,300	242,400	2.7%

	For the three months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$13,005	$10,793	$2,212	20.5%
Group Medicare Advantage	1,976	1,626	350	21.5%
Medicare stand-alone PDP	731	818	(87)	(10.6)%
Total Retail Medicare	15,712	13,237	2,475	18.7%
State-based Medicaid	1,042	724	318	43.9%
Medicare Supplement	169	144	25	17.4%
Total premiums	16,923	14,105	2,818	20.0%
Services	6	5	1	20.0%
Total premiums and services revenue	$16,929	$14,110	$2,819	20.0%
Segment earnings	$1,989	$856	$1,133	132.4%
Benefit ratio	78.3%	85.2%		(6.9)%
Operating cost ratio	9.7%	8.5%		1.2%

	For the six months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$25,799	$21,502	$4,297	20.0%
Group Medicare Advantage	3,987	3,258	729	22.4%
Medicare stand-alone PDP	1,486	1,627	(141)	(8.7)%
Total Retail Medicare	31,272	26,387	4,885	18.5%
State-based Medicaid	2,023	1,401	622	44.4%
Medicare Supplement	332	284	48	16.9%
Total premiums	33,627	28,072	5,555	19.8%
Services	10	10	—	—%
Total premiums and services revenue	$33,637	$28,082	$5,555	19.8%
Segment earnings	$2,674	$1,321	$1,353	102.4%
Benefit ratio	82.4%	86.7%		(4.3)%
Operating cost ratio	9.4%	8.4%		1.0%

Segment Earnings
•Retail segment earnings increased $1.1 billion, or 132.4%, from $856 million in the 2019 quarter to $2.0 billion in the 2020 quarter and increased $1.4 billion, or 102.4%, from $1.3 billion in the 2019 period to $2.7 billion in the 2020 period. These increases were primarily due to a lower benefit ratio, partially offset by a higher operating cost ratio as more fully described below.
Enrollment
•Individual Medicare Advantage membership increased 392,700 members, or 11.3%, from June 30, 2019 to June 30, 2020, primarily due to membership additions associated with the most recent Annual Election Period, or AEP, and Open Election Period, or OEP, for Medicare beneficiaries. The OEP sales period, which ran from January 1 to March 31, 2020 added approximately 30,000 members. Since the conclusion of the 2020 OEP, enrollment continued to increase due to special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, members. Individual Medicare Advantage membership includes 365,300 D-SNP members as of June 30, 2020, a net increase of 101,100, or 38%, from 264,200 as of June 30, 2019.
•Group Medicare Advantage membership increased 89,200, or 17.2%, from June 30, 2019 to June 30, 2020, primarily due to the addition of a large account in January 2020, along with net membership additions associated with the most recent AEP for Medicare beneficiaries.
•Medicare stand-alone PDP membership decreased 512,100 members, or 11.6%, from June 30, 2019 to June 30, 2020 primarily reflecting net declines during the most recent AEP for Medicare beneficiaries. The anticipated decline was primarily the result of terminations driven by premium and benefit adjustments experienced by members that were previously enrolled in our 2019 Humana Walmart Rx plan and the 2019 Humana Enhanced plan, which were consolidated into the Premier Rx plan in 2020. The expected PDP losses were partially offset by growth in the new low-price Humana Walmart Value Rx plan, driven by both new sales and plan to plan changes.
•State-based Medicaid membership increased 224,000 members, or 48.2%, from June 30, 2019 to June 30, 2020. This increase primarily reflects the impact of discontinuing the reinsurance agreement with CareSource and the assumption of full financial risk for the existing Kentucky Medicaid contract as of

January 1, 2020, as well as additional enrollment, particularly in Florida, resulting from the current economic downturn driven by the COVID-19 pandemic.
Premiums Revenue
•Retail segment premiums increased $2.8 billion, or 20.0%, from $14.1 billion in the 2019 quarter to $16.9 billion in the 2020 quarter and increased $5.6 billion, or 19.8%, from $28.1 billion in the 2019 period to $33.6 billion in the 2020 period. These increases primarily reflect higher premiums as a result of Medicare Advantage and state-based contracts membership growth and higher per member Medicare Advantage premiums. These favorable items were partially offset by the decline in membership in our stand-alone PDP offerings.
Benefits Expense
•The Retail segment benefit ratio decreased 690 basis points from 85.2% for the 2019 quarter to 78.3% for the 2020 quarter and decreased 430 basis points from 86.7% for the 2019 period to 82.4% for the 2020 period. These decreases were primarily due to the impact of the temporary deferral of non-essential care amid the COVID-19 pandemic. The temporary reduction in utilization was partially offset by COVID-19 testing and treatment costs along with our ongoing pandemic relief efforts. These relief efforts include the waiver of all cost sharing for in-network primary care, outpatient behavioral health, and telehealth visits for our Medicare Advantage members, delivery of meals to senior members in need, and establishing a clinical outreach team to proactively engage with our most vulnerable members. These decreases were further driven by the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products.
•The Retail segment's benefits expense for the 2020 quarter included $33 million in unfavorable prior-period medical claims reserve development versus $28 million in favorable prior-period medical claims reserve development in the 2019 quarter. For the 2020 period, the Retail segment’s benefit expense includes the beneficial effect of $205 million in favorable prior-period reserve development versus $311 million in the 2019 period. Prior-period medical claims reserve development increased the Retail segment benefit ratio by approximately 20 basis points in the 2020 quarter, but decreased the benefit ratio by approximately 20 basis points in the 2019 quarter. Favorable prior-period reserve development decreased the Retail segment benefit ratio by approximately 60 basis points in the 2020 period versus approximately 110 basis points in the 2019 period.
•We experienced negative prior-period medical claims reserve development for the 2020 quarter as a result of the suspension of certain financial recovery programs for a period of time in the quarter. The suspension was intended to provide financial and administrative relief for providers facing unprecedented strain during the COVID-19 pandemic. We anticipate that we will recover some of the amounts associated with the temporary suspension in the latter half of 2020 and in 2021.
Operating Costs
•The Retail segment operating cost ratio increased 120 basis points from 8.5% for the 2019 quarter to 9.7% for the 2020 quarter and increased 100 basis points from 8.4% for the 2019 period to 9.4% for the 2020 period. These increases were primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020 and COVID-19 related costs as previously discussed, partially offset by scale efficiencies associated with growth in our Medicare Advantage membership and significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 quarter and period.

Group and Specialty Segment

	June 30,		Change
	2020	2019	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	820,800	942,500	(121,700)	(12.9)%
ASO	506,200	496,000	10,200	2.1%
Military services	6,033,300	5,971,400	61,900	1.0%
Total group medical members	7,360,300	7,409,900	(49,600)	(0.7)%
Specialty membership (a)	5,344,900	5,860,000	(515,100)	(8.8)%
(a)Specialty products include dental, vision, and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,208	$1,284	$(76)	(5.9)%
Group specialty	425	387	38	9.8%
Total premiums	1,633	1,671	(38)	(2.3)%
Services	192	193	(1)	(0.5)%
Total premiums and services revenue	$1,825	$1,864	$(39)	(2.1)%
Segment earnings	$287	$5	$282	5640.0%
Benefit ratio	67.0%	86.3%		(19.3)%
Operating cost ratio	23.8%	21.7%		2.1%

	For the six months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,437	$2,595	$(158)	(6.1)%
Group specialty	854	760	94	12.4%
Total premiums	3,291	3,355	(64)	(1.9)%
Services	387	387	—	—%
Total premiums and services revenue	$3,678	$3,742	$(64)	(1.7)%
Segment earnings	$392	$170	$222	130.6%
Benefit ratio	73.1%	81.3%		(8.2)%
Operating cost ratio	23.4%	21.8%		1.6%

Segment Earnings
•Group and Specialty segment earnings increased $282 million, from $5 million in the 2019 quarter to $287 million in the 2020 quarter and increased $222 million, or 130.6%, from $170 million in the 2019 period to $392 million in the 2020 period. These increases were primarily due to a lower benefit ratio, partially offset by a higher operating cost ratio as more fully described below.
Enrollment
•Fully-insured commercial group medical membership decreased 121,700 members, or 12.9%, from June 30, 2019 to June 30, 2020. These anticipated declines primarily reflect lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products, as well as the loss of certain large group accounts due to disciplined pricing in the competitive environment. Additionally, the declines in membership were modestly impacted by the current economic downturn driven by the COVID-19 pandemic resulting in higher unemployment rates and loss of coverage for fully-insured commercial group members. The portion of group fully-insured commercial medical membership in small group accounts was approximately 57% at June 30, 2020 and 61% at June 30, 2019.
•Group ASO commercial medical membership increased 10,200 members, or 2.1%, from June 30, 2019 to June 30, 2020 reflecting more small group accounts selecting level-funded ASO products partially offset by the loss of certain large group accounts due to continued discipline in pricing of services for self-funded accounts amid a highly competitive environment and the modest impact from the current economic downturn driven by the COVID_19 pandemic as previously discussed. Small group membership comprised 45% of group ASO medical membership at June 30, 2020 versus 37% at June 30, 2019.
•Military services membership increased 61,900 members, or 1.0%, from June 30, 2019 to June 30, 2020. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 515,100 members, or 8.8%, from June 30, 2019 to June 30, 2020 primarily due the loss of certain group accounts, including one jumbo account, offering stand-alone dental and vision products, as well as a modest impact from the current economic downturn driven by the COVID-19 pandemic as previously discussed.
Premiums Revenue
•Group and Specialty segment premiums decreased $38 million, or 2.3%, from $1.7 billion in the 2019 quarter to $1.6 billion in the 2020 quarter and decreased $64 million, or 1.9%, from $3.4 billion in the 2019 period to $3.3 billion in the 2020 period. These decreases were primarily due to the decline in our fully-insured group commercial membership, partially offset by higher stop-loss revenues related to our level-funded ASO accounts resulting from membership growth in this product and higher per member premiums across the fully-insured commercial business.
Services Revenue
•Group and Specialty segment services revenue decreased $1 million, or 0.5%, from $193 million in the 2019 quarter to $192 million in the 2020 quarter and was unchanged at $387 million in the 2020 period from the 2019 period.
Benefits Expense
•The Group and Specialty segment benefit ratio decreased 1,930 basis points from 86.3% in the 2019 quarter to 67.0% in the 2020 quarter and decreased 820 basis points from 81.3% in the 2019 period to 73.1% in the 2020 period. These decreases were primarily the result of the previously discussed impact of the temporary deferral of non-essential care amid the COVID-19 pandemic. The temporary reduction in utilization was partially offset by COVID-19 testing and treatment costs along with our ongoing pandemic relief efforts.

These decreases were further impacted by the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products.
•The Group and Specialty segment's benefits expense included $16 million in unfavorable prior-period medical claims reserve development in the 2020 quarter versus $20 million in the 2019 quarter. This unfavorable prior-period medical claims reserve development increased the Group and Specialty segment benefit ratio by approximately 100 basis points in the 2020 quarter and by approximately 120 basis points in the 2019 quarter. The Group and Specialty segment's benefits expense included the effect of a favorable prior-period medical claims reserve development of $30 million in the 2020 period versus an unfavorable prior-period medical claims reserve development of $36 million in the 2019 period. The favorable prior-period medical claims reserve development for the 2020 period decreased the Group and Specialty segment benefit ratio by approximately 90 basis points and the unfavorable development for the 2019 period increased the Group and Specialty segment benefit ratio 110 basis points.
•We experienced negative prior-period medical claims reserve development for the 2020 quarter as a result of the suspension of certain financial recovery programs for a period of time in the quarter. The suspension was intended to provide financial and administrative relief for providers facing unprecedented strain during the COVID-19 pandemic. We anticipate that we will recover some of the amounts associated with the temporary suspension in the latter half of 2020 and in 2021.
Operating Costs
•The Group and Specialty segment operating cost ratio increased 210 basis points from 21.7% for the 2019 quarter to 23.8% for the 2020 quarter and increased 160 basis points from 21.8% for the 2019 period to 23.4% for the 2020 period. These increases were primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020, and COVID-19 related costs as previously discussed. These increases were partially offset by significant operating cost efficiencies driven by previously disclosed productivity initiatives. The non-deductible health insurance industry fee impacted the operating cost ratio by 130 basis points in the 2020 quarter and period.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$79	$82	$(3)	(3.7)%
Pharmacy solutions	147	45	102	226.7%
Clinical care services	26	30	(4)	(13.3)%
Total services revenues	252	157	95	60.5%
Intersegment revenues:
Pharmacy solutions	5,977	5,465	512	9.4%
Provider services	575	602	(27)	(4.5)%
Clinical care services	137	162	(25)	(15.4)%
Total intersegment revenues	6,689	6,229	460	7.4%
Total services and intersegment revenues	$6,941	$6,386	$555	8.7%
Segment earnings	$317	$224	$93	41.5%
Operating cost ratio	95.1%	96.1%		(1.0)%

	For the six months ended June 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Revenues:
Services:
Pharmacy solutions	$268	$81	$187	230.9%
Provider services	155	161	(6)	(3.7)%
Clinical care services	54	71	(17)	(23.9)%
Total services revenues	477	313	164	52.4%
Intersegment revenues:
Pharmacy solutions	12,117	10,662	1,455	13.6%
Provider services	1,151	1,201	(50)	(4.2)%
Clinical care services	281	308	(27)	(8.8)%
Total intersegment revenues	13,549	12,171	1,378	11.3%
Total services and intersegment revenues	$14,026	$12,484	$1,542	12.4%
Segment earnings	$567	$399	$168	42.1%
Operating cost ratio	95.6%	96.3%		(0.7)%

Segment Earnings
•Healthcare Services segment earnings increased $93 million, or 41.5%, from $224 million in the 2019 quarter to $317 million in the 2020 quarter and increased $168 million, or 42.1%, from $399 million in the 2019 period to $567 million in the 2020 period. These increases were primarily due to higher earnings from our pharmacy operations, as well as operational improvements and reduced utilization resulting from COVID-19 in our provider services business.
Script Volume
•Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 116 million in the 2020 quarter, up 2.7%, versus scripts of approximately 113 million in the 2019 quarter. For the 2020 period, script volumes increased to approximately 236 million, up 5.8%, versus scripts of approximately 223 million in the 2019 period. These increases were primarily due to the growth associated with higher individual Medicare Advantage and state-based contracts membership along with the impact of early prescription refills as members prepared for extended supply needs in response to COVID-19. These increases were partially offset by the decline in stand-alone PDP membership.
Services Revenues
•Services revenues increased $95 million, or 60.5%, from $157 million in the 2019 quarter to $252 million in the 2020 quarter and increased $164 million, or 52.4%, from $313 million in the 2019 period to $477 million in the 2020 period. These increases were primarily due to the additional pharmacy revenues associated with the acquisition of Enclara in the 2020 period.
Intersegment Revenues
•Intersegment revenues increased $460 million, or 7.4%, from $6.2 billion in the 2019 quarter to $6.7 billion in the 2020 quarter and increased $1.4 billion, or 11.3%, from $12.2 billion in the 2019 period to $13.5 billion in the 2020 period. These increases were primarily due to strong Medicare Advantage membership growth and an increase in pharmacy revenues as a result of members being allowed early prescription refills to permit them to prepare for extended supply needs in response to COVID-19, along with a modest shift by members to 90-day mail supply. These increases were partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP membership.
Operating Costs
•The Healthcare Services segment operating cost ratio decreased 100 basis points from 96.1% for the 2019 quarter to 95.1% for the 2020 quarter and decreased 70 basis points from 96.3% for the 2019 period to 95.6% for the 2020 period. These decreases were primarily the result of operational improvements and reduced utilization resulting from COVID-19 in our provider services business, as well as significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives. These improvements were partially offset by COVID-19 administrative related costs, including expenses associated with additional safety measures taken for our pharmacy, provider, and clinical teams who have continued to provide services to members during the pandemic.

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
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2019 Form 10-K and Item 1A of Part II of this document.
Cash and cash equivalents increased to approximately $7.2 billion at June 30, 2020 from $4.1 billion at December 31, 2019. The change in cash and cash equivalents for the six months ended June 30, 2020 and 2019 is summarized as follows:

	Six Months Ended
	2020	2019
	(in millions)
Net cash provided by operating activities	$3,541	$2,330
Net cash (used in) provided by investing activities	(2,862)	89
Net cash provided by financing activities	2,430	16
Increase in cash and cash equivalents	$3,109	$2,435
Cash Flow from Operating Activities
Our operating cash flows for the 2020 period increased from the 2019 period due to higher income from operations and the timing of working capital items, primarily related to benefits payable, including higher provider surplus accruals from our risk sharing arrangements, and the delayed payment of estimated second quarter of 2020 federal income taxes until the third quarter of 2020 in accordance with the CARES Act. These favorable working capital items were partially offset by the timing of the mid-year Medicare risk adjustment premium revenue collections that were received in July 2020 versus the the second quarter in 2019.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019	2020 Period Change	2019 Period Change
	(in millions)
IBNR (1)	$4,848	$4,150	$698	$327
Reported claims in process (2)	959	628	331	307
Other benefits payable (3)	2,173	1,226	947	346
Total benefits payable	$7,980	$6,004	$1,976	$980
(1)IBNR represents an estimate of benefits payable for claims incurred but not reported (IBNR) at the balance sheet date and includes unprocessed claim inventories. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received and processed (i.e. a shorter time span results in a lower IBNR). IBNR includes unprocessed claims inventories.

(2)Reported claims in process represents the estimated valuation of processed claims that are in the post claim adjudication process, which consists of administrative functions such as audit and check batching and handling, as well as amounts owed to our pharmacy benefit administrator which fluctuate due to bi-weekly payments and the month-end cutoff.
(3)Other benefits payable primarily include amounts owed to providers under capitated and risk sharing arrangements.
The increase in benefits payable from December 31, 2019 to June 30, 2020 was primarily due to an increase in amounts owed to providers under the capitated and risk sharing arrangements which were affected by the response to COVID-19 and resulting deferral of care impact on medical claims reserves. In addition, the increases in benefits payable from December 31, 2019 to June 30, 2020 and from December 31, 2018 to June 30, 2019 were due to an increase in IBNR primarily as a result of Medicare Advantage membership growth and an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff.
The detail of total net receivables was as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019	2020 Period Change	2019 Period Change
	(in millions)
Medicare	$2,014	$835	$1,179	$(139)
Commercial and other	175	162	13	19
Military services	137	128	9	3
Allowance for doubtful accounts	(88)	(69)	(19)	6
Total net receivables	$2,238	$1,056	$1,182	$(111)
Reconciliation to cash flow statement:
Receivables from disposition (acquisition) of business			3	(12)
Change in receivables per cash flow statement resulting in cash from operations			$1,185	$(123)
The changes in Medicare receivables for the 2020 period reflects only the final settlement with CMS, whereas the 2019 period reflects both the mid-year and final settlements with CMS. We received the 2020 mid-year settlement in July 2020. The changes in Medicare receivables for both the 2020 period and the 2019 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
In the first quarter of 2020, we acquired privately held Enclara for cash consideration of approximately $709 million, net of cash received as discussed in Note 3 to the condensed consolidated financial statements.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $418 million in the 2020 period and $296 million in the 2019 period.

Net purchases of investment securities in the 2020 period were $1.7 billion as compared to net proceeds from investment securities sales and maturities of $385 million in the 2019 period.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $412 million in the 2020 period and $539 million in the 2019 period.
Under our administrative services only TRICARE contracts, health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $23 million in the 2020 period and $66 million in the 2019 period.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of June 30, 2020 were $1,088 million.
In March 2020, we drew $1 billion on our existing term loan commitment.
We acquired common shares in connection with employee stock plans for an aggregate cost of $25 million in the 2020 period and $10 million in the 2019 period.
Net proceeds from the issuance of commercial paper were $21 million in the 2020 period and net repayments from the issuance of commercial paper were $356 million in the 2019 period. The maximum principal amount outstanding at any one time during the 2020 period was $600 million.
We paid dividends to stockholders of $156 million during the 2020 period and $142 million during the 2019 period.

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
Acquisitions and Divestitures
During the 2020 period, we completed the acquisition of privately held Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $709 million, net of cash received. For a detailed discussion of this transaction, please refer to Note 3 to the condensed consolidated financial statements.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2020 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $2.5 billion at June 30, 2020 compared to $1.4 billion at December 31, 2019. This increase primarily was due to the net proceeds from the issuance of senior notes, proceeds from a term loan, and commercial paper issuance. The increase was further impacted by regulated subsidiary dividends and non-regulated subsidiary earnings in our Healthcare Services segment. These increases were partially offset by the Enclara acquisition, capital expenditures, cash dividends to shareholders, and other working capital changes. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2020, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $7.7 billion, which exceeded aggregate minimum regulatory requirements of $6.3 billion. The amount of dividends paid to our parent company was approximately $360 million during the six months ended June 30, 2020 compared to $1.2 billion during the six months ended June 30, 2019. Actual dividends paid may vary year over year due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at June 30, 2020. Our net unrealized position increased $215 million from a net unrealized gain position of $211 million at December 31, 2019 to a net unrealized gain position of $426 million at June 30, 2020. At June 30, 2020, we had gross unrealized losses of $33 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the six months ended June 30, 2020. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2 years as of June 30, 2020 and approximately 2.5 years as of December 31, 2019. The decline in the average duration is reflective of the increased holdings of cash and cash equivalents, along with other portfolio management activities. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $398 million at June 30, 2020.

Item 4. Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2020.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 27 of this Form 10-Q.

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

Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, increasing the potential for harm for our members. If the spread of COVID-19 is not contained, the premiums we charge may prove to be insufficient to cover the cost of health care services delivered to our members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs. Over time, we may also experience increased costs or decreased revenues if, as a result of our members being unable to see their providers due to actions taken to mitigate the spread of COVID-19, we are unable to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles. In addition, we are offering our members expanded benefit coverage, such as providing full coverage for COVID-19 diagnostic testing and treatment, certain additional coverages have been mandated by governmental action and we are taking actions designed to help provide financial and administrative relief for the health care provider community. Such measures and any further steps taken by us, or governmental action, to continue to respond to and to address the ongoing impact of COVID-19, including further expansion or modification of the services delivered to our members, the adoption or modification or regulatory requirements associated with those services and the costs and challenges associated with ensuring timely compliance with such requirements, further relief for the health care provider community, or in connection with the relaxation of stay-at-home and physical distancing orders and other restrictions on movement and economic activity, including the potential for widespread testing as a component of lifting these measures, could adversely impact our profitability.
The spread and impact of COVID-19, or actions taken to mitigate this spread, could have material and adverse effects on our ability to operate effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in public and private infrastructure, including communications, availability of in-person sales and marketing channels, financial services and supply chains, could materially and adversely disrupt our normal business operations. We have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, as have a number of our third-party service providers, which may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties. The outbreak of COVID-19 has severely impacted global economic activity, including the businesses of some of our commercial customers, and caused significant volatility and negative pressure in the financial markets. In addition to disrupting our operations, these developments may adversely affect the timing of commercial customer premium collections and corresponding claim payments, the value of our investment portfolio, or future liquidity needs.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19, changes to our benefit coverages, the ongoing costs and business impacts of dealing with COVID-19, including the potential costs and impacts associated with lifting, or reimposing restrictions on movement and economic activity and ultimately a vaccine, and related risks. The magnitude and duration of the pandemic and its ultimate impact on our business, results of operations, financial position, and cash flows is uncertain as this continues to evolve globally, but such impacts could be material to our business, results of operations, financial position and cash flows.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2020	—	$—	—	$—
May 2020	—	—	—	—
June 2020	—	—	—	—
Total	—	$—	—
(1)On July 30, 2019, the Board of Directors replaced a previous share repurchase authorization of up to $3 billion with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2022. Under our share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was approximately $2 billion as of August 4, 2020.
(2)Excludes 80,000 shares repurchased in connection with employee stock plans.

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

3(ii)	By-Laws of Humana Inc., as amended on December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K, filed December 14, 2017).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) the Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 5, 2020	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)