Form 10-Q
period 2020-09-30
HUMANA INC
filed 2020-11-03
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2020
$0.16 2/3 par value	132,341,451 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2020

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,985	$4,054
Investment securities	12,741	10,972
Receivables, less allowance for doubtful accounts of $78 in 2020 and $69 in 2019	1,135	1,056
Other current assets	5,170	3,806
Total current assets	27,031	19,888
Property and equipment, net	2,228	1,955
Long-term investment securities	1,105	406
Equity method investments	1,160	1,063
Goodwill	4,443	3,928
Other long-term assets	2,510	1,834
Total assets	$38,477	$29,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$8,208	$6,004
Trade accounts payable and accrued expenses	4,472	3,754
Book overdraft	214	225
Unearned revenues	287	247
Short-term debt	1,724	699
Total current liabilities	14,905	10,929
Long-term debt	6,059	4,967
Future policy benefits payable	202	206
Other long-term liabilities	1,543	935
Total liabilities	22,709	17,037
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at September 30, 2020 and 198,629,992 shares issued at December 31, 2019	33	33
Capital in excess of par value	2,940	2,820
Retained earnings	20,872	17,483
Accumulated other comprehensive income	370	156
Treasury stock, at cost, 66,307,291 shares at September 30, 2020 and 66,524,771 shares at December 31, 2019	(8,447)	(8,455)
Total stockholders’ equity	15,768	12,037
Total liabilities and stockholders’ equity	$38,477	$29,074
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions, except per share results)
Revenues:
Premiums	$18,904	$15,712	$55,822	$47,139
Services	457	393	1,331	1,103
Investment income	714	136	940	351
Total revenues	20,075	16,241	58,093	48,593
Operating expenses:
Benefits	15,611	13,357	45,415	40,168
Operating costs	2,513	1,889	6,984	5,252
Depreciation and amortization	128	127	362	343
Total operating expenses	18,252	15,373	52,761	45,763
Income from operations	1,823	868	5,332	2,830
Interest expense	75	62	211	184
Other (income) expense, net	(7)	(82)	63	(217)
Income before income taxes and equity in net earnings	1,755	888	5,058	2,863
Provision for income taxes	450	200	1,485	684
Equity in net earnings	35	1	68	16
Net income	$1,340	$689	$3,641	$2,195
Basic earnings per common share	$10.12	$5.16	$27.53	$16.31
Diluted earnings per common share	$10.05	$5.14	$27.37	$16.24
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income	$1,340	$689	$3,641	$2,195
Other comprehensive income:
Change in gross unrealized investment gains/losses	66	87	332	452
Effect of income taxes	(15)	(20)	(78)	(105)
Total change in unrealized investment gains/losses, net of tax	51	67	254	347
Reclassification adjustment for net realized gains	(1)	(1)	(48)	(7)
Effect of income taxes	—	—	10	2
Total reclassification adjustment, net of tax	(1)	(1)	(38)	(5)
Other comprehensive income, net of tax	50	66	216	342
Comprehensive income (loss) attributable to equity method investments	3	(1)	(2)	(6)
Comprehensive income	$1,393	$754	$3,855	$2,531
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2020
Balances, June 30, 2020	198,630	$33	$2,898	$19,616	$317	$(8,448)	$14,416
Net income				1,340			1,340
Other comprehensive loss					53		53
Common stock repurchases	19		—			(5)	(5)
Dividends and dividend equivalents				(84)			(84)
Stock-based compensation			47				47
Restricted stock unit vesting	—		(6)			6	—
Stock option exercises	—		1			—	1
Balances, September 30, 2020	198,649	$33	$2,940	$20,872	$370	$(8,447)	$15,768

Three months ended September 30, 2019
Balances, June 30, 2019	198,628	$33	$2,763	$16,429	$112	$(7,465)	$11,872
Net income				689			689
Other comprehensive income					65		65
Common stock repurchases	—		(200)			(800)	(1,000)
Dividends and dividend equivalents				(73)			(73)
Stock-based compensation			43				43
Restricted stock unit vesting	—		—			—	—
Stock option exercises	1		2			3	5
Balances, September 30, 2019	198,629	$33	$2,608	$17,045	$177	$(8,262)	$11,601
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2020
Balances, December 31, 2019	198,630	$33	$2,820	$17,483	$156	$(8,455)	$12,037
Net income				3,641			3,641
Impact of adopting ASC 326 - Current expected credit loss standard (CECL)				(2)			(2)
Other comprehensive income					214		214
Common stock repurchases	19		—			(30)	(30)
Dividends and dividend equivalents				(250)			(250)
Stock-based compensation			129				129
Restricted stock unit vesting	—		(21)			21	—
Stock option exercises	—		12			17	29
Balances, September 30, 2020	198,649	$33	$2,940	$20,872	$370	$(8,447)	$15,768

Nine months ended September 30, 2019
Balances, December 31, 2018	198,595	$33	$2,535	$15,072	$(159)	$(7,320)	$10,161
Net income				2,195			2,195
Other comprehensive loss					336		336
Common stock repurchases	—		(50)			(960)	(1,010)
Dividends and dividend equivalents				(222)			(222)
Stock-based compensation			119				119
Restricted stock unit vesting	32		(3)			3	—
Stock option exercises	2		7			15	22
Balances, September 30, 2019	198,629	$33	$2,608	$17,045	$177	$(8,262)	$11,601

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2020	2019
	(in millions)
Cash flows from operating activities
Net income	$3,641	$2,195
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on investment securities, net	(696)	(23)
Equity in net earnings	(68)	(16)
Stock-based compensation	129	119
Depreciation	390	382
Amortization	66	53
Benefit for deferred income taxes	(3)	(21)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(82)	179
Other assets	(1,547)	334
Benefits payable	2,204	1,358
Other liabilities	1,257	168
Unearned revenues	40	(9)
Other	25	53
Net cash provided by operating activities	5,356	4,772
Cash flows from investing activities
Acquisitions, net of cash acquired	(709)	—
Purchases of property and equipment	(668)	(506)
Purchases of investment securities	(7,230)	(4,130)
Maturities of investment securities	3,500	1,281
Proceeds from sales of investment securities	2,097	2,878
Net cash used in investing activities	(3,010)	(477)
Cash flows from financing activities
(Withdrawals) receipts from contract deposits, net	(274)	11
Proceeds from issuance of senior notes, net	1,088	987
Proceeds (repayments) from issuance of commercial paper, net	21	(358)
Proceeds from term loan	1,000	—
Repayment of term loan	—	(650)
Change in book overdraft	(11)	102
Common stock repurchases	(30)	(1,010)
Dividends paid	(239)	(216)
Proceeds from stock option exercises and other, net	30	23
Net cash provided by (used in) financing activities	1,585	(1,111)
Increase in cash and cash equivalents	3,931	3,184
Cash and cash equivalents at beginning of period	4,054	2,343
Cash and cash equivalents at end of period	$7,985	$5,527
Supplemental cash flow disclosures:
Interest payments	$159	$136
Income tax payments, net	$778	$578
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
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2019 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. Since the filing of our 2019 Form 10-K we have received common stock, primarily in Oak Street Health, Inc., or OSH, as part of their initial public offering during the third quarter of 2020. We have updated our accounting policy for investment securities below.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Investment Securities
Investment securities, which consist of debt and equity securities, are stated at fair value. Our debt securities have been categorized as available for sale. Debt securities available for current operations are classified as current assets and debt securities available for our long-term insurance products and professional liability funding requirements, as well as restricted statutory deposits and equity securities, are classified as long-term assets. For the purpose of determining realized gross gains and losses for debt securities sold, which are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or other-than-temporary impairment. For the purpose of determining gross gains and losses for equity securities, changes in fair value at the reporting date are included as a component of investment income in the consolidated statements of income.
COVID-19
The temporary deferral of non-essential care resulting from stay-at-home and physical distancing orders and other restrictions on movement and economic activity implemented throughout the country beginning in the second half of March 2020 to reduce the spread of the novel coronavirus, or COVID-19, has impacted our business. Hospital admissions and utilization were significantly depressed in April and increased throughout May and June. Utilization continued to rebound throughout the third quarter of 2020, reaching approximately 95% of historic baseline levels at the close of the third quarter. The impact of the deferral of non-essential care was partially offset by COVID-19 testing and treatment costs, as well as our ongoing pandemic relief efforts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
At September 30, 2020, accounts receivable related to services were $155 million. For the three and nine months ended September 30, 2020, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at September 30, 2020.
For the three and nine months ended September 30, 2020, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.
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
In September 2020, we paid the federal government $1.2 billion for the annual health insurance industry fee attributed to calendar year 2020. This fee, fixed in amount by law and apportioned to insurance carriers based on market share, is not deductible for tax purposes. On January 1 we recorded a liability for this fee in trade accounts payable and accrued expenses which we carried until the fee was paid. We also recorded a corresponding deferred cost in other current assets in our condensed consolidated financial statements which is amortized ratably to expense over the calendar year. Amortization of the deferred cost was recorded in operating cost expense of approximately $292 million and $884 million for the three and nine months ended September 30, 2020, respectively, resulting from the amortization of the 2020 annual health insurance industry fee.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. On April 27, 2020, the U.S. Supreme Court ruled that the government is obligated to pay the losses under this risk corridor program, and that Congress did not impliedly repeal the obligation under its appropriations riders. In September 2020, we received a $609 million payment from the U.S Government pursuant to the judgement issued by the Court of Federal Claims on July 7, 2020. The $609 million payment received from the U.S Government and approximately $31 million in related fees and expenses are reflected in "Premiums" revenue and "Operating costs", respectively, in our condensed consolidated statements of income for the three and nine months ended September 30, 2020 and reported in the Corporate segment.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued guidance introducing a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance was effective for us beginning January 1, 2020. The new current expected credit losses (CECL) model generally calls for the immediate recognition

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers and reinsurers. The new guidance is effective for us beginning with annual and interim periods in 2023, with earlier adoption permitted, and requires retrospective application to previously issued annual and interim financial statements. We are currently evaluating the impact on our results of operations, financial position and cash flows.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2020 and December 31, 2019, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,195	$2	$(1)	$1,196
Mortgage-backed securities	3,511	183	(2)	3,692
Tax-exempt municipal securities	1,439	40	(3)	1,476
Commercial mortgage-backed securities	1,020	54	(1)	1,073
Asset-backed securities	1,278	8	(5)	1,281
Corporate debt securities	4,199	218	(2)	4,415
Total debt securities	$12,642	$505	$(14)	13,133
Common stock				713
Total investment securities				$13,846

December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$353	$1	$—	$354
Mortgage-backed securities	3,628	85	(3)	3,710
Tax-exempt municipal securities	1,433	30	—	1,463
Commercial mortgage-backed securities	786	18	—	804
Asset-backed securities	1,093	3	(3)	1,093
Corporate debt securities	3,867	82	(2)	3,947
Total debt securities	$11,160	$219	$(8)	11,371
Common stock				7
Total investment securities				$11,378

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position were as follows at September 30, 2020 and December 31, 2019, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$662	$(1)	$—	$—	$662	$(1)
Mortgage-backed securities	450	(2)	—	—	450	(2)
Tax-exempt municipal securities	127	(3)	12	—	139	(3)
Commercial mortgage-backed securities	181	—	36	(1)	217	(1)
Asset-backed securities	121	(1)	537	(4)	658	(5)
Corporate debt securities	275	(1)	98	(1)	373	(2)
Total debt securities	$1,816	$(8)	$683	$(6)	$2,499	$(14)

December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$48	$—	$23	$—	$71	$—
Mortgage-backed securities	315	(1)	204	(2)	519	(3)
Tax-exempt municipal securities	58	—	75	—	133	—
Commercial mortgage-backed securities	118	—	36	—	154	—
Asset-backed securities	20	—	607	(3)	627	(3)
Corporate debt securities	589	(2)	155	—	744	(2)
Total debt securities	$1,148	$(3)	$1,100	$(5)	$2,248	$(8)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at September 30, 2020. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our unrealized losses from all debt securities were generated from approximately 155 positions out of a total of approximately 1,530 positions at September 30, 2020. All issuers of debt securities we own that were trading at an unrealized loss at September 30, 2020 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At September 30, 2020, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and nine months ended September 30, 2020.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Gross gains on investment securities	$645	$41	$714	$59
Gross losses on investment securities	—	(23)	(18)	(36)
Net gains on investment securities	$645	$18	$696	$23

Gross gain on investment securities includes both the gain resulting from the initial conversion of our prior ownership interest in certain privately held companies into common stock upon such companies' initial public offering, or IPO, during the three months ended September 30, 2020, and subsequent changes in the market value of such securities from the IPO through the end of the period, which combined to total $643 million for the three and nine months ended September 30, 2020.
All purchases of and proceeds from investment securities for the three and nine months ended September 30, 2020 and 2019 relate to debt securities.
There were no material other-than-temporary impairments for the three and nine months ended September 30, 2019.
The contractual maturities of debt securities available for sale at September 30, 2020, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,487	$1,490
Due after one year through five years	2,176	2,259
Due after five years through ten years	1,999	2,128
Due after ten years	1,171	1,210
Mortgage and asset-backed securities	5,809	6,046
Total debt securities	$12,642	$13,133

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2020 and December 31, 2019, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2020
Cash equivalents	$7,722	$7,722	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,196	—	1,196	—
Mortgage-backed securities	3,692	—	3,692	—
Tax-exempt municipal securities	1,476	—	1,476	—
Commercial mortgage-backed securities	1,073	—	1,073	—
Asset-backed securities	1,281	—	1,281	—
Corporate debt securities	4,415	—	4,415	—
Total debt securities	13,133	—	13,133	—
Common stock	713	713	—	—
Total investment securities	$21,568	$8,435	$13,133	$—

December 31, 2019
Cash equivalents	$3,660	$3,660	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	354	—	354	—
Mortgage-backed securities	3,710	—	3,710	—
Tax-exempt municipal securities	1,463	—	1,463	—
Commercial mortgage-backed securities	804	—	804	—
Asset-backed securities	1,093	—	1,093	—
Corporate debt securities	3,947	—	3,947	—
Total debt securities	11,371	—	11,371	—
Common stock	7	7	—	—
Total investment securities	$15,038	$3,667	$11,371	$—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $6,458 million at September 30, 2020 and $5,366 million at December 31, 2019. The fair value of our senior notes debt was $7,674 million at September 30, 2020 and $5,916 million at December 31, 2019. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The term loan outstanding and commercial paper borrowings were $1,325 million as of September 30, 2020. The commercial paper borrowings were $300 million as of December 31, 2019.
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
The put and call options fair values were $151 million and $634 million, respectively, at September 30, 2020, and $28 million and $557 million, respectively, at December 31, 2019. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other (income) expense, net" in our condensed consolidated statements of income.

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

	September 30, 2020	December 31, 2019
Annualized volatility	44.9%	19.8%
Secured credit rate	0.4%	2.2%
NOPAT	12.0%	12.0%
Weighted average cost of capital	10.0%	10.0%
Long term growth rate	3.0%	3.0%

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2019 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2020 and December 31, 2019. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	September 30, 2020		December 31, 2019
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$25	$1,226	$5	$585
Trade accounts payable and accrued expenses	(101)	(714)	(120)	(356)
Net current (liability) asset	(76)	512	(115)	229
Other long-term assets	273	—	6	—
Other long-term liabilities	(176)	—	(61)	—
Net long-term asset (liability)	97	—	(55)	—
Total net asset (liability)	$21	$512	$(170)	$229

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2020 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2020	$1,535	$261	$2,132	$3,928
Acquisitions	—	—	515	515
Balance at September 30, 2020	$1,535	$261	$2,647	$4,443

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
    The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.

		September 30, 2020			December 31, 2019
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.5 years	$849	$553	$296	$646	$496	$150
Trade names and technology	7.0 years	122	87	35	84	84	—
Provider contracts	11.8 years	70	49	21	70	44	26
Noncompetes and other	7.3 years	29	29	—	29	28	1
Total other intangible assets	9.3 years	$1,070	$718	$352	$829	$652	$177
    For the three months ended September 30, 2020 and 2019, amortization expense for other intangible assets was approximately $23 million and $17 million, respectively. For the nine months ended September 30, 2020 and 2019, amortization expense for other intangible assets was approximately $66 million and $53 million, respectively. The following table presents our estimate of amortization expense remaining for 2020 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2020	$22
2021	56
2022	53
2023	40
2024	33
2025	33

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, was as follows for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019
	(in millions)
Balances, beginning of period	$6,004	$4,862
Less: Reinsurance recoverables	(68)	(95)
Balances, beginning of period, net	5,936	4,767
Incurred related to:
Current year	45,693	40,499
Prior years	(278)	(331)
Total incurred	45,415	40,168
Paid related to:
Current year	(37,810)	(34,625)
Prior years	(5,334)	(4,158)
Total paid	(43,144)	(38,783)
Reinsurance recoverable	1	68
Balances, end of period	$8,208	$6,220
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
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of September 30, 2020 and 2019, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019
	(in millions)
Balances, beginning of period	$5,363	$4,338
Less: Reinsurance recoverables	(68)	(95)
Balances, beginning of period, net	5,295	4,243
Incurred related to:
Current year	42,186	36,762
Prior years	(235)	(366)
Total incurred	41,951	36,396
Paid related to:
Current year	(34,946)	(31,476)
Prior years	(4,759)	(3,634)
Total paid	(39,705)	(35,110)
Reinsurance recoverable	1	68
Balances, end of period	$7,542	$5,597
At September 30, 2020, benefits payable for our Retail segment included IBNR of approximately $4.6 billion, primarily associated with claims incurred in 2020.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment, was as follows for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019
	(in millions)
Balances, beginning of period	$641	$517
Incurred related to:
Current year	3,929	4,142
Prior years	(43)	35
Total incurred	3,886	4,177
Paid related to:
Current year	(3,286)	(3,547)
Prior years	(575)	(524)
Total paid	(3,861)	(4,071)
Balances, end of period	$666	$623
At September 30, 2020, benefits payable for our Group and Specialty segment included IBNR of approximately $576 million, primarily associated with claims incurred in 2020.

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
2020
Net outstanding liabilities	(in millions)
Retail	$7,541
Group and Specialty	666
Benefits payable, net of reinsurance	8,207

Reinsurance recoverable on unpaid claims
Retail	1
Total benefits payable, gross	$8,208

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$1,340	$689	$3,641	$2,195
Weighted average outstanding shares of common stock used to compute basic earnings per common share	132,318	133,321	132,234	134,589
Dilutive effect of:
Employee stock options	105	101	95	99
Restricted stock	773	603	681	501
Shares used to compute diluted earnings per common share	133,196	134,025	133,010	135,189
Basic earnings per common share	$10.12	$5.16	$27.53	$16.31
Diluted earnings per common share	$10.05	$5.14	$27.37	$16.24
Number of antidilutive stock options and restricted stock excluded from computation	143	302	311	589

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2019 and 2020 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2019 payments
12/31/2018	1/25/2019	$0.50	$68
3/29/2019	4/26/2019	$0.55	$74
6/28/2019	7/26/2019	$0.55	$74
9/30/2019	10/25/2019	$0.55	$73
2020 payments
12/31/2019	1/31/2020	$0.55	$73
3/31/2020	4/24/2020	$0.625	$83
6/30/2020	7/31/2020	$0.625	$83
9/30/2020	10/30/2020	$0.625	$83

In November 2020, the Board declared a cash dividend of $0.625 per share payable on January 29, 2021 to stockholders of record on December 31, 2020.
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
Our remaining repurchase authorization was approximately $2 billion of the $3 billion share repurchase program as of November 2, 2020.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In connection with employee stock plans, we acquired 0.08 million common shares for $30 million and 0.03 million common shares for $10 million during the nine months ended September 30, 2020 and 2019, respectively.

11. INCOME TAXES
The effective income tax rate was 25.2% and 29.0% for the three and nine months ended September 30, 2020, respectively, compared to 22.5% and 23.8% for the three and nine months ended September 30, 2019, respectively, primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020.

12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in millions)
Short-term debt:
Commercial paper	$325	$300
Term note	1,000	—
Senior notes:
$400 million, 2.50% due December 15, 2020	399	399
Total short-term debt	$1,724	$699

Long-term debt:
Senior notes:
$600 million, 3.15% due December 1, 2022	$598	$598
$400 million, 2.90% due December 15, 2022	398	397
$600 million, 3.85% due October 1, 2024	597	597
$600 million, 4.50% due April 1, 2025	595	—
$600 million, 3.95% due March 15, 2027	596	595
$500 million, 3.125% due August 15, 2029	495	495
$500 million, 4.875% due April 1, 2030	494	—
$250 million, 8.15% due June 15, 2038	262	262
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	396	396
$500 million, 3.95% due August 15, 2049	493	492
Total long-term debt	$6,059	$4,967
Senior Notes
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid, were approximately $1,088 million as of September 30, 2020. We intend to use the net proceeds for general corporate purposes, which may include the repayment of existing indebtedness.

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
The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 33% as measured in accordance with the credit agreement as of September 30, 2020. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At September 30, 2020, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of September 30, 2020, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2020 was $600 million, with $325 million outstanding at September 30, 2020 compared to $300 million outstanding at December 31, 2019. The outstanding commercial paper at September 30, 2020 had a weighted average annual interest rate of 0.35%.
Term Note
In February 2020, we entered into a new $1 billion term loan commitment with a bank that matures 1 year after the first draw, subject to a 1 year extension. In March 2020, we made a draw on the entire term loan commitment of $1 billion. The facility fee, interest rate and financial covenants are consistent with those of our revolving credit agreement. There is no prepayment penalty.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 82% of our total premiums and services revenue for the nine months ended September 30, 2020, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2021 and all of our product offerings have been approved.
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
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2019, 25% of the risk score was calculated from claims data submitted through EDS. CMS increased that percentage to 50% in 2020 and will increase that percentage to 75% in 2021. For 2022, CMS has proposed to calculate risk scores for payment to MA organizations using only risk adjustment eligible diagnoses identified from EDS data completing the phased-in transition from RAPS to EDS. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
At September 30, 2020, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2020, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising thirty-two states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 5% of our total premiums and services revenue for the nine months ended September 30, 2020. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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

Legal Proceedings and Certain Regulatory Matters
As previously disclosed, the Civil Division of the United States Department of Justice provided us with an information request in December 2014, concerning our Medicare Part C risk adjustment practices. The request relates to our oversight and submission of risk adjustment data generated by providers in our Medicare Advantage network, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by us, including medical record reviews conducted as part of our data and payment accuracy compliance efforts, the use of health and well-being assessments, and our fraud detection efforts. We believe that this request for information is in connection with a wider review of Medicare Risk Adjustment generally that includes a number of Medicare Advantage plans, providers and vendors. We continue to cooperate with the Department of Justice. These matters are expected to result in additional qui tam litigation.
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
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. On April 27, 2020, the U.S. Supreme Court ruled that the government is obligated to pay the losses under this risk corridor program, and that Congress did not impliedly repeal the obligation under its appropriations riders. In September 2020, we received a $609 million payment from the U.S Government pursuant to the judgement issued by the Court of Federal Claims on July 7, 2020. The $609 million payment received from

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
the U.S Government and approximately $31 million in related fees and expenses are reflected in "Premiums" revenue and "Operating costs", respectively, in our condensed consolidated statements of income for the three and nine months ended September 30, 2020.

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
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate and payment disputes, including disputes over reimbursement rates required by statute, disputes arising from competitive procurement process, general contractual matters, intellectual property matters, and challenges to subrogation practices. Under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.
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
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.4 billion and $4.0 billion for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019 these amounts were $11.9 billion and $10.7 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $33 million and $32 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the amount of this expense was $94 million and $92 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and nine months ended September 30, 2020 and 2019:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2020	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$12,949	$—	$—	$—	$12,949
Group Medicare Advantage	1,880	—	—	—	1,880
Medicare stand-alone PDP	622	—	—	—	622
Total Medicare	15,451	—	—	—	15,451
Fully-insured	177	1,169	—	602	1,948
Specialty	—	424	—	—	424
Medicaid and other	1,081	—	—	—	1,081
Total premiums	16,709	1,593	—	602	18,904
Services revenue:
Provider	—	—	107	—	107
ASO and other	4	189	—	—	193
Pharmacy	—	—	157	—	157
Total services revenue	4	189	264	—	457
Total external revenues	16,713	1,782	264	602	19,361
Intersegment revenues
Services	—	9	4,852	(4,861)	—
Products	—	—	2,013	(2,013)	—
Total intersegment revenues	—	9	6,865	(6,874)	—
Investment income	28	3	2	681	714
Total revenues	16,741	1,794	7,131	(5,591)	20,075
Operating expenses:
Benefits	14,224	1,481	—	(94)	15,611
Operating costs	1,877	452	6,871	(6,687)	2,513
Depreciation and amortization	87	21	46	(26)	128
Total operating expenses	16,188	1,954	6,917	(6,807)	18,252
Income (loss) from operations	553	(160)	214	1,216	1,823
Interest expense	—	—	—	75	75
Other income, net	—	—	—	(7)	(7)
Income (loss) before income taxes and equity in net earnings	553	(160)	214	1,148	1,755
Equity in net earnings	—	—	35	—	35
Segment earnings (loss)	$553	$(160)	$249	$1,148	$1,790

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2019	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$10,752	$—	$—	$—	$10,752
Group Medicare Advantage	1,609	—	—	—	1,609
Medicare stand-alone PDP	781	—	—	—	781
Total Medicare	13,142	—	—	—	13,142
Fully-insured	150	1,278	—	—	1,428
Specialty	—	400	—	—	400
Medicaid and other	742	—	—	—	742
Total premiums	14,034	1,678	—	—	15,712
Services revenue:
Provider	—	—	136	—	136
ASO and other	4	200	—	—	204
Pharmacy	—	—	53	—	53
Total services revenue	4	200	189	—	393
Total external revenues	14,038	1,878	189	—	16,105
Intersegment revenues
Services	—	4	4,654	(4,658)	—
Products	—	—	1,759	(1,759)	—
Total intersegment revenues	—	4	6,413	(6,417)	—
Investment income	50	7	—	79	136
Total revenues	14,088	1,889	6,602	(6,338)	16,241
Operating expenses:
Benefits	12,050	1,448	—	(141)	13,357
Operating costs	1,310	413	6,348	(6,182)	1,889
Depreciation and amortization	89	24	43	(29)	127
Total operating expenses	13,449	1,885	6,391	(6,352)	15,373
Income from operations	639	4	211	14	868
Interest expense	—	—	—	62	62
Other income, net	—	—	—	(82)	(82)
Income before income taxes and equity in net earnings	639	4	211	34	888
Equity in net earnings	—	—	1	—	1
Segment earnings	$639	$4	$212	$34	$889

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2020	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$38,748	$—	$—	$—	$38,748
Group Medicare Advantage	5,867	—	—	—	5,867
Medicare stand-alone PDP	2,108	—	—	—	2,108
Total Medicare	46,723	—	—	—	46,723
Fully-insured	509	3,606	—	602	4,717
Specialty	—	1,278	—	—	1,278
Medicaid and other	3,104	—	—	—	3,104
Total premiums	50,336	4,884	—	602	55,822
Services revenue:
Provider	—	—	316	—	316
ASO and other	14	576	—	—	590
Pharmacy	—	—	425	—	425
Total services revenue	14	576	741	—	1,331
Total external revenues	50,350	5,460	741	602	57,153
Intersegment revenues
Services	—	22	14,514	(14,536)	—
Products	—	—	5,900	(5,900)	—
Total intersegment revenues	—	22	20,414	(20,436)	—
Investment income	114	12	2	812	940
Total revenues	50,464	5,494	21,157	(19,022)	58,093
Operating expenses:
Benefits	41,939	3,886	—	(410)	45,415
Operating costs	5,047	1,316	20,274	(19,653)	6,984
Depreciation and amortization	251	60	135	(84)	362
Total operating expenses	47,237	5,262	20,409	(20,147)	52,761
Income from operations	3,227	232	748	1,125	5,332
Interest expense	—	—	—	211	211
Other expense, net	—	—	—	63	63
Income before income taxes and equity in net earnings	3,227	232	748	851	5,058
Equity in net earnings	—	—	68	—	68
Segment earnings	$3,227	$232	$816	$851	$5,126

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2019	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$32,254	$—	$—	$—	$32,254
Group Medicare Advantage	4,867	—	—	—	4,867
Medicare stand-alone PDP	2,408	—	—	—	2,408
Total Medicare	39,529	—	—	—	39,529
Fully-insured	434	3,873	—	—	4,307
Specialty	—	1,160	—	—	1,160
Medicaid and other	2,143	—	—	—	2,143
Total premiums	42,106	5,033	—	—	47,139
Services revenue:
Provider	—	—	367	—	367
ASO and other	14	587	—	—	601
Pharmacy	—	—	135	—	135
Total services revenue	14	587	502	—	1,103
Total external revenues	42,120	5,620	502	—	48,242
Intersegment revenues
Services	—	13	13,456	(13,469)	—
Products	—	—	5,128	(5,128)	—
Total intersegment revenues	—	13	18,584	(18,597)	—
Investment income	139	17	1	194	351
Total revenues	42,259	5,650	19,087	(18,403)	48,593
Operating expenses:
Benefits	36,396	4,177	—	(405)	40,168
Operating costs	3,664	1,232	18,371	(18,015)	5,252
Depreciation and amortization	239	67	121	(84)	343
Total operating expenses	40,299	5,476	18,492	(18,504)	45,763
Income from operations	1,960	174	595	101	2,830
Interest expense	—	—	—	184	184
Other income, net	—	—	—	(217)	(217)
Income before income taxes and equity in net earnings	1,960	174	595	134	2,863
Equity in net earnings	—	—	16	—	16
Segment earnings	$1,960	$174	$611	$134	$2,879

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

•delivering meals to our senior members in need;

•making it easier for members to be tested for COVID-19 by offering at-home testing, as well as collaborating with other providers to deploy drive-thru testing at hundreds of sites throughout the country;

•mailing in-home screening kits to members, to encourage members to seek preventative care that may have been delayed during the pandemic;

•proactively delivering safety kits, including face masks, to members and employee homes to facilitate access to care and support visits to providers safely;

•continuing to extend grace periods for premium payments for our fully-insured commercial group members, to ensure continuity of coverage during times of financial stress; and

•establishing a clinical outreach team to proactively engage with our most vulnerable members.

In addition, we took steps to support our provider partners and boost system viability:
•increasing provider funding, simplifying and expanding claims processing and releasing advanced funding to providers, to get reimbursement payments to providers as quickly as possible and ease financial concerns so that members are able to continue to access the care and information they need; and
•expanding modifications to certain utilization management processes, to ease administrative stress and make sure providers are able to most efficiently care for their patients.
Finally, we continued to support the communities we serve by donating $200 million during the first half of 2020 to the Humana Foundation to address social determinants of health in an effort to promote more health days and encourage greater health equity.
The temporary deferral of non-essential care resulting from stay-at-home and physical distancing orders and other restrictions on movement and economic activity implemented throughout the country beginning in the second half of March 2020 to reduce the spread of the novel coronavirus, or COVID-19, has impacted our business. Hospital admissions and utilization were significantly depressed in April and increased throughout May and June. Utilization continued to rebound throughout the third quarter of 2020, reaching approximately 95% of historic baseline levels at the close of the third quarter. The impact of the deferral of non-essential care was partially offset by COVID-19 testing and treatment costs, as well as our ongoing pandemic relief efforts.

We significantly increased our liquidity position during March 2020 with the issuance of $1.1 billion in senior notes and a $1 billion draw under the prior one-year term loan bank commitment. At September 30, 2020, we held $2.4 billion of cash and short-term investments at our parent company and access to an additional $2.0 billion under our credit agreement.
For the remainder of 2020, we expect our year to date 2020 performance will be further offset by the impact of increasing utilization, COVID-19 testing and treatment costs and the continued support for our constituents. A number of significant variables and uncertainties will impact these trends including, among others, the severity and duration of the pandemic, continued actions taken to mitigate the spread of COVID-19 and in turn, relax those restrictions, the timing and degree in resumption of demand for deferred health care services, the ability of our commercial members to pay their premium, the nature, level and cost of diagnostic testing, the cost and timing of new therapeutic treatments and vaccines, all of which are difficult to predict. As such, our response to this global health crisis and the subsequent recovery will continue to evolve over the coming months to support the needs of our stakeholders.

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
2020 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2020, approximately 2,605,900 members, or 66%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,340,600 members, or 66%, at September 30, 2019. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 917,200 at September 30, 2020, an increase of 4% from 882,800 at September 30, 2019. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is driven by our improved process for identifying and enrolling members in the appropriate program at the right time, coupled with growth in Special Needs Plans, or SNP, membership.
•In October, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued its preliminary 2022 Medicare Advantage and Part D payment rates and proposed policy changes, collectively, the Advance Notice. CMS has invited public comment on the Advance Notice before publishing final rates on or before April 5, 2021, or the Final Notice, and indicated that the Final Notice may be published early in light of the challenges posed by the uncertainty associated with the COVID-19 pandemic. In the Advance Notice, CMS estimates Medicare Advantage plans across the sector will, on average, experience a 2.82 percent increase in benchmark funding based on proposals included therein. As indicated by CMS, its estimate excludes the impact of fee-for-service county rebasing/re-pricing since the related impact is dependent upon finalization of certain data, which will be available with the publication of the Final Notice. Based on our preliminary analysis using the same factors CMS included in its estimate, the components of which are detailed on CMS’ website, we anticipate the proposals in the Advance Notice would result in a change generally in line with CMS’ estimate, with the exception of our Medicare Star Ratings for bonus year 2022, as more fully described below, that led our peers. We will be drawing upon our program expertise to provide CMS formal commentary on the impact of the Advance Notice and the related impact upon Medicare beneficiaries’ quality of care and service to our members through the Medicare Advantage program.
•In October 2020, CMS published its updated Medicare Star Ratings for bonus year 2022.We have 4.1 million members, or approximately 92 percent of our Medicare Advantage membership as of September 2020, enrolled in 15 contracts that received a 4-star rating or above. In addition, we received a 5 out of 5-star rating for our CarePlus Health Plans, Inc. contract in Florida for the third consecutive year and received a 4.5-star rating for three Medicare Advantage contracts offered in 7 states, which cover approximately 796,000 members. Additionally, over 99 percent of retirees in our group Medicare Advantage plans remain in 4-star or above contracts for bonus year 2022. Our Star Ratings continue to reflect our focus on quality in both member experience and clinical outcomes.
•Net income was $1.3 billion, or $10.05 per diluted common share, for the three months ended September 30, 2020, or the 2020 quarter, compared to $689 million, or $5.14 per diluted common share, for the three months ended September 30, 2019, or the 2019 quarter, and was $3.6 billion, or $27.37 per diluted common share, for the nine months ended September 30, 2020, or the 2020 period, compared to $2.2 billion, or $16.24 per diluted common share, for the nine months ended September 30, 2019, or the 2019 period. These comparisons were significantly impacted by the change in the fair value of publicly-traded equity securities, the net receipt of commercial risk corridor receivables previously written off, and the put/call valuation adjustments associated with certain equity method investments. The change in the fair value of our publicly-traded equity securities relates primarily to our common stock holdings, including both the gain resulting from the initial conversion of our prior ownership interest in certain privately held companies, primarily in Oak Street Health, Inc., or OSH, into common stock upon such companies' initial public offering, or IPO, during the third quarter of 2020, and the subsequent changes in the market value of such securities from their IPO through the end of the period. In September 2020, we received $578 million, net of related fees and expenses pursuant to the U.S. Supreme Court ruling that the government is obligated to pay the losses under the risk corridor program. The receipt of the risk corridor payments was associated with losses incurred under the Health Care Reform business in 2014 to 2016. The receipt of these risk corridor payments accounted for less than half of our accumulated losses before income taxes from this business during that time period. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2020 quarter and period.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Consolidated income before income taxes and equity in net earnings:
Change in the fair value of publicly-traded equity securities	$643	$—	$643	$—
Receipt of commercial risk corridor receivables previously written off, net	578	—	578	—
Put/call valuation adjustments	7	82	(63)	217
Total	$1,228	$82	$1,158	$217

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Diluted earnings per common share:
Change in the fair value of publicly-traded equity securities	$3.72	$—	$3.73	$—
Receipt of commercial risk corridor receivables previously written off, net	3.35	—	3.35	—
Put/call valuation adjustments	0.03	0.47	(0.37)	1.23
Total	$7.10	$0.47	$6.71	$1.23

Excluding these adjustments, our results of operations reflect the impact of the ongoing COVID-19 pandemic. Utilization continued to rebound throughout the 2020 quarter, reaching approximately 95% of historic baseline levels by end of the third quarter. As such, our 2020 quarter results of operations comparisons were impacted by increasing utilization, COVID-19 testing and treatment costs, as well as the financial impact of our ongoing crisis relief efforts. Our 2020 period results reflect historically low utilization levels in the first six months of the year from the temporary deferral of non-essential care amid the COVID-19 pandemic.

These changes were also favorably impacted by a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases completed during 2019, partially offset by a higher tax rate resulting from the return of the non-deductible health insurance industry free in 2020.

•Contributing to our Retail segment revenue growth was our individual Medicare Advantage membership, which increased 382,600 members, or 10.8%, from September 30, 2019 to September 30, 2020.
•Our operating cash flows for the 2020 period of $5.4 billion increased from the 2019 period of $4.8 billion primarily due primarily to higher income from operations.
Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee, which was suspended in 2019, but has resumed for calendar year 2020, is not deductible for income tax purposes and significantly increases our effective tax rate. We paid the federal government $1.2 billion in September 2020 for this fee. Under current law, the health industry fee will be permanently repealed beginning in calendar year 2021.
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

Comparison of Results of Operations for 2020 and 2019
The following discussion primarily deals with our results of operations for the three months ended September 30, 2020, or the 2020 quarter, and the three months ended September 30, 2019, or the 2019 quarter, the nine months ended September 30, 2020, or the 2020 period, and the nine months ended September 30, 2019, or the 2019 period.
Consolidated

	For the three months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$16,709	$14,034	$2,675	19.1%
Group and Specialty	1,593	1,678	(85)	(5.1)%
Corporate	602	—	602	100.0%
Total premiums	18,904	15,712	3,192	20.3%
Services:
Retail	4	4	—	—%
Group and Specialty	189	200	(11)	(5.5)%
Healthcare Services	264	189	75	39.7%
Total services	457	393	64	16.3%
Investment income	714	136	578	425.0%
Total revenues	20,075	16,241	3,834	23.6%
Operating expenses:
Benefits	15,611	13,357	2,254	16.9%
Operating costs	2,513	1,889	624	33.0%
Depreciation and amortization	128	127	1	0.8%
Total operating expenses	18,252	15,373	2,879	18.7%
Income from operations	1,823	868	955	110.0%
Interest expense	75	62	13	21.0%
Other income, net	(7)	(82)	(75)	(91.5)%
Income before income taxes and equity in net earnings	1,755	888	867	97.6%
Provision for income taxes	450	200	250	125.0%
Equity in net earnings	35	1	34	3,400.0%
Net income	$1,340	$689	$651	94.5%
Diluted earnings per common share	$10.05	$5.14	$4.91	95.5%
Benefit ratio (a)	82.6%	85.0%		(2.4)%
Operating cost ratio (b)	13.0%	11.7%		1.3%
Effective tax rate	25.2%	22.5%		2.7%

	For the nine months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$50,336	$42,106	$8,230	19.5%
Group and Specialty	4,884	5,033	(149)	(3.0)%
Corporate	602	—	602	100.0%
Total premiums	55,822	47,139	8,683	18.4%
Services:
Retail	14	14	—	—%
Group and Specialty	576	587	(11)	(1.9)%
Healthcare Services	741	502	239	47.6%
Total services	1,331	1,103	228	20.7%
Investment income	940	351	589	167.8%
Total revenues	58,093	48,593	9,500	19.6%
Operating expenses:
Benefits	45,415	40,168	5,247	13.1%
Operating costs	6,984	5,252	1,732	33.0%
Depreciation and amortization	362	343	19	5.5%
Total operating expenses	52,761	45,763	6,998	15.3%
Income from operations	5,332	2,830	2,502	88.4%
Interest expense	211	184	27	14.7%
Other expense (income), net	63	(217)	280	129.0%
Income before income taxes and equity in net earnings	5,058	2,863	2,195	76.7%
Provision for income taxes	1,485	684	801	117.1%
Equity in net earnings	68	16	52	325.0%
Net income	$3,641	$2,195	$1,446	65.9%
Diluted earnings per common share	$27.37	$16.24	$11.13	68.5%
Benefit ratio (a)	81.4%	85.2%		(3.8)%
Operating cost ratio (b)	12.2%	10.9%		1.3%
Effective tax rate	29.0%	23.8%		5.2%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue
Consolidated premiums increased $3.2 billion, or 20.3%, from $15.7 billion in the 2019 quarter to $18.9 billion in the 2020 quarter and increased $8.7 billion, or 18.4%, from $47.1 billion in the 2019 period to $55.8 billion in the 2020 period. These increases were primarily due to higher premiums in the Retail segment, mainly resulting from Medicare Advantage and state-based contracts membership growth, higher per member Medicare Advantage premiums, and the receipt of commercial risk corridor receivables previously written off, partially offset by the impact of declining stand-alone PDP membership as more fully described in the detailed segment results discussion that follows.
Consolidated services revenue increased $64 million, or 16.3%, from $393 million in the 2019 quarter to $457 million in the 2020 quarter and increased $228 million, or 20.7%, from $1.1 billion in the 2019 period to $1.3 billion in the 2020 period. These increases were primarily due to an increase in services revenue in the Healthcare Services segment associated with higher external pharmacy revenues resulting from the Enclara acquisition in the first quarter of 2020.
Investment Income
Investment income increased $578 million, or 425.0%, from $136 million in the 2019 quarter to $714 million in the 2020 quarter and increased $589 million, or 167.8%, from $351 million in the 2019 period to $940 million in the 2020 period. These increases were primarily due to the $643 million change in fair value of publicly-traded equity securities during the 2020 quarter.
Benefit Expense
Consolidated benefits expense increased $2.3 billion, or 16.9%, from $13.4 billion in the 2019 quarter to $15.6 billion in the 2020 quarter and increased $5.2 billion, or 13.1%, from $40.2 billion in the 2019 period to $45.4 billion in the 2020 period. The consolidated benefit ratio decreased 240 basis points from 85.0% for the 2019 quarter to 82.6% for the 2020 quarter and decreased 380 basis points from 85.2% for the 2019 period to 81.4% for the 2020 period. These comparisons reflect the receipt of the commercial risk corridor receivables previously written off, the change in quarterly utilization patterns from the COVID-19 pandemic and the reinstatement of the non-deductible health insurance industry fee in 2020 that was contemplated in the pricing and benefit design of our products.These factors were were partially offset by COVID-19 testing and treatment costs along with our ongoing pandemic relief efforts.

The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 20 basis points in the 2020 quarter versus approximately 40 basis points in the 2019 quarter. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in the 2020 period versus approximately 70 basis points in the 2019 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $624 million, or 33.0%, from $1.9 billion in the 2019 quarter to $2.5 billion in the 2020 quarter and increased $1.7 billion, or 33.0% from $5.3 billion in the 2019 period to $7.0 billion in the 2020 period.
The consolidated operating cost ratio increased 130 basis points from 11.7% for the 2019 quarter to 13.0% for the 2020 quarter and increased 130 basis points from 10.9% for the 2019 period to 12.2% for the 2020 period. These increases were primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020 and COVID-19 related administrative costs, including those associated with purchasing personal protective equipment for our clinicians, member response efforts, and the build-out of infrastructure necessary to support employees working remotely. These increases were partially offset by scale efficiencies associated with growth in our Medicare Advantage membership, significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives, charges associated with workforce optimization in the 2019 quarter that did not recur in the 2020 quarter, and the net impact of the receipt of the commercial risk corridor receivables previously written off. The 2020 period was further impacted by a $200 million contribution during the first half of 2020 to the Humana Foundation to support the communities served by us, particularly those with social and health disparities. The non-deductible health insurance industry fee impacted the operating cost ratio by 150 basis points in the 2020 quarter and period.
Depreciation and Amortization
Depreciation and amortization increased $1 million, or 0.8%, from $127 million in the 2019 quarter to $128 million in the 2020 quarter and increased $19 million, or 5.5%, from $343 million in the 2019 period to $362 million in the 2020 period.
Interest Expense
Interest expense increased $13 million, or 21.0%, from $62 million in the 2019 quarter to $75 million in the 2020 quarter and increased $27 million, or 14.7%, from $184 million in the 2019 period to $211 million in the 2020 period.
Income Taxes
The effective income tax rate was 25.2% and 29.0% for the three and nine months ended September 30, 2020, respectively, compared to 22.5% and 23.8% for the three and nine months ended September 30, 2019, respectively. These increases were primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020.
Retail Segment

	September 30,		Change
	2020	2019	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,935,100	3,552,500	382,600	10.8%
Group Medicare Advantage	612,000	523,900	88,100	16.8%
Medicare stand-alone PDP	3,892,200	4,379,800	(487,600)	(11.1)%
Total Retail Medicare	8,439,300	8,456,200	(16,900)	(0.2)%
State-based Medicaid	730,100	469,000	261,100	55.7%
Medicare Supplement	331,300	286,600	44,700	15.6%
Total Retail medical members	9,500,700	9,211,800	288,900	3.1%

	For the three months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$12,949	$10,752	$2,197	20.4%
Group Medicare Advantage	1,880	1,609	271	16.8%
Medicare stand-alone PDP	622	781	(159)	(20.4)%
Total Retail Medicare	15,451	13,142	2,309	17.6%
State-based Medicaid	1,081	742	339	45.7%
Medicare Supplement	177	150	27	18.0%
Total premiums	16,709	14,034	2,675	19.1%
Services	4	4	—	—%
Total premiums and services revenue	16,713	$14,038	$2,675	19.1%
Segment earnings	$553	$639	$(86)	(13.5)%
Benefit ratio	85.1%	85.9%		(0.8)%
Operating cost ratio	11.2%	9.3%		1.9%

	For the nine months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$38,748	$32,254	$6,494	20.1%
Group Medicare Advantage	5,867	4,867	1,000	20.5%
Medicare stand-alone PDP	2,108	2,408	(300)	(12.5)%
Total Retail Medicare	46,723	39,529	7,194	18.2%
State-based Medicaid	3,104	2,143	961	44.8%
Medicare Supplement	509	434	75	17.3%
Total premiums	50,336	42,106	8,230	19.5%
Services	14	14	—	—%
Total premiums and services revenue	$50,350	$42,120	$8,230	19.5%
Segment earnings	$3,227	$1,960	$1,267	64.6%
Benefit ratio	83.3%	86.4%		(3.1)%
Operating cost ratio	10.0%	8.7%		1.3%

Segment Earnings
•Retail segment earnings decreased $86 million, or 13.5%, from $639 million in the 2019 quarter to $553 million in the 2020 quarter primarily due to a higher operating cost ratio, partially offset by a lower benefit ratio as more fully described below. Retail segment earnings increased $1.3 billion, or 64.6%, from $2.0 billion in the 2019 period to $3.2 billion in the 2020 period, primarily due to the net favorable impact of a lower benefit ratio, partially offset by a higher operating cost ratio as more fully described below.

Enrollment
•Individual Medicare Advantage membership increased 382,600 members, or 10.8%, from September 30, 2019 to September 30, 2020, primarily due to membership additions associated with the previous Annual Election Period, or AEP, and Open Election Period, or OEP, for Medicare beneficiaries. The OEP sales period, which ran from January 1 to March 31, 2020 added approximately 30,000 members. Since the conclusion of the 2020 OEP, enrollment continued to increase due to special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, members. Individual Medicare Advantage membership includes 391,100 D-SNP members as of September 30, 2020, a net increase of 110,400, or 39.3%, from 280,700 as of September 30, 2019.
•Group Medicare Advantage membership increased 88,100, or 16.8%, from September 30, 2019 to September 30, 2020, primarily due to the addition of a large account in January 2020, along with net membership additions associated with the previous AEP for Medicare beneficiaries.
•Medicare stand-alone PDP membership decreased 487,600 members, or 11.1%, from September 30, 2019 to September 30, 2020 primarily reflecting net declines during the previous AEP for Medicare beneficiaries. The anticipated decline primarily resulted from terminations driven by premium and benefit adjustments experienced by members that were previously enrolled in our 2019 Humana Walmart Rx plan and the 2019 Humana Enhanced plan, which were consolidated into the Premier Rx plan in 2020. The expected PDP losses were partially offset by growth in the new low-price Humana Walmart Value Rx plan, driven by both new sales and plan to plan changes.
•State-based Medicaid membership increased 261,100 members, or 55.7%, from September 30, 2019 to September 30, 2020. This increase primarily reflects the impact of discontinuing the reinsurance agreement with CareSource and the assumption of full financial risk for the existing Kentucky Medicaid contract as of January 1, 2020, as well as additional enrollment, particularly in Florida, resulting from the current economic downturn due to the COVID-19 pandemic.
Premiums Revenue
•Retail segment premiums increased $2.7 billion, or 19.1%, from $14.0 billion in the 2019 quarter to $16.7 billion in the 2020 quarter and increased $8.2 billion, or 19.5%, from $42.1 billion in the 2019 period to $50.3 billion in the 2020 period. These increases primarily reflect higher premiums as a result of Medicare Advantage and state-based contracts membership growth and higher per member Medicare Advantage premiums. These favorable items were partially offset by the decline in membership in our stand-alone PDP offerings.
Benefits Expense
•The Retail segment benefit ratio decreased 80 basis points from 85.9% for the 2019 quarter to 85.1% for the 2020 quarter primarily due to the impact of the temporary deferral of non-essential care amid the COVID-19 pandemic, and the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products. These were partially offset by COVID-19 testing and treatment costs, as well as our ongoing pandemic relief efforts, including the waiver of all cost sharing for in-network primary care, outpatient behavioral health, and telehealth visits for our Medicare Advantage members, continued delivery of meals to senior members in need, the distribution of in-home preventative screening kits to members, establishment of a clinical outreach team to proactively engage with our most vulnerable members, and various provider initiatives. The 2020 quarter was further impacted by a shift in Medicare membership mix due to the loss of stand-alone PDP members and significant growth in the Medicare Advantage membership as well as lower favorable prior-period medical claims reserve development. The benefit ratio for stand-alone PDP members generally decreases as the year progresses. The Retail segment benefit ratio decreased 310 basis points from 86.4% for the 2019 period to 83.3% for the 2020 period primarily reflecting significantly depressed utilization experienced in the first half of 2020 as well as the same factors as discussed above with the exception of the impact from a shift in Medicare membership mix.
•The Retail segment's benefits expense for the 2020 quarter included $30 million in favorable prior-period medical claims reserve development versus $55 million in the 2019 quarter. For the 2020 period, the Retail segment’s benefit expense included the beneficial effect of $235 million in favorable prior-period medical claims reserve development versus $366 million in the 2019 period. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 20 basis points in the 2020 quarter versus approximately 40 basis points in the 2019 quarter. Favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 50 basis points in the 2020 period versus approximately 90 basis points in the 2019 period.
Operating Costs
•The Retail segment operating cost ratio increased 190 basis points from 9.3% for the 2019 quarter to 11.2% for the 2020 quarter and increased 130 basis points from 8.7% for the 2019 period to 10.0% for the 2020 period. These increases were primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020 and COVID-19 related administrative costs as previously discussed, partially offset by scale efficiencies associated with growth in our Medicare Advantage membership and significant operating cost efficiencies driven by previously disclosed productivity initiatives. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 quarter and period.
Group and Specialty Segment

	September 30,		Change
	2020	2019	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	799,500	927,400	(127,900)	(13.8)%
ASO	502,100	516,800	(14,700)	(2.8)%
Military services	6,016,400	5,998,700	17,700	0.3%
Total group medical members	7,318,000	7,442,900	(124,900)	(1.7)%
Specialty membership (a)	5,325,600	5,411,400	(85,800)	(1.6)%
(a)Specialty products include dental, vision, and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,169	$1,278	$(109)	(8.5)%
Group specialty	424	400	24	6.0%
Total premiums	1,593	1,678	(85)	(5.1)%
Services	189	200	(11)	(5.5)%
Total premiums and services revenue	$1,782	$1,878	$(96)	(5.1)%
Segment (losses) earnings	$(160)	$4	$(164)	(4100.0)%
Benefit ratio	93.0%	86.3%		6.7%
Operating cost ratio	25.2%	21.9%		3.3%

	For the nine months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$3,606	$3,873	$(267)	(6.9)%
Group specialty	1,278	1,160	118	10.2%
Total premiums	4,884	5,033	(149)	(3.0)%
Services	576	587	(11)	(1.9)%
Total premiums and services revenue	$5,460	$5,620	$(160)	(2.8)%
Segment earnings	$232	$174	$58	33.3%
Benefit ratio	79.6%	83.0%		(3.4)%
Operating cost ratio	24.0%	21.9%		2.1%
Segment Earnings
•Group and Specialty segment earnings decreased $164 million, from $4 million segment earnings in the 2019 quarter to $160 million segment loss in the 2020 quarter primarily due to higher benefit and operating cost ratios as more fully described below. Group and Specialty segment earnings increased $58 million, or 33.3%, from $174 million in the 2019 period to $232 million in the 2020 period primarily due to the net favorable impact of a lower benefit ratio, partially offset by a higher operating cost ratio as more fully described below.
Enrollment
•Fully-insured commercial group medical membership decreased 127,900 members, or 13.8%, from September 30, 2019 to September 30, 2020. These anticipated declines primarily reflect lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products, as well as the loss of certain large group accounts due to disciplined pricing in the competitive environment. Additionally, the declines in membership were impacted by the current economic downturn driven by the COVID-19 pandemic resulting in higher unemployment rates and loss of coverage for fully-insured commercial group members. The portion of group fully-insured commercial medical membership in small group accounts was approximately 56% at September 30, 2020 and 60% at September 30, 2019.

•Group ASO commercial medical membership decreased 14,700 members, or 2.8%, from September 30, 2019 to September 30, 2020 primarily reflecting the loss of certain large group accounts due to continued discipline in pricing of services for self-funded accounts amid a highly competitive environment and the impact of the current economic downturn driven by the COVID-19 pandemic as previously discussed, partially offset by more small group accounts selecting level-funded ASO products. Small group membership comprised 45% of group ASO medical membership at September 30, 2020 versus 39% at September 30, 2019.
•Military services membership increased 17,700 members, or 0.3%, from September 30, 2019 to September 30, 2020. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 85,800 members, or 1.6%, from September 30, 2019 to September 30, 2020 primarily due the loss of certain group accounts offering stand-alone dental and vision products, as well as the impact of the current economic downturn driven by the COVID-19 pandemic as previously discussed.
Premiums Revenue
•Group and Specialty segment premiums decreased $85 million, or 5.1%, from $1.7 billion in the 2019 quarter to $1.6 billion in the 2020 quarter and decreased $149 million, or 3.0%, from $5.0 billion in the 2019 period to $4.9 billion in the 2020 period. These decreases were primarily due to the decline in our fully-insured group commercial membership, partially offset by higher stop-loss revenues related to our level-funded ASO accounts resulting from membership growth in this product and higher per member premiums across the fully-insured commercial business.
Services Revenue
•Group and Specialty segment services revenue decreased $11 million, or 5.5%, from $200 million in the 2019 quarter to $189 million in the 2020 quarter and decreased $11 million, or 1.9%, from $587 million in the 2019 period to $576 million the 2020 period. These decreases were primarily due to lower ASO membership described previously.
Benefits Expense
•The Group and Specialty segment benefit ratio increased 670 basis points from 86.3% in the 2019 quarter to 93.0% in the 2020 quarter primarily due to ongoing pandemic relief efforts, primarily surrounding initiatives to ease administrative and financial stress for providers and employers, including premium rate relief for select employer groups and the payment of monthly stipends to support participating dental providers, and meaningful COVID-19 testing and treatment costs for fully-insured commercial group medical members as several of our key commercial markets were located in areas more significantly impacted by COVID-19. These items were partially offset by the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products, the temporary deferral of non-essential care as previously discussed, and higher favorable prior-period medical claims reserve development. Utilization returned faster for fully-insured commercial group members as compared to members in the Retail segment, but remained below historic baseline levels at the close of the 2020 quarter.
•The Group and Specialty segment benefit ratio decreased 340 basis points from 83.0% in the 2019 period to 79.6% in the 2020 period primarily as the result of significantly depressed utilization levels experienced during the first half of 2020 as previously discussed, the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products, as well as higher favorable prior-period medical claims development. These items were partially offset by COVID-19 testing and treatments costs, and our ongoing pandemic relief efforts as previously described.

•The Group and Specialty segment's benefits expense included $13 million in favorable prior-period medical claims reserve development in the 2020 quarter versus $1 million in the 2019 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 80 basis points in the 2020 quarter and by approximately 10 basis points in the 2019 quarter. The Group and Specialty segment's benefits expense included the effect of a favorable prior-period medical claims reserve development of $43 million in the 2020 period versus an unfavorable prior-period medical claims reserve development of $35 million in the 2019 period. The favorable prior-period medical claims reserve development for the 2020 period decreased the Group and Specialty segment benefit ratio by approximately 90 basis points and the unfavorable development for the 2019 period increased the Group and Specialty segment benefit ratio 70 basis points.
Operating Costs
•The Group and Specialty segment operating cost ratio increased 330 basis points from 21.9% for the 2019 quarter to 25.2% for the 2020 quarter and increased 210 basis points from 21.9% for the 2019 period to 24.0% for the 2020 period. These increases were primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020 and COVID-19 related administrative costs as previously discussed. These increases were partially offset by significant operating cost efficiencies driven by previously disclosed productivity initiatives. The non-deductible health insurance industry fee impacted the operating cost ratio by 130 basis points in the 2020 quarter and period.

Healthcare Services Segment

	For the three months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Revenues:
Services:
Provider services	$81	$104	$(23)	(22.1)%
Pharmacy solutions	157	53	104	196.2%
Clinical care services	26	32	(6)	(18.8)%
Total services revenues	264	189	75	39.7%
Intersegment revenues:
Pharmacy solutions	6,158	5,673	485	8.5%
Provider services	573	591	(18)	(3.0)%
Clinical care services	134	149	(15)	(10.1)%
Total intersegment revenues	6,865	6,413	452	7.0%
Total services and intersegment revenues	$7,129	$6,602	$527	8.0%
Segment earnings	$249	$212	$37	17.5%
Operating cost ratio	96.4%	96.2%		0.2%

	For the nine months ended September 30,		Change
	2020	2019	Dollars	Percentage
	(in millions)
Revenues:
Services:
Pharmacy solutions	$425	$134	$291	217.2%
Provider services	236	265	(29)	(10.9)%
Clinical care services	80	103	(23)	(22.3)%
Total services revenues	741	502	239	47.6%
Intersegment revenues:
Pharmacy solutions	18,275	16,335	1,940	11.9%
Provider services	1,724	1,792	(68)	(3.8)%
Clinical care services	415	457	(42)	(9.2)%
Total intersegment revenues	20,414	18,584	1,830	9.8%
Total services and intersegment revenues	$21,155	$19,086	$2,069	10.8%
Segment earnings	$816	$611	$205	33.6%
Operating cost ratio	95.8%	96.3%		(0.5)%

Segment Earnings
•Healthcare Services segment earnings increased $37 million, or 17.5%, from $212 million in the 2019 quarter to $249 million in the 2020 quarter and increased $205 million, or 33.6%, from $611 million in the 2019 period to $816 million in the 2020 period. These increases were primarily due to operational improvements and reduced utilization resulting from COVID-19 in our provider services business. These improvements were partially offset by COVID-19 administrative related costs, including expenses associated with additional safety measures for our provider and clinical teams who have continued to provide services to members during the COVID-19 pandemic. The 2020 period was further impacted by higher earnings from our pharmacy operations.
Script Volume
•Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 119 million in the 2020 quarter, up 3%, versus scripts of approximately 116 million in the 2019 quarter. For the 2020 period, script volumes increased to approximately 356 million, up 5%, versus scripts of approximately 339 million in the 2019 period. These increases were primarily due to the growth associated with higher individual Medicare Advantage and state-based contracts membership along with the impact of early prescription refills as members prepared for extended supply needs in response to COVID-19. These increases were partially offset by the decline in stand-alone PDP membership.
Services Revenues
•Services revenues increased $75 million, or 39.7%, from $189 million in the 2019 quarter to $264 million in the 2020 quarter and increased $239 million, or 47.6%, from $502 million in the 2019 period to $741 million in the 2020 period. These increases were primarily due to the additional pharmacy revenues associated with the acquisition of Enclara in the 2020 period.
Intersegment Revenues
•Intersegment revenues increased $452 million, or 7.0%, from $6.4 billion in the 2019 quarter to $6.9 billion in the 2020 quarter and increased $1.8 billion, or 9.8%, from $18.6 billion in the 2019 period to $20.4 billion in the 2020 period. These increases were primarily due to strong Medicare Advantage membership growth, partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP membership. The 2020 period was also impacted by the modest increase in pharmacy revenues as a result of us allowing early prescription refills to permit members to prepare for extended supply needs in response to COVID-19 and a slight shift by members to 90-day mail supply.
Operating Costs
•The Healthcare Services segment operating cost ratio increased 20 basis points from 96.2% for the 2019 quarter to 96.4% for the 2020 quarter primarily due to COVID-19 administrative related costs, including expenses associated with additional safety measures taken for our pharmacy, provider, and clinical teams who have continued to provide services to members during the COVID-19 pandemic. The increase further reflects higher costs incurred in the pharmacy business to ensure timely delivery of prescriptions amid the COVID-19 pandemic. These costs were partially offset by operational improvements and reduced utilization resulting from COVID-19 in our provider services business, as well as significant operating cost efficiencies in the 2020 quarter driven by previously disclosed productivity initiatives. The Healthcare Services segment operating cost ratio decreased 50 basis points from 96.3% for the 2019 period to 95.8% for the 2020 period as a result of the net favorable impact of the same factors affecting the 2020 quarter.

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
Cash and cash equivalents increased to approximately $8.0 billion at September 30, 2020 from $4.1 billion at December 31, 2019. The change in cash and cash equivalents for the nine months ended September 30, 2020 and 2019 is summarized as follows:

	Nine Months Ended
	2020	2019
	(in millions)
Net cash provided by operating activities	$5,356	$4,772
Net cash used in investing activities	(3,010)	(477)
Net cash provided by (used in) financing activities	1,585	(1,111)
Increase in cash and cash equivalents	$3,931	$3,184
Cash Flow from Operating Activities
Our operating cash flows for the 2020 period increased from the 2019 period due primarily to higher income from operations.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019	2020 Period Change	2019 Period Change
	(in millions)
IBNR (1)	$5,149	$4,150	$999	$656
Reported claims in process (2)	1,167	628	539	467
Other benefits payable (3)	1,892	1,226	666	235
Total benefits payable	$8,208	$6,004	$2,204	$1,358
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
The increase in benefits payable from December 31, 2019 to September 30, 2020 was primarily due to an increase in IBNR primarily as a result of Medicare Advantage membership growth, as well as increases in amounts owed to providers under the capitated and risk sharing arrangements, which were affected by the response to COVID-19 and resulting deferral of care impact on medical claims reserves, and an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff. The increases in benefits payable from December 31, 2018 to September 30, 2019 were due to an increase in IBNR primarily as a result of Medicare Advantage membership growth and an increase in the amount of processed but unpaid claims which fluctuate due to month-end cutoff.
The detail of total net receivables was as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019	2020 Period Change	2019 Period Change
	(in millions)
Medicare	$863	$835	$28	$(198)
Commercial and other	209	162	47	17
Military services	141	128	13	8
Allowance for doubtful accounts	(78)	(69)	(9)	6
Total net receivables	$1,135	$1,056	$79	$(167)
Reconciliation to cash flow statement:
Receivables from disposition (acquisition) of business			3	(12)
Change in receivables per cash flow statement resulting in cash from operations			$82	$(179)
The changes in Commercial and other receivables for the 2020 period were primarily as a result of Medicaid membership growth. The changes in Medicare receivables for both the 2020 period and the 2019 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
In the first quarter of 2020, we acquired privately held Enclara for cash consideration of approximately $709 million, net of cash received as discussed in Note 3 to the condensed consolidated financial statements.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $668 million in the 2020 period and $506 million in the 2019 period.

Net purchases of investment securities in the 2020 period were $1.6 billion as compared to net proceeds from investment securities sales and maturities of $29 million in the 2019 period.
Cash Flow from Financing Activities
Claims payments were $283 million higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk in the 2020 period and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claims payments by $113 million in the 2019 period.
Under our administrative services only TRICARE contracts, reimbursements from the federal government exceeded health care cost payments for which we do not assume risk by $9 million in the 2020 period and health care cost payments for which we do not assume risk exceeded reimbursements from the federal government by $102 million in the 2019 period.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of September 30, 2020 were $1,088 million.
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
On July 31, 2019, we entered into an accelerated stock repurchase agreement, the July 2019 ASR, with Citibank, N.A., or Citi, to repurchase $1 billion of our common stock. On August 2, 2019, we made a payment of $1 billion to Citi and received an initial delivery of 2.7 million shares of our common stock. We also acquired common shares in connection with employee stock plans for an aggregate cost of $30 million in the 2020 period and $10 million in the 2019 period.
In March 2020, we drew $1 billion on our existing term loan commitment.
Net proceeds from the issuance of commercial paper were $21 million in the 2020 period and net repayments from the issuance of commercial paper were $358 million in the 2019 period. The maximum principal amount outstanding at any one time during the 2020 period was $600 million.
We paid dividends to stockholders of $239 million during the 2020 period and $216 million during the 2019 period.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2020 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $2.4 billion at September 30, 2020 compared to $1.4 billion at December 31, 2019. This increase primarily was due to the net proceeds from the issuance of senior notes, proceeds from a term loan, and commercial paper issuance. The increase was further impacted by regulated subsidiary dividends and non-regulated subsidiary earnings in our Healthcare Services segment. These increases were partially offset by the Enclara acquisition, capital expenditures, cash dividends to shareholders, and other working capital changes. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2020, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $9.3 billion, which exceeded aggregate minimum regulatory requirements of $6.4 billion. The amount of dividends paid to our parent company was approximately $360 million during the nine months ended September 30, 2020 compared to $1.4 billion during the nine months ended September 30, 2019. Actual dividends paid may vary year over year due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at September 30, 2020. Our net unrealized position increased $280 million from a net unrealized gain position of $211 million at December 31, 2019 to a net unrealized gain position of $491 million at September 30, 2020. At September 30, 2020, we had gross unrealized losses of $14 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the nine months ended September 30, 2020. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.1 years as of September 30, 2020 and approximately 2.5 years as of December 31, 2019. The decline in the average duration is reflective of the increased holdings of cash and cash equivalents, along with other portfolio management activities. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $452 million at September 30, 2020.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2020.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged which was declared a pandemic by the World Health Organization on March 11, 2020, and has now spread globally including throughout the United States. The spread of COVID-19 underscores certain risks we face in our business, including those discussed in our Form 10-K for the fiscal year ended December 31, 2019.

Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, increasing the potential for harm for our members. If the spread of COVID-19 is not contained, the premiums we charge may prove to be insufficient to cover the cost of health care services delivered to our members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs. Over time, we may also experience increased costs or decreased revenues if, as a result of our members being unable to see their providers due to actions taken to mitigate the spread of COVID-19, we are unable to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles. In addition, we are offering our members expanded benefit coverage, such as waiving out of pocket costs for COVID-19 diagnostic testing and treatment, certain additional coverages have been mandated by governmental action and we are taking actions designed to help provide financial and administrative relief for the health care provider community. Such measures and any further steps taken by us, or governmental action, to continue to respond to and to address the ongoing impact of COVID-19, including further expansion or modification of the services delivered to our members, the adoption or modification of regulatory requirements associated with those services and the costs and challenges associated with ensuring timely compliance with such requirements, to provide further relief for the health care provider community, or in connection with the relaxation of stay-at-home and physical distancing orders and other restrictions on movement and economic activity, including the potential for widespread testing and therapeutic treatments and a vaccine, once available, as a component of lifting these measures, could adversely impact our profitability.
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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19, changes to our benefit coverages, the ongoing costs and business impacts of dealing with COVID-19, including the potential costs and impacts associated with lifting, or reimposing restrictions on movement and economic activity and related risks. The magnitude and duration of the pandemic and its ultimate impact on our business, results of operations, financial position, and cash flows is uncertain as this continues to evolve globally, but such impacts could be material to our business, results of operations, financial position and cash flows.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2020	—	$—	—	$—
August 2020	—	—	—	—
September 2020	—	—	—	—
Total	—	$—	—
(1)On July 30, 2019, the Board of Directors replaced a previous share repurchase authorization of up to $3 billion with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring on June 30, 2022. Under our share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions (including pursuant to accelerated share repurchase agreements with investment banks), subject to certain regulatory restrictions on volume, pricing, and timing. Our remaining repurchase authorization was approximately $2 billion as of November 2, 2020.
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

3(ii)	By-Laws of Humana Inc., as amended on December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K, filed December 14, 2017).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) the Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) the Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 3, 2020	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)