Form 10-K
period 2020-12-31
HUMANA INC
filed 2021-02-18
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2020 was $50,711,683,757 calculated using the average price on June 30, 2020 of $384.15 per share.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2021 was 128,861,929.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 22, 2021. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

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
As of December 31, 2020, we had approximately 17 million members in our medical benefit plans, as well as approximately 5 million members in our specialty products. During 2020, 83% of our total premiums and services revenue were derived from contracts with the federal government, including 14% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 728,300 members as of December 31, 2020.
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
This Annual Report on Form 10-K, or 2020 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2020 Form 10-K for a description of a number of factors that may adversely affect our results or business.

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

Our Retail Segment Products
This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2020:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$51,697	68.0%
Group Medicare Advantage	7,774	10.2%
Medicare stand-alone PDP	2,742	3.6%
Total Retail Medicare	62,213	81.8%
State-based Medicaid	4,223	5.6%
Medicare Supplement	688	0.9%
Total premiums	67,124	88.3%
Services	19	—%
Total premiums and services revenue	$67,143	88.3%

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
Individual Medicare Advantage Products
We contract with CMS under the Medicare Advantage program to provide a comprehensive array of health insurance benefits, including wellness programs, chronic care management, and care coordination, to Medicare eligible persons under HMO, PPO, Private Fee-For-Service, or PFFS, and Special Needs Plans, including Dual Eligible Special Needs, or D-SNP, plans in exchange for contractual payments received from CMS, usually a fixed payment per member per month. With each of these products, the beneficiary receives benefits in excess of Medicare FFS, typically including reduced cost sharing, enhanced prescription drug benefits, care coordination, data analysis techniques to help identify member needs, complex case management, tools to guide members in their health care decisions, care management programs, wellness and prevention programs and, in some instances, a reduced monthly Part B premium. Most Medicare Advantage plans offer the prescription drug benefit under Part D as part of the basic plan, subject to cost sharing and other limitations. Accordingly, all of the provisions of the Medicare Part D program described in connection with our stand-alone prescription drug plans in the following section also are applicable to most of our Medicare Advantage plans. Medicare Advantage plans may charge beneficiaries monthly premiums and other copayments for Medicare-covered services or for certain extra benefits. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1.
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
CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits) to establish the risk-adjustment payments. Under the risk-adjustment methodology, all health benefit organizations must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2020, 50% of the risk score was calculated from claims data submitted through EDS. CMS increased that percentage to 75% for 2021 and will complete the phased-in transition from RAPS to EDS by using only EDS data to calculate risk scores in 2022. For more information refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data and Item 1A. - Risk Factors.
At December 31, 2020, we provided health insurance coverage under CMS contracts to approximately 3,962,700 individual Medicare Advantage members, including approximately 728,300 members in Florida. These Florida contracts accounted for premiums revenue of approximately $10.9 billion, which represented approximately 21.1% of our individual Medicare Advantage premiums revenue, or 14.4% of our consolidated premiums and services revenue for the year ended December 31, 2020.
Our individual Medicare Advantage products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2021, and all of our product offerings filed with CMS for 2021 have been approved.

Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, titled “Medicare Part D.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2021, and all of our product offerings filed with CMS for 2021 have been approved.
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
Group Medicare Advantage and Medicare stand-alone PDP
We offer products that enable employers that provide post-retirement health care benefits to replace Medicare wrap or Medicare supplement products with Medicare Advantage or stand-alone PDPs from Humana. These products are primarily offered as PPO plans on the same Medicare platform as individual Medicare Advantage plans. These plans offer the same types of benefits and services available to members in our individual Medicare plans discussed previously, however, group Medicare Advantage plans typically have richer benefit offerings than individual Medicare Advantage plans, including prescription drug coverage in the gap, for instance, due to the desire of many customers to closely match their pre-retirement benefit structure.

Medicare Supplement
We also offer Medicare supplement products that helps pay the medical expenses that Medicare FFS does not cover, such as copayments, coinsurance and deductibles.
State-based Medicaid Contracts
Through our state-based contracts, we serve members enrolled in Medicaid, a program funded by both the federal and state governments and administered by states to care for their most vulnerable populations. Within federal guidelines, states determine whom to cover, but general categories for traditional Medicaid programs include: children and some adults receiving assistance through Temporary Assistance to Needy Families, or TANF, and Aged, Blind, and Disabled, or ABD, adults. Through the Long-Term Support Services, or LTSS, program, states offer programs to deliver support services to people who receive home and community or institution-based services for long-term care.
We have contracts in several states to serve Medicaid-eligible members. In Florida, we cover the traditional programs (TANF and ABD members), as well as provide LTSS services. In Kentucky, we serve the traditional programs. Originally, our Kentucky Medicaid contract was subject to a 100% coinsurance contract with CareSource Management Group Company, ceding all the risk to CareSource; however, effective January 1, 2020, we terminated the reinsurance agreement with CareSource and assumed full administration and financial risk. In 2021, our Medicaid business significantly expanded in several states, including in Wisconsin with the acquisition of iCare on

January 1, 2021, in Oklahoma with a new contract award; and in South Carolina with the approval to participate in its traditional managed Medicaid program.
We also serve members who qualify for both Medicaid and Medicare, referred to as “dual eligible," through our Medicaid, Medicare Advantage, and stand-alone prescription drug plans. As the dual eligible population represents a disproportionate share of costs, Humana is participating in varied integration models designed to improve health outcomes and reduce avoidable costs. These programs largely operate separately from traditional Medicaid and LTSS programs. We currently serve dual eligible members under CMS’s dual eligible demonstration program in Illinois, and have been approved to participate in South Carolina’s dual demonstration program starting in January 2022.
As part of our individual Medicare Advantage products, we also offer D-SNP plans. In connection with offering a D-SNP plan in a particular state, we are required to enter into a special coordinating contract with the applicable state Medicaid agency. To meet federal requirements that took effect in 2021, states have begun to implement new D-SNP requirements to strengthen Medicaid-Medicare integration requirements for D-SNPs. Some states are also moving to support the dual eligible population by linking D-SNP participation to enrollment in a plan that also participates in a state-based Medicaid program to coordinate and integrate both Medicare and Medicaid benefits.

Our Group and Specialty Segment Products
The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision and life insurance benefits, as well as administrative services only, or ASO products as described in the discussion that follows. The following table presents our premiums and services revenue for the Group and Specialty segment by product for the year ended December 31, 2020:

	Group and Specialty Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
External Revenue:
Premiums:
Fully-insured commercial group	$4,761	6.3%
Specialty	1,699	2.2%
Total premiums	6,460	8.5%
Services	780	1.0%
Total premiums and services revenue	$7,240	9.5%
Intersegment services revenue	$29	n/a
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
Our ASO products are offered to small group and large group employers who self-insure their employee health plans. We receive fees to provide administrative services which generally include the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products may include all of the same benefit and product design characteristics of our fully-insured HMO, PPO, or POS products described previously. Under ASO contracts, self-funded employers generally retain the risk of financing the costs of health benefits, with large group customers retaining a greater share and small group customers a smaller share of the cost of health benefits.  All small group ASO customers and many large group ASO customers purchase stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs.
Employers can customize their offerings with optional benefits such as dental, vision, and life products. We also offer optional benefits such as dental and vision to individuals.
Military Services
Under our TRICARE contracts with the United States Department of Defense, or DoD, we provide administrative services to arrange health care services for the dependents of active duty military personnel and for retired military personnel and their dependents. We have participated in the TRICARE program since 1996 under contracts with the DoD. Under our contracts, we provide administrative services while the federal government retains all of the risk of the cost of health benefits. Accordingly, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement. On January 1, 2018, we began to deliver services under the T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately six million TRICARE beneficiaries. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.

Our Healthcare Services Segment Products
The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment is comprised of stand-alone businesses that offer services including pharmacy solutions, provider services, clinical care services, and predictive modeling and informatics services to other Humana businesses, as well as external health plan members, external health plans, and other employers or individuals and are described in the discussion that follows. Our intersegment revenue is described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2020:

	Healthcare Services Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Pharmacy solutions	$24,587	n/a
Provider services	2,266	n/a
Clinical care services	566	n/a
Total intersegment revenue	$27,419
External services revenue:
Pharmacy solutions	$581	0.8%
Provider services	328	0.4%
Clinical care services	107	0.1%
Total external services revenue	$1,016	1.3%
n/a – not applicable
Pharmacy solutions
Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand, generic, and specialty drugs and diabetic supplies through Humana Pharmacy, Inc.

Provider services
We operate full-service, multi-specialty medical centers in a number of states, including Florida, Kansas, Louisiana, Missouri, Nevada, North Carolina, South Carolina, and Texas, staffed by primary care providers and medical specialists with a primary focus on the senior population under our Care Delivery Organization, or CDO. CDO operates these clinics primarily under the Conviva, Partners in Primary Care or Family Physicians Group, or FPG, brands. Our care delivery subsidiaries operate our medical center business through both employed physicians and care providers, and through third party management service organizations with whom we contract to arrange for and manage certain clinical services. CDO currently operates 156 medical centers and employs or contracts with 662 primary care providers, serving approximately 255,400 members, generally under risk sharing arrangements with Humana and third party health plans.

CDO also operates a Medical Services Organization, or MSO, through Conviva that coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. This MSO provides resources in care coordination, financial risk management, clinical integration and patient engagement that help physicians improve the patient experience as well as care outcomes. Conviva’s MSO collaborates with physicians, medical groups and integrated delivery systems to successfully transition to value-based care by engaging, partnering and offering practical services and solutions.

In February 2020, Partners in Primary Care entered into a strategic partnership with Welsh, Carson, Anderson & Stowe to open a minimum of 50 additional payor-agnostic, senior-focused primary care centers over the next three years and in 2018 we acquired FPG serving Medicare Advantage and Managed Medicaid HMO patients through its senior focused clinics in Greater Orlando, Florida.  Also, during 2018, we acquired the remaining equity interest in Miami, Florida based MCCI Holdings, LLC, or MCCI, a privately held management service organization and healthcare provider that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. See Note 3 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.

Clinical care services
Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs. Clinical care services include the operations of Humana At Home, Inc., or Humana At Home®. As a chronic-care provider of in-home care for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. We focus our deployment of these services in geographies with a high concentration of members living with multiple chronic conditions. The clinical support and care provided by Humana At Home is designed to improve health outcomes and result in a higher number of days members can spend at their homes instead of in an acute care facility. At December 31, 2020, we have enrolled approximately 910,600 members, with complex chronic conditions participating in a Humana Chronic Care Program, reflecting enhanced predictive modeling capabilities and focus on proactive clinical outreach and member engagement, particularly for our Medicare Advantage membership. These members may not be unique to each program since members have the ability to enroll in multiple programs. We believe these initiatives lead to better health outcomes for our members and lower health care costs.
We have committed additional investments in our home care capabilities with our acquisition of a 40% minority interest in Kindred at Home, Inc., or Kindred at Home, and Curo Health Services, or Curo, which combined creates the nation's largest home health and hospice provider with significant overlap with our individual Medicare Advantage business. See Note 4 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.
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

Membership
The following table summarizes our total medical membership at December 31, 2020, by market and product:

	Retail Segment					Group and Specialty Segment
	(in thousands)
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts	Fully- insured commercial Group	ASO	Military services	Total	Percent of Total
Florida	728.3	7.5	169.7	18.1	594.4	135.2	40.1	—	1,693.3	10.1%
Texas	319.7	247.9	266.9	27.4	—	114.0	33.4	—	1,009.3	6.0%
Kentucky	107.3	69.2	167.0	7.4	168.6	94.6	136.5	—	750.6	4.5%
Georgia	196.0	1.9	101.8	11.1	—	113.6	77.9	—	502.3	3.0%
California	95.1	0.9	383.9	20.7	—	—	—	—	500.6	3.0%
Illinois	139.1	26.1	153.1	8.0	9.4	26.9	39.3	—	401.9	2.4%
Ohio	164.0	22.1	109.9	40.5	—	26.9	31.1	—	394.5	2.3%
Missouri/Kansas	105.9	4.7	166.3	14.2	—	35.5	28.6	—	355.2	2.1%
North Carolina	188.6	0.4	133.6	6.6	—	—	—	—	329.2	2.0%
Tennessee	152.4	3.7	97.8	8.3	—	36.5	21.2	—	319.9	1.9%
Louisiana	183.4	13.5	53.7	3.8	—	43.9	20.1	—	318.4	1.9%
Virginia	134.4	3.9	118.6	9.1	—	—	—	—	266.0	1.6%
Indiana	120.0	6.7	102.0	11.6	—	17.5	6.9	—	264.7	1.6%
Wisconsin	61.1	5.6	87.3	7.5	—	51.0	29.4	—	241.9	1.4%
Michigan	89.9	20.2	102.9	6.1	—	1.4	—	—	220.5	1.3%
Alabama	75.4	82.5	55.7	5.0	—	—	—	—	218.6	1.3%
Arizona	99.5	0.4	78.2	9.0	—	19.1	7.9	—	214.1	1.3%
New York	75.2	6.4	113.0	8.1	—	—	—	—	202.7	1.1%
Military services	—	—	—	—	—	—	—	5,998.7	5,998.7	35.6%
Others	927.4	89.6	1,405.3	113.1	—	61.3	32.5	—	2,629.2	15.6%
Totals	3,962.7	613.2	3,866.7	335.6	772.4	777.4	504.9	5,998.7	16,831.6	100.0%
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
At December 31, 2020, approximately 1,465,700 members, or 8.7% of our medical membership, were covered under risk-based contracts, which provide all member benefits, including 1,231,900 individual Medicare Advantage members, or 31.1% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and measure the financial performance of our capitated providers and require guarantees in certain instances. However, we delegated claim processing functions under capitation arrangements covering approximately 230,400 HMO members, including 224,300 individual Medicare Advantage members, or 18.2% of the 1,231,900 individual Medicare Advantage members covered under risk-based contracts at December 31, 2020, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $2.4 billion, or 3.9% of total benefits expense, for the year ended December 31, 2020. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

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
At December 31, 2020, we employed approximately 1,400 sales representatives, as well as approximately 1,600 telemarketing representatives who assisted in the marketing of Medicare products, including Medicare Advantage and PDP, in our Retail segment and specialty products in our Group and Specialty segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Wal-Mart Stores, Inc., or Wal-Mart, for our individual Medicare Stand-Alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
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

Underwriting
Since 2014, the Patient Protection and Affordability Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Health Care Reform Law, requires certain group health plans to guarantee issuance and renew coverage without pre-existing condition exclusions or health-status rating adjustments. Accordingly, certain group health plans are not subject to underwriting. Further, underwriting techniques are not employed in connection with our individual Medicare, military services, or Medicaid products because government regulations require us to accept all eligible applicants regardless of their health or medical history.

Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2020 Form 10-K.

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
For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2020 Form 10-K.

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

Human Capital Management
Our associates are essential to our success in delivering on our core strategy, and creating positive healthcare experiences for our members. We are committed to recruiting, developing, and retaining strong, diverse teams, actively promoting a culture of inclusion and diversity. As of December 31, 2020, we had approximately 48,700 associates and approximately 900 additional medical professionals working under management agreements primarily between us and affiliated physician-owned associations.
Our Culture
We believe that our members' experience is linked to our associates' experience and that engaged, productive associates are the key to building a healthy company, creating a caring environment that enables our associates to go above and beyond for our members, driving innovation, and allowing for fulfilling experiences that incentivize them to stay with us over the long-term. Each year, we measure our success and opportunities to advance through our annual, third-party administered Associate Experience Survey. Results of the 2020 survey showed that 93% of associates are highly engaged. To continue to build on these results, we provide the survey results to our entire associate population and encourage leaders to use the information to create open, honest action plans with their teams to further deepen our collective engagement.
Inclusion and Diversity
Our associates’ vast experiences and perceptions, their unique characteristics, backgrounds and beliefs, drive the groundbreaking, strategic thinking that gives our Company its competitive edge. We are committed to having balanced diversity at all levels of the Company and have developed a pathway for top, diverse talent within our recruiting initiatives. To achieve our recruiting and hiring goals we partner with local and national advocacy groups to provide information about open roles, assistance with resume preparation and application submission.
We have also incorporated balanced interview panels into our interview process, through which we strategically engage a broad spectrum of interviewers that bring greater diversity and perspective. This proven best practice strengthens the candidate experience and hiring of diverse talent, ensuring we get the right talent for any given role, and minimizes the potential for personal blind spots when evaluating candidates.
Pay and Benefits Philosophy, Compensation and Financial Security
Our Company’s pay and benefits structure is designed to motivate and reward our associates at all levels of the organization for their skill development, demonstration of our values and performance. While our programs vary by location and business, they may include:

Financial	Health	Life
Competitive Base Pay	Medical, Dental and Vision Benefits	Paid time off, paid holidays and jury duty pay
Associate Incentive Plan (Annual Bonus)	Supplemental Health Benefits	Paid Parental Leave
Supplemental Pay (Including Overtime)	Long-term Care Insurance	Caregiver Time Off Program
Recognition Pay and Service Awards	Wellness and Rewards Program	Employee Assistance Program
401(k) Retirement Savings Plan with Company Match Program	Health Plan Incentives	Associate Discount Programs and Services
Life insurance	On-site Health and Fitness Centers	Helping Hands Program
Short- and Long-Term Disability Insurance	On-site Health Screenings and Vaccinations	Transit Services

Talent Development and Growth Opportunities
We champion the individual goals and development of our associates, and provide a number of programs to ensure that our associates have the resources and support they need to deliver on their passion. We provide opportunities for our associates to earn professional certifications through continued education programs and to participate in instructor-led and online courses designed to strengthen soft and hard-skills and enhance leadership development. Our Career Cultivation team sponsors workshops and events to promote associate accountability within their personal and professional growth as part of overall career development. Our associates are also encouraged to participate in mentoring programs with people of various backgrounds and cultures. We view mentoring as an essential development tool for sharing skills and knowledge so we can all succeed. Our commitment to mentoring feeds the successful future of our Company. Additionally, we utilize development programs to enhance talent within our organizations through targeted internal initiatives, where we aim to upskill and reskill existing associates for opportunities in new career pathways.
COVID-19
Our response to the pandemic and performance throughout 2020 would not have been possible without the extraordinary, resilient efforts of our associates, who went above and beyond to continually meet the needs of our stakeholders while facing their own daily challenges as a result of COVID-19. To support them, we quickly transitioned nearly all of our workforce to a remote work environment, while ensuring that our frontline care providers, clinicians, and pharmacists who continued to care for our members and patients in our clinics and in the home, and ensure that they had access to their medications, had the equipment and space to safely do so. We also expanded our benefits to assist our associates who faced financial hardship and to address the difficulties that the pandemic presented to daily life. A few of those COVID-19 response initiatives are highlighted below.
• transitioning approximately 94% of the workforce to work-at-home and equipping them with the necessary technology and resources for a successful remote work environment.
• providing funding for emergency relief for elder and child caregiving and financial hardship from family job loss, food insecurity and household essentials.
• adjusting pay and leave policies to provide additional paid time off to manage personal challenges as a result of COVID-19 including school closings and child care.
Additional information related to our human capital can be found by referencing our Definitive Proxy Statement of the Annual Meeting of Stockholders scheduled to be held on April 22, 2021 appearing under the captions "Human Capital Management" and "Our COVID-19 Response."

Information About Our Executive Officers
Set forth below are names and ages of all of our current executive officers as of February 1, 2021, their positions, and the date first elected as an officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	58	President and Chief Executive Officer, Director	12/11	(1)

Vishal Agrawal, M.D.	46	Chief Strategy and Corporate Development Officer	12/18	(2)

Heather M. Carroll Cox	50	Chief Digital Health and Analytics Officer	08/18	(3)

Sam M. Deshpande	56	Chief Technology and Risk Officer	07/17	(4)

Susan M. Diamond	47	Segment President, Home Business	07/19	(5)

William K. Fleming, PharmD	53	Segment President, Clinical and Pharmacy Solutions	03/17	(6)

Christopher H. Hunter	52	Segment President, Group and Military Business	01/14	(7)

Timothy S. Huval	54	Chief Administrative Officer	12/12	(8)

Brian A. Kane	48	Chief Financial Officer	06/14	(9)

William H. Shrank, M.D., MSHS	49	Chief Medical and Corporate Affairs Officer	04/19	(10)

Joseph C. Ventura	44	Chief Legal Officer	02/19	(11)

T. Alan Wheatley	53	Segment President, Retail	03/17	(12)

Cynthia H. Zipperle	58	Senior Vice President, Chief Accounting Officer and Controller	12/14	(13)
(1)Mr. Broussard currently serves as Director, President and Chief Executive Officer (Principal Executive Officer), having held these positions since January 1, 2013. Mr. Broussard was elected President upon joining the Company in December 2011 and served in that capacity through December 2012. Prior to joining the Company, Mr. Broussard was Chief Executive Officer of McKesson Specialty/US Oncology, Inc. US Oncology was purchased by McKesson in December 2010. At US Oncology, Mr. Broussard served in a number of senior executive roles, including Chief Financial Officer, Chief Executive Officer, and Chairman of the Board.
(2)Dr. Agrawal currently serves as Chief Strategy and Corporate Development Officer, having joined the company in December 2018.  Prior to joining the company, Dr. Agrawal was Senior Advisor for The Carlyle Group L.P., having held that position from October 2017 to December 2018.  Previously, Dr. Agrawal was President and Chief Growth Officer of Ciox Health, the largest health information exchange and release of information services organization in the U.S. from December of 2015 to October 2018.  Prior to joining Ciox Health, Dr. Agrawal served as President of Harris Healthcare Solutions from January 2013 to December 2015.
(3)Ms. Cox currently serves as Chief Digital Health and Analytics Officer, having joined the Company in August 2018. Prior to joining the Company, Ms. Cox served as Chief Technology and Digital Officer at USAA, where she led the teams responsible for designing and building personalized and digitally-enabled end-to-end experiences for USAA members. Prior to USAA, Heather was the CEO of Citi FinTech at Citigroup, Inc., helping the company adapt to a future dominated by mobile technology, and she headed Card Operations, reshaping customer and digital experience for Capital One.

(4)Mr. Deshpande currently serves as Chief Technology and Risk Officer, having been elected to this position in August 2019, from his prior role as Chief Risk Officer. Before joining Humana in July 2017, Mr. Deshpande spent 17 years at Capital One in key leadership positions, most recently as Business Chief Risk Officer for the U.S. and international card business. He previously served as the Business Chief Risk Officer and Head of Enterprise Services for the Financial Services Division, responsible for Business Risk, Data Science, Data Quality, Process Excellence and Project Management. He also led marketing and analysis for the Home Loans, Auto Finance, and Credit Card businesses, with responsibilities for business strategy, credit, product and marketing.
(5)Ms. Diamond currently serves as Segment President, Home Business, having been elected to this position in July 2019. Ms. Diamond joined the Company in June 2004 and has spent the majority of her Humana career in various leadership roles in the Medicare business, with a particular passion and emphasis on growth and consumer segmentation strategies for the Company’s individual Medicare Advantage and Stand Alone Part D offerings. Ms. Diamond also served for two and a half years as the Enterprise Vice President of Finance, where she was responsible for enterprise planning and forecasting, trend analytics and had responsibility for each of the Company’s line of business CFOs and controllers.
(6)Dr. Fleming currently serves as Segment President, Clinical and Pharmacy Solutions, where he is responsible for Humana’s Clinical Solutions (strategy, quality, trend, and operations), Pharmacy Solutions (PBM, mail, specialty, retail), and Enterprise Clinical Operating Model, having held this position since December 2019. Prior to that, Dr. Fleming held positions of Segment President, Healthcare Services as well as President of the Company’s pharmacy business. Dr. Fleming joined the Company in 1994.
(7)Mr. Hunter currently serves as Segment President, Group and Military Business, having been elected to this position in August 2018 after having previously served as the Company’s Chief Strategy Officer since January 2014.  Prior to joining the Company, Mr. Hunter served as President of Provider Markets at The TriZetto Group, Inc. from July 2012 until December 2013, and as Senior Vice President, Emerging Markets at BlueCross BlueShield of Tennessee from 2009 through July 2012. While at BlueCross BlueShield of Tennessee, Mr. Hunter was simultaneously President and Chief Executive Officer of Onlife Health, a national health and wellness subsidiary of BlueCross BlueShield of Tennessee.
(8)Mr. Huval currently serves as Chief Administrative Officer, having been elected to this position in July 2019, from his previous role as Chief Human Resources Officer. Prior to joining the Company, Mr. Huval spent 10 years at Bank of America in multiple senior-level roles, including Human Resources executive and Chief Information Officer for Global Wealth & Investment Management, as well as Human Resources executive for both Global Treasury Services and Technology & Global Operations.
(9)Mr. Kane currently serves as Chief Financial Officer, having been elected to this position in June 2014. He also oversees the operations of Humana's primary care business. Prior to joining the Company, Mr. Kane spent nearly 17 years at Goldman, Sachs & Co. As a managing director, he was responsible for client relationships as well as for leading strategic and financing transactions for a number of companies in multiple industries.
(10)Dr. Shrank currently serves as Chief Medical and Corporate Affairs Officer, having been elected to this position in July 2019, from his previous role as Chief Medical Officer. Before joining Humana in April 2019, Dr. Shrank served as Chief Medical Officer, Insurance Services Division at the University of Pittsburgh Medical Center, from 2016-2019, where he oversaw approximately $9 billion in annual health care expenditures for approximately 3.5 million members in Medicare, Medicaid, behavioral health, Managed Long Term Social Supports and commercial lines of business. He also developed and evaluated population health programs to further advance the medical center’s mission as an integrated delivery and financing system. Prior to that, Dr. Shrank served as Senior Vice President, Chief Scientific Officer, and Chief Medical Officer of Provider Innovation at CVS Health from 2013 to 2016. Prior to joining CVS Health, Dr. Shrank served as Director, Research and Rapid-Cycle Evaluation Group, for the Center for Medicare and Medicaid Innovation, part of CMS from 2011 to 2013, where he led the evaluation of all payment and health system delivery reform programs and developed the rapid-cycle strategy to promote continuous quality improvement. Dr. Shrank began his career as a practicing physician with Brigham and Women’s Hospital in Boston and as an Assistant Professor at Harvard Medical School. His research at Harvard focused on improving the quality of prescribing and the use of chronic medications. He has published more than 200 papers on these topics.
(11)Mr. Ventura currently serves as Chief Legal Officer. He joined the Company in January 2009 and since then has held various positions of increasing responsibility in the Company's Law Department, including most recently, Senior Vice President, Associate General Counsel & Corporate Secretary from July 2017 until February 2019.
(12)Mr. Wheatley currently serves as Segment President, Retail, having held this position since March 2017. During his long-tenured career with the Company, Mr. Wheatley has served in a number of key leadership roles, including Vice President of Medicare Service Operations and President of the East Region, one of the Company’s key Medicare geographies.
(13)Ms. Zipperle currently serves as Senior Vice President, Chief Accounting Officer and Controller, having held this position since December 2014. Ms. Zipperle previously served as the Vice President - Finance from January 2013 until her election to her current role, and as the Assistant Controller from January 1998 until January 2013.
Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. There are no family relationships among any of our executive officers.

ITEM 1A. RISK FACTORS
Risks Relating to Our Business
If we do not design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, if we are unable to implement clinical initiatives to provide a better health care experience for our members, lower costs and appropriately document the risk profile of our members, or if our estimates of benefits expense are inadequate, our profitability may be materially adversely affected. We estimate the costs of our benefits expense payments, and design and price our products accordingly, using actuarial methods and assumptions based upon, among other relevant factors, claim payment patterns, medical cost inflation, and historical developments such as claim inventory levels and claim receipt patterns. These estimates involve extensive judgment, and have considerable inherent variability because they are extremely sensitive to changes in claim payment patterns and medical cost trends. Accordingly, our reserves may be insufficient.
We use a substantial portion of our revenues to pay the costs of health care services delivered to our members, including claims payments, capitation payments to providers (predetermined amounts paid to cover services), estimates of future payments to hospitals and others for medical care provided to our members, and various other costs. Generally, premiums in the health care business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We also record benefits payable for future payments. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves, including premium deficiency reserves where appropriate. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to claim payment patterns and medical cost trends. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. These factors may include:
•increased use of medical facilities and services;
•increased cost of such services;
•increased use or cost of prescription drugs, including specialty prescription drugs;
•the introduction of new or costly treatments, prescription drugs, or new technologies;
•our membership mix;
•variances in actual versus estimated levels of cost associated with new products, benefits or lines of business, product changes or benefit level changes;
•changes in the demographic characteristics of an account or market;
•changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;
•changes in our purchase discounts or pharmacy volume rebates received from drug manufacturers and wholesalers, which are generally passed on to clients in the form of steeper price discounts;
•catastrophes, including acts of terrorism, public health emergencies, epidemics or pandemics (such as the spread of the novel coronavirus (COVID-19) or severe weather (e.g. hurricanes and earthquakes));
•medical cost inflation; and
•government mandated benefits, member eligibility criteria, or other legislative, judicial, or regulatory changes.

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
While we proactively attempt to effectively manage our operating expenses, increases or decreases in staff-related expenses, any costs associated with exiting products, additional investment in new products (including our opportunities in the Medicare programs, state-based contracts, and expansion of clinical capabilities as part of our integrated care delivery model), investments in health and well-being product offerings, acquisitions, new taxes and assessments, and implementation of regulatory requirements may increase our operating expenses.
Failure to adequately price our products or estimate sufficient benefits payable or effectively manage our operating expenses, may result in a material adverse effect on our results of operations, financial position, and cash flows.
We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program or competitors in the delivery of health care services. We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors through the Medicare Annual Enrollment Period. In addition, contracts for the sale of group commercial products are generally bid upon or renewed annually. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform, and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical and administrative costs.
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

We have made substantial investments in the Medicare program to enhance our ability to participate in these programs. The growth of our Medicare products is an important part of our business strategy, and the attendant concentration of revenues intensifies the risks to us inherent in Medicare products. Any failure to achieve this growth may have a material adverse effect on our results of operations, financial position, or cash flows.
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
If we fail to properly maintain the integrity of our data, to strategically maintain existing or implement new information systems, or to protect our proprietary rights to our systems, our business may be materially adversely affected.
Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to timely and accurately report our financial results depends significantly on the integrity of the data in our information systems. These systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to maintain effectively our information systems and data integrity, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, have regulatory or other legal problems, have difficulty preventing and detecting fraud, have increases in operating expenses, lose existing customers, have difficulty in attracting new customers, or suffer other adverse consequences.
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
We rely on our agreements with customers and service providers, confidentiality agreements with employees, and our trade secrets and copyrights to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. In addition, substantial litigation regarding intellectual property rights exists in the software industry, including litigation involving end users of software products. We expect software products to be increasingly subject to third-party infringement claims as the number of products and competitors in this area grows. The misappropriation of our proprietary information and/or third-party infringement claims against any software products we use could hinder our ability to market and sell products and services and may result in a material adverse effect on our results of operations, financial position and cash flows.
There can be no assurance that our information technology, or IT, process will successfully maintain and improve existing systems, develop new systems to support our expanding operations, integrate new systems, protect our proprietary information, or improve service levels. Failure to adequately protect and maintain the integrity of our information systems and data may result in a material adverse effect on our results of operations, financial position, and cash flows.
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
In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third party service providers to do the same, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party. We have been, and will likely continue to be, regular targets of attempted cybersecurity attacks and other security threats and may be subject to breaches of our information technology security systems. Although the impact of such attacks has not been material to our operations or results of operations, financial position, or cash flow through December 31, 2020, we can provide no assurance that we will be able to detect, prevent, or contain the effects of such cybersecurity attacks or other information security risks or threats in the future. A cybersecurity attack may penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions, cause shutdowns, or deploy viruses, worms, and other malicious software programs that attack our systems. A cybersecurity attack that bypasses our IT security systems, or the security of third party service providers, could materially affect us due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of our IT systems, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders.
The costs to detect, prevent, eliminate or address cybersecurity threats and vulnerabilities before or after an incident could be substantial. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members. In addition, breaches of our security measures or the security measures of third party service providers, and the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties, could expose our associates' or members’ private information and result in the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in significant regulatory fines or penalties, litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.
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
In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management, and offering of products and services. These include and could include in the future: claims relating to the methodologies for calculating premiums; claims relating to the denial of health care benefit payments; claims relating to the denial or rescission of insurance coverage; challenges to the use of some software products used in administering claims; claims relating to our administration of our Medicare Part D offerings; medical malpractice actions brought against our employed providers or affiliated physician-owned professional groups, based on our medical necessity decisions or brought against us on the theory that we are liable for a third-party providers' alleged malpractice; claims arising from any adverse medical consequences resulting from our recommendations about the appropriateness of providers’ proposed medical treatment plans for patients; allegations of anti-competitive and unfair business activities; provider disputes over compensation or non-acceptance or termination of provider contracts; disputes related to ASO business, including actions alleging claim administration errors; qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that we, as a government contractor, submitted false claims to the government including, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model; claims related to the failure to disclose some business practices; claims relating to customer audits and contract performance; claims relating to dispensing of drugs associated with our in-house dispensing pharmacies; and professional liability claims arising out of the delivery of healthcare and related services to the public.

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
A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 88% of our total premiums and services revenue for the year ended December 31, 2020. These programs involve various risks, as described further below.
•At December 31, 2020, under our contracts with CMS we provided health insurance coverage to approximately 728,300 individual Medicare Advantage members in Florida. These contracts accounted for approximately 14% of our total premiums and services revenue for the year ended December 31, 2020. The loss of these and other CMS contracts (which are generally renewed annually) or significant changes in the Medicare program as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.
•At December 31, 2020, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2020, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising 32 states and approximately six million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5 -year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option. The loss of the TRICARE T2017 East Region contract may have a material adverse effect on our results of operations, financial position, and cash flows.
•There is a possibility of temporary or permanent suspension from participating in government health care programs, including Medicare and Medicaid, if we are convicted of fraud or other criminal conduct in the performance of a health care program or if there is an adverse decision against us under the federal False Claims Act. As a government contractor, we may be subject to qui tam litigation brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. Litigation of this nature is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the lawsuit is unsealed, and the individual may continue to prosecute the action on his or her own.
•CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2020, 50% of the risk score was calculated from claims data submitted through EDS. CMS increased that percentage to 75% for 2021 and will complete the phased-in transition from RAPS to EDS by using only EDS data to calculate risk scores in 2022. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

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
We believe that CMS's statements and policies regarding the requirement to report and return identified overpayments received by MA plans are inconsistent with CMS's 2012 RADV audit methodology, and the Medicare statute's requirements. These statements and policies, such as certain statements contained in the preamble to CMS’s final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015 (which we refer to as the "Overpayment Rule"), and the Proposed Rule, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without addressing the principles underlying the FFS Adjuster referenced above. On September 7, 2018, the Federal District Court for the District of Columbia vacated CMS's Overpayment Rule, concluding that it violated the Medicare statute, including the requirement for actuarial equivalence, and that the Overpayment Rule was also arbitrary and capricious in departing from CMS's RADV methodology without adequate explanation (among other reasons). CMS has appealed the decision to the Circuit Court of Appeals.
We will continue to work with CMS to ensure that MA plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.

•Our CMS contracts which cover members’ prescription drugs under Medicare Part D contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions, certain of which are described below, affect our ultimate payments from CMS.
The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net asset of $95 million at December 31, 2020 and net payable of $170 million at December 31, 2019.
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
•We are also subject to various other governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations, including audits of risk adjustment data, are also conducted by state attorneys general, CMS, HHS-OIG, the Office of Personnel Management, the Department of Justice, the Department of Labor, and the Defense Contract Audit Agency. All of these activities could result in the loss of licensure or the right to participate in various programs, including a limitation on our ability to market or sell products, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. The outcome of any current or future governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such outcome of litigation, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. Certain of these matters could also affect our reputation. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.

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
The Health Care Reform Law and Other Current or Future Legislative, Judicial or Regulatory Changes
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee, which is not deductible for income tax purposes and significantly increases our effective tax rate, was suspended in 2019, resumed for calendar year 2020 and, under current law, has been permanently repealed beginning in calendar year 2021.
It is reasonably possible that the Health Care Reform Law and related regulations, as well as other current or future legislative (including the Families First Coronavirus Response Act (the “Families First Act”), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other legislative or regulatory action taken in response to COVID-19), judicial or regulatory changes, including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage business profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

Additionally, potential legislative changes or judicial determinations, including activities to repeal or replace the Health Care Reform Law or declare all or certain portions of the Health Care Reform Law unconstitutional, create uncertainty for our business, and we cannot predict when, or in what form, such legislative changes or judicial determinations may occur.

Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH Act)

The use of individually identifiable health data by our business is regulated at federal and state levels. These laws and rules are changed frequently by legislation or administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Most are derived from the privacy provisions in the federal Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA includes administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform health care provider, payer, and employer identifiers, and seeking protections for the confidentiality and security of patient data. The rules do not provide for complete federal preemption of state laws, but rather preempt all inconsistent state laws unless the state law is more stringent. These regulations set standards for the security of electronic health information, including requirements that insurers provide customers with notice regarding how their non-public personal information is used, including an opportunity to "opt out" of certain disclosures.
The HITECH Act, one part of the American Recovery and Reinvestment Act of 2009, significantly broadened and strengthened the scope of the privacy and security regulations of HIPAA and imposes additional limits on the use and disclosure of protected health information, or PHI. Among other requirements, the HITECH Act and HIPAA requires us and other covered entities to report any unauthorized release or use of or access to PHI to any impacted individuals and to HHS in those instances where the unauthorized activity poses a significant risk of financial, reputational or other harm to the individuals, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI, requires business associates to comply with certain provisions of the HIPAA privacy and security rule, and grants enforcement authority to state attorneys general in addition to the HHS Office of Civil Rights.

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
Anti-Kickback, Physician Self-Referral, and Other Fraud and Abuse Laws
We are subject to various federal and state healthcare fraud and abuse laws including the federal False Claims Act (the “False Claims Act”), the federal anti-kickback statute (the “Anti-Kickback Statute”), the federal “Stark Law,” and related state laws. Potential sanctions for violating these laws include recoupment or reduction of government reimbursement amounts, civil penalties, treble damages, and exclusion from participating in the Medicare and Medicaid programs or other government healthcare programs. The False Claims Act prohibits knowingly submitting, conspiring to submit, or causing to be submitted, false claims, records, or statements to the federal government, or intentionally failing to return overpayments, in connection with reimbursement by federal government programs. The Anti-Kickback Statute prohibits the offer, payment, solicitation, or receipt of any form of remuneration to induce, or in return for, the referral of business under Medicare or other governmental health program. The Stark Law prohibits physicians from referring Medicare or Medicaid beneficiaries for certain services to any entity with which the physician, or an immediate family member of the physician, has a financial relationship, unless the financial relationship fits within a permissible exception.

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
In November 2020, the Office of the Inspector General of the Department of Health and Humana Services issued a final rule to eliminate, under the Anti-Kickback Statute’s regulatory discount safe harbor, protection for rebates paid by manufacturers to Part D plan sponsors or their PBMs in connection with the sale or purchase of Part D drugs. This regulatory change is currently scheduled to become effective on January 1, 2023. The final rule also introduced a new safe harbor to protect reductions in price from manufacturers on prescription drugs that are payable under Medicare Part D or by Medicaid managed care organizations when such price reduction is offered at the point of sale. The precise interpretation, impact, and legality of the final rule are not clear and are subject to pending litigation.

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
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue our acquisition strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, transactions outside of our core business space, or if multiple transactions are pursued simultaneously. The failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our acquisitions, investments, joint ventures or strategic alliances may cause asset write-offs, restructuring costs or other expenses and may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives, and we may divest or wind down such businesses. There can be no assurance that we will be able to complete any such divestiture on terms favorable to us, and the divestiture of certain businesses could result, individually or in the aggregate, in the recognition of material losses and a material adverse effect on our results of operations.
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
The success of our care delivery businesses depends on our ability, and the ability of our affiliated physician-owned professional groups and management services organizations, to recruit, hire, acquire, contract with, and retain physicians and other medical professionals who are experienced in providing care services to older adults. The market to acquire or manage physician practices, and to employ or contract with individual physicians is, and is expected to remain, highly competitive, and the performance of our care delivery businesses may be adversely impacted if we, and our affiliated physician-owned professional groups and management services organizations, are unable to attract, maintain satisfactory relationships with, and retain physicians and other medical professionals, or if these businesses are unable to retain patients following the departure of a physician. In addition, our care delivery businesses contract with competitors of our health benefits businesses, and these businesses could suffer if they are unable to maintain relationships with these companies, or fail to adequately price their contracts with these third-party payers.

Our pharmacy business is highly competitive and subject us to regulations and supply chain risks in addition to those we face with our core health benefits businesses.
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
We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, including manufacturing, distribution or other supply chain disruptions that could impact the availability or cost of supplying of such products, and the application of state laws related to the operation of internet and mail-order pharmacies. The failure to adhere to these laws and regulations may expose us to civil and criminal penalties.
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

We believe that certain of our customers place importance on our claims paying ability, financial strength, and debt ratings, and we may lose customers and compete less successfully if our ratings were to be downgraded. In addition, our credit ratings impact our ability to obtain future borrowings and investment capital on favorable terms. If our credit ratings were to be lowered, our cost of borrowing likely would increase, our sales and earnings could decrease, and our results of operations, financial position, and cash flows may be materially adversely affected.
The securities and credit markets may experience volatility and disruption, which may adversely affect our business.
Ongoing volatility or disruption in the securities and credit markets could impact our investment portfolio. We evaluate our investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For the purpose of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification. For debt securities held, we recognize an impairment loss in income when the fair value of the debt security is less than the carrying value and we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis, or if a credit loss has occurred. When we do not intend to sell or are not required to sell a security in an unrealized loss position, potential credit related impairments are considered using a variety of factors, including the extent to which the fair value has been less than cost, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. We continuously review our investment portfolios and there is a continuing risk that declines in fair value may occur and additional material realized losses from sales or credit related impairments may be recorded in future periods.
We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement or from other public or private financing sources, taken together, provide adequate resources to fund ongoing operating and regulatory requirements, acquisitions, future expansion opportunities, and capital expenditures for at least the next twelve months, as well as to refinance or repay debt, and repurchase shares. However, continuing adverse securities and credit market conditions may significantly affect the availability of credit. While there is no assurance in the current economic environment, including the heightened uncertainty created by the COVID-19 pandemic, we have no reason to believe the lenders participating in our credit agreement will not be willing and able to provide financing in accordance with the terms of the agreement.
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
The spread of, and response to, COVID-19 underscores certain risks we face, including those discussed above, and the ongoing, heightened uncertainty created by the pandemic precludes any prediction as to the ultimate adverse impact to us of COVID-19.

COVID-19, which has spread to every state in the United States and been declared a pandemic by the World Health Organization, underscores certain risks we face, including those discussed above. To the extent that the spread of COVID-19 is not contained, the premiums we charge may prove to be insufficient to cover the cost of health care services delivered to our members, which may increase significantly as a result of higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs. We may also experience increased costs or decreased revenues if, as a result of our members being unable or unwilling to see their providers due to actions taken to mitigate the spread of COVID-19, we are unable to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles. In addition, we are offering, and have been mandated by legislative and regulatory action (including the Families First Act and CARES Act) to provide, certain expanded benefit coverage to our members, such as waiving out of pocket costs for COVID-19 testing and treatment. We are also taking actions designed to help provide financial and administrative relief for the health care provider community. Such measures and any further steps taken by us, or governmental action, to continue to respond to and to address the ongoing impact of COVID-19 (including further expansion or modification of the services delivered to our members, the adoption or modification of regulatory requirements associated with those services and the costs and challenges associated with ensuring timely compliance with such requirements) to provide further relief for the health care provider community, or in connection with the relaxation of stay-at-home and physical distancing orders and other restrictions on movement and economic activity, including the potential for widespread testing and therapeutic treatments and the distribution and administration of COVID-19 vaccines, could adversely impact our profitability.

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

The ongoing, heightened uncertainty created by the pandemic precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19, changes to our benefit coverages, and the ongoing costs and business impacts of dealing with COVID-19, including the potential costs and impacts associated with lifting, or reimposing, restrictions on movement and economic activity, the timing and degree in resumption of demand for deferred healthcare services, the pace of administration of COVID-19 vaccines and the effectiveness of those vaccines, and related risks. The magnitude and duration of the pandemic and its ultimate impact on our business, results of operations, financial position, and cash flows is uncertain, but such impacts could be material to our business, results of operations, financial position and cash flows.

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
We owned or leased numerous medical centers and administrative offices at December 31, 2020. The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of these medical centers, approximately 195 of these facilities are leased or subleased to our contracted providers to operate.

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
Holders of our Capital Stock
As of January 31, 2021, there were 1,943 holders of record of our common stock and 297,870 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2019 and 2020, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2019 payments
12/31/2018	1/25/2019	$0.500	$68
3/29/2019	4/26/2019	$0.550	$74
6/28/2019	7/26/2019	$0.550	$74
9/30/2019	10/25/2019	$0.550	$73
2020 payments
12/31/2019	1/31/2020	$0.550	$73
3/31/2020	4/24/2020	$0.625	$83
6/30/2020	7/31/2020	$0.625	$83
9/30/2020	10/30/2020	$0.625	$83
On November 1, 2020, the Board declared a cash dividend of $0.625 per share that was paid on January 29, 2021 to stockholders of record on December 31, 2020, for an aggregate amount of $81 million. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
In February 2021, the Board declared a cash dividend of $0.70 per share payable on April 30, 2021 to stockholders of record on March 31, 2021.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2020. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2015, and that dividends were reinvested when paid.

$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
HUM
S&P 500
Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
HUM	$100	$115	$141	$164	$211	$238
S&P 500	$100	$112	$136	$130	$172	$203
Peer Group	$100	$101	$128	$140	$173	$204
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
October 2020	—	$—	—	$2,000,000,000
November 2020	—	—	—	2,000,000,000
December 2020	3,829,420	388.44	3,829,420	250,000,000
Total	3,829,420	$388.44	3,829,420

(1) On December 22, 2020, we entered into separate accelerated stock repurchase agreements, ("the December 2020 ASR Agreements"), with Citibank, N.A., or Citi, and JPMorgan Chase Bank, or JPM, to repurchase $1.75 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on July 30, 2019. On December 23, 2020, in accordance with the December 2020 ASR Agreements, we made a payment of $1.75 billion ($875 million to Citi and $875 million to JPM) and received an initial delivery of 3.8 million shares of our common stock (1.9 million shares each from Citi and JPM). We recorded the payments to Citi and JPM as a reduction to stockholders’ equity, consisting of an $1.5 billion increase in treasury stock, which reflects the value of the initial 3.8 million shares received upon initial settlement, and a $262.5 million decrease in capital in excess of par value, which reflects the value of stock held back by Citi and JPM pending final settlement of the December 2020 ASR Agreements. The final number of shares that we may receive, or be required to remit, under the December 2020 ASR Agreements, will be determined based on the daily volume-weighted average share price of our common stock over the term of the December 2020 ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the December 2020 ASR Agreements. We expect final settlement under the December 2020 Agreements to occur during the second quarter of 2021. The December 2020 Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms upon certain specified events, the circumstances generally under which final settlement of the agreement may be accelerated, extended, or terminated early by Citi, JPM or Humana as well as various acknowledgments and representations made by the parties to each other. At final settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from Citi and JPM or we may be required to make a payment. If we are obligated to make a payment, we may elect to satisfy such obligation in cash or shares of our common stock.
(2)Excludes 0.2 million shares repurchased in connection with employee stock plans.
(3)On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this 2020 Form 10-K, refer to "Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations" found in our Form 10-K for the year ended December 31, 2019, that was filed with the Securities and Exchange Commission on February 20, 2020.
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
COVID-19
During 2020 we took actions to protect, inform, and care for our members, providers, employees, and other stakeholders associated with the outbreak of the novel coronavirus, or COVID-19. Specifically, we highlight the following actions to support our members:
• waiving all cost sharing for COVID-19 treatment and testing, including inpatient hospital admissions as well as in-network primary care, outpatient behavioral health, and telehealth visits, to reduce financial barriers to members seeking care and to re-engage with their physician, while continuing to encourage the use of telehealth;
• delivering meals to our senior members in need;
• making it easier for members to be tested for COVID-19 by offering at-home testing, as well as offering in-home preventive screening and diabetes testing kits to encourage members to seek preventive care that may have been delayed during the pandemic.
• proactively delivering safety kits, including face masks, to members and employee homes to facilitate access to care and support visits to providers safely;
• extending grace periods for premium payments for our fully-insured commercial group members, to ensure continuity of coverage during times of financial stress; and
• establishing a clinical outreach team to proactively engage with our most vulnerable members.
In addition, we took steps to support our provider partners and boost system viability by:
• increasing provider funding, simplifying and expanding claims processing and releasing advanced funding to providers, to get reimbursement payments to providers as quickly as possible and ease financial concerns so that members are able to continue to access the care and information they need; and

• expanding modifications to certain utilization management processes, to ease administrative stress and make sure providers are able to most efficiently care for their patients.
We also supported our workforce keeping them safe and addressing other needs during this time, highlighting the following:
• transitioning nearly 94% of the workforce to work-at-home and equipping them with the necessary technology and resources for a successful remote work environment.
• providing funding for emergency relief for elder and child caregiving and financial hardship from family job loss, food insecurity and household essentials.
• adjusting pay and leave policies to provide additional paid time off to manage personal challenges as a result of COVID-19 including school closings and child care.
Finally, we continued to support the communities we serve by donating $200 million to the Humana Foundation to address social determinants of health in an effort to promote more health days and encourage greater health equity.
The emergence and spread of COVID-19 has impacted our business. Beginning in the second half of March 2020, the implementation of stay-at-home and physical distancing orders and other restrictions on movement and economic activity resulted in the temporary deferral of non-essential care and significant reduction in hospital admissions and overall healthcare system utilization during April 2020. Non-COVID utilization then began to increase during May and June 2020, and continued to rebound throughout the third quarter and early in the fourth quarter of 2020, reaching approximately 95% of historic baseline levels as of the end of October 2020. Then, in the latter half of November and accelerating throughout the month of December, we experienced a significant increase in COVID-19 admissions in nearly all of the markets in which we operate across our Medicare Advantage, Medicaid, and group commercial insurance business lines, resulting in higher COVID-19 treatment and testing costs. During this period, we also experienced a corresponding decline in non-COVID utilization in all service categories to well below the near baseline levels of non-COVID utilization witnessed as late as the end of October 2020 (with non-COVID utilization in our Medicare Advantage business running approximately 15% below normal levels at the close of the fourth quarter of 2020). The impact of this decline in non-COVID utilization more than offset the higher COVID-19 treatment and testing costs during this period. Our 2020 results were also impacted by our ongoing pandemic relief efforts and strategic investments in our integrated care delivery model.
We currently anticipate that the higher levels of COVID-19 admissions experienced late in 2020, and the corresponding decrease in non-COVID utilization, will continue for at least the first few months of 2021. Over the course of 2021, we then expect COVID utilization to decline as more of our members are vaccinated, and that non-COVID utilization will trend back to more normal levels. The significant disruption in utilization during 2020, and in particular the unanticipated decline in non-COVID utilization in November and December, also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles. We currently expect this may impact our 2021 revenues under the risk adjustment payment model for Medicare Advantage plans, but that these trends will also normalize in 2022 as non-COVID utilization trends back to more normal levels throughout 2021. However, the course and magnitude of these trends and their associated impact remains highly uncertain and subject to a significant number of variables and uncertainties including, among others, the severity and duration of the pandemic, continued actions taken to mitigate the spread of COVID-19 (including new COVID-19 variants) and in turn, relax those restrictions, the timing and degree in resumption of demand for deferred health care services, the pace of administration of COVID-19 vaccines and the effectiveness of those vaccines, and level and cost of treatment and testing, all of which are difficult to predict. As such, our response to this global health crisis and the subsequent recovery will continue to evolve over the coming months.

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our non-consolidating minority investment in Kindred at Home and the strategic partnership with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers.
The results of each segment are measured by income before income taxes and equity in net earnings from equity method investments, or segment earnings. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
Seasonality
COVID-19 disrupted the pattern of our quarterly earnings and operating cash flows in 2020 largely due to the temporary deferral of non-essential care which resulted in significant reductions in hospital admissions and lower overall healthcare system utilization during higher levels of COVID-19 hospital admissions. Similar impacts and seasonal disruptions from either higher or lower utilization are expected to persist as we respond to and recover from the COVID-19 global health crisis.
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
Recent Transactions
In the first quarter of 2020, we purchased privately held Enclara Healthcare, or Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $709 million, net of cash received.
Also, in the first quarter of 2020, we entered into a strategic partnership with WCAS to accelerate the expansion of our primary care model. The WCAS partnership opened 20 payor-agnostic, senior-focused primary care centers during 2020, and is expected to open an additional 30 over the next 2 years.
These transactions are more fully discussed in Note 3 to the consolidated financial statements.
Highlights
•Our 2020 results reflect the continued implementation of our strategy to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2020, approximately 2,650,100 members, or 67%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,407,000 members, or 67%, at December 31, 2019. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 910,600 at December 31, 2020, an increase of 4.8% from 868,800 at December 31, 2019. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is driven by our improved process for identifying and enrolling members in the appropriate program at the right time, coupled with growth in Special Needs Plans, or SNP, membership.
•On January 15, 2021, Centers for Medicare & Medicaid Services, or CMS, published its Announcement of Calendar Year 2022 Medicare Advantage Capitation Rates and Part C and Part D Payment Policies, or the Final Rate Notice. We expect the Final Rate Notice to result in a 3.7% rate increase for non end stage renal disease, or ESRD, Medicare Advantage business, excluding the impact of Employer Group Waiver Plan, or EGWP, funding changes. Our 3.7% rate increase compares to CMS’s estimate for the sector of 4.08% on a comparable basis, with the variance primarily driven by county rebasing and our geographic footprint. CMS also establishes separate rates of payment for ESRD beneficiaries enrolled in Medicare Advantage plans. We expect the Final Rate Notice to result in a 5.0% rate increase in 2021 for ESRD beneficiaries. Our estimate of 5.0% is equivalent to CMS’s estimate.

The 2022 benchmark increase of 3.7% includes roughly 0.8% for the projected cost of COVID-19 vaccines.
•Net income was $3.4 billion for 2020 compared to $2.7 billion in 2019 and earnings per diluted common share increased $5.21 from $20.10 earnings per diluted common share in 2019 to $25.31 earnings per diluted common share in 2020. These comparisons were significantly impacted by the change in the fair value of publicly-traded equity securities, the net receipt of commercial risk corridor receivables previously written off, and the put/call valuation adjustments associated with certain equity method investments. The change in the fair value of our publicly-traded equity securities relates primarily to our common stock holdings, including both the gain resulting from the initial conversion of our prior ownership interest in certain privately held companies, primarily in Oak Street Health, Inc., or OSH, into common stock upon such companies' initial public offering, or IPO, during the third quarter of 2020, and the subsequent changes in the market value of such securities from their IPO through the end of 2020. In 2020 we received $578 million, net of related fees and expenses pursuant to the U.S. Supreme Court ruling that the government is obligated to pay the losses under the risk corridor program. The receipt of the risk corridor payments was associated with losses incurred under the Health Care Reform business in 2014 to 2016. The receipt of these risk corridor payments accounted for less than half of our accumulated losses before income taxes from this business during that time period. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for 2020.

	2020	2019
Consolidated income before income taxes and equity in net earnings:
Change in the fair value of publicly-traded equity securities	$745	$—
Receipt of commercial risk corridor receivables previously written-off	578	—
Put/call valuation adjustments	(103)	506
	$1,220	$506

	2020	2019
Diluted earnings per common share:
Change in the fair value of publicly-traded equity securities	$4.32	$—
Receipt of commercial risk corridor receivables previously written-off	3.35	—
Put/call valuation adjustments	(0.60)	2.89
	$7.07	$2.89
•Excluding these adjustments, our results of operations reflect the impact of the ongoing COVID-19 pandemic. Comparisons were impacted by cost reductions due to lower non-COVID utilization patterns from stay-at-home and physical distancing orders and other restrictions on movement offset by cost increases due to COVID-19 treatment and testing costs and our ongoing pandemic relief efforts and strategic investments in our integrated care delivery model. These changes were also favorably impacted by a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases completed during 2019, partially offset by a higher tax rate resulting from the return of the non-deductible health insurance industry fee in 2020.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee, which is not deductible for income tax purposes and significantly increases our effective tax rate, was suspended in 2019, resumed for calendar year 2020 and, under current law, has been permanently repealed beginning in calendar year 2021.
It is reasonably possible that the Health Care Reform Law and related regulations, as well as other current or future legislative, judicial or regulatory changes such as the Families First Coronavirus Response Act (the "Families First Act"), the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and other legislative or regulatory action taken in response to COVID-19 including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers and are described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data in this 2020 Form 10-K.

Comparison of Results of Operations for 2020 and 2019
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2020 and 2019:
Consolidated

			Change
	2020	2019	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$67,124	$56,254	$10,870	19.3%
Group and Specialty	6,460	6,694	(234)	(3.5)%
Corporate	602	—	602	100.0%
Total premiums	74,186	62,948	11,238	17.9%
Services:
Retail	19	17	2	11.8%
Group and Specialty	780	790	(10)	(1.3)%
Healthcare Services	1,016	632	384	60.8%
Total services	1,815	1,439	376	26.1%
Investment income	1,154	501	653	130.3%
Total revenues	77,155	64,888	12,267	18.9%
Operating expenses:
Benefits	61,628	53,857	7,771	14.4%
Operating costs	10,052	7,381	2,671	36.2%
Depreciation and amortization	489	458	31	6.8%
Total operating expenses	72,169	61,696	10,473	17.0%
Income from operations	4,986	3,192	1,794	56.2%
Interest expense	283	242	41	16.9%
Other expense (income), net	103	(506)	609	(120.4)%
Income before income taxes and equity in net earnings	4,600	3,456	1,144	33.1%
Provision for income taxes	1,307	763	544	71.3%
Equity in net earnings	74	14	60	428.6%
Net income	$3,367	$2,707	$660	24.4%
Diluted earnings per common share	$25.31	$20.10	$5.21	25.9%
Benefit ratio (a)	83.1%	85.6%		(2.5)%
Operating cost ratio (b)	13.2%	11.5%		1.7%
Effective tax rate	28.0%	22.0%		6.0%
(a)Represents total benefits expense as a percentage of premiums revenue.
(b)Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue
    Consolidated premiums increased $11.2 billion, or 17.9%, from $62.9 billion for 2019 to $74.2 billion for 2020 primarily due to higher premium revenues from Medicare Advantage and state-based contracts membership growth, higher per member Medicare Advantage premiums, and the receipt of commercial risk corridor receivables previously written off, partially offset by the impact of declining stand-alone PDP and fully-insured group commercial medical membership as more fully described in the detailed segment results discussion that follows.
Services Revenue
Consolidated services revenue increased $376 million, or 26.1%, from $1.4 billion for 2019 to $1.8 billion for 2020, primarily due to an increase in services revenue in the Healthcare Services segment associated with higher external pharmacy revenues resulting from the Enclara acquisition in the first quarter of 2020.
Investment Income
Investment income was $1.2 billion for 2020, increasing $653 million, or 130.3%, from 2019, primarily due to the $745 million change in fair value of publicly-traded equity securities during 2020.
Benefits Expense
Consolidated benefits expense was $61.6 billion for 2020, an increase of $7.8 billion, or 14.4%, from 2019. The consolidated benefit ratio for 2020 was 83.1%, a decrease of 250 basis points from 2019 primarily reflecting significantly depressed non-COVID utilization in the first half of 2020 as well as the last two months of the fourth quarter, the reinstatement of the non-deductible health insurance industry fee in 2020 that was contemplated in the pricing and benefit design of our products, along with the receipt of the commercial risk corridor receivables previously written off. These decreases were partially offset by the meaningful COVID-19 treatment and testing costs along with our ongoing pandemic relief efforts and strategic investments in our integrated care delivery model, as well as lower prior-period medical claims reserve development.
We experienced favorable medical claims reserve development related to prior fiscal years of $313 million in 2020 and $336 million in 2019. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 40 basis points in 2020 and 50 basis points in 2019.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $2.7 billion, or 36.2%, from 2019 to $10.1 billion in 2020 reflecting an increase in operating costs in the Retail and the Group and Specialty segments as discussed in the detailed segment results discussion that follows.
The consolidated operating cost ratio for 2020 was 13.2%, increasing 170 basis points from 11.5% in 2019 primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020, COVID-19 related administrative costs, including those associated with purchasing personal protective equipment for our clinicians and the build-out of infrastructure necessary to support employees working remotely. Higher marketing spend associated with the Medicare Annual Election Period, or AEP, strategic investments in our integrated care delivery model and continued support for our constituents, including a $200 million contribution to the Humana Foundation to support the communities served by us, particularly those with social and health disparities, also contributed to the increase. These increases were partially offset by scale efficiencies associated with growth in our Medicare Advantage membership, significant operating cost efficiencies in 2020 driven by previously disclosed productivity initiatives, and the net impact of the receipt of the commercial risk corridor receivables previously written off. The nondeductible health insurance industry fee impacted the operating cost ratio by 160 basis points in 2020.

Depreciation and Amortization
Depreciation and amortization in 2020 totaled $489 million compared to $458 million in 2019, an increase of 6.8%, primarily due to capital expenditures.
Interest Expense
Interest expense was $283 million for 2020 compared to $242 million for 2019, an increase of $41 million, or 16.9%. This increase primarily was due to the higher average borrowings outstanding.
Income Taxes
Our effective tax rate during 2020 was 28.0% compared to the effective tax rate of 22.0% in 2019. This change primarily was due to the reinstatement of the non-deductible health insurance industry fee in 2020. See Note 12 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.
Retail Segment

			Change
	2020	2019	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	3,962,700	3,587,200	375,500	10.5%
Group Medicare Advantage	613,200	525,300	87,900	16.7%
Medicare stand-alone PDP	3,866,700	4,365,200	(498,500)	(11.4)%
Total Retail Medicare	8,442,600	8,477,700	(35,100)	(0.4)%
State-based Medicaid	772,400	469,000	303,400	64.7%
Medicare Supplement	335,600	298,400	37,200	12.5%
Total Retail medical members	9,550,600	9,245,100	305,500	3.3%

			Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$51,697	$43,128	$8,569	19.9%
Group Medicare Advantage	7,774	6,475	1,299	20.1%
Medicare stand-alone PDP	2,742	3,165	(423)	(13.4)%
Total Retail Medicare	62,213	52,768	9,445	17.9%
State-based Medicaid	4,223	2,898	1,325	45.7%
Medicare Supplement	688	588	100	17.0%
Total premiums	67,124	56,254	10,870	19.3%
Services	19	17	2	11.8%
Total premiums and services revenue	$67,143	$56,271	$10,872	19.3%
Segment earnings	$3,017	$2,235	$782	35.0%
Benefit ratio	84.2%	86.4%		(2.2)%
Operating cost ratio	11.0%	9.4%		1.6%

Segment Earnings
•Retail segment earnings were $3.0 billion in 2020, an increase of $782 million, or 35.0%, compared to $2.2 billion in 2019 primarily resulting from the net favorable impact of a lower benefit ratio, partially offset by a higher operating cost ratio as more fully described below.
Enrollment
•Individual Medicare Advantage membership increased 375,500 members, or 10.5%, from 3,587,200 members as of December 31, 2019 to 3,962,700 members as of December 31, 2020, primarily due to membership additions associated with the 2020 Annual Election Period, or AEP, continued enrollment due to special elections, age-ins, and and Dual Eligible Special Need Plans, or D-SNP, members as well as the 2020 Open Election Period, or OEP, for Medicare beneficiaries. The 2020 OEP sales period, which ran from January 1 to March 31, 2020, added approximately 30,000 members. individual Medicare Advantage membership includes 406,100 D-SNP members as of December 31, 2020, a net increase of 117,900, or 40.9%, from 288,200 December 31, 2019. For the full year 2021, we anticipate a net membership increase in our individual Medicare Advantage offerings of 425,000 members to 475,000 members.
•Group Medicare Advantage membership increased 87,900 members, or 16.7%, from 525,300 members as of December 31, 2019 to 613,200 members as of December 31, 2020, primarily due to the addition of a large account in January 2020, along with net membership additions associated with the 2020 selling season. For the full year 2021, we anticipate a net membership decline in our Group Medicare Advantage offerings of approximately 50,000 members.
•Medicare stand-alone PDP membership decreased 498,500 members, or 11.4%, from 4,365,200 members as of December 31, 2019 to 3,866,700 members as of December 31, 2020, primarily resulting from terminations driven by premium and benefit adjustments experienced by members that were previously enrolled in our 2019 Humana Walmart Rx plan and the 2019 Humana Enhanced plan, which were consolidated into the Premier Rx plan in 2020. The PDP losses were partially offset by growth in the new low-price Humana Walmart Value Rx plan, driven by both new sales and plan to plan changes. For the full year 2021, we anticipate a net membership decline in our Medicare stand-alone PDP offerings of approximately 300,000 members.
•State-based Medicaid membership increased 303,400 members, or 64.7%, from 469,000 members as of December 31, 2019 to 772,400 members as of December 31, 2020, primarily reflecting the impact of discontinuing the reinsurance agreement with CareSource and the assumption of full financial risk for the existing Kentucky Medicaid contract as of January 1, 2020, as well as additional enrollment resulting from the current economic downturn due to the COVID-19 pandemic.
Premiums revenue
•Retail segment premiums increased $10.9 billion, or 19.3%, from 2019 to 2020 primarily due to higher premiums as a result of Medicare Advantage and state-based contracts membership growth and higher per member Medicare Advantage premiums. These favorable items were partially offset by the decline in membership in our stand-alone PDP offerings.
Benefits expense
•The Retail segment benefit ratio of 84.2% for 2020 decreased 220 basis points from 86.4% in 2019 primarily reflecting significantly depressed non-COVID utilization in the first half of 2020 as well as in the last two months of 2020 and the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products. These were partially offset by meaningful COVID-19 treatment costs and testing, our ongoing pandemic relief efforts and strategic investments in our integrated care delivery model, the impact from a shift in Medicare membership mix, and lower favorable prior-period medical claims reserve development.

•The Retail segment’s benefits expense for 2020 included the beneficial effect of $266 million in favorable prior-year medical claims reserve development versus $386 million in 2019. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 40 basis points in 2020 versus approximately 70 basis points in 2019.
Operating costs
•The Retail segment operating cost ratio of 11.0% for 2020 increased 160 basis points from 9.4% in 2019 primarily due to the reinstatement of the non-deductible health insurance industry fee in 2020, COVID-19 related administrative costs as previously discussed, continued support for our constituents and strategic investments in our integrated care delivery model, and increased spending associated with Medicare AEP. These were partially offset by scale efficiencies associated with growth in our Medicare Advantage membership and significant operating cost efficiencies driven by previously disclosed productivity initiatives.
•The non-deductible health insurance industry fee increased the operating cost ratio by approximately 160 basis points in 2020.
Group and Specialty Segment

			Change
	2020	2019	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	777,400	908,600	(131,200)	(14.4)%
ASO	504,900	529,200	(24,300)	(4.6)%
Military services	5,998,700	5,984,300	14,400	0.2%
Total group medical members	7,281,000	7,422,100	(141,100)	(1.9)%
Specialty membership (a)	5,310,300	5,425,900	(115,600)	(2.1)%
(a)Specialty products include dental, vision, and life insurance benefits. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2020	2019	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,761	$5,123	$(362)	(7.1)%
Specialty	1,699	1,571	128	8.1%
Total premiums	6,460	6,694	(234)	(3.5)%
Services	780	790	(10)	(1.3)%
Total premiums and services revenue	$7,240	$7,484	$(244)	(3.3)%
Segment (loss) earnings	$(143)	$28	$(171)	(610.7)%
Benefit ratio	85.6%	86.0%		(0.4)%
Operating cost ratio	25.0%	22.0%		3.0%

Segment Earnings
•Group and Specialty segment loss was $143 million in 2020, a decrease of $171 million, or 610.7%, from $28 million of segment earnings in 2019 primarily due to the net negative impact of a higher operating cost ratio, partially offset by a slightly lower benefit ratio as more fully described below.
Enrollment
•Fully-insured commercial group medical membership decreased 131,200 members, or 14.4% from 908,600 members as of December 31, 2019 primarily reflecting lower membership in small group accounts due in part to more small group accounts selecting level-funded ASO products, as well as the loss of certain large group accounts due to disciplined pricing in the competitive environment. Additionally, the declines in membership were impacted by the current economic downturn driven by the COVID-19 pandemic resulting in higher unemployment rates and loss of coverage for fully-insured commercial group members. The portion of group fully-insured commercial medical membership in small group accounts was approximately 54% at December 31, 2020 and 59% at December 31, 2019.
•Group ASO commercial medical membership decreased 24,300 members, or 4.6%, from 529,200 members as of December 31, 2019 to 504,900 members as of December 31, 2020 primarily reflecting the loss of certain large group accounts due to continued discipline in pricing of services for self-funded accounts amid a highly competitive environment and the impact of the current economic downturn driven by the COVID-19 pandemic as previously discussed, partially offset by more small group accounts selecting level-funded ASO products. Small group membership comprised 45% of group ASO medical membership at December 31, 2020 versus 40% at December 31, 2019.
•Military services membership increased 14,400 members, or 0.2%, from 5,984,300 members as of December 31, 2019 to 5,998,700 members as of December 31, 2020. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 115,600 members, or 2.1%, from 5,425,900 as of December 31, 2019 to 5,310,300 members as of December 31, 2020 primarily due to the loss of certain group accounts offering stand-alone dental and vision products, as well as the impact of the current economic downturn driven by the COVID-19 pandemic as previously discussed.
Premiums revenue
•Group and Specialty segment premiums decreased $234 million, or 3.5%, from $6.7 billion in 2019 to $6.5 billion in 2020, primarily due to the decline in our fully-insured group commercial membership, partially offset by higher stop-loss premiums related to our level-funded ASO accounts resulting from membership growth in this product and higher per member premiums across the fully-insured commercial business.
Services revenue
•Group and Specialty segment services revenue decreased $10 million, or 1.3%, from 2019 to 2020 primarily due to lower ASO membership described previously.
Benefits expense
•The Group and Specialty segment benefit ratio decreased 40 basis points from 86.0% in 2019 to 85.6% in 2020 primarily due to significantly depressed non-COVID utilization in the first half of 2020 and again in the last two months of 2020, the reinstatement of the non-deductible health insurance industry fee in 2020 which was contemplated in the pricing and benefit design of our products, and higher favorable prior-period medical claims reserve development. These items were partially offset by meaningful COVID-19 treatment costs and testing and our ongoing pandemic relief efforts and strategic investments as previously described.

•The Group and Specialty segment’s benefits expense included the favorable effect of $47 million in prior-period medical claims reserve development in 2020 versus the unfavorable effect of $50 million in favorable prior-period medical claims reserve development in 2019. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 70 basis points in 2020 while the unfavorable prior-period medical claims reserve development increased the Group and Specialty segment benefit ratio by approximately 70 basis points in 2019.
Operating costs
•The Group and Specialty segment operating cost ratio of 25.0% for 2020 increased 300 basis points from 22.0% for 2019, primarily due to COVID-19 related administrative costs as previously discussed, continued support for our constituents and strategic investments in the segment to position the business for long-term success, and the reinstatement of the non-deductible health insurance industry fee in 2020. These increases were partially offset by significant operating cost efficiencies driven by previously disclosed productivity initiatives.
•The non-deductible health insurance industry fee increased the operating cost ratio by approximately 130 basis points in 2020.
Healthcare Services Segment

			Change
	2020	2019	Dollars	Percentage
	(in millions)
Revenues:
Services:
Clinical care services	$107	$140	$(33)	(23.6)%
Pharmacy solutions	581	186	395	212.4%
Provider services	328	306	22	7.2%
Total services revenues	1,016	632	384	60.8%
Intersegment revenues:
Pharmacy solutions	24,587	22,189	2,398	10.8%
Provider services	2,266	2,344	(78)	(3.3)%
Clinical care services	566	616	(50)	(8.1)%
Total intersegment revenues	27,419	25,149	2,270	9.0%
Total services and intersegment revenues	$28,435	25,781	$2,654	10.3%
Segment earnings	$944	$789	$155	19.6%
Operating cost ratio	96.3%	96.4%		(0.1)%
Segment Earnings
•Healthcare Services segment earnings were $944 million in 2020, an increase of $155 million, or 19.6%, from 2019 reflecting the same factors that resulted in a lower operating cost ratio as more fully described below, as well as higher earnings from equity method investments in 2020.
Script Volume
•Humana Pharmacy Solutions® script volumes for the Retail and Group and Specialty segment membership increased to approximately 478 million in 2020, up 4.8% versus scripts of approximately 456 million in 2019. The increase primarily was driven by higher Medicare Advantage and state-based contracts membership, partially offset by the decline in stand-alone PDP membership.

Services revenue
•Services revenue increased $384 million, or 60.8%, from 2019 to $1.0 billion for 2020 primarily due to the additional pharmacy revenues associated with the acquisition of Enclara in 2020.
Intersegment revenues
•Intersegment revenues increased $2.3 billion, or 9.0%, from 2019 to $27.4 billion for 2020 primarily due to strong Medicare Advantage membership growth and a slight shift by members to 90-day mail supply, partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP membership.
Operating costs
•The Healthcare Services segment operating cost ratio of 96.3% for 2020 decreased 10 basis points from 96.4% in 2019 due to operational improvements and reduced utilization resulting from COVID-19 in our provider services business, as well as significant operating cost efficiencies in 2020 driven by previously disclosed productivity initiatives. These decreases were partially offset by COVID-19 administrative related costs, including expenses associated with additional safety measures taken for our pharmacy, provider, and clinical teams who have continued to provide services to members during the COVID-19 pandemic. The increase further reflects higher costs incurred in the pharmacy business to ensure timely delivery of prescriptions amid the COVID-19 pandemic and additional investments in the segment's provider business related to marketing and AEP initiatives.

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
For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2020 Form 10-K.
Cash and cash equivalents increased to $4.7 billion at December 31, 2020 from $4.1 billion at December 31, 2019. The change in cash and cash equivalents for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$5,639	$5,284	$2,173
Net cash used in investing activities	(3,065)	(1,278)	(3,087)
Net cash used in financing activities	(1,955)	(2,295)	(785)
Increase (decrease) in cash and cash equivalents	$619	$1,711	$(1,699)

Cash Flow from Operating Activities
The increase in operating cash flows in 2020 was primarily due to the impact of higher earnings and the timing of working capital items, in particular; the impact of Medicare Advantage membership growth on IBNR, described below, as claim payments related to new members lag the related premium collected.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at December 31, 2020, 2019 and 2018:

				Change
	2020	2019	2018	2020
	(in millions)
IBNR (1)	$5,290	$4,150	$3,361	$1,140
Reported claims in process (2)	816	628	617	188
Other benefits payable (3)	2,037	1,226	884	811
Total benefits payable	$8,143	$6,004	$4,862	2,139
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
(3)Other benefits payable include amounts owed to providers under capitated and risk sharing arrangements.
The increase in benefits payable in 2020 was primarily due to an increase in IBNR, mainly as a result of Medicare Advantage membership growth. In addition, 2020 was impacted by an increase in the amounts owed to providers under capitated and risk sharing arrangements, primarily related to Medicare Advantage membership growth in risk sharing arrangements and higher provider surplus amounts driven by lower utilization due to COVID-19.

The detail of total net receivables was as follows at December 31, 2020, 2019 and 2018:

				Change
	2020	2019	2018	2020
	(in millions)
Medicare	$928	$835	$836	$93
Commercial and other	122	162	135	(40)
Military services	160	128	123	32
Allowance for doubtful accounts	(72)	(69)	(79)	(3)
Total net receivables	$1,138	$1,056	$1,015	82
Reconciliation to cash flow statement:
Change in receivables disposed from sale of business				3
Change in receivables per cash flow statement resulting in cash used by operations				$85
Medicare receivables are impacted by changes in revenue associated with individual and group Medicare membership changes as well as the timing of accruals and related collections associated with the CMS risk-adjustment model.
Military services receivables at December 31, 2020, 2019, and 2018 primarily consist of administrative services only fees owed from the federal government for administrative services provided under our TRICARE contracts.
Many provisions of the Health Care Reform Law became effective in 2014, including the non-deductible health insurance industry fee. The annual health insurance industry fee, which is not deductible for income tax purposes and significantly increases our effective tax rate, was suspended in 2019, resumed for calendar year 2020 and, under current law, has been permanently repealed beginning in calendar year 2021. We paid the federal government annual health insurance industry fees of $1.18 billion in 2020.
Cash Flow from Investing Activities
In the first quarter of 2020, we acquired privately held Enclara for cash consideration of approximately $709 million, net of cash received as discussed in Note 3 to the consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $964 million in 2020, $736 million in 2019, and $612 million in 2018. The increase in capital expenditures year over year was primarily due to information technology expenditures supporting our integrated care delivery model.
In 2018, we completed the sale of our wholly-owned subsidiary KMG America Corporation, or KMG, to Continental General Insurance Company, or CGIC. Upon closing, we funded the transaction with approximately $190 million of parent company cash contributed into KMG, subject to customary adjustments, in addition to the transfer of approximately $160 million of statutory capital with the sale. Total cash and cash equivalents, including parent company funding, disposed at the time of sale, was $805 million. See Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
During 2018 we paid cash consideration of approximately $1.1 billion to acquire a 40% minority interest in Kindred at Home, $169 million to acquire the remaining interest in MCCI Holdings, LLC, or MCCI, and $185 million to acquire all of Family Physicians Group, or FPG, as discussed in Notes 3 and 4 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

We reinvested a portion of our operating cash flows in investment securities, primarily investment-grade fixed income debt securities, totaling $1.4 billion, $542 million, and $221 million, during 2020, 2019 and 2018, respectively.
Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $938 million, $560 million and $653 million in the 2020, 2019 and 2018 periods, respectively. Our net receivable from CMS for subsidies and brand name prescription drug discounts was $1.2 billion at December 31, 2020 compared to a net receivable of $229 million at December 31, 2019.
Under our administrative services only TRICARE contract, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $1 million and $63 million in the 2020 and 2019 periods, respectively, and reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $38 million in the 2018 period.
Claim payments associated with cost sharing provisions of the Health Care Reform Law for which we do not assume risk were $25 million in the 2018 period.
In December 2020, we repaid $400 million aggregate principal amount of our 2.5% senior notes due on their maturity date of December 15, 2020.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid were $1,088 million.
In March 2020, we drew $1 billion on our existing term loan commitment and repaid the $1 billion outstanding amount in November 2020.
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
In November 2018, we entered into a $1.0 billion term note agreement with a bank at a variable rate of interest due within one year. We repaid $350 million of the outstanding amount in 2018. For a detailed discussion of our debt please refer to Note 13 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We repurchased common shares for $1.82 billion, $1.07 billion and $1.09 billion in 2020, 2019 and 2018 under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans.
We paid dividends to stockholders of $323 million in 2020, $291 million in 2019, and $265 million in 2018.
We entered into a commercial paper program in October 2014. Net proceeds from issuance of commercial paper were $295 million in 2020 and the maximum principal amount outstanding at any one time during 2020 was $600 million. Net repayments from the issuance of commercial paper were $360 million in 2019 and the maximum principal amount outstanding at any one time during 2019 was $801 million. Net proceeds from issuance of commercial paper were $485 million in 2018 and the maximum principal amount outstanding at any one time during 2018 was $923 million.

The remainder of the cash used in or provided by financing activities in 2020, 2019, and 2018 primarily resulted from proceeds from stock option exercises and the change in book overdraft.

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
Debt
In December 2020, we repaid $400 million aggregate principal amount of our 2.5% senior notes due on their maturity date of December 15, 2020.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid, were approximately $1,088 million as of December 31, 2020. We used the net proceeds for general corporate purposes.
In February 2020, we entered into a new $1 billion term loan commitment with a bank that matures 1 year after the first draw, subject to a 1 year extension. In March 2020, we made a draw on the entire term loan commitment of $1 billion. The facility fee, interest rate and financial covenants are consistent with those of our revolving credit agreement. The note was prepayable without penalty. We repaid the $1 billion outstanding balance in November 2020.
For a detailed discussion of our debt, including our senior notes, credit agreement and commercial paper program, please refer to Note 13 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Acquisitions and Divestiture
During 2020, we completed the acquisition of privately held Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $709 million, net of cash received. For a detailed discussion of our acquisitions and divestitures, please refer to Notes 3 and 4 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2020 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company decreased to $772 million at December 31, 2020 from $1.4 billion at December 31, 2019. This decrease primarily reflects common stock repurchases, insurance subsidiaries' capital contributions, repayment of debt and capital expenditures partially offset by insurance subsidiaries dividends, non-insurance subsidiaries' profits and net proceeds from debt issuance. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by Departments of Insurance (or comparable state regulatory agencies). Our regulated insurance subsidiaries paid dividends to our parent company of $1.3 billion in 2020, $1.8 billion in 2019, and $2.3 billion in 2018. Subsidiary capital requirements from significant premium growth has impacted the amount of regulated subsidiary dividends over the last two years. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. The amount of ordinary dividends that may be paid to our parent company in 2021 is approximately $1.4 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to our parent, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Off-Balance Sheet Arrangements
As of December 31, 2020, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
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

Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2020	Percentage of Total	December 31, 2019	Percentage of Total
	(dollars in millions)
IBNR	$5,290	65.0%	$4,150	69.1%
Reported claims in process	816	10.0%	628	10.5%
Other benefits payable	2,037	25.0%	1,226	20.4%
Total benefits payable	$8,143	100.0%	$6,004	100.0%

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
The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderately adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2020 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.70%	$(348)	3.00%	$(332)
0.60%	$(298)	2.75%	$(304)
0.50%	$(249)	2.50%	$(276)
0.40%	$(199)	2.25%	$(249)
0.30%	$(149)	2.00%	$(221)
0.20%	$(99)	1.75%	$(194)
0.10%	$(50)	1.50%	$(166)
(a)Reflects estimated potential changes in benefits payable at December 31, 2020 caused by changes in completion factors for incurred months prior to the most recent two months.
(b)Reflects estimated potential changes in benefits payable at December 31, 2020 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.
(c)The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for Retail and Group and Specialty segment tables including information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2020	2019	2018
	(in millions)
Balances at January 1	$6,004	$4,862	$4,668
Less: Reinsurance recoverables	(68)	(95)	(70)
Balances at January 1, net	5,936	4,767	4,598
Incurred related to:
Current year	61,941	54,193	46,385
Prior years	(313)	(336)	(503)
Total incurred	61,628	53,857	45,882
Paid related to:
Current year	(54,003)	(48,421)	(41,736)
Prior years	(5,418)	(4,267)	(3,977)
Total paid	(59,421)	(52,688)	(45,713)
Reinsurance recoverable	—	68	95
Balances at December 31	$8,143	$6,004	$4,862
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

	Favorable Development by Changes in Key Assumptions
	2020		2019		2018
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(167)	(1.9)%	$(233)	(3.1)%	$(229)	(3.3)%
Completion factors	(146)	(0.3)%	(103)	(0.3)%	(274)	(0.8)%
Total	$(313)		$(336)		$(503)
(a)The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $313 million in 2020, $336 million in 2019, and $503 million in 2018. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2020, 2019, and 2018.

	(Favorable) Unfavorable Medical Claims Reserve Development			Change
	2020	2019	2018	2020	2019
	(in millions)
Retail Segment	$(266)	$(386)	$(398)	$120	$12
Group and Specialty Segment	(47)	50	(46)	(97)	96
Individual Commercial Segment	—	—	(57)	—	57
Other Businesses	—	—	(2)	—	2
Total	$(313)	$(336)	$(503)	$23	$167

The favorable medical claims reserve development for 2020, 2019, and 2018 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Our favorable development for each of the years presented above is discussed further in Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2020 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.
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
We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. We bill and collect premiums from employer groups and members in our Medicare and other individual products monthly. Changes in premium revenues resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are estimated by projecting the ultimate annual premium and recognized ratably during the year with adjustments each period to reflect changes in the ultimate premium.
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
Medicare Risk-Adjustment Provisions
CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. Rates paid to MA plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s Medicare FFS program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2020, 50% of the risk score was calculated from claims data submitted through EDS. CMS increased that percentage to 75% for 2021 and will complete the phased-in transition from RAPS to EDS by using only EDS data to calculate risk scores in 2022. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows. We estimate risk-adjustment revenues based on medical diagnoses for our membership. The risk-adjustment model, including CMS changes to the submission process, is more fully described in Item 1. – Business under the section titled “Individual Medicare,” and in Item 1A. - Risk Factors.
Investment Securities
Investment securities totaled $13.8 billion, or 39% of total assets at December 31, 2020, and $11.4 billion, or 39% of total assets at December 31, 2019. The investment portfolio was primarily comprised of debt securities, detailed below, at December 31, 2020 and entirely at December 31, 2019. The fair value of investment securities were as follows at December 31, 2020 and 2019:

	12/31/2020	Percentage of Total	12/31/2019	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$616	4.5%	$354	3.1%
Mortgage-backed securities	3,254	23.6%	3,710	32.6%
Tax-exempt municipal securities	1,447	10.5%	1,463	12.9%
Mortgage-backed securities:
Residential	17	0.1%	—	—%
Commercial	1,318	9.6%	804	7.1%
Asset-backed securities	1,372	10.0%	1,093	9.6%
Corporate debt securities	4,927	35.8%	3,947	34.7%
Total debt securities	12,951	94.1%	11,371	99.9%
Common stock	815	5.9%	7	0.1%
Total investment securities	$13,766	100.0%	$11,378	100.0%
Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2020. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2020:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$225	$(1)	$—	$—	$225	$(1)
Mortgage-backed securities	199	(1)	—	—	199	(1)
Tax-exempt municipal securities	16	—	19	—	35	—
Mortgage-backed securities:
Residential	17	—	—	—	17	—
Commercial	193	(1)	43	—	236	(1)
Asset-backed securities	65	—	498	(2)	563	(2)
Corporate debt securities	342	(1)	16	—	358	(1)
Total debt securities	$1,057	$(4)	$576	$(2)	$1,633	$(6)
Prior to January 1, 2020, we applied the other-than-temporary impairment model for securities in an unrealized loss position which did not result in any material impairments for 2019 or 2018. Beginning on January 1, 2020, we adopted the new current expected credit losses, or CECL, model which retained many similarities from the previous other-than-temporary impairment model except eliminating from consideration in the impairment analysis the length of time over which the fair value had been less than cost. Also, under the CECL model, expected losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.

Potential expected credit loss impairment is considered using a variety of factors, including the extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a debt security; changes in the quality of the debt security's credit enhancement; payment structure of the debt security; changes in credit rating of the debt security by the rating agencies; failure of the issuer to make scheduled principal or interest payments on the debt security and changes in prepayment speeds. For debt securities, we take into account expectations of relevant market and economic data. For example, with respect to mortgage and asset-backed securities, such data includes underlying loan level data and structural features such as seniority and other forms of credit enhancements. We estimate the amount of the expected credit loss component of a debt security as the difference between the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. The expected credit loss cannot exceed the full difference between the amortized cost basis and the fair value.
The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our expectations, facts and circumstances factored into our assessment may change with the passage of time, or we may decide to subsequently sell the investment. The determination of whether a decline in the value of an investment is related to a credit event requires us to exercise significant diligence and judgment. The discovery of new information and the passage of time can significantly change these judgments. The status of the general economic environment and significant changes in the national securities markets influence the determination of fair value and the assessment of investment impairment. There is a continuing risk that declines in fair value may occur and additional material realized losses from sales or expected credit loss impairments may be recorded in future periods.

All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2020 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2020, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2020. There were no material other-than-temporary impairments in 2019 or 2018.
Goodwill and Long-lived Assets
At December 31, 2020, goodwill and other long-lived assets represented 20% of total assets and 52% of total stockholders’ equity, compared to 21% and 50%, respectively, at December 31, 2019.
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
We use the one-step process to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in government reimbursement rates, the estimates underlying our goodwill impairment tests could be adversely affected. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our clinical and provider reporting units, which accounted for $524 million and $761 million, respectively. Impairment tests completed for 2020, 2019, and 2018 did not result in an impairment loss.
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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. In the past we have, and in the future we may enter into interest rate swap agreements depending on market conditions and other factors. Amounts borrowed under the revolving credit portion of our $2.0 billion unsecured revolving credit agreement bear interest at either LIBOR plus a spread or the base rate plus a spread. If drawn upon, the revolving credit would revert to using the alternative base rate once LIBOR is discontinued.There were no borrowings outstanding under our credit agreement at December 31, 2020 or December 31, 2019.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2020. Our net unrealized position increased $303 million from a net unrealized gain position of $211 million at December 31, 2019 to a net unrealized gain position of $514 million at December 31, 2020. At December 31, 2020, we had gross unrealized losses of $6 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during 2020. There were no material other-than-temporary impairments during 2019. While we believe that these impairments will be recovered and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.0 years as of December 31, 2020 and 2.5 years as of December 31, 2019. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $541 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2020 and 2019. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, and spread changes specific to various investment categories. In the past ten years, changes in 10 year US treasury rates during the year have not exceeded 300 basis points, have changed between 200 and 300 basis points once, have changed between 100 and 200 basis points twice, and have changed by less than 100 basis points seven times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2020
Investment income (a)	$(44)	$(33)	$(21)	$91	$180	$270
Interest expense (b)	2	2	2	(6)	(12)	(18)
Pretax	$(42)	$(31)	$(19)	$85	$168	$252
As of December 31, 2019
Investment income (a)	$(150)	$(133)	$(79)	$78	$157	$235
Interest expense (b)	10	9	4	(4)	(9)	(13)
Pretax	$(140)	$(124)	$(75)	$74	$148	$222
(a)As of December 31, 2020 and 2019, some of our investments had interest rates below 1% and 2%, respectively, so the assumed hypothetical change in pretax earnings does not reflect the full 1% and 2%, respectively, point reduction.
(b)The interest rate under our senior notes is fixed. There were no borrowings outstanding under the credit agreement at December 31, 2020 or December 31, 2019. There was $600 million and $300 million outstanding under our commercial paper program at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, our interest rate under our commercial paper program was less than 1% so the assumed hypothetical change in pretax earnings does not reflect the full 1% point reduction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,673	$4,054
Investment securities	12,554	10,972
Receivables, less allowance for doubtful accounts of $72 in 2020 and $69 in 2019	1,138	1,056
Other current assets	5,276	3,806
Total current assets	23,641	19,888
Property and equipment, net	2,371	1,955
Long-term investment securities	1,212	406
Goodwill	4,447	3,928
Equity method investments	1,170	1,063
Other long-term assets	2,128	1,834
Total assets	$34,969	$29,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$8,143	$6,004
Trade accounts payable and accrued expenses	4,013	3,754
Book overdraft	320	225
Unearned revenues	318	247
Short-term debt	600	699
Total current liabilities	13,394	10,929
Long-term debt	6,060	4,967
Other long-term liabilities	1,787	1,141
Total liabilities	21,241	17,037
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at December 31, 2020 and 198,629,992 shares issued at December 31, 2019	33	33
Capital in excess of par value	2,705	2,820
Retained earnings	20,517	17,483
Accumulated other comprehensive income (loss)	391	156
Treasury stock, at cost, 69,787,614 shares at December 31, 2020 and 66,524,771 shares at December 31, 2019	(9,918)	(8,455)
Total stockholders’ equity	13,728	12,037
Total liabilities and stockholders’ equity	$34,969	$29,074
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2020	2019	2018
	(in millions, except per share results)
Revenues:
Premiums	$74,186	$62,948	$54,941
Services	1,815	1,439	1,457
Investment income	1,154	501	514
Total revenues	77,155	64,888	56,912
Operating expenses:
Benefits	61,628	53,857	45,882
Operating costs	10,052	7,381	7,525
Depreciation and amortization	489	458	405
Total operating expenses	72,169	61,696	53,812
Income from operations	4,986	3,192	3,100
Loss on sale of business	—	—	786
Interest expense	283	242	218
Other expense (income), net	103	(506)	33
Income before income taxes and equity in net earnings	4,600	3,456	2,063
Provision for income taxes	1,307	763	391
Equity in net earnings	74	14	11
Net income	$3,367	$2,707	$1,683
Basic earnings per common share	$25.47	$20.20	$12.24
Diluted earnings per common share	$25.31	$20.10	$12.16
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2020	2019	2018
	(in millions)
Net income	$3,367	$2,707	$1,683
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	393	450	(189)
Effect of income taxes	(89)	(105)	51
Total change in unrealized investment gains/losses, net of tax	304	345	(138)
Reclassification adjustment for net realized gains included in investment income	(90)	(34)	(53)
Effect of income taxes	20	8	17
Total reclassification adjustment, net of tax	(70)	(26)	(36)
Other comprehensive income (loss), net of tax	234	319	(174)
Comprehensive income (loss) attributable to equity method investments	1	(4)	(4)
Comprehensive income	$3,602	$3,022	$1,505
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2018	198,572	$33	$2,445	$13,670	$19	$(6,325)	$9,842
Net income				1,683			1,683
Other comprehensive income				(4)	(178)		(182)
Common stock repurchases	—		50			(1,140)	(1,090)
Dividends and dividend equivalents			—	(277)			(277)
Stock-based compensation			137				137
Restricted stock unit vesting	—	—	(145)			145	—
Stock option exercises	23	—	48			—	48
Balances, December 31, 2018	198,595	33	2,535	15,072	(159)	(7,320)	10,161
Net income				2,707			2,707
Other comprehensive loss				—	315		315
Common stock repurchases	—		150			(1,220)	(1,070)
Dividends and dividend equivalents			—	(296)			(296)
Stock-based compensation			163				163
Restricted stock unit vesting	32	—	(48)			48	—
Stock option exercises	3	—	20			37	57
Balances, December 31, 2019	198,630	33	2,820	17,483	156	(8,455)	12,037
Net income				3,367			3,367
Impact of adopting accounting standard				(2)			(2)
Other comprehensive income				—	235		235
Common stock repurchases	—		(263)			(1,557)	(1,820)
Dividends and dividend equivalents			—	(331)			(331)
Stock-based compensation			181				181
Restricted stock unit vesting	19	—	(59)			59	—
Stock option exercises	—	—	26			35	61
Balances, December 31, 2020	198,649	$33	$2,705	$20,517	$391	$(9,918)	$13,728
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities
Net income	$3,367	$2,707	$1,683
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	—	786
Gains on investment securities, net	(838)	(62)	(90)
Equity in net earnings	(74)	(14)	(11)
Stock compensation	181	163	137
Depreciation	528	505	444
Amortization	88	70	90
Provision for deferred income taxes	195	162	194
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(85)	(32)	(164)
Other assets	(581)	118	(484)
Benefits payable	2,139	1,142	252
Other liabilities	599	471	(676)
Unearned revenues	71	(36)	(95)
Other	49	90	107
Net cash provided by operating activities	5,639	5,284	2,173
Cash flows from investing activities
Acquisitions, net of cash acquired	(709)	—	(354)
Purchase of equity method investment in Kindred at Home	—	—	(1,095)
Cash transferred in sale of business	—	—	(805)
Purchases of property and equipment	(964)	(736)	(612)
Purchases of investment securities	(9,125)	(6,361)	(4,687)
Maturities of investment securities	4,986	1,733	972
Proceeds from sales of investment securities	2,747	4,086	3,494
Net cash used in investing activities	(3,065)	(1,278)	(3,087)
Cash flows from financing activities
Withdrawals from contract deposits, net	(939)	(623)	(640)
Proceeds from issuance of senior notes, net	1,088	987	—
Repayment of senior notes	(400)	(400)	—
Proceeds (repayments) from issuance of commercial paper, net	295	(360)	485
Proceeds from term loan	1,000	—	1,000
Repayment of term loan	(1,000)	(650)	(350)
Common stock repurchases	(1,820)	(1,070)	(1,090)
Dividends paid	(323)	(291)	(265)
Change in book overdraft	95	54	30
Proceeds from stock option exercises & other	49	58	45
Net cash used in financing activities	(1,955)	(2,295)	(785)
Increase (decrease) in cash and cash equivalents	619	1,711	(1,699)
Cash and cash equivalents at beginning of period	4,054	2,343	4,042
Cash and cash equivalents at end of period	$4,673	$4,054	$2,343

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

	For the year ended December 31,
	2020	2019	2018
Supplemental cash flow disclosures:	(in millions)
Interest payments	$258	$212	$195
Income tax payments, net	$1,132	$518	$631
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$819	$28	$392
Less: Fair value of liabilities assumed	(110)	(28)	(38)
Cash paid for acquired businesses, net of cash acquired	$709	$—	$354
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well‐being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in‐home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 83% of our total premiums and services revenue from contracts with the federal government in 2020, including 14% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.

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
COVID-19
The emergence and spread of COVID-19 has impacted our business. Beginning in the second half of March 2020, the implementation of stay-at-home and physical distancing orders and other restrictions on movement and economic activity resulted in the temporary deferral of non-essential care and significant reduction in hospital admissions and overall healthcare system utilization during April 2020. Non-COVID utilization then began to increase during May and June 2020, and continued to rebound throughout the third quarter and early in the fourth quarter of 2020, reaching approximately 95% of historic baseline levels as of the end of October 2020. Then, in the latter half of November and accelerating throughout the month of December, we experienced a significant increase in COVID-19 admissions in nearly all of the markets in which we operate across our Medicare Advantage, Medicaid, and group commercial insurance business lines, resulting in higher COVID-19 treatment and testing costs. During this period, we also experienced a corresponding decline in non-COVID utilization in all service categories to well below the near baseline levels of non-COVID utilization witnessed as late as the end of October 2020 (with non-COVID utilization in our Medicare Advantage business running approximately 15%

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
below normal levels at the close of the fourth quarter of 2020). The impact of this decline in non-COVID utilization more than offset the higher COVID-19 treatment and testing costs during this period. Our 2020 results were also impacted by our ongoing pandemic relief efforts and strategic investments in our integrated care delivery model.
Workforce Optimization
We initiated an involuntary workforce reduction program during 2019. This program impacted approximately 1,000 associates. As a result, we recorded charges of $47 million in 2019. Payments under this program were made upon termination during the severance pay period. The remaining 2019 workforce optimization obligation was $45 million as of December 31, 2019 and was fully settled as of December 31, 2020.
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
The annual premium-based fee on health insurers is not deductible for tax purposes. We estimate a liability for the health insurance industry fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the same calendar year. We record the liability for the health insurance industry fee in trade accounts payable and accrued expenses and record the deferred cost in other current assets in our consolidated financial statements. We pay the health insurance industry fee in September or October of each year. We paid the federal government $1.18 billion and $1.04 billion for the annual health insurance industry fee attributed to calendar years 2020 and 2018, respectively.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. On April 27, 2020, the U.S. Supreme Court ruled that the government is obligated to pay the losses under this risk corridor program, and that Congress did not impliedly repeal the obligation under its appropriations riders. In September 2020, we received a $609 million payment from the U.S Government pursuant to the judgement issued by the Court of Federal Claims on July 7, 2020. The $609 million payment received from the U.S Government and approximately $31 million in related fees and expenses are reflected in Premiums revenue and Operating costs, respectively, in our consolidated statements of income for the year ended December 31, 2020 and reported in the Corporate segment.
Cash and Cash Equivalents
Cash and cash equivalents include cash, time deposits, money market funds, commercial paper, other money market instruments, and certain U.S. Government securities with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the investments.
Investment Securities
Investment securities, which consist of debt and equity securities, are stated at fair value. Our debt securities have been categorized as available for sale. Debt securities available for current operations are classified as current assets and debt securities available to fund our professional and other self-insurance liability requirements, as well as restricted statutory deposits and equity securities, are classified as long-term assets. For the purpose of determining realized gross gains and losses for debt securities sold, which are included as a component of investment income in

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the consolidated statements of income, the cost of investment securities sold is based upon specific identification. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included as a component of stockholders’ equity and comprehensive income until realized from a sale or an expected credit loss is recognized. For the purpose of determining gross gains and losses for equity securities, changes in fair value at the reporting date are included as a component of investment income in the consolidated statements of income.
Prior to January 1, 2020, we applied the other-than-temporary impairment model for securities in an unrealized loss position which did not result in any material impairments for 2019 or 2018. Beginning on January 1, 2020, we adopted the new current expected credit losses, or CECL, model which retained many similarities from the previous other-than-temporary impairment model except eliminating from consideration in the impairment analysis the length of time over which the fair value had been less than cost. Also, under the CECL model, expected losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.

Potential expected credit loss impairment is considered using a variety of factors, including the extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a debt security; changes in the quality of the debt security's credit enhancement; payment structure of the debt security; changes in credit rating of the debt security by the rating agencies; failure of the issuer to make scheduled principal or interest payments on the debt security and changes in prepayment speeds. For debt securities, we take into account expectations of relevant market and economic data. For example, with respect to mortgage and asset-backed securities, such data includes underlying loan level data and structural features such as seniority and other forms of credit enhancements. We estimate the amount of the expected credit loss component of a debt security as the difference between the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of future cash flows discounted at the implicit interest rate at the date of purchase. The expected credit loss cannot exceed the full difference between the amortized cost basis and the fair value.
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
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
rebates by projecting calendar year minimum benefit ratios for the small group and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by Health and Human Services, or HHS, separately by state and legal entity. Medicare Advantage and Medicaid products are also subject to minimum benefit ratio requirements. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.
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
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies and discounts as a deposit in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2020, subsidy and discount payments of $13.3 billion exceeded reimbursements of $12.4 billion by $0.9 billion. For 2019, subsidy and discount payments of $11.8 billion exceeded reimbursements of $11.2 billion by $0.6 billion. For 2018, subsidy and discount payments of $10.3 billion exceeded reimbursements of $9.6 billion by $0.7 billion. We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
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
Our TRICARE members are served by both in-network and out-of-network providers in accordance with our contracts. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits in our consolidated statements of cash flows. For 2020, health care cost reimbursements and payments were each approximately $6.3 billion with payments exceeding reimbursements by $1 million. For 2019, health care cost payments of approximately $6.5 billion exceeded reimbursements of approximately $6.4 billion by $63 million. For 2018, health care cost reimbursements and payments were each approximately $5.6 billion with reimbursements exceeding payments by $38 million for the year.
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
At December 31, 2020 and 2019, accounts receivable related to services were $161 million and $141 million, respectively. For the year ended December 31, 2020, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet at December 31, 2020 and 2019.

For the year ended December 31, 2020, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations was not material.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Current Assets

Other current assets includes amounts associated with Medicare Part D as discussed above and in Note 7, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $1.4 billion and $1.3 billion at December 31, 2020 and 2019, respectively.

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

Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses after the date of acquisition as well as capital contributions to and distributions from these companies. Our proportionate share of the net income or loss of these companies is included in consolidated net income. Investment amounts in excess of our share of an investee’s net assets are amortized over the life of the related asset creating the excess. Excess goodwill is not amortized.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We use the one-step process to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our clinical and provider reporting units, which accounted for $524 million and $761 million of goodwill, respectively. Impairment tests completed for 2020, 2019, and 2018 did not result in an impairment loss.

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
We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent two months, a completion factor method uses historical paid claims patterns to estimate the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. Changes in claim inventory levels and known changes in claim payment processes are taken into account in these estimates. For the most recent two months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of hospital admissions, recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality.
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
Medical cost trends potentially are more volatile than other segments of the economy. The drivers of medical cost trends include increases in the utilization of hospital facilities, physician services, new higher priced technologies and medical procedures, and new prescription drugs and therapies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, the tort liability system, increases in medical services capacity, direct to consumer advertising for prescription drugs and medical services, an aging population, lifestyle changes including diet and smoking, catastrophes, public health emergencies, epidemics and pandemics (such as the spread of COVID-19) also may impact medical cost trends. Internal factors such as system conversions, claims processing cycle times, changes in medical management practices and changes in provider contracts also may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. All of these factors are considered in estimating IBNR and in estimating the per member per month claims trend for purposes of determining the reserve for the most recent two months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. The results of these studies are also considered in determining the reserve for the most recent two months. Each of these factors requires significant judgment by management.

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
Future policy benefits payable
Future policy benefits payable include liabilities for long-duration insurance policies primarily related to certain blocks of insurance assumed in acquisitions, primarily life and annuities in run-off status, and are included in our consolidated balance sheet with other long-term liabilities. Prior period future policy benefits payable previously included as a separate line item has been reclassified to conform to the 2020 presentation. Most of these policies are subject to reinsurance as detailed in Note 19.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

3. ACQUISITIONS AND DIVESTITURES
Acquisitions

In the first quarter of 2020, we acquired privately held Enclara Healthcare, or Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $709 million, net of cash received. This resulted in a purchase price allocation to goodwill of $517 million, other intangible assets of $240 million, and net tangible liabilities assumed of $13 million. The goodwill was assigned to the Healthcare Services segment. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 11 years. Enclara's goodwill is not amortizable as deductible expense for tax purposes.
Also in the first quarter of 2020, our Partners in Primary Care wholly-owned subsidiary entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. The WCAS partnership opened 20 payor-agnostic, senior-focused primary care centers during 2020, and is expected to open an additional 30 over the next 2 years. Partners in Primary Care committed to the acquisition of a non-controlling interest in the approximately $600 million entity. In addition, the agreement includes a series of put

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and call options through which WCAS may require us to purchase their interest in the entity and, through which we may acquire WCAS’s interest over the next 5 to 10 years.
In the first quarter of 2018, we acquired the remaining equity interest in MCCI Holdings, LLC, or MCCI, a privately held management service organization and healthcare provider headquartered in Miami, Florida, that primarily coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. The purchase price consisted primarily of $169 million cash, as well as our existing investment in MCCI and a note receivable and a revolving note with an aggregate balance of $383 million. This resulted in a purchase price allocation to goodwill of $483 million, other intangible assets of $80 million, and net tangible assets of $24 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 8 years. Goodwill is amortizable as deductible expense for tax purposes.
In the second quarter of 2018, we acquired Family Physicians Group, or FPG, for cash consideration of approximately $185 million, net of cash received. FPG serves Medicare Advantage and Managed Medicaid HMO patients in Greater Orlando, Florida with a footprint that includes clinics located in Lake, Orange, Osceola and Seminole counties. This resulted in a purchase price allocation to goodwill of $133 million, other intangible assets of $38 million and net tangible assets of $14 million. The goodwill was assigned to the Retail and Healthcare Services segments. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 5 years. The purchase price allocations for Enclara, MCCI and FPG are final.
During 2020 and 2019, we acquired other health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2020, 2019 and 2018 were not material to our results of operations. For asset acquisitions the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.
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

KMG revenues and net income for the 2018 period prior to the date of sale were $182 million and $47 million, respectively.

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
We account for our 40% investment in Kindred at Home using the equity method of accounting. This investment is reflected in Equity method investments in our consolidated balance sheets, with our share of income or loss reported as Equity in net earnings in our consolidated statements of income.

We entered into a shareholders agreement with the Sponsors that provides for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture beginning on July 2, 2021 and ending on July 1, 2022. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning on July 2, 2022 and ending on July 1, 2023. The put and call options, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation. The simulation relies on assumptions around Kindred at Home's equity value, risk free interest rates, volatility, and the details specific to the put and call options. The fair values of the put option and call option were $45 million and $503 million, respectively, at December 31, 2020 and were $28 million and $557 million, respectively, at December 31, 2019.
The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options for the years ended December 31, 2020 and 2019 of $71 million and $(506) million, respectively, are reported as Other expense (income), net in our consolidated statements of income.
The summarized balance sheets and statements of income at December 31, 2020 and 2019 of Kindred at Home were as follows:

Balance sheets	December 31, 2020	December 31, 2019
	(in millions)
Current assets	$844	$563
Non-current assets	4,858	4,967
Current liabilities	556	405
Non-current liabilities	2,445	2,637
Shareholders' equity	2,700	2,488

Statements of income
	For the year ended December 31, 2020	For the year ended December 31, 2019
	(in millions)
Revenues	$2,972	$3,100
Expenses	2,552	2,835
Net income	207	54

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2020 and 2019, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$616	$1	$(1)	$616
Mortgage-backed securities	3,115	140	(1)	3,254
Tax-exempt municipal securities	1,393	54	—	1,447
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	1,260	59	(1)	1,318
Asset-backed securities	1,364	10	(2)	1,372
Corporate debt securities	4,672	256	(1)	4,927
Total debt securities	$12,437	$520	$(6)	12,951
Common stock				815
Total investment securities				$13,766

December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$353	$1	$—	$354
Mortgage-backed securities	3,628	85	(3)	3,710
Tax-exempt municipal securities	1,433	30	—	1,463
Commercial mortgage-backed securities	786	18	—	804
Asset-backed securities	1,093	3	(3)	1,093
Corporate debt securities	3,867	82	(2)	3,947
Total debt securities	$11,160	$219	$(8)	11,371
Common stock				7
Total investment securities				$11,378

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Gross unrealized losses and fair values aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position were as follows at December 31, 2020 and 2019, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$225	$(1)	$—	$—	$225	$(1)
Mortgage-backed securities	199	(1)	—	—	199	(1)
Tax-exempt municipal securities	16	—	19	—	35	—
Mortgage-backed securities:
Residential	17	—	—	—	17	—
Commercial	193	(1)	43	—	236	(1)
Asset-backed securities	65	—	498	(2)	563	(2)
Corporate debt securities	342	(1)	16	—	358	(1)
Total debt securities	$1,057	$(4)	$576	$(2)	$1,633	$(6)

December 31, 2019
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$48	$—	$23	$—	$71	$—
Mortgage-backed securities	315	(1)	204	(2)	519	(3)
Tax-exempt municipal securities	58	—	75	—	133	—
Commercial mortgage-backed securities	118	—	36	—	154	—
Asset-backed securities	20	—	607	(3)	627	(3)
Corporate debt securities	589	(2)	155	—	744	(2)
Total debt securities	$1,148	$(3)	$1,100	$(5)	$2,248	$(8)
Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2020. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized loss from all debt securities was generated from approximately 150 positions out of a total of approximately 1,520 positions at December 31, 2020. All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2020 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2020, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2020.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(in millions)
Gross gains on investment securities	$947	$129	$106
Gross losses on investment securities	(109)	(67)	(16)
Net realized gains on investment securities	$838	$62	$90
Gross gains and gross losses on investment securities include both the gain resulting from the initial conversion of our prior ownership interest in certain privately held companies into common stock upon such companies' initial public offering, or IPO, and subsequent changes in the market value of such securities from the IPO through December 31, 2020, which combined to total $837 million and $91 million, respectively.
All purchases of and proceeds from investment securities for the years ended December 31, 2020 and 2019 relate to debt securities.
There were no material other-than-temporary impairments in 2019 or 2018.
The contractual maturities of debt securities available for sale at December 31, 2020, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$802	$805
Due after one year through five years	2,145	2,236
Due after five years through ten years	2,247	2,396
Due after ten years	1,487	1,553
Mortgage and asset-backed securities	5,756	5,961
Total debt securities	$12,437	$12,951

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2020 and 2019, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2020
Cash equivalents	$4,548	$4,548	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	616	—	616	—
Mortgage-backed securities	3,254	—	3,254	—
Tax-exempt municipal securities	1,447	—	1,447	—
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	1,318	—	1,318	—
Asset-backed securities	1,372	—	1,372	—
Corporate debt securities	4,927	—	4,927	—
Total debt securities	12,951	—	12,951	—
Common stock	815	815	—	—
Total invested assets	$18,314	$5,363	$12,951	$—

December 31, 2019
Cash equivalents	$3,660	$3,660	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	354	—	354	—
Mortgage-backed securities	3,710	—	3,710	—
Tax-exempt municipal securities	1,463	—	1,463	—
Mortgage-backed securities:
Commercial	804	—	804	—
Asset-backed securities	1,093	—	1,093	—
Corporate debt securities	3,947	—	3,947	—
Total debt securities	11,371	—	11,371	—
Common stock	7	7	—	—
Total invested assets	$15,038	$3,667	$11,371	$—

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $6,060 million at December 31, 2020 and $5,366 million at December 31, 2019. The fair value of our senior note debt was $7,352 million at December 31, 2020 and $5,916 million at December 31, 2019. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities.

Due to the short-term nature, carrying value approximates fair value for commercial paper borrowings. The commercial paper borrowings were $600 million and $300 million at December 31, 2020 and December 31, 2019, respectively.
Put and Call Options Measured at Fair Value
The put and call options associated with our investment in Kindred at Home, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $45 million and $503 million, respectively, at December 31, 2020 and $28 million and $557 million, respectively, at December 31, 2019.
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

	December 31, 2020	December 31, 2019
Annualized volatility	29.9%	19.8%
Secured credit rate	0.4%	2.2%
NOPAT	12.0%	12.0%
Weighted average cost of capital	9.5%	10.0%
Long term growth rate	3.0%	3.0%

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As disclosed in Note 3, we acquired Enclara, MCCI, FPG, and other health and wellness related businesses during 2020, 2019, and 2018. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected future cash flows and discount rates used in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2020, 2019, or 2018.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. MEDICARE PART D
As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2020 and 2019. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	2020		2019
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$216	$1,420	$5	$585
Trade accounts payable and accrued expenses	(39)	(253)	(120)	(356)
Net current asset (liability)	177	1,167	(115)	229
Other long-term assets	8	—	6	—
Other long-term liabilities	(90)	—	(61)	—
Net long-term liability	(82)	—	(55)	—
Total net asset (liability)	$95	$1,167	$(170)	$229

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2020 and 2019.

	2020	2019
	(in millions)
Land	$19	$20
Buildings and leasehold improvements	952	874
Equipment	1,009	922
Computer software	3,514	2,799
	5,494	4,615
Accumulated depreciation	(3,123)	(2,660)
Property and equipment, net	$2,371	$1,955
Depreciation expense was $528 million in 2020, $505 million in 2019, and $444 million in 2018, including amortization expense for capitalized internally developed and purchased software of $351 million in 2020, $343 million in 2019, and $298 million in 2018.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2020 and 2019 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2019	$1,535	$261	$2,101	$3,897
Acquisitions	—	—	31	31
Balance at December 31, 2019	1,535	261	2,132	3,928
Acquisitions	—	—	519	519
Balance at December 31, 2020	$1,535	$261	$2,651	$4,447
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2020 and 2019.

	Weighted Average Life	2020			2019
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Customer contracts/relationships	9.5 years	$849	$572	$277	$646	$496	$150
Trade names and technology	7.0 years	122	89	33	84	84	—
Provider contracts	11.8 years	69	50	19	70	44	26
Noncompetes and other	7.3 years	29	29	—	29	28	1
Total other intangible assets	9.3 years	$1,069	$740	$329	$829	$652	$177
Amortization expense for other intangible assets was approximately $88 million in 2020, $70 million in 2019, and $90 million in 2018. Amortization expense for 2018 included $12 million associated with the write-off of a trade name value reflecting the re-branding of certain provider assets.
The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
For the years ending December 31,
2021	$56
2022	53
2023	40
2024	33
2025	33

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
Right-of-use assets included within other long-term assets in our consolidated balance sheets were $437 million and $410 million at December 31, 2020 and 2019, respectively. Operating lease liabilities included within trade accounts payable and accrued expenses were $129 million and $116 million at December 31, 2020 and December 31, 2019, respectively. Additionally, operating lease liabilities included within other long-term liabilities were $355 million and $332 million at December 31, 2020 and December 31, 2019, respectively. The classification of our operating lease liabilities is based on the remaining lease term.
For the years ended December 31, 2020 and December 31, 2019, total fixed operating lease costs, excluding short-term lease costs, were $141 million and $154 million, respectively, and are included within operating costs in our consolidated statements of income. Short-term lease costs were not material for the years ended December 31, 2020 and December 31, 2019. In addition, for the years ended December 31, 2020 and December 31, 2019, total variable operating lease costs were $92 million and $82 million, respectively, and are included within operating costs in our consolidated statements of income.
We sublease facilities or partial facilities to third party tenants for space not used in our operations. For the years ended December 31, 2020 and December 31, 2019, sublease rental income was $36 million and $45 million, respectively, and is included within operating costs in our consolidated statements of income.
The weighted average remaining lease term is 5.2 years and 4.9 years with a weighted average discount rate of 3.7% and 4.1% at December 31, 2020 and December 31, 2019, respectively. For the year-ended December 31, 2020 and December 31, 2019, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $146 million and $151 million, respectively.

Maturity of Lease Liabilities	December 31, 2020
(in millions)
2021	$146
2022	129
2023	82
2024	59
2025	41
After 2025	87
Total lease payments	544
Less: Interest	60
Present value of lease liabilities	$484

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the year ended 2018, under prior lease disclosure requirements
We lease facilities, computer hardware, and other furniture and equipment under long-term operating leases that are noncancellable and expire on various dates through 2046. We sublease facilities or partial facilities to third party tenants for space not used in our operations. Rent with scheduled escalation terms are accounted for on a straight-line basis over the lease term. Rent expense and sublease rental income, which are recorded net as an operating cost, for all operating leases were as follows for the year ended December 31, 2018:

2018
(in millions)
Rent expense	$167
Sublease rental income	(32)
Net rent expense	$135

11. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable was as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Balances at January 1	$6,004	$4,862	$4,668
Less: Reinsurance recoverables	(68)	(95)	(70)
Balances at January 1, net	5,936	4,767	4,598
Incurred related to:
Current year	61,941	54,193	46,385
Prior years	(313)	(336)	(503)
Total incurred	61,628	53,857	45,882
Paid related to:
Current year	(54,003)	(48,421)	(41,736)
Prior years	(5,418)	(4,267)	(3,977)
Total paid	(59,421)	(52,688)	(45,713)
Reinsurance recoverable	—	68	95
Balances at December 31	$8,143	$6,004	$4,862
    Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $313 million in 2020, $336 million in 2019, and $503 million in 2018. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2020, 2019, and 2018.

	(Favorable) Unfavorable Medical Claims Reserve Development
	2020	2019	2018

Retail Segment	$(266)	$(386)	$(398)
Group and Specialty Segment	(47)	50	(46)
Individual Commercial Segment	—	—	(57)
Other Businesses	—	—	(2)
Total	$(313)	$(336)	$(503)
The medical claims reserve development for 2020, 2019, and 2018 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. Favorable prior period development is primarily attributed to our Medicare Advantage medical business.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our segments as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2019 and 2018 is presented as supplementary information.
    Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Retail Segment
    Activity in benefits payable for our Retail segment was as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Balances at January 1	$5,363	$4,338	$3,963
Less: Reinsurance recoverables	(68)	(95)	(70)
Balances at January 1, net	5,295	4,243	3,893
Incurred related to:
Current year	56,821	48,983	41,323
Prior years	(266)	(386)	(398)
Total incurred	56,555	48,597	40,925
Paid related to:
Current year	(49,586)	(43,831)	(37,189)
Prior years	(4,836)	(3,714)	(3,386)
Total paid	(54,422)	(47,545)	(40,575)
Reinsurance recoverable	—	68	95
Balances at December 31	$7,428	$5,363	$4,338
    At December 31, 2020, benefits payable for our Retail segment included IBNR of approximately $4.7 billion, primarily associated with claims incurred in 2020. The cumulative number of reported claims as of December 31, 2020 was approximately 133.0 million for claims incurred in 2020, 128.8 million for claims incurred in 2019, and 109.9 million for claims incurred in 2018.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables provide information about incurred and paid claims development for the Retail segment as of December 31, 2020, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2018 Unaudited	2019 Unaudited	2020
	(in millions)
2018	$41,323	$40,984	$40,946
2019		48,983	48,820
2020			56,821
Total			$146,587

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2018 Unaudited	2019 Unaudited	2020
	(in millions)
2018	$37,189	$40,841	$40,946
2019		43,831	48,627
2020			49,586
Total			139,159
All outstanding benefit liabilities before 2018, net of reinsurance			N/A
Benefits payable, net of reinsurance			$7,428
    Group and Specialty Segment
    Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Balances at January 1	$641	$517	$568
Incurred related to:
Current year	5,576	5,708	5,466
Prior years	(47)	50	(46)
Total incurred	5,529	5,758	5,420
Paid related to:
Current year	(4,873)	(5,081)	(4,957)
Prior years	(582)	(553)	(514)
Total paid	(5,455)	(5,634)	(5,471)
Balances at December 31	$715	$641	$517
    At December 31, 2020, benefits payable for our Group and Specialty segment included IBNR of approximately $594 million, primarily associated with claims incurred in 2020. The cumulative number of reported claims as of December 31, 2020 was approximately 8.6 million for claims incurred in 2020, 10.0 million for claims incurred in 2019, and 10.9 million for claims incurred in 2018.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
    The following tables provide information about incurred and paid claims development for the Group and Specialty segment as of December 31, 2020, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2018 Unaudited	2019 Unaudited	2020
	(in millions)
2018	$5,466	$5,501	$5,505
2019		5,708	5,657
2020			5,576
Total			$16,738

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2018 Unaudited	2019 Unaudited	2020
	(in millions)
2018	$4,957	$5,487	$5,505
2019		5,081	5,645
2020			4,873
Total			16,023
All outstanding benefit liabilities before 2018, net of reinsurance			N/A
Benefits payable, net of reinsurance			$715
    Reconciliation to Consolidated
The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

December 31, 2020
Net outstanding liabilities
Retail	$7,428
Group and Specialty	715
Benefits payable, net of reinsurance	8,143
Reinsurance recoverable on unpaid claims
Retail	—
Total benefits payable, gross	$8,143

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in millions)
Current provision:
Federal	$1,019	$560	$139
States and Puerto Rico	93	41	58
Total current provision	1,112	601	197
Deferred expense	195	162	194
Provision for income taxes	$1,307	$763	$391
The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2020, 2019 and 2018 due to the following:

	2020	2019	2018
	(in millions)
Income tax provision at federal statutory rate	$982	$729	$436
States, net of federal benefit, and Puerto Rico	63	49	42
Tax exempt investment income	(5)	(6)	(11)
Health insurance industry fee	268	—	243
Nondeductible executive compensation	19	25	17
Tax reform	—	—	(39)
KMG sale	—	—	(272)
Other, net	(20)	(34)	(25)
Provision for income taxes	$1,307	$763	$391
The tax reform law enacted on December 22, 2017, or Tax Reform Law, reduced the statutory federal corporate income tax rate to 21 percent from 35 percent, beginning in 2018, and required a mandatory deemed repatriation of undistributed foreign earnings. The rate reduction required a remeasurement of our net deferred tax asset. Revisions to our prior estimate for the income tax effects of the Tax Reform Law decreased our 2018 tax provision by approximately $39 million.
Due to a higher tax basis in KMG than book basis the incremental tax benefit on the sale of KMG of $272 million resulted from a tax loss higher than the loss recorded in the statement of income for the year ended December 31, 2018. In addition, the amount reflects our ability to carryback the capital loss to tax years 2015, 2016 and 2017 at the historical tax rate of 35 percent instead of the current tax rate of 21 percent.
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principal components of our net deferred tax balances at December 31, 2020 and 2019 were as follows:

	Assets (Liabilities)
	2020	2019
	(in millions)
Compensation and other accrued expense	$171	$111
Benefits payable	87	89
Net operating loss carryforward	32	42
Deferred acquisition costs	26	22
Unearned revenues	12	8
Other	11	8
Capital loss carryforward	—	1
Total deferred income tax assets	339	281
Valuation allowance	(37)	(45)
Total deferred income tax assets, net of valuation allowance	302	236
Depreciable property and intangible assets	(449)	(329)
Investment securities	(418)	(181)
Prepaid expenses	(91)	(64)
Future policy benefits payable	(3)	(3)
Total deferred income tax liabilities	(961)	(577)
Total net deferred income tax liabilities	$(659)	$(341)
All deferred tax liabilities and assets are classified as noncurrent in our consolidated balance sheets as other long-term liabilities at December 31, 2020 and 2019.
At December 31, 2020, we had approximately $86 million of net operating losses to carry forward. These loss carryforwards, if not used to offset future taxable income, will expire from 2024 through 2031. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $37 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to recover these deferred tax assets.
We file income tax returns in the United States and Puerto Rico. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2017 and prior years. Our 2018 and 2019 tax returns are in the post-filing review period under the Compliance Assurance Process, or CAP. Our 2020 tax return is under advance review by the IRS under CAP. With a few exceptions, which are immaterial in the aggregate, we no longer are subject to state, local and foreign tax examinations for years before 2017. We are not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations. We do not have material uncertain tax positions reflected in our consolidated balance sheets.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. DEBT
The carrying value of debt outstanding was as follows at December 31, 2020 and 2019:

	2020	2019
	(in millions)
Short-term debt:
Commercial paper	$600	$300
Senior notes:
$400 million, 2.50% due December 15, 2020	—	399
Total short-term debt	$600	$699

Long-term debt:
Senior notes:
$600 million, 3.15% due December 1, 2022	$598	$598
$400 million, 2.90% due December 15, 2022	398	397
$600 million, 3.85% due October 1, 2024	598	597
$600 million, 4.50% due April 1, 2025	595	—
$600 million, 3.95% due March 15, 2027	596	595
$500 million, 3.125% due August 15, 2029	495	495
$500 million, 4.875% due April 1, 2030	494	—
$250 million, 8.15% due June 15, 2038	262	262
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	396	396
$500 million, 3.95% due August 15, 2049	493	492
Total long-term debt	$6,060	$4,967
Maturities of the short-term and long-term debt for the years ending December 31, are as follows:

For the years ending December 31,	(in millions)
2021	$600
2022	1,000
2023	—
2024	600
2025	600
Thereafter	3,900
Senior Notes
In December 2020, we repaid $400 million aggregate principal amount of our 2.5% senior notes due on their maturity date of December 15, 2020.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid, were approximately $1,088 million as of December 31, 2020. We used the net proceeds for general corporate purposes.

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
    The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 50% as well as customary events of default. We are in compliance with this financial covenant, with an actual debt to capitalization of 33% as measured in accordance with the credit agreement as of December 31, 2020. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At December 31, 2020, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of December 31, 2020, we had $2 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
    Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2020 was $600 million, with $600 million outstanding at December 31, 2020 compared to $300 million outstanding at December 31, 2019. The outstanding commercial paper at December 31, 2020 had a weighted average annual interest rate of 0.34%.
Term Note
In February 2020, we entered into a new $1 billion term loan commitment with a bank that matures 1 year after the first draw, subject to a 1 year extension. In March 2020, we made a draw on the entire term loan commitment of $1 billion. The facility fee, interest rate and financial covenants are consistent with those of our revolving credit agreement. The note was prepayable without penalty. We repaid the $1 billion outstanding balance in November 2020.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $236 million in 2020, $221 million in 2019, and $197 million in 2018. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $410.27 on December 31, 2020, approximately 10% of the retirement and savings plan’s assets were invested in our common stock, or approximately 1.5 million shares, representing approximately 1.2% of the shares outstanding as of December 31, 2020. At December 31, 2020, approximately 1.3 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
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
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$171	$152	$124
Stock options	10	11	13
Total stock-based compensation expense	181	163	137
Tax benefit recognized	(29)	(35)	(21)
Stock-based compensation expense, net of tax	$152	$128	$116
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $32 million in 2020, $25 million in 2019, and $49 million in 2018. There was no capitalized stock-based compensation expense during these years.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2020, there were 11.7 million shares reserved for stock award plans under the Humana Inc. 2011 Stock Incentive Plan, or 2011 Plan, and 15.9 million shares reserved for stock award plans under the Humana Inc. 2019 Stock Incentive Plan, or 2019 Plan. These reserved shares included giving effect to, under the 2011 Plan, 3.9 million shares of common stock available for future grants assuming all stock options were granted or 1.7 million shares available for future grants assuming all restricted stock were granted. These reserved shares included giving effect to, under the 2019 Plan, 14.4 million shares of common stock available for future grants assuming all stock options were granted or 4.3 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with return on invested capital and strategic membership growth. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $354.66 in 2020, $302.09 in 2019, and $276.62 in 2018. Activity for our restricted stock was as follows for the year ended December 31, 2020:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2019	976	$245.21
Granted	471	354.66
Vested	(486)	274.80
Forfeited	(50)	303.74
Nonvested restricted stock at December 31, 2020	911	$282.81
Approximately 33% of the nonvested restricted stock at December 31, 2020 included performance-based conditions.
The fair value of shares vested was $191 million during 2020, $141 million during 2019, and $298 million during 2018. Total compensation expense not yet recognized related to nonvested restricted stock was $175 million at December 31, 2020. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted-average fair value of each option granted during 2020, 2019, and 2018 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2020	2019	2018
Weighted-average fair value at grant date	$69.73	$68.53	$63.67
Expected option life (years)	4.0 years	4.1 years	4.1 years
Expected volatility	24.9%	25.5%	26.1%
Risk-free interest rate at grant date	1.2%	2.4%	2.5%
Dividend yield	0.7%	0.7%	0.7%
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
Activity for our option plans was as follows for the year ended December 31, 2020:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2019	493	$250.46
Granted	111	350.79
Exercised	(276)	221.15
Forfeited	(5)	307.96
Options outstanding at December 31, 2020	323	$309.04
Options exercisable at December 31, 2020	100	$277.51
As of December 31, 2020, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $32 million, and a weighted-average remaining contractual term of 4.9 years. As of December 31, 2020, exercisable stock options had an aggregate intrinsic value of $13 million, and a weighted-average remaining contractual term of 3.8 years. The total intrinsic value of stock options exercised during 2020 was $51 million, compared with $43 million during 2019 and $43 million during 2018. Cash received from stock option exercises totaled $61 million in 2020, $58 million in 2019, and $50 million in 2018.
Total compensation expense not yet recognized related to nonvested options was $9 million at December 31, 2020. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$3,367	$2,707	$1,683
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	132,199	134,055	137,486
Dilutive effect of:
Employee stock options	92	107	194
Restricted stock	721	565	723
Shares used to compute diluted earnings per common share	133,012	134,727	138,403
Basic earnings per common share	$25.47	$20.20	$12.24
Diluted earnings per common share	$25.31	$20.10	$12.16
Number of antidilutive stock options and restricted stock awards excluded from computation	238	478	223

16. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2018, 2019, and 2020 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2018	$1.90	$262
2019	$2.15	$289
2020	$2.43	$322
In November 2020, the Board declared a cash dividend of $0.625 per share that was paid on January 29, 2021 to stockholders of record on December 31, 2020, for an aggregate amount of $81 million. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
In February 2021, the Board declared a cash dividend of $0.70 per share payable on April 30, 2021 to stockholders of record on March 31, 2021.
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

On July 31, 2019, we entered into an accelerated stock repurchase agreement, the July 2019 ASR, with Citibank, N.A., or Citi, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on July 30, 2019. On August 2, 2019, we made a payment of $1 billion to Citi and received an initial delivery of 2.7 million shares of our common stock. We recorded the payment to Citi as a reduction to stockholders’ equity, consisting of an $800 million increase in treasury stock, which reflected the value of the initial 2.7 million shares received upon initial settlement, and a $200 million decrease in capital in excess of par value, which reflected the value of stock held back by Citi pending final settlement of the July 2019 ASR. Upon final settlement of the July 2019 ASR on December 26, 2019, we received an additional 0.7 million shares as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $296.19, bringing the total shares received under the July 2019 ASR to 3.4 million. In addition, upon settlement we reclassified the $200 million value of stock initially held back by Citi from capital in excess of par value to treasury stock.

On December 22, 2020, we entered into separate accelerated stock repurchase agreements, ("the December 2020 ASR Agreements"), with Citibank, N.A., or Citi, and JPMorgan Chase Bank, or JPM, to repurchase $1.75 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on July 30, 2019. On December 23, 2020, in accordance with the December 2020 ASR Agreements, we made a payment of $1.75 billion ($875 million to Citi and $875 million to JPM) and received an initial delivery of 3.8 million shares of our common stock (1.9 million shares each from Citi and JPM). We recorded the payments to Citi and JPM as a reduction to stockholders’ equity, consisting of an $1.5 billion increase in treasury stock, which reflects the value of the initial 3.8 million shares received upon initial settlement, and a $262.5 million decrease in

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
capital in excess of par value, which reflects the value of stock held back by Citi and JPM pending final settlement of the December 2020 ASR Agreements. The final number of shares that we may receive, or be required to remit, under the December 2020 ASR Agreements, will be determined based on the daily volume-weighted average share price of our common stock over the term of the December 2020 ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the December 2020 ASR Agreements. We expect final settlement under the December 2020 Agreements to occur during the second quarter of 2021. The December 2020 Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms upon certain specified events, the circumstances generally under which final settlement of the agreement may be accelerated, extended, or terminated early by Citi, JPM or Humana as well as various acknowledgments and representations made by the parties to each other. At final settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from Citi and JPM or we may be required to make a payment. If we are obligated to make a payment, we may elect to satisfy such obligation in cash or shares of our common stock.

On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024.

Excluding shares acquired in connection with employee stock plans, share repurchases were as follows during the years ended December 31, 2020, 2019 and 2018.

		2020		2019		2018
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
December 2017	3,000	—	$—	—	$—	3.07	$1,024
July 2019	3,000	3.80	1,750	3.40	1,000	—	—
Total repurchases		3.80	$1,750	3.40	$1,000	3.07	$1,024

In connection with employee stock plans, we acquired 0.2 million common shares for $70 million in 2020, 0.2 million common shares for $70 million in 2019, and 0.4 million common shares for $116 million in 2018.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $9.4 billion and $8.0 billion as of December 31, 2020 and 2019, respectively, which exceeded aggregate minimum regulatory requirements of $7.0 billion and $5.9 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2021 is approximately $1.4 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
dividends that were paid to our parent company were approximately $1.3 billion in 2020, $1.8 billion in 2019, and $2.3 billion in 2018.

17. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $291 million in 2021, $250 million in 2022, $138 million in 2023, $77 million in 2024, and $51 million in 2025. Purchase obligations exclude agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020, we were not involved in any SPE transactions.
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
Government Contracts
Our Medicare products, which accounted for approximately 82% of our total premiums and services revenue for the year ended December 31, 2020, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2021, and all of our product offerings filed with CMS for 2021 have been approved.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2020, 50% of the risk score was calculated from claims data submitted through EDS. CMS increased that percentage to 75% for 2021 and will complete the phased-in transition from RAPS to EDS by using only EDS data to calculate risk scores in 2022. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We believe that CMS's statements and policies regarding the requirement to report and return identified overpayments received by MA plans are inconsistent with CMS's 2012 RADV audit methodology, and the Medicare statute's requirements. These statements and policies, such as certain statements contained in the preamble to CMS’s final rule release regarding Medicare Advantage and Part D prescription drug benefit program regulations for Contract Year 2015 (which we refer to as the "Overpayment Rule"), and the Proposed Rule, appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without addressing the principles underlying the FFS Adjuster referenced above. On September 7, 2018, the Federal District Court for the District of Columbia vacated CMS's Overpayment Rule, concluding that it violated the Medicare statute, including the requirement for actuarial equivalence, and that the Overpayment Rule was also arbitrary and capricious in departing from CMS's RADV methodology without adequate explanation (among other reasons). CMS has appealed the decision to the Circuit Court of Appeals.
We will continue to work with CMS to ensure that MA plans are paid accurately and that payment model principles are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.
At December 31, 2020, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2020, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately six million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
Our state-based Medicaid business accounted for approximately 6% of our total premiums and services revenue for the year ended December 31, 2020. In addition to our state-based Temporary Assistance for Needy Families, or TANF, Medicaid contracts in Florida and Kentucky, we have contracts in Florida for Long Term Support Services (LTSS), and in Illinois for stand-alone dual eligible demonstration programs serving individuals dually eligible for both the federal Medicare program and the applicable state-based Medicaid program.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and clinical care service, such as home health and other services and capabilities to promote wellness and advance population health, including our non-consolidating minority investment in Kindred at Home and the strategic partnership with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $16.5 billion in 2020, $14.9 billion in 2019, and $13.4 billion in 2018. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $127 million in 2020, $117 million in 2019, and $129 million in 2018.
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
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 83% for 2020, 82% for 2019 and 81% for 2018.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
2020
External revenues
Premiums:
Individual Medicare Advantage	$51,697	$—	$—	$—	$51,697
Group Medicare Advantage	7,774	—	—	—	7,774
Medicare stand-alone PDP	2,742	—	—	—	2,742
Total Medicare	62,213	—	—	—	62,213
Fully-insured	688	4,761	—	602	6,051
Specialty	—	1,699	—	—	1,699
Medicaid and other	4,223	—	—	—	4,223
Total premiums	67,124	6,460	—	602	74,186
Services revenue:
Provider	—	—	435	—	435
ASO and other	19	780	—	—	799
Pharmacy	—	—	581	—	581
Total services revenue	19	780	1,016	—	1,815
Total external revenues	67,143	7,240	1,016	602	76,001
Intersegment revenues
Services	—	29	19,491	(19,520)	—
Products	—	—	7,928	(7,928)	—
Total intersegment revenues	—	29	27,419	(27,448)	—
Investment income	155	16	13	970	1,154
Total revenues	67,298	7,285	28,448	(25,876)	77,155
Operating expenses:
Benefits	56,537	5,529	—	(438)	61,628
Operating costs	7,402	1,818	27,395	(26,563)	10,052
Depreciation and amortization	342	81	183	(117)	489
Total operating expenses	64,281	7,428	27,578	(27,118)	72,169
Income (loss) from operations	3,017	(143)	870	1,242	4,986
Interest expense	—	—	—	283	283
Other expense, net	—	—	—	103	103
Income (loss) before income taxes and equity in net earnings	3,017	(143)	870	856	4,600
Equity in net earnings	—	—	74	—	74
Segment earnings (loss)	$3,017	$(143)	$944	$856	$4,674

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
2019
External revenues
Premiums:
Individual Medicare Advantage	$43,128	$—	$—	$—	$43,128
Group Medicare Advantage	6,475	—	—	—	6,475
Medicare stand-alone PDP	3,165	—	—	—	3,165
Total Medicare	52,768	—	—	—	52,768
Fully-insured	588	5,123	—	—	5,711
Specialty	—	1,571	—	—	1,571
Medicaid and other	2,898	—	—	—	2,898
Total premiums	56,254	6,694	—	—	62,948
Services revenue:
Provider	—	—	446	—	446
ASO and other	17	790	—	—	807
Pharmacy	—	—	186	—	186
Total services revenue	17	790	632	—	1,439
Total external revenues	56,271	7,484	632	—	64,387
Intersegment revenues
Services	—	18	18,255	(18,273)	—
Products	—	—	6,894	(6,894)	—
Total intersegment revenues	—	18	25,149	(25,167)	—
Investment income	195	23	2	281	501
Total revenues	56,466	7,525	25,783	(24,886)	64,888
Operating expenses:
Benefits	48,602	5,758	—	(503)	53,857
Operating costs	5,306	1,651	24,852	(24,428)	7,381
Depreciation and amortization	323	88	156	(109)	458
Total operating expenses	54,231	7,497	25,008	(25,040)	61,696
Income from operations	2,235	28	775	154	3,192
Interest expense	—	—	—	242	242
Other income, net	—	—	—	(506)	(506)
Income before income taxes and equity in net earnings	2,235	28	775	418	3,456
Equity in net earnings	—	—	14	—	14
Segment earnings	$2,235	$28	$789	$418	$3,470

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Individual Commercial	Other Businesses	Eliminations/ Corporate	Consolidated
	(in millions)
2018
External revenues
Premiums:
Individual Medicare Advantage	$35,656	$—	$—	$—	$—	$—	$35,656
Group Medicare Advantage	6,103	—	—	—	—	—	6,103
Medicare stand-alone PDP	3,584	—	—	—	—	—	3,584
Total Medicare	45,343	—	—	—	—	—	45,343
Fully-insured	510	5,444	—	8	—	—	5,962
Specialty	—	1,359	—	—	—	—	1,359
Medicaid and other	2,255	—	—	—	22	—	2,277
Total premiums	48,108	6,803	—	8	22	—	54,941
Services revenue:
Provider	—	—	404	—	—	—	404
ASO and other	11	835	—	—	4	—	850
Pharmacy	—	—	203	—	—	—	203
Total services revenue	11	835	607	—	4	—	1,457
Total external revenues	48,119	7,638	607	8	26	—	56,398
Intersegment revenues
Services	—	18	16,840	—	—	(16,858)	—
Products	—	—	6,330	—	—	(6,330)	—
Total intersegment revenues	—	18	23,170	—	—	(23,188)	—
Investment income	136	23	34	—	110	211	514
Total revenues	48,255	7,679	23,811	8	136	(22,977)	56,912
Operating expenses:
Benefits	40,925	5,420	—	(70)	77	(470)	45,882
Operating costs	5,327	1,810	22,905	4	6	(22,527)	7,525
Depreciation and amortization	270	88	163	—	—	(116)	405
Total operating expenses	46,522	7,318	23,068	(66)	83	(23,113)	53,812
Income from operations	1,733	361	743	74	53	136	3,100
Loss on sale of business	—	—	—	—	—	786	786
Interest expense	—	—	—	—	—	218	218
Other expense, net	—	—	—	—	—	33	33
Income (loss) before income taxes and equity in net earnings	1,733	361	743	74	53	(901)	2,063
Equity in net earnings	—	—	11	—	—	—	11
Segment earnings (loss)	$1,733	$361	$754	$74	$53	$(901)	$2,074

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19. REINSURANCE
Certain blocks of insurance assumed in acquisitions, primarily life and annuities in run-off status are subject to reinsurance where some or all of the underwriting risk related to these policies has been ceded to a third party. In addition, a large portion of our reinsurance takes the form of 100% coinsurance agreements where, in addition to all of the underwriting risk, all administrative responsibilities, including premium collections and claim payment, have also been ceded to a third party. We acquired these policies and related reinsurance agreements with the purchase of stock of companies in which the policies were originally written. We acquired these companies for business reasons unrelated to these particular policies, including the companies’ other products and licenses necessary to fulfill strategic plans.
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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Reinsurance recoverables, included in other current and long-term assets, were $194 million at December 31, 2020 and $267 million at December 31, 2019. The amount of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately $193 million at December 31, 2020 and approximately $267 million at December 31, 2019. Premiums ceded were $29 million in 2020, $1 billion in 2019 and $976 million in 2018. Benefits ceded were $7 million in 2020, $881 million in 2019, and $980 million in 2018. Historical ceded premium and benefits reflect the activity associated with ceding all risk under a Medicaid contract to a third party reinsurer. The reinsurance agreement ceding all risk under the Medicaid contract was terminated effective January 1, 2020.
We evaluate the financial condition of our reinsurers on a regular basis. Protective Life Insurance Company with $171 million in reinsurance recoverables is well-known and well-established with a AM Best rating of A+ at December 31, 2020. The remaining reinsurance recoverables of $22 million are divided between 10 other reinsurers, with $3 million subject to funds withheld accounts or other financial guarantees supporting the repayment of these amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Incurred but not yet Reported Benefits Payable

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s incurred but not yet reported benefits payable (IBNR) was $5.3 billion as of December 31, 2020. Management develops its estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a greater probability of being adequate versus being insufficient, or such that the liabilities established for IBNR are sufficient to cover obligations under an assumption of moderately adverse conditions. As described by management, for the periods prior to the most recent two months, a completion factor method uses historical paid claims patterns to estimate the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. Changes in claim inventory levels and known changes in claim payment processes are taken into account in these estimates. For the most recent two months, IBNR is estimated primarily from a trend analysis based upon per member per month claims trends developed from historical experience in the preceding months, adjusted for known changes in estimates of hospital admissions, recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix and workday seasonality.

The principal considerations for our determination that performing procedures relating to the valuation of IBNR is a critical audit matter are the significant judgment by management when developing the estimate of IBNR, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the actuarial methodologies and significant assumptions related to completion factors, per member per month claims trends, and the potential for moderately adverse conditions. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of IBNR, including controls over the actuarial methodologies and development of significant assumptions related to completion factors, per member per month claims trends, and the potential for moderately adverse conditions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of IBNR. This independent estimate includes a range of reasonable outcomes, including outcomes under moderately adverse conditions, which are compared to management’s estimate of IBNR. Developing the independent estimate involved developing independent completion factors and per member per month claims trends assumptions using management’s data, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of management’s assumptions.

Goodwill Impairment Assessment - Provider and Clinical Reporting Units

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4.4 billion as of December 31, 2020, and the goodwill associated with the Provider and Clinical Reporting Units was $761 million and $524 million, respectively. Management conducts an impairment test in the fourth quarter of each year and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Management relies on a discounted cash flow analysis to determine fair value and uses discount rates that correspond to a market-based weighted-average cost of capital, and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in management’s cash flow projections, including revenue growth rates, medical and operating cost trends, and projected operating income, are supported with management’s long-range business plan and annual planning process.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Provider and Clinical Reporting Units is a critical audit matter are the significant judgment by management when developing the fair value estimate of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate management’s cash flow projections, including significant assumptions related to the revenue and terminal growth rates, projected operating income, and the discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the significant assumptions used in the valuation of the Provider and Clinical Reporting Units. These procedures also included, among others, testing management's process for developing the fair value estimate of the reporting units; evaluating the appropriateness of the discounted cash flow analysis; testing the completeness and accuracy of underlying data used in the analysis; and evaluating the reasonableness of the significant assumptions used by management related to the revenue and terminal growth rates and projected operating income, by considering the past performance of the reporting units and considering whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow analysis and the reasonableness of the significant assumptions related to the terminal growth rates and the discount rate impacting the reporting units’ future cash flows.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 18, 2021

We have served as the Company’s auditor since 1968.

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
Based on our evaluation as of December 31, 2020, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on pages 121-123.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2021 appearing under the caption “Proposal One: Election of Directors” in such Definitive Proxy Statement.
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
Code of Business Conduct and Ethics
Since 1995, we have operated under an omnibus Code of Ethics and Business Conduct, currently known as the Humana Inc. Ethics Every Day (the “Code”). All employees and directors are required to annually affirm in writing their acceptance of the Code. The Code was adopted by our Board of Directors in June 2014, replacing a previous iteration, known as the Humana Inc. Principles of Business Ethics, as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Code is available on the Investor Relations section of our web site at www.humana.com, and any waiver of the application of the Code with respect to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.
Corporate Governance Items
We have made available free of charge on or through the Investor Relations section of our web site at www.humana.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and all of our other reports, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also available on the Investor Relations section of our Internet web site at www.humana.com is information about our corporate governance, including:
•a determination of independence for each member of our Board of Directors;
•the name, membership, role, and charter of each of the various committees of our Board of Directors;
•the name(s) of the directors designated as a financial expert under rules and regulations promulgated by the SEC;
•the responsibility of the Company’s Lead Independent Director, if applicable, to convene, set the agenda for, and lead executive sessions of the non-management directors, pursuant to our Corporate Governance Guidelines;
•the pre-approval process of non-audit services provided by our independent accountants;
•our By-laws and Certificate of Incorporation;
•our Majority Vote policy, pursuant to our By-laws;
•our Related Persons Transaction Policy;
•the process by which interested parties can communicate with directors;

•the process by which stockholders can make director nominations (pursuant to our By-laws);
•our Corporate Governance Guidelines;
•our Policy Regarding Transactions in Company Securities, Inside Information and Confidentiality;
•Stock Ownership Guidelines for directors and for executive officers;
•the Humana Inc. Ethics Every Day and any waivers thereto; and
•the Code of Conduct for the Chief Executive Officer and Senior Financial Officers and any waivers thereto.
Additional information about these items can be found in, and is incorporated by reference to, our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2021.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2021 appearing under the caption “Corporate Governance – Audit Committee” of such Definitive Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2021 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Definitive Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2021.

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

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2020 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	323,009	$309.044	$18,281,908	(2)(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	323,009	$309.044	$18,281,908
(1)The above table does not include awards of shares of restricted stock or restricted stock units. For information concerning these awards, see Note 14.
(2)The Humana Inc. 2011 Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 21, 2011. On July 5, 2011, 18.5 million shares were registered with the Securities and Exchange Commission on Form S-8.
(3)The Humana Inc. Amended and Restated Stock Incentive Plan was approved by stockholders at the Annual Meeting held on April 18, 2019. On May 1, 2019, 16 million shares were registered with the Securities and Exchange Commission on Form S-8.
(4)Of the number listed above, 5,996,605 (1,704,458 from the 2011 Plan and 4,292,148 from the Amended and Restated Plan) can be issued as restricted stock at December 31, 2020 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan and 3.35 stock options in the Amended and Restated Plan).
The information under the captions “Stock Ownership Information - Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Stock Ownership Information - Security Ownership of Directors and Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2021, is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2021 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Director Independence” of such Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 22, 2021 appearing under the caption “Audit Committee Report” of such Definitive Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018

	Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018
All other schedules have been omitted because they are not applicable.
(3)Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	Humana Inc. Amended and Restated By-Laws of Humana Inc., effective as of December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 14, 2017).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-05975).

(b)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(c)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006, Req. No. 333-132878).

(d)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 13 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(e)	Fifth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(f)	Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(g)	Eighth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(h)	Ninth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(i)	Tenth Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(j)	Eleventh Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(k)	Thirteenth Supplemental Indenture, dated December 21, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on December 21, 2017).

(l)	Fourteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(m)	Fifteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(n)
Sixteenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(o)	Seventeenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(p)	Description of Securities (incorporated herein by reference to Exhibit 4(o) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10(a)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(b)*†	Humana Inc. Executive Incentive Compensation Plan, as amended and restated January 1, 2020.

(c)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05975).

(d)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(e)*	Humana Inc. Executive Severance Policy, effective as of March 1, 2019 (incorporated herein by reference to Exhibit 10(f) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(f)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(g)*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 18, 2011).

(h)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-05975).

(i)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(j)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(k)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013.

(l)	Five-Year $2 Billion Amended and Restated Credit Agreement, dated as of May 22, 2017, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., PNC Bank, National Association, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, and J.P. Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets, Inc., PNC Capital Markets LLC, U.S. Bank National Association, and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on May 22, 2017).

(m)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(n)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(o)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(p)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(q)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(r)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(s)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-05975).

(t)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(u)*	Amended and Restated Employment Agreement, dated as of February 27, 2014, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on February 28, 2014).

(v)*	Amendment to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated July 2, 2015 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on July 9, 2015).

(w)*	Amendment No. 2, dated as of August 16, 2018, to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated as of February 27, 2014 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.s Current Report on Form 8-K, filed on August 20, 2018).

(x)*	Humana Inc. Change in Control Policy, effective March 1, 2019 (incorporated herein by reference to Exhibit 10(aa) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(y)	Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 7, 2014).

(z)	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(aa)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(bb)*
Form of Company's Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K filed on February 16, 2018).

(cc)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10(ff) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(dd)*	Form of Company's Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(gg) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(ee)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(hh) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(ff)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(ii) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(gg)*	Humana Inc. Compensation Recoupment Policy, effective February 21, 2019 (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(hh)*	Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 18, 2019).

(ii)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(jj)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(kk)*	Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(ll)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(mm)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(nn)*†	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options).

(oo)*†	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan.

(pp)*†	Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan.

(qq)*†	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (without retirement provisions).

(rr)*†	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (with retirement provisions).

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21 †	List of subsidiaries.

23 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
101    The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2020, 2019, and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104     Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*Exhibits 10(a) through and including 10(k), and Exhibits 10(t) through and including 10(x), as well as Exhibits 10(z) through and including Exhibit 10(rr) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$436	$1,006
Investment securities	336	355
Receivable from operating subsidiaries	1,187	1,248
Other current assets	763	778
Total current assets	2,722	3,387
Property and equipment, net	1,774	1,403
Investments in subsidiaries	17,005	14,763
Equity method investment in Kindred at Home	1,147	1,063
Long-term investment securities	836	32
Other long-term assets	686	746
Total assets	$24,170	$21,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$1,342	$1,975
Current portion of notes payable to operating subsidiaries	36	36
Book overdraft	120	40
Short-term debt	600	699
Other current liabilities	1,438	1,128
Total current liabilities	3,536	3,878
Long-term debt	6,060	4,967
Other long-term liabilities	846	512
Total liabilities	10,442	9,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at December 31, 2020 and 198,629,992 shares issued at December 31, 2019	33	33
Capital in excess of par value	2,705	2,820
Retained earnings	20,517	17,483
Accumulated other comprehensive income (loss)	391	156
Treasury stock, at cost, 69,787,614 shares at December 31, 2020 and 66,524,771 shares at December 31, 2019	(9,918)	(8,455)
Total stockholders’ equity	13,728	12,037
Total liabilities and stockholders’ equity	$24,170	$21,394
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$2,216	$1,789	$1,666
Investment and other income, net	763	28	30
	2,979	1,817	1,696
Expenses:
Operating costs	2,204	1,577	1,468
Depreciation	397	387	342
Interest	283	242	218
	2,884	2,206	2,028
Other expense (income), net	60	(506)	33
Loss on sale of business	—	—	782
Income (loss) before income taxes and equity in net earnings of subsidiaries	35	117	(1,147)
Provision (benefit) for income taxes	18	27	(542)
Income (loss) before equity in net earnings of subsidiaries	17	90	(605)
Equity in net earnings of subsidiaries	3,269	2,603	2,277
Equity in net earnings of Kindred at Home	81	14	11
Net income	$3,367	$2,707	$1,683
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2020	2019	2018
	(in millions)
Net income	$3,367	$2,707	$1,683
Other comprehensive income (loss):
Change in gross unrealized investment gains/losses	393	450	(189)
Effect of income taxes	(89)	(105)	51
Total change in unrealized investment gains/losses, net of tax	304	345	(138)
Reclassification adjustment for net realized gains included in investment income	(90)	(34)	(53)
Effect of income taxes	20	8	17
Total reclassification adjustment, net of tax	(70)	(26)	(36)
Other comprehensive income (loss), net of tax	234	319	(174)
Comprehensive income (loss) attributable to our equity method investment in Kindred at Home	1	(4)	(4)
Comprehensive income	$3,602	$3,022	$1,505
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2020	2019	2018
	(in millions)
Net cash provided by operating activities	$2,531	$3,529	$2,719
Cash flows from investing activities:
Acquisitions, net of cash acquired	(709)	—	(354)
Acquisitions, equity method investment in Kindred at Home	—	—	(1,095)
Capital contributions to operating subsidiaries	(538)	(423)	(697)
Purchases of investment securities	(460)	(204)	(145)
Proceeds from sale of investment securities	13	15	35
Maturities of investment securities	411	134	59
Purchases of property and equipment, net	(785)	(585)	(465)
Net cash used in investing activities	(2,068)	(1,063)	(2,662)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	1,088	987	—
Repayment of senior notes	(400)	(400)	—
Proceeds (repayments) from issuance of commercial paper, net	295	(360)	485
Proceeds from term loan	1,000	—	1,000
Repayment of term loan	(1,000)	(650)	(350)
Change in book overdraft	80	2	(3)
Common stock repurchases	(1,820)	(1,070)	(1,090)
Dividends paid	(323)	(291)	(265)
Proceeds from stock option exercises and other	47	57	48
Net cash used in financing activities	(1,033)	(1,725)	(175)
(Decrease) increase in cash and cash equivalents	(570)	741	(118)
Cash and cash equivalents at beginning of year	1,006	265	383
Cash and cash equivalents at end of year	$436	$1,006	$265
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.3 billion in 2020, $1.8 billion in 2019, and $2.3 billion in 2018.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $9.4 billion and $8.0 billion as of December 31, 2020 and 2019, respectively, which exceeded aggregate minimum regulatory requirements of $7.0 billion and $5.9 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2021 is approximately $1.4 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.3 billion in 2020, $1.8 billion in 2019, and $2.3 billion in 2018.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).

4. ACQUISITIONS AND DIVESTITURES
Refer to Notes 3 and 4 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of certain acquisitions and divestitures. During 2020, 2019 and 2018, we funded certain non-regulated subsidiary acquisitions with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.

5. INCOME TAXES
Refer to Note 12 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of income taxes.

6. DEBT
Refer to Note 13 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of debt.

7. STOCKHOLDERS' EQUITY
Refer to Note 16 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for a description of stockholders’ equity, including stock repurchases and stockholder dividends.

Humana Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, 2019, and 2018
(in millions)

			Additions
	Balance at Beginning of Period	Acquired/(Disposed) Balances	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2020	$69	$—	$36	$(1)	$(32)	$72
2019	79	—	(1)	—	(9)	69
2018	96	—	36	(29)	(24)	79
Deferred tax asset valuation allowance:
2020	(45)	—	8	—	—	(37)
2019	(54)	—	9	—	—	(45)
2018	(49)	—	(5)	—	—	(54)
(1)Represents changes in retroactive membership adjustments to premiums revenue and contractual allowances adjustments to services revenue as more fully described in Note 2 to the consolidated financial statements included in this annual report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ BRIAN A. KANE
Brian A. Kane
Chief Financial Officer (Principal Financial Officer)

Date:	February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. KANE	Chief Financial Officer (Principal Financial Officer)	February 18, 2021
Brian A. Kane

/s/ CYNTHIA H. ZIPPERLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2021
Cynthia H. Zipperle

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 18, 2021
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 18, 2021
Kurt J. Hilzinger

/s/ FRANK BISIGNANO	Director	February 18, 2021
Frank Bisignano

/s/ FRANK A. D’AMELIO	Director	February 18, 2021
Frank A. D’Amelio

/s/ RAQUEL C. BONO, M.D.	Director	February 18, 2021
Raquel C. Bono, M.D.

/s/ WAYNE A. I. FREDERICK, M.D.	Director	February 18, 2021
Wayne A. I. Frederick, M.D.

/s/ JOHN W. GARRATT	Director	February 18, 2021
John W. Garratt

/s/ DAVID A. JONES, JR.	Director	February 18, 2021
David A. Jones, Jr.

/s/ KAREN W. KATZ	Director	February 18, 2021
Karen W. Katz

/s/ WILLIAM J. MCDONALD	Director	February 18, 2021
William J. McDonald

/s/ JAMES J. O’BRIEN	Director	February 18, 2021
James J. O’Brien

/s/ MARISSA T. PETERSON	Director	February 18, 2021
Marissa T. Peterson