Form 10-Q
period 2021-03-31
HUMANA INC
filed 2021-04-28
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2021
$0.16 2/3 par value	129,014,427 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2021

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,877	$4,673
Investment securities	13,251	12,554
Receivables, less allowance for doubtful accounts of $71 in 2021 and $72 in 2020	2,196	1,138
Other current assets	6,202	5,276
Total current assets	25,526	23,641
Property and equipment, net	2,507	2,371
Long-term investment securities	1,120	1,212
Equity method investments	1,205	1,170
Goodwill	4,602	4,447
Other long-term assets	2,455	2,128
Total assets	$37,415	$34,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$8,651	$8,143
Trade accounts payable and accrued expenses	4,777	4,013
Book overdraft	343	320
Unearned revenues	325	318
Short-term debt	1,204	600
Total current liabilities	15,300	13,394
Long-term debt	6,062	6,060
Other long-term liabilities	1,863	1,787
Total liabilities	23,225	21,241
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at March 31, 2021 and December 31, 2020	33	33
Capital in excess of par value	2,712	2,705
Retained earnings	21,252	20,517
Accumulated other comprehensive income	108	391
Treasury stock, at cost, 69,634,315 shares at March 31, 2021 and 69,787,614 shares at December 31, 2020	(9,915)	(9,918)
Total stockholders’ equity	14,190	13,728
Total liabilities and stockholders’ equity	$37,415	$34,969
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2021	2020
	(in millions, except per share results)
Revenues:
Premiums	$20,124	$18,362
Services	466	424
Investment income	78	149
Total revenues	20,668	18,935
Operating expenses:
Benefits	17,296	15,629
Operating costs	2,007	2,117
Depreciation and amortization	142	115
Total operating expenses	19,445	17,861
Income from operations	1,223	1,074
Interest expense	68	60
Other expense, net	115	297
Income before income taxes and equity in net earnings	1,040	717
Provision for income taxes	233	252
Equity in net earnings	21	8
Net income	$828	$473
Basic earnings per common share	$6.42	$3.58
Diluted earnings per common share	$6.39	$3.56
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2021	2020
	(in millions)
Net income	$828	$473
Other comprehensive income:
Change in gross unrealized investment gains/losses	(320)	(92)
Effect of income taxes	73	22
Total change in unrealized investment gains/losses, net of tax	(247)	(70)
Reclassification adjustment for net realized gains	(55)	(45)
Effect of income taxes	13	10
Total reclassification adjustment, net of tax	(42)	(35)
Other comprehensive loss, net of tax	(289)	(105)
Comprehensive income (loss) attributable to equity method investments	6	(3)
Comprehensive income	$545	$365
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended March 31, 2021
Balances, December 31, 2020	198,649	$33	$2,705	$20,517	$391	$(9,918)	$13,728
Net income				828			828
Other comprehensive loss					(283)		(283)
Common stock repurchases			—			(30)	(30)
Dividends and dividend equivalents				(93)			(93)
Stock-based compensation			39				39
Restricted stock unit vesting	—	—	(33)			33	—
Stock option exercises	—	—	1			—	1
Balances, March 31, 2021	198,649	$33	$2,712	$21,252	$108	$(9,915)	$14,190

Three months ended March 31, 2020
Balances, December 31, 2019	198,630	$33	$2,820	$17,483	$156	$(8,455)	$12,037
Net income				473			473
Impact of adopting ASC 326 - Current expected credit loss standard (CECL)				(2)			(2)
Other comprehensive loss					(108)		(108)
Common stock repurchases			—			(17)	(17)
Dividends and dividend equivalents				(83)			(83)
Stock-based compensation			36				36
Restricted stock unit vesting	—	—	(6)			6	—
Stock option exercises	—	—	7			12	19
Balances, March 31, 2020	198,630	$33	$2,857	$17,871	$48	$(8,454)	$12,355
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2021	2020
	(in millions)
Cash flows from operating activities
Net income	$828	$473
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains on investment securities, net	(10)	(49)
Equity in net earnings	(21)	(8)
Stock-based compensation	39	36
Depreciation	153	124
Amortization	15	21
Benefit for deferred income taxes	—	(3)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(1,049)	(953)
Other assets	(1,095)	(1,470)
Benefits payable	466	1,086
Other liabilities	(151)	1,203
Unearned revenues	7	27
Other	(19)	(13)
Net cash (used in) provided by operating activities	(837)	474
Cash flows from investing activities
Acquisitions, net of cash acquired	(123)	(709)
Purchases of property and equipment	(290)	(192)
Purchases of investment securities	(3,720)	(2,459)
Maturities of investment securities	692	735
Proceeds from sales of investment securities	1,953	1,415
Net cash used in investing activities	(1,488)	(1,210)
Cash flows from financing activities
Receipts from contract deposits, net	1,015	574
Proceeds from issuance of senior notes, net	—	1,090
Proceeds from issuance of commercial paper, net	603	198
Proceeds from term loan	—	1,000
Change in book overdraft	23	(55)
Common stock repurchases	(30)	(17)
Dividends paid	(83)	(73)
Proceeds from stock option exercises and other, net	1	19
Net cash provided by financing activities	1,529	2,736
(Decrease) increase in cash and cash equivalents	(796)	2,000
Cash and cash equivalents at beginning of period	4,673	4,054
Cash and cash equivalents at end of period	$3,877	$6,054
Supplemental cash flow disclosures:
Interest payments	$40	$40
Income tax payments, net	$(1)	$(6)
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2020, that was filed with the Securities and Exchange Commission, or the SEC, on February 18, 2021. We refer to the Form 10-K as the “2020 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2020 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Kindred at Home Acquisition
On April 27, 2021, we entered into a definitive agreement to acquire the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, the private equity platform of global alternative asset firm, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds, or the Sponsors, for an enterprise value of $8.1 billion, which includes our existing equity value of $2.4 billion associated with our 40% minority ownership interest. KAH has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. The acquisition, which is expected to close in the third quarter of 2021, is subject to customary state and federal regulatory approvals. We expect to fund the approximate $5.7 billion transaction (net of our existing equity stake) through a combination of parent company cash and debt financing.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, non-essential care from a reduction in non-COVID-19 hospital admissions and lower overall healthcare system consumption decreases utilization. Likewise COVID-19 treatment and testing cost increase utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, effecting our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans.

Revenue Recognition

Our revenues include premium and service revenues. Service revenues include administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, service revenues include net patient service

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For more information about our revenues, refer to Note 2 to the consolidated financial statements included in our 2020 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. See Note 14 for disaggregation of revenue by segment and type.
At March 31, 2021, accounts receivable related to services were $180 million. For the three months ended March 31, 2021, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at March 31, 2021.
For the three months ended March 31, 2021, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

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

3. ACQUISITIONS AND DIVESTITURES
During 2021 and 2020, we acquired health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired in 2021 and 2020 have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2021 and 2020 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

During the first quarter of 2021, Conviva Medical Centers Management, LLC, or Conviva, a wholly owned subsidiary of Humana Inc., acquired substantially all of the assets of Health Promoters Limited Liability Company; Jupiter Medical Group, Inc.; Primary Care Associates, Inc.; and Richard M. Hays, M.D., P.A., all of which were under the beneficial ownership of Rajendra Bansal, M.D. The acquisition provides Conviva with 12 new centers and over 200 new Conviva team members, including more than 40 physicians, physician assistants and advanced practice registered nurses. The transaction also added 49 affiliate practices to Conviva's network through downstream participation arrangements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2021 and December 31, 2020, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$660	$2	$(11)	$651
Mortgage-backed securities	3,809	84	(57)	3,836
Tax-exempt municipal securities	1,137	35	(2)	1,170
Mortgage-backed securities:
Residential	93	—	(1)	92
Commercial	1,284	35	(12)	1,307
Asset-backed securities	1,423	10	(1)	1,432
Corporate debt securities	5,095	139	(81)	5,153
Total debt securities	$13,501	$305	$(165)	13,641
Common stock				730
Total investment securities				$14,371

December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$616	$1	$(1)	$616
Mortgage-backed securities	3,115	140	(1)	3,254
Tax-exempt municipal securities	1,393	54	—	1,447
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	1,260	59	(1)	1,318
Asset-backed securities	1,364	10	(2)	1,372
Corporate debt securities	4,672	256	(1)	4,927
Total debt securities	$12,437	$520	$(6)	12,951
Common stock				815
Total investment securities				$13,766

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at March 31, 2021 and December 31, 2020, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$401	$(11)	$4	$—	$405	$(11)
Mortgage-backed securities	2,588	(57)	11	—	2,599	(57)
Tax-exempt municipal securities	77	(2)	5	—	82	(2)
Mortgage-backed securities:
Residential	86	(1)	—	—	86	(1)
Commercial	362	(12)	55	—	417	(12)
Asset-backed securities	112	(1)	193	—	305	(1)
Corporate debt securities	1,824	(80)	45	(1)	1,869	(81)
Total debt securities	$5,450	$(164)	$313	$(1)	$5,763	$(165)

December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$225	$(1)	$—	$—	$225	$(1)
Mortgage-backed securities	199	(1)	—	—	199	(1)
Tax-exempt municipal securities	16	—	19	—	35	—
Mortgage-backed securities:
Residential	17	—	—	—	17	—
Commercial	193	(1)	43	—	236	(1)
Asset-backed securities	65	—	498	(2)	563	(2)
Corporate debt securities	342	(1)	16	—	358	(1)
Total debt securities	$1,057	$(4)	$576	$(2)	$1,633	$(6)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at March 31, 2021. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 415 positions out of a total of approximately 1,735 positions at March 31, 2021. All issuers of debt securities we own that were trading at an unrealized loss at March 31, 2021 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At March 31, 2021, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three months ended March 31, 2021 and 2020.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(in millions)
Gross gains on investment securities	$95	$56
Gross losses on investment securities	(85)	(7)
Net gains on investment securities	$10	$49
For the three months ended March 31, 2021, net gains on investment securities included $85 million of net recognized losses related to equity securities. We had no recognized gains or losses on equity securities for the three months ended March 31, 2020.
All purchases of and proceeds from investment securities for the three months ended March 31, 2021 and 2020 relate to debt securities.
The contractual maturities of debt securities available for sale at March 31, 2021, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$632	$635
Due after one year through five years	2,267	2,340
Due after five years through ten years	2,543	2,570
Due after ten years	1,450	1,429
Mortgage and asset-backed securities	6,609	6,667
Total debt securities	$13,501	$13,641

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2021 and December 31, 2020, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2021
Cash equivalents	$3,536	$3,536	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	651	—	651	—
Mortgage-backed securities	3,836	—	3,836	—
Tax-exempt municipal securities	1,170	—	1,170	—
Mortgage-backed securities:
Residential	92	—	92	—
Commercial	1,307	—	1,307	—
Asset-backed securities	1,432	—	1,432	—
Corporate debt securities	5,153	—	5,153	—
Total debt securities	13,641	—	13,641	—
Common stock	730	730	—	—
Total invested assets	$17,907	$4,266	$13,641	$—

December 31, 2020
Cash equivalents	$4,548	$4,548	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	616	—	616	—
Mortgage-backed securities	3,254	—	3,254	—
Tax-exempt municipal securities	1,447	—	1,447	—
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	1,318	—	1,318	—
Asset-backed securities	1,372	—	1,372	—
Corporate debt securities	4,927	—	4,927	—
Total debt securities	12,951	—	12,951	—
Common stock	815	815	—	—
Total invested assets	$18,314	$5,363	$12,951	$—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $6.1 billion at March 31, 2021 and at December 31, 2020. The fair value of our senior notes debt was $6.9 billion at March 31, 2021 and $7.4 billion at December 31, 2020. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The commercial paper borrowings were $1.2 billion and $0.6 billion as of March 31, 2021 and December 31, 2020, respectively.
Put and Call Options Measured at Fair Value
As part of our investment in KAH, we entered into a shareholders agreement with TPG and WCAS, the Sponsors, that provides for certain rights and obligations of each party. The shareholders agreement with the Sponsors includes a put option under which they have the right to require us to purchase their interest in the joint venture beginning on July 2, 2021 and ending on July 1, 2022. Likewise, we have a call option under which we have the right to require the Sponsors to sell their interest in the joint venture to Humana beginning on July 2, 2022 and ending on July 1, 2023. The put and call options, which are exercisable at a fixed EBITDA multiple and provide a minimum return on the Sponsor's investment if exercised, are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values were $63 million and $440 million, respectively, at March 31, 2021, and $45 million and $503 million, respectively, at December 31, 2020. The put option is included within other long-term liabilities and the call option is included within other long-term assets. The change in fair value of the put and call options is reflected as "Other (income) expense, net" in our condensed consolidated statements of income.

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

	March 31, 2021	December 31, 2020
Annualized volatility	33.2%	29.9%
Secured credit rate	0.6%	0.4%
NOPAT	12.0%	12.0%
Weighted average cost of capital	9.5%	9.5%
Long term growth rate	3.0%	3.0%

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

Other Assets and Liabilities Measured at Fair Value

Other than the immaterial assets acquired and liabilities assumed in the acquisitions in Note 3, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2021.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2020 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2021 and December 31, 2020. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	March 31, 2021		December 31, 2020
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$230	$1,670	$216	$1,420
Trade accounts payable and accrued expenses	(37)	(1,523)	(39)	(253)
Net current asset	193	147	177	1,167
Other long-term assets	217	—	8	—
Other long-term liabilities	(153)	—	(90)	—
Net long-term asset (liability)	64	—	(82)	—
Total net asset	$257	$147	$95	$1,167

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2021 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2020	$1,535	$261	$2,651	$4,447
Acquisitions	112	—	43	155
Balance at March 31, 2021	$1,647	$261	$2,694	$4,602

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
    The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

		March 31, 2021			December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.4 years	$873	$584	$289	$849	$572	$277
Trade names and technology	6.9 years	124	90	34	122	89	33
Provider contracts	11.8 years	69	52	17	69	50	19
Noncompetes and other	7.1 years	32	29	3	29	29	—
Total other intangible assets	9.2 years	$1,098	$755	$343	$1,069	$740	$329
    For the three months ended March 31, 2021 and 2020, amortization expense for other intangible assets was approximately $15 million and $21 million, respectively. The following table presents our estimate of amortization expense remaining for 2021 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2021	$46
2022	59
2023	45
2024	38
2025	38
2026	26

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, was as follows for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
	(in millions)
Balances, beginning of period	$8,143	$6,004
Less: Reinsurance recoverables	—	(68)
Balances, beginning of period, net	8,143	5,936
Acquisitions	42	—
Incurred related to:
Current year	17,851	15,913
Prior years	(555)	(284)
Total incurred	17,296	15,629
Paid related to:
Current year	(10,842)	(10,205)
Prior years	(5,988)	(4,280)
Total paid	(16,830)	(14,485)
Reinsurance recoverable	—	10
Balances, end of period	$8,651	$7,090
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
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of March 31, 2021 and 2020, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
	(in millions)
Balances, beginning of period	$7,428	$5,363
Less: Reinsurance recoverables	—	(68)
Balances, beginning of period, net	7,428	5,295
Acquisitions	42	—
Incurred related to:
Current year	16,762	14,698
Prior years	(463)	(238)
Total incurred	16,299	14,460
Paid related to:
Current year	(10,330)	(9,490)
Prior years	(5,401)	(3,778)
Total paid	(15,731)	(13,268)
Reinsurance recoverable	—	10
Balances, end of period	$8,038	$6,497
At March 31, 2021, benefits payable for our Retail segment included IBNR of approximately $5.0 billion, primarily associated with claims incurred in 2021.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment was as follows for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
	(in millions)
Balances, beginning of period	$715	$641
Incurred related to:
Current year	1,237	1,357
Prior years	(92)	(46)
Total incurred	1,145	1,311
Paid related to:
Current year	(660)	(857)
Prior years	(587)	(502)
Total paid	(1,247)	(1,359)
Balances, end of period	$613	$593
At March 31, 2021, benefits payable for our Group and Specialty segment included IBNR of approximately $532 million, primarily associated with claims incurred in 2021.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Reconciliation to Consolidated

The reconciliation of the net incurred and paid claims development tables to benefits payable in the consolidated statement of financial position is as follows:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to Benefits Payable
March 31,
2021
Net outstanding liabilities	(in millions)
Retail	$8,038
Group and Specialty	613
Total benefits payable	$8,651

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$828	$473
Weighted average outstanding shares of common stock used to compute basic earnings per common share	128,931	132,135
Dilutive effect of:
Employee stock options	52	92
Restricted stock	568	584
Shares used to compute diluted earnings per common share	129,551	132,811
Basic earnings per common share	$6.42	$3.58
Diluted earnings per common share	$6.39	$3.56
Number of antidilutive stock options and restricted stock excluded from computation	531	660

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2020 and 2021 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2020 payments
12/31/2019	1/31/2020	$0.550	$73
3/31/2020	4/24/2020	$0.625	$83
6/30/2020	7/31/2020	$0.625	$83
9/30/2020	10/30/2020	$0.625	$83
2021 payments
12/31/2020	1/29/2021	$0.625	$81
In February 2021, the Board declared a cash dividend of $0.70 per share payable on April 30, 2021 to stockholders of record on March 31, 2021.
In April 2021, the Board declared a cash dividend of $0.70 per share payable on July 30, 2021 to stockholders of record on June 30, 2021.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024. Our remaining repurchase authorization was $3 billion as of April 27, 2021.
In connection with employee stock plans, we acquired 0.08 million common shares for $30 million and 0.04 million common shares for $17 million during the three months ended March 31, 2021 and 2020, respectively.

11. INCOME TAXES
The effective income tax rate was 22.0% and 34.8% for the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily due to the termination of the non-deductible health insurance industry fee in 2021.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in millions)
Short-term debt:
Commercial paper	$1,204	$600
Total short-term debt	$1,204	$600

Long-term debt:
Senior notes:
$600 million, 3.15% due December 1, 2022	$599	$598
$400 million, 2.90% due December 15, 2022	399	398
$600 million, 3.85% due October 1, 2024	598	598
$600 million, 4.50% due April 1, 2025	595	595
$600 million, 3.95% due March 15, 2027	596	596
$500 million, 3.125% due August 15, 2029	495	495
$500 million, 4.875% due April 1, 2030	495	494
$250 million, 8.15% due June 15, 2038	262	262
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	739	739
$400 million, 4.80% due March 15, 2047	395	396
$500 million, 3.95% due August 15, 2049	493	493
Total long-term debt	$6,062	$6,060
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
The terms of the credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreement contains customary restrictive

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
covenants and a financial covenant regarding maximum debt to capitalization of 50%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 34% as measured in accordance with the credit agreement as of March 31, 2021. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the credit agreement to a maximum of $2.5 billion, through a $500 million incremental loan facility.
At March 31, 2021, we had no borrowings and no letters of credit outstanding under the credit agreement. Accordingly, as of March 31, 2021, we had $2.0 billion of remaining borrowing capacity (which excludes the uncommitted $500 million incremental loan facility under the credit agreement), none of which would be restricted by our financial covenant compliance requirement. We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the credit agreement.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2021 was $1.2 billion, with $1.2 billion outstanding at March 31, 2021 compared to $600 million outstanding at December 31, 2020. The outstanding commercial paper at March 31, 2021 had a weighted average annual interest rate of 0.31%.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At March 31, 2021 we had no outstanding short-term FHLB borrowings.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 84% of our total premiums and services revenue for the three months ended March 31, 2021, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2021 and all of our product offerings have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Our state-based Medicaid business, which accounted for approximately 6% of our total premiums and services revenue for the three months ended March 31, 2021 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At March 31, 2021, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2021, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprising 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.6 billion and $3.5 billion for the three months ended March 31, 2021 and 2020, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $26 million and $30 million for the three months ended March 31, 2021 and 2020, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2020 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and clinical care services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three months ended March 31, 2021 and 2020:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2021	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$14,815	$—	$—	$—	$14,815
Group Medicare Advantage	1,755	—	—	—	1,755
Medicare stand-alone PDP	664	—	—	—	664
Total Medicare	17,234	—	—	—	17,234
Fully-insured	178	1,099	—	—	1,277
Specialty	—	434	—	—	434
Medicaid and other	1,179	—	—	—	1,179
Total premiums	18,591	1,533	—	—	20,124
Services revenue:
Provider	—	—	115	—	115
ASO and other	5	190	—	—	195
Pharmacy	—	—	156	—	156
Total services revenue	5	190	271	—	466
Total external revenues	18,596	1,723	271	—	20,590
Intersegment revenues
Services	—	10	4,774	(4,784)	—
Products	—	—	2,152	(2,152)	—
Total intersegment revenues	—	10	6,926	(6,936)	—
Investment income	52	4	1	21	78
Total revenues	18,648	1,737	7,198	(6,915)	20,668
Operating expenses:
Benefits	16,299	1,145	—	(148)	17,296
Operating costs	1,451	397	6,910	(6,751)	2,007
Depreciation and amortization	104	21	40	(23)	142
Total operating expenses	17,854	1,563	6,950	(6,922)	19,445
Income from operations	794	174	248	7	1,223
Interest expense	—	—	—	68	68
Other expense, net	—	—	—	115	115
Income (loss) before income taxes and equity in net earnings	794	174	248	(176)	1,040
Equity in net earnings	—	—	21	—	21
Segment earnings (loss)	$794	$174	$269	$(176)	$1,061

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2020	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$12,794	$—	$—	$—	$12,794
Group Medicare Advantage	2,011	—	—	—	2,011
Medicare stand-alone PDP	755	—	—	—	755
Total Medicare	15,560	—	—	—	15,560
Fully-insured	163	1,229	—	—	1,392
Specialty	—	429	—	—	429
Medicaid and other	981	—	—	—	981
Total premiums	16,704	1,658	—	—	18,362
Services revenue:
Provider	—	—	104	—	104
ASO and other	4	195	—	—	199
Pharmacy	—	—	121	—	121
Total services revenue	4	195	225	—	424
Total external revenues	16,708	1,853	225	—	18,786
Intersegment revenues
Services	—	7	4,950	(4,957)	—
Products	—	—	1,910	(1,910)	—
Total intersegment revenues	—	7	6,860	(6,867)	—
Investment income	54	5	—	90	149
Total revenues	16,762	1,865	7,085	(6,777)	18,935
Operating expenses:
Benefits	14,464	1,311	—	(146)	15,629
Operating costs	1,532	429	6,800	(6,644)	2,117
Depreciation and amortization	81	20	43	(29)	115
Total operating expenses	16,077	1,760	6,843	(6,819)	17,861
Income from operations	685	105	242	42	1,074
Interest expense	—	—	—	60	60
Other expense, net	—	—	—	297	297
Income (loss) before income taxes and equity in net earnings	685	105	242	(315)	717
Equity in net earnings	—	—	8	—	8
Segment earnings (loss)	$685	$105	$250	$(315)	$725

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2020 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 18, 2021, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
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
Kindred at Home Acquisition
On April 27, 2021, we entered into a definitive agreement to acquire the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, the private equity platform of global alternative asset firm, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds, or the Sponsors, for an enterprise value of $8.1 billion, which includes our existing equity value of $2.4 billion associated with our 40% minority ownership interest. KAH has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. The acquisition, which is expected to close in the third quarter of 2021, is subject to customary state and federal regulatory approvals. We expect to fund the approximate $5.7 billion transaction (net of our existing equity stake) through a combination of parent company cash and debt financing.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, non-essential care from a reduction in non-COVID-19 hospital admissions and lower overall healthcare system consumption decreases utilization.

Likewise COVID-19 treatment and testing cost increase utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, effecting our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans.

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
Seasonality
COVID-19 disrupted the pattern of our quarterly earnings and operating cash flows largely due to the temporary deferral of non-essential care which resulted in reductions in non-COVID-19 hospital admissions and lower overall healthcare system utilization during higher levels of COVID-19 hospital admissions. Likewise, during periods of increased incidences of COVID-19, COVID-19 treatment and testing costs increase. Similar impacts and seasonal disruptions from either higher or lower utilization are expected to persist as we respond to and recover from the COVID-19 global health crisis.
One of the product offerings of our Retail segment is Medicare stand-alone prescription drug plans, or PDPs, under the Medicare Part D program. Our quarterly Retail segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low income senior members as well as year-over-year changes in the mix of membership in our standalone PDP products affects the quarterly benefit ratio pattern.
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
2021 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2021, approximately 2,810,700 members, or 65%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,514,000 members, or 66%, at March 31, 2020. Medicare Advantage and dual demonstration program membership enrolled in a Humana chronic care management program was 925,100 at March 31, 2021, an increase of 2.8% from 899,700 at March 31, 2020. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is primarily driven by growth in Special Needs Plans, or SNP, membership, partially offset by improved predictive modeling leading to a reduction in members being managed by legacy care management programs.
•Net income was $828 million, or $6.39 per diluted common share, for the three months ended March 31, 2021, compared to $473 million, or $3.56 per diluted common share, for the three months ended March 31, 2020. This comparison was significantly impacted by the the put/call valuation adjustments associated with certain equity method investments as well as the change in the fair value of publicly-traded equity securities. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2021 quarter.

	For the three months ended March 31,
	2021	2020
Consolidated income before income taxes and equity in net earnings:
Change in the fair value of publicly-traded equity securities	$85	$—
Put/call valuation adjustments	115	297
Total	$200	$297

	For the three months ended March 31,
	2021	2020
Diluted earnings per common share:
Change in the fair value of publicly-traded equity securities	$0.51	$—
Put/call valuation adjustments	0.69	1.72
Total	$1.20	$1.72

Excluding these adjustments, our results of operations were favorably impacted by individual Medicare Advantage and state-based contract membership growth and improved profitability in the Group and Specialty and Healthcare Services segments. These changes were also favorably impacted by the lower tax rate resulting from the termination of the non-deductible health insurance industry fee in 2021, as well as a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases.

Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee, which was not deductible for income tax purposes and significantly increased our effective tax rate, was in effect for 2020, but was permanently repealed beginning in calendar year 2021.
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

Comparison of Results of Operations for 2021 and 2020
The following discussion primarily deals with our results of operations for the three months ended March 31, 2021, or the 2021 quarter, and the three months ended March 31, 2020, or the 2020 quarter.
Consolidated

	For the three months ended March 31,		Change
	2021	2020	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$18,591	$16,704	$1,887	11.3%
Group and Specialty	1,533	1,658	(125)	(7.5)%
Total premiums	20,124	18,362	1,762	9.6%
Services:
Retail	5	4	1	25.0%
Group and Specialty	190	195	(5)	(2.6)%
Healthcare Services	271	225	46	20.4%
Total services	466	424	42	9.9%
Investment income	78	149	(71)	(47.7)%
Total revenues	20,668	18,935	1,733	9.2%
Operating expenses:
Benefits	17,296	15,629	1,667	10.7%
Operating costs	2,007	2,117	(110)	(5.2)%
Depreciation and amortization	142	115	27	23.5%
Total operating expenses	19,445	17,861	1,584	8.9%
Income from operations	1,223	1,074	149	13.9%
Interest expense	68	60	8	13.3%
Other expense, net	115	297	(182)	61.3%
Income before income taxes and equity in net earnings	1,040	717	323	45.0%
Provision for income taxes	233	252	(19)	(7.5)%
Equity in net earnings	21	8	13	162.5%
Net income	$828	$473	$355	75.1%
Diluted earnings per common share	$6.39	$3.56	$2.83	79.5%
Benefit ratio (a)	85.9%	85.1%		0.8%
Operating cost ratio (b)	9.7%	11.3%		(1.6)%
Effective tax rate	22.0%	34.8%		(12.8)%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue
Consolidated premiums increased $1.8 billion, or 9.6%, from $18.4 billion in the 2020 quarter to $20.1 billion in the 2021 quarter primarily due to individual Medicare Advantage and state-based contracts membership growth, as well as higher per member individual Medicare Advantage premiums as a result of of the improving CMS benchmark rate for 2021 and the impact of Medicare sequestration relief in the 2021 quarter that was enacted during the second quarter of 2020, partially offset by Medicare Risk Adjustment, or MRA, headwinds resulting from COVID-19 related utilization disruption in 2020. These increases were partially offset by declining stand-alone PDP, group commercial medical, and group Medicare Advantage membership.
Consolidated services revenue increased $42 million, or 9.9%, from $424 million in the 2020 quarter to $466 million in the 2021 quarter primarily due to an increase in services revenue in the Healthcare Services segment associated with higher external pharmacy revenues resulting from the Enclara Healthcare acquisition which was closed during the 2020 quarter.
Investment Income
Investment income decreased $71 million, or 47.7%, from $149 million in the 2020 quarter to $78 million in the 2021 quarter primarily reflecting lower realized capital gains and lower interest rates, partially offset by higher average invested balances.
Benefit Expense
Consolidated benefits expense increased $1.7 billion, or 10.7%, from $15.6 billion in the 2020 quarter to $17.3 billion in the 2021 quarter. The consolidated benefit ratio increased 80 basis points from 85.1% for the 2020 quarter to 85.9% for the 2021 quarter reflecting the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products. The increase also reflects the impact in the 2021 quarter associated with the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development in the 2021 quarter.

The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 280 basis points in the 2021 quarter versus approximately 150 basis points in the 2020 quarter.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs decreased $110 million, or 5.2%, from $2.1 billion in the 2020 quarter to $2.0 billion in the 2021 quarter. The consolidated operating cost ratio decreased 160 basis points from 11.3% for the 2020 quarter to 9.7% for the 2021 quarter primarily due to the termination of the non-deductible health insurance industry fee in 2021, scale efficiencies associated with growth in our Medicare Advantage membership, operating cost efficiencies in the 2021 quarter from previously implemented productivity initiatives, and lower COVID-19 related administrative costs in the 2021 quarter as compared to the 2020 quarter. These improvements were partially offset by continued strategic investments made to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 quarter.
Depreciation and Amortization
Depreciation and amortization increased $27 million, or 23.5%, from $115 million in the 2020 quarter to $142 million in the 2021 quarter primarily due to capital expenditures.

Interest Expense
Interest expense increased $8 million, or 13.3%, from $60 million in the 2020 quarter to $68 million in the 2021 quarter.
Income Taxes
The effective income tax rate was 22.0% and 34.8% for the three months ended March 31, 2021, and 2020, respectively. The decrease was primarily due to the termination of the non-deductible health insurance industry fee in 2021.
Retail Segment

	March 31,		Change
	2021	2020	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	4,291,300	3,838,100	453,200	11.8%
Group Medicare Advantage	556,700	607,400	(50,700)	(8.3)%
Medicare stand-alone PDP	3,666,200	3,895,100	(228,900)	(5.9)%
Total Retail Medicare	8,514,200	8,340,600	173,600	2.1%
State-based Medicaid	838,900	617,300	221,600	35.9%
Medicare Supplement	328,100	314,000	14,100	4.5%
Total Retail medical members	9,681,200	9,271,900	409,300	4.4%

	For the three months ended March 31,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$14,815	$12,794	$2,021	15.8%
Group Medicare Advantage	1,755	2,011	(256)	(12.7)%
Medicare stand-alone PDP	664	755	(91)	(12.1)%
Total Retail Medicare	17,234	15,560	1,674	10.8%
State-based Medicaid	1,179	981	198	20.2%
Medicare Supplement	178	163	15	9.2%
Total premiums	18,591	16,704	1,887	11.3%
Services	5	4	1	25.0%
Total premiums and services revenue	$18,596	$16,708	$1,888	11.3%
Segment earnings	$794	$685	$109	15.9%
Benefit ratio	87.7%	86.6%		1.1%
Operating cost ratio	7.8%	9.2%		(1.4)%

Segment Earnings
•Retail segment earnings increased $109 million, or 15.9%, from $685 million in the 2020 quarter to $794 million in the 2021 quarter primarily resulting from the net favorable impact of a lower operating cost ratio, partially offset by a higher benefit ratio as more fully described below.
Enrollment
•Individual Medicare Advantage membership increased 453,200 members, or 11.8%, from March 31, 2020 to March 31, 2021, primarily due to membership additions associated with the most recent Annual Election Period, or AEP, and Open Election Period, or OEP, for Medicare beneficiaries. The membership growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, members. The OEP sales period, which ran from January 1 to March 31, 2021 added approximately 21,000 members. An additional 15,000 members became effective April 1, 2021 (not included in the March 31, 2021 membership detailed above), for a total 2021 OEP impact of 36,000 members. In comparison, the 2020 OEP added approximately 30,000 members. Individual Medicare Advantage membership includes 501,100 D-SNP members as of March 31, 2021, a net increase of 158,600, or 46.3%, from 342,500 as of March 31, 2020.
•Group Medicare Advantage membership decreased 50,700, or 8.3%, from March 31, 2020 to March 31, 2021, primarily due to the net loss of certain large accounts in January 2021, partially offset by continued growth in small group accounts.
•Medicare stand-alone PDP membership decreased 228,900 members, or 5.9%, from March 31, 2020 to March 31, 2021, primarily due to anticipated declines as a result of the Walmart Value plan no longer being the low cost leader in 2021.
•State-based Medicaid membership increased 221,600 members, or 35.9%, from March 31, 2020 to March 31, 2021, primarily reflecting additional enrollment resulting from the current economic downturn due to the COVID-19 pandemic, as well as a recently completed acquisition in Wisconsin.
Premiums Revenue
•Retail segment premiums increased $1.9 billion, or 11.3%, from $16.7 billion in the 2020 quarter to $18.6 billion in the 2021 quarter primarily due to higher premiums as a result of individual Medicare Advantage and state-based contracts membership growth, higher per member individual Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, and the impact of Medicare sequestration relief in the 2021 quarter that was not enacted until the second quarter of 2020, partially offset by MRA headwinds resulting from COVID-19 related utilization disruption in 2020. These favorable items were partially offset by the decline in membership in our stand-alone PDP and group Medicare Advantage offerings.
Benefits Expense
•The Retail segment benefit ratio increased 110 basis points from 86.6% for the 2020 quarter to 87.7% for the 2021 quarter primarily due to the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products. In addition, the increase reflects the impact in the 2021 quarter associated with the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development.
•The Retail segment's benefits expense for the 2021 quarter included $463 million in favorable prior-period medical claims reserve development versus $238 million in the 2020 quarter. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 250 basis points in the 2021 quarter versus approximately 140 basis points in the 2020 quarter.

Operating Costs
•The Retail segment operating cost ratio decreased 140 basis points from 9.2% for the 2020 quarter to 7.8% for the 2021 quarter primarily due to the termination of the non-deductible health insurance industry fee in 2021, scale efficiencies associated with growth in our individual Medicare Advantage membership, and operating cost efficiencies in the 2021 quarter driven by previously implemented productivity initiatives. These improvements were partially offset by continued strategic investments made to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 170 basis points in the 2020 quarter.
Group and Specialty Segment

	March 31,		Change
	2021	2020	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	721,300	861,600	(140,300)	(16.3)%
ASO	500,600	506,100	(5,500)	(1.1)%
Military services	6,047,400	5,999,200	48,200	0.8%
Total group medical members	7,269,300	7,366,900	(97,600)	(1.3)%
Specialty membership (a)	5,326,100	5,470,700	(144,600)	(2.6)%
(a)Specialty products include dental, vision, and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,099	$1,229	$(130)	(10.6)%
Group specialty	434	429	5	1.2%
Total premiums	1,533	1,658	(125)	(7.5)%
Services	190	195	(5)	(2.6)%
Total premiums and services revenue	$1,723	$1,853	$(130)	(7.0)%
Segment earnings	$174	$105	$69	65.7%
Benefit ratio	74.7%	79.1%		(4.4)%
Operating cost ratio	22.9%	23.1%		(0.2)%
Segment Earnings
•Group and Specialty segment earnings increased $69 million, from $105 million in the 2020 quarter to $174 million in the 2021 quarter primarily due the same factors that led to the segment's lower benefit and operating cost ratios in the 2021 quarter

Enrollment
•Fully-insured commercial group medical membership decreased 140,300 members, or 16.3%, from March 31, 2020 to March 31, 2021 reflecting lower small group quoting activity and sales attributable to depressed economic activity from the COVID-19 pandemic, partially offset by higher retention of existing customers, particularly in larger groups. The portion of group fully-insured commercial medical membership in small group accounts was approximately 53% at March 31, 2021 and 57% at March 31, 2020.
•Group ASO commercial medical membership decreased 5,500 members, or 1.1%, from March 31, 2020 to March 31, 2021. Small group membership comprised 45% of group ASO medical membership at March 31, 2021 and 2020. Membership as of March 31, 2021 reflects intensified competition for small group accounts, partially offset by strong retention among large group accounts.
•Military services membership increased 48,200 members, or 0.8%, from March 31, 2020 to March 31, 2021. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 144,600 members, or 2.6%, from March 31, 2020 to March 31, 2021 due primarily to the impact of the current economic downturn driven by the COVID-19 pandemic as previously discussed. The decrease further reflects the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership, as well as the loss of certain groups with stand-alone dental and vision.
Premiums Revenue
•Group and Specialty segment premiums decreased $125 million, or 7.5%, from $1.7 billion in the 2020 quarter to $1.5 billion in the 2021 quarter primarily due to the decline in our fully-insured group commercial membership, partially offset by higher per member premiums across the fully-insured commercial business.
Services Revenue
•Group and Specialty segment services revenue decreased $5 million, or 2.6%, from $195 million in the 2020 quarter to $190 million in the 2021 quarter primarily due to lower ASO membership described previously.
Benefits Expense
•The Group and Specialty segment benefit ratio decreased 440 basis points from 79.1% in the 2020 quarter to 74.7% in the 2021 quarter primarily due to higher favorable prior-period medical claims reserve development and deliberate pricing and benefit design efforts to increase profitability and position the commercial business for long-term success. These improvements were partially offset by the termination in 2021 of the non-deductible health insurance industry fee in which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products and higher utilization in the 2021 quarter driven by COVID-19 treatment and testing costs, net of the impact of the temporary deferral of non-COVID utilization. The temporary deferral of non-COVID utilization was primarily associated with dental services.
•The Group and Specialty segment's benefits expense included $92 million in favorable prior-period medical claims reserve development in the 2021 quarter versus $46 million in the 2020 quarter. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 600 basis points in the 2021 quarter and by approximately 280 basis points in the 2020 quarter.

Operating Costs
•The Group and Specialty segment operating cost ratio decreased 20 basis points from 23.1% for the 2020 quarter to 22.9% for the 2021 quarter primarily due to the termination of the non-deductible health insurance industry fee in 2021 and operating cost efficiencies driven by previously implemented productivity initiatives. These improvements were partially offset by continued strategic investments made to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 140 basis points in the 2020 quarter.
Healthcare Services Segment

	For the three months ended March 31,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Revenues:
Services:
Pharmacy solutions	$156	$121	$35	28.9%
Provider services	91	76	15	19.7%
Clinical care services	24	28	(4)	(14.3)%
Total services revenues	271	225	46	20.4%
Intersegment revenues:
Pharmacy solutions	6,217	6,140	77	1.3%
Provider services	586	576	10	1.7%
Clinical care services	123	144	(21)	(14.6)%
Total intersegment revenues	6,926	6,860	66	1.0%
Total services and intersegment revenues	$7,197	$7,085	$112	1.6%
Segment earnings	$269	$250	$19	7.6%
Operating cost ratio	96.0%	96.0%		—%
Segment Earnings
•Healthcare Services segment earnings increased $19 million, or 7.6%, from $250 million in the 2020 quarter to $269 million in the 2021 quarter primarily due to improved operating performance in the provider business as well as higher earnings from equity method investments in the 2021 quarter.
Script Volume
•Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 126 million in the 2021 quarter, up 4%, versus scripts of approximately 120 million in the 2020 quarter primarily due to higher individual Medicare Advantage and state-based contracts membership, partially offset by the decline in stand-alone PDP and group Medicare Advantage membership and the impact of early prescription refills in the 2020 quarter as members prepared for extended supply needs in response to COVID-19 restrictions.
Services Revenues
•Services revenues increased $46 million, or 20.4%, from $225 million in the 2020 quarter to $271 million in the 2021 quarter primarily due to the additional pharmacy revenues associated with the acquisition of Enclara which was closed during the 2020 quarter.

Intersegment Revenues
•Intersegment revenues increased $66 million, or 1.0%, from $6.86 billion in the 2020 quarter to $6.93 billion in the 2021 quarter primarily due to individual Medicare Advantage membership growth and higher revenues associated with our provider business. These increases were partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP and group Medicare Advantage membership as previously discussed, and the impact of increased pharmacy revenues in the 2020 quarter as a result of allowing early prescription refills to permit our members to prepare for extended supply needs due to COVID-19 restrictions.
Operating Costs
•The Healthcare Services segment operating cost ratio of 96.0% for the 2021 quarter was unchanged from the 2020 quarter. The benefit ratio for the 2021 quarter reflects operational improvements in our provider services business, largely related to Conviva, along with operating cost efficiencies in the 2021 quarter driven by previously implemented productivity initiatives. These improvements were offset by increased administrative costs in the pharmacy operations as a result of incremental spend to accelerate growth within the business, labor-related overtime and shipping costs due to weather related disruption in February 2021, and COVID-related staffing and personal protective equipment costs.

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
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2020 Form 10-K and Item 1A of Part II of this document.

Cash and cash equivalents decreased to approximately $3.9 billion at March 31, 2021 from $4.7 billion at December 31, 2020. The change in cash and cash equivalents for the three months ended March 31, 2021 and 2020 is summarized as follows:

	Three Months Ended
	2021	2020
	(in millions)
Net cash (used in) provided by operating activities	$(837)	$474
Net cash used in investing activities	(1,488)	(1,210)
Net cash provided by financing activities	1,529	2,736
(Decrease) increase in cash and cash equivalents	$(796)	$2,000
Cash Flow from Operating Activities
Cash flows used in operations of $837 million in the 2021 quarter decreased $1.3 billion from cash flows provided by operations of $474 million in the 2020 quarter primarily due to the negative impact of working capital items, partially offset by higher earnings in the 2021 quarter compared to the 2020 quarter. Our 2021 quarter operating cash flows were significantly impacted by changes to working capital levels, primarily as a result of prior year disruptions caused by COVID-19. These impacts include paying down claims inventory and capitation for provider surplus amounts earned in 2020 as well as additional provider support. Other working capital items also contributed to the decline in operating cash flows in the 2021 quarter, including typical working capital activity that tends to decrease operating cash flows in the first quarter of each year.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020	2021 Quarter Change	2020 Quarter Change
	(in millions)
IBNR (1)	$5,516	$5,290	$226	$737
Reported claims in process (2)	1,218	816	402	228
Other benefits payable (3)	1,917	2,037	(120)	121
Total benefits payable	$8,651	$8,143	$508	$1,086
Payables from acquisition			(42)	—
Change in benefits payable per cash flow statement resulting in cash from operations			$466	$1,086
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

The increase in benefits payable in 2021 was primarily due to an increase in reported claims in process and higher IBNR, partially offset by reduction in capitation accruals. Higher reported claims in process was a function of month-end cutoff. IBNR increased primarily as a result of individual Medicare Advantage membership growth partially offset by paying down claim inventories.
The detail of total net receivables was as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020	2021 Quarter Change	2020 Quarter Change
	(in millions)
Medicare	$1,942	$928	$1,014	$932
Commercial and other	159	122	37	20
Military services	166	160	6	5
Allowance for doubtful accounts	(71)	(72)	1	(4)
Total net receivables	$2,196	$1,138	$1,058	$953
Reconciliation to cash flow statement:
Receivables from acquisition of business			(9)	—
Change in receivables per cash flow statement resulting in cash from operations			$1,049	$953
The changes in Medicare receivables for both the 2021 quarter and the 2020 quarter reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
In the first quarter of 2020, we acquired privately held Enclara Healthcare for cash consideration of approximately $709 million, net of cash received and in the first quarter of 2021, we acquired immaterial businesses of approximately $123 million, net of cash received.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $290 million in the 2021 quarter and $192 million in the 2020 quarter.

Net purchases of investment securities were $1.1 billion and $309 million in the 2021 and 2020 quarter, respectively.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $1.02 billion and $575 million in the 2021 and 2020 quarters, respectively.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $5 million and $1 million in the 2021 and 2020 quarters, respectively.

Net proceeds from the issuance of commercial paper were $603 million in the 2021 quarter and $198 million in the 2020 quarter. The maximum principal amount outstanding at any one time during the 2021 quarter was $1.2 billion.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of March 2020 were $1,090 million.
We acquired common shares in connection with employee stock plans for an aggregate cost of $30 million in the 2021 quarter and $17 million in the 2020 quarter.
We paid dividends to stockholders of $83 million during the 2021 quarter and $73 million during the 2020 quarter.
In March 2020, we drew $1 billion on our existing term loan commitment, which was repaid in November 2020.

The remainder of the cash used in or provided by financing activities in 2021 and 2020 primarily resulted from proceeds from stock option exercises and the change in book overdraft.

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
Kindred at Home Acquisition
On April 27, 2021, we entered into a definitive agreement to acquire the remaining 60% interest in KAH, the nation’s largest home health and hospice provider, from TPG and WCAS, two private equity funds, or the Sponsors, for an enterprise value of $8.1 billion, which includes our existing equity value of $2.4 billion associated with our 40% minority ownership interest. KAH has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. The acquisition, which is expected to close in the third quarter of 2021, is subject to customary state and federal regulatory approvals. We expect to fund the approximate $5.7 billion transaction (net of our existing equity stake) through a combination of parent company cash and debt financing.
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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2021 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $547 million at March 31, 2021 compared to $772 million at December 31, 2020. This decrease primarily was due to acquisitions, capital expenditures, cash dividends to shareholders, and capital contributions to certain subsidiaries, partially offset by the issuance of commercial paper and an increase in non-regulated subsidiary earnings in our Healthcare Services segment. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2020, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $9.4 billion, which exceeded aggregate minimum regulatory requirements of $7.0 billion. The amount of ordinary dividends that may be paid to our parent company in 2021 is approximately $1.4 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.3 billion in 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at March 31, 2021. Our net unrealized position decreased $374 million from a net unrealized gain position of $514 million at December 31, 2020 to a net unrealized gain position of $140 million at March 31, 2021. At March 31, 2021, we had gross unrealized losses of $165 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the three months ended March 31, 2021. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.6 years as of March 31, 2021 and approximately 3.0 years as of December 31, 2020. The increase in the average duration is reflective of the decreased holdings of cash and cash equivalents, along with other portfolio management activities. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $640 million at March 31, 2021.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2021.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements beginning on page 26 of this Form 10-Q.

Item 1A. Risk Factors
There have been no changes to the risk factors included in our 2020 Form 10-K.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2021	—	$—	—	$—
February 2021	—	—	—	—
March 3021	—	—	—	—
Total	—	$—	—
(1)On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024. Our remaining repurchase authorization was $3 billion as of April 27, 2021.
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

3(ii)	By-Laws of Humana Inc., as amended on December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K, filed December 14, 2017).
10.1	Transition & Separation Agreement between Brian A. Kane and Humana Inc. and its affiliates and subsidiaries, dated as of March 22, 2021.
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) the Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 28, 2021	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)