Form 10-Q
period 2021-06-30
HUMANA INC
filed 2021-07-28
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2021
$0.16 2/3 par value	128,504,664 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2021

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,378	$4,673
Investment securities	13,471	12,554
Receivables, less allowance for doubtful accounts of $78 in 2021 and $72 in 2020	2,438	1,138
Other current assets	6,503	5,276
Total current assets	25,790	23,641
Property and equipment, net	2,690	2,371
Long-term investment securities	1,182	1,212
Equity method investments	1,240	1,170
Goodwill	4,914	4,447
Other long-term assets	2,254	2,128
Total assets	$38,070	$34,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$8,485	$8,143
Trade accounts payable and accrued expenses	4,898	4,013
Book overdraft	236	320
Unearned revenues	323	318
Short-term debt	1,109	600
Total current liabilities	15,051	13,394
Long-term debt	6,063	6,060
Other long-term liabilities	2,113	1,787
Total liabilities	23,227	21,241
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at June 30, 2021 and December 31, 2020	33	33
Capital in excess of par value	3,018	2,705
Retained earnings	21,751	20,517
Accumulated other comprehensive income	216	391
Treasury stock, at cost, 70,144,078 shares at June 30, 2021 and 69,787,614 shares at December 31, 2020	(10,175)	(9,918)
Total stockholders’ equity	14,843	13,728
Total liabilities and stockholders’ equity	$38,070	$34,969
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions, except per share results)
Revenues:
Premiums	$19,978	$18,556	$40,102	$36,918
Services	491	450	957	874
Investment income	176	77	254	226
Total revenues	20,645	19,083	41,313	38,018
Operating expenses:
Benefits	17,149	14,175	34,445	29,804
Operating costs	2,116	2,354	4,123	4,471
Depreciation and amortization	144	119	286	234
Total operating expenses	19,409	16,648	38,854	34,509
Income from operations	1,236	2,435	2,459	3,509
Interest expense	79	76	147	136
Other expense (income), net	419	(227)	534	70
Income before income taxes and equity in net earnings	738	2,586	1,778	3,303
Provision for income taxes	183	783	416	1,035
Equity in net earnings	33	25	54	33
Net income	$588	$1,828	$1,416	$2,301
Basic earnings per common share	$4.57	$13.83	$11.00	$17.41
Diluted earnings per common share	$4.55	$13.75	$10.94	$17.31
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income	$588	$1,828	$1,416	$2,301
Other comprehensive income:
Change in gross unrealized investment gains/losses	136	358	(184)	266
Effect of income taxes	(31)	(85)	42	(63)
Total change in unrealized investment gains/losses, net of tax	105	273	(142)	203
Reclassification adjustment for net realized gains	(9)	(2)	(64)	(47)
Effect of income taxes	2	—	15	10
Total reclassification adjustment, net of tax	(7)	(2)	(49)	(37)
Other comprehensive gain (loss), net of tax	98	271	(191)	166
Comprehensive income (loss) attributable to equity method investments	10	(2)	16	(5)
Comprehensive income	$696	$2,097	$1,241	$2,462
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended June 30, 2021
Balances, March 31, 2021	198,649	$33	$2,712	$21,252	$108	$(9,915)	$14,190
Net income				588			588
Other comprehensive income					108		108
Common stock repurchases			263			(265)	(2)
Dividends and dividend equivalents				(89)			(89)
Stock-based compensation			45				45
Restricted stock unit vesting	—	—	(3)			3	—
Stock option exercises	—	—	1			2	3
Balances, June 30, 2021	198,649	$33	$3,018	$21,751	$216	$(10,175)	$14,843

Three months ended June 30, 2020
Balances, March 31, 2020	198,630	$33	$2,857	$17,871	$48	$(8,454)	$12,355
Net income				1,828			1,828
Other comprehensive income					269		269
Common stock repurchases			—			(8)	(8)
Dividends and dividend equivalents				(83)			(83)
Stock-based compensation			46				46
Restricted stock unit vesting	—	—	(9)			9	—
Stock option exercises	—	—	4			5	9
Balances, June 30, 2020	198,630	$33	$2,898	$19,616	$317	$(8,448)	$14,416
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Six months ended June 30, 2021
Balances, December 31, 2020	198,649	$33	$2,705	$20,517	$391	$(9,918)	$13,728
Net income				1,416			1,416
Other comprehensive loss					(175)		(175)
Common stock repurchases			263			(296)	(33)
Dividends and dividend equivalents				(182)			(182)
Stock-based compensation			84				84
Restricted stock unit vesting	—	—	(36)			36	—
Stock option exercises	—	—	2			3	5
Balances, June 30, 2021	198,649	$33	$3,018	$21,751	$216	$(10,175)	$14,843

Six months ended June 30, 2020
Balances, December 31, 2019	198,630	$33	$2,820	$17,483	$156	$(8,455)	$12,037
Net income				2,301			2,301
Impact of adopting ASC 326 - Current expected credit loss standard (CECL)				(2)			(2)
Other comprehensive income					161		161
Common stock repurchases			—			(25)	(25)
Dividends and dividend equivalents				(166)			(166)
Stock-based compensation			82				82
Restricted stock unit vesting	—	—	(15)			15	—
Stock option exercises	—	—	11			17	28
Balances, June 30, 2020	198,630	$33	$2,898	$19,616	$317	$(8,448)	$14,416
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2021	2020
	(in millions)
Cash flows from operating activities
Net income	$1,416	$2,301
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains on investment securities, net	(86)	(51)
Equity in net earnings	(54)	(33)
Stock-based compensation	84	82
Depreciation	308	252
Amortization	30	43
Benefit for deferred income taxes	—	(3)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(1,285)	(1,185)
Other assets	(879)	(2,124)
Benefits payable	300	1,976
Other liabilities	(301)	2,267
Unearned revenues	5	19
Other	(15)	(3)
Net cash (used in) provided by operating activities	(477)	3,541
Cash flows from investing activities
Acquisitions, net of cash acquired	(325)	(709)
Purchases of property and equipment	(619)	(418)
Purchases of investment securities	(5,307)	(5,464)
Maturities of investment securities	1,627	1,645
Proceeds from sales of investment securities	2,421	2,084
Net cash used in investing activities	(2,203)	(2,862)
Cash flows from financing activities
Receipts from contract deposits, net	1,183	389
Proceeds from issuance of senior notes, net	—	1,088
Proceeds from issuance of commercial paper, net	508	21
Proceeds from term loan	—	1,000
Debt issue costs	(21)	—
Change in book overdraft	(84)	85
Common stock repurchases	(33)	(25)
Dividends paid	(173)	(156)
Proceeds from stock option exercises and other, net	5	28
Net cash provided by financing activities	1,385	2,430
(Decrease) increase in cash and cash equivalents	(1,295)	3,109
Cash and cash equivalents at beginning of period	4,673	4,054
Cash and cash equivalents at end of period	$3,378	$7,163
Supplemental cash flow disclosures:
Interest payments	$132	$115
Income tax payments, net	$386	$36
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
Kindred at Home Acquisition
On April 27, 2021, we entered into a definitive agreement to acquire the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, the private equity platform of global alternative asset firm, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds, or the Sponsors, for an enterprise value of $8.1 billion, which includes our existing equity value of $2.4 billion associated with our 40% minority ownership interest. KAH has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. The acquisition, which is expected to close in the third quarter of 2021, is subject to customary state and federal regulatory approvals. We expect to fund the approximate $5.7 billion transaction (net of our existing equity stake) through a combination of parent company cash, debt financing, and the assumption of existing KAH indebtedness.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, non-essential care from a reduction in non-COVID-19 hospital admissions and lower overall healthcare system consumption decreased utilization. Likewise COVID-19 treatment and testing cost increased utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, affecting our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans.

Revenue Recognition

Our revenues include premium and service revenues. Service revenues include administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
At June 30, 2021, accounts receivable related to services were $192 million. For the three and six months ended June 30, 2021, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at June 30, 2021.
For the three and six months ended June 30, 2021, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

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

3. ACQUISITIONS AND DIVESTITURES
During 2021 and 2020, we acquired various health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired in 2021 and 2020 have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2021 and 2020 were not material to our results of operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2021 and December 31, 2020, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$646	$2	$(7)	$641
Mortgage-backed securities	3,493	79	(42)	3,530
Tax-exempt municipal securities	1,052	43	(1)	1,094
Mortgage-backed securities:
Residential	257	—	(1)	256
Commercial	1,415	43	(5)	1,453
Asset-backed securities	1,450	8	—	1,458
Corporate debt securities	5,280	179	(31)	5,428
Total debt securities	$13,593	$354	$(87)	13,860
Common stock				793
Total investment securities				$14,653

December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$616	$1	$(1)	$616
Mortgage-backed securities	3,115	140	(1)	3,254
Tax-exempt municipal securities	1,393	54	—	1,447
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	1,260	59	(1)	1,318
Asset-backed securities	1,364	10	(2)	1,372
Corporate debt securities	4,672	256	(1)	4,927
Total debt securities	$12,437	$520	$(6)	12,951
Common stock				815
Total investment securities				$13,766

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at June 30, 2021 and December 31, 2020, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$373	$(7)	$17	$—	$390	$(7)
Mortgage-backed securities	2,336	(39)	114	(3)	2,450	(42)
Tax-exempt municipal securities	81	(1)	4	—	85	(1)
Mortgage-backed securities:
Residential	79	(1)	—	—	79	(1)
Commercial	255	(5)	74	—	329	(5)
Asset-backed securities	231	—	149	—	380	—
Corporate debt securities	1,388	(31)	19	—	1,407	(31)
Total debt securities	$4,743	$(84)	$377	$(3)	$5,120	$(87)

December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$225	$(1)	$—	$—	$225	$(1)
Mortgage-backed securities	199	(1)	—	—	199	(1)
Tax-exempt municipal securities	16	—	19	—	35	—
Mortgage-backed securities:
Residential	17	—	—	—	17	—
Commercial	193	(1)	43	—	236	(1)
Asset-backed securities	65	—	498	(2)	563	(2)
Corporate debt securities	342	(1)	16	—	358	(1)
Total debt securities	$1,057	$(4)	$576	$(2)	$1,633	$(6)

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at June 30, 2021. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 405 positions out of a total of approximately 1,700 positions at June 30, 2021. All issuers of debt securities we own that were trading at an unrealized loss at June 30, 2021 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At June 30, 2021, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and six months ended June 30, 2021 and 2020.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Gross gains on investment securities	$14	$13	$109	$69
Gross losses on investment securities	—	(11)	—	(18)
Net gains (losses) on equity securities	62	—	(23)	—
Net gains on investment securities	$76	$2	$86	$51
Purchases of and proceeds from investment securities for the three and six months ended June 30, 2021 and 2020 relate to debt securities.
The contractual maturities of debt securities available for sale at June 30, 2021, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$461	$465
Due after one year through five years	2,061	2,134
Due after five years through ten years	2,958	3,035
Due after ten years	1,498	1,529
Mortgage and asset-backed securities	6,615	6,697
Total debt securities	$13,593	$13,860

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2021 and December 31, 2020, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2021
Cash equivalents	$3,191	$3,191	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	641	—	641	—
Mortgage-backed securities	3,530	—	3,530	—
Tax-exempt municipal securities	1,094	—	1,094	—
Mortgage-backed securities:
Residential	256	—	256	—
Commercial	1,453	—	1,453	—
Asset-backed securities	1,458	—	1,458	—
Corporate debt securities	5,428	—	5,428	—
Total debt securities	13,860	—	13,860	—
Common stock	793	793	—	—
Total invested assets	$17,844	$3,984	$13,860	$—

December 31, 2020
Cash equivalents	$4,548	$4,548	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	616	—	616	—
Mortgage-backed securities	3,254	—	3,254	—
Tax-exempt municipal securities	1,447	—	1,447	—
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	1,318	—	1,318	—
Asset-backed securities	1,372	—	1,372	—
Corporate debt securities	4,927	—	4,927	—
Total debt securities	12,951	—	12,951	—
Common stock	815	815	—	—
Total invested assets	$18,314	$5,363	$12,951	$—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $6.1 billion at June 30, 2021 and December 31, 2020. The fair value of our senior notes debt was $7.1 billion at June 30, 2021 and $7.4 billion at December 31, 2020. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term nature, carrying value approximates fair value for our term note and commercial paper borrowings. The commercial paper borrowings were $1.1 billion and $0.6 billion as of June 30, 2021 and December 31, 2020, respectively.
Put and Call Options Measured at Fair Value
Effective April 27, 2021, with the signing of the definitive agreement to acquire the remaining 60% interest of KAH, the put and call options were terminated. As such, the $63 million put and $440 million call fair values as of the first quarter of 2021 were reduced to zero, resulting in $377 million in "Other (income) expense, net" in our condensed consolidated statements of income during the three months ended June 30, 2021.
The put and call options were measured at fair value using a Monte Carlo simulation which resulted in fair values of $45 million and $503 million, respectively, at December 31, 2020. The put option is included within other long-term liabilities and the call option is included within other long-term assets at December 31, 2020. The change in fair value of the put and call options is reflected as "Other (income) expense, net" in our condensed consolidated statements of income.

Other Assets and Liabilities Measured at Fair Value

Other than the immaterial assets acquired and liabilities assumed in the acquisitions in Note 3, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2021.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2020 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2021 and December 31, 2020. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	June 30, 2021		December 31, 2020
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$169	$1,635	$216	$1,420
Trade accounts payable and accrued expenses	(13)	(1,653)	(39)	(253)
Net current asset (liability)	156	(18)	177	1,167
Other long-term assets	317	—	8	—
Other long-term liabilities	(198)	—	(90)	—
Net long-term asset (liability)	119	—	(82)	—
Total net asset (liability)	$275	$(18)	$95	$1,167

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2021 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2021	$1,535	$261	$2,651	$4,447
Acquisitions	112	—	355	467
Balance at June 30, 2021	$1,647	$261	$3,006	$4,914
    The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

		June 30, 2021			December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Customer contracts/ relationships	9.4 years	$875	$596	$279	$849	$572	$277
Trade names and technology	6.7 years	136	92	44	122	89	33
Provider contracts	11.8 years	69	53	16	69	50	19
Noncompetes and other	7.1 years	32	29	3	29	29	—
Total other intangible assets	9.1 years	$1,112	$770	$342	$1,069	$740	$329
    For the three months ended June 30, 2021 and 2020, amortization expense for other intangible assets was approximately $15 million and $22 million, respectively. For the six months ended June 30, 2021 and 2020, amortization expense for other intangible assets was approximately $30 million and $43 million, respectively. The following table presents our estimate of amortization expense remaining for 2021 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2021	$33
2022	62
2023	48
2024	40
2025	39
2026	27

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable, was as follows for the six months ended June 30, 2021 and 2020:

	For the six months ended June 30,
	2021	2020
	(in millions)
Balances, beginning of period	$8,143	$6,004
Less: Reinsurance recoverables	—	(68)
Balances, beginning of period, net	8,143	5,936
Acquisitions	42	—
Incurred related to:
Current year	35,164	30,039
Prior years	(719)	(235)
Total incurred	34,445	29,804
Paid related to:
Current year	(27,556)	(22,665)
Prior years	(6,589)	(5,098)
Total paid	(34,145)	(27,763)
Reinsurance recoverable	—	3
Balances, end of period	$8,485	$7,980
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
The higher prior year favorable development for the six months ended June 20, 2021 was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time. The suspension during 2020 was intended to provide financial and administrative relief for providers facing unprecedented strain as a result of the COVID-19 pandemic.

Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of June 30, 2021 and 2020, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the six months ended June 30, 2021 and 2020:

	For the six months ended June 30,
	2021	2020
	(in millions)
Balances, beginning of period	$7,428	$5,363
Less: Reinsurance recoverables	—	(68)
Balances, beginning of period, net	7,428	5,295
Acquisitions	42	—
Incurred related to:
Current year	32,986	27,921
Prior years	(619)	(205)
Total incurred	32,367	27,716
Paid related to:
Current year	(25,953)	(21,063)
Prior years	(5,990)	(4,528)
Total paid	(31,943)	(25,591)
Reinsurance recoverable	—	3
Balances, end of period	$7,894	$7,423
At June 30, 2021, benefits payable for our Retail segment included IBNR of approximately $4.9 billion, primarily associated with claims incurred in 2021.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment was as follows for the six months ended June 30, 2021 and 2020:

	For the six months ended June 30,
	2021	2020
	(in millions)
Balances, beginning of period	$715	$641
Incurred related to:
Current year	2,492	2,434
Prior years	(100)	(30)
Total incurred	2,392	2,404
Paid related to:
Current year	(1,917)	(1,918)
Prior years	(599)	(570)
Total paid	(2,516)	(2,488)
Balances, end of period	$591	$557
At June 30, 2021, benefits payable for our Group and Specialty segment included IBNR of approximately $514 million, primarily associated with claims incurred in 2021.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$588	$1,828	$1,416	$2,301
Weighted average outstanding shares of common stock used to compute basic earnings per common share	128,692	132,248	128,811	132,192
Dilutive effect of:
Employee stock options	74	89	63	90
Restricted stock	621	686	595	635
Shares used to compute diluted earnings per common share	129,387	133,023	129,469	132,917
Basic earnings per common share	$4.57	$13.83	$11.00	$17.41
Diluted earnings per common share	$4.55	$13.75	$10.94	$17.31
Number of antidilutive stock options and restricted stock excluded from computation	103	130	317	395

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2020 and 2021 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2020 payments
12/31/2019	1/31/2020	$0.550	$73
3/31/2020	4/24/2020	0.625	83
6/30/2020	7/31/2020	0.625	83
9/30/2020	10/30/2020	0.625	83
2021 payments
12/31/2020	1/29/2021	$0.625	$81
3/31/2020	4/30/2021	0.700	90
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
On December 22, 2020, we entered into separate accelerated stock repurchase agreements, ("the December 2020 ASR Agreements"), with Citibank, N.A., or Citi, and JPMorgan Chase Bank, or JPM, to repurchase $1.75 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on July 30, 2019. On December 23, 2020, in accordance with the December 2020 ASR Agreements, we made a payment of $1.75 billion ($875 million to Citi and $875 million to JPM) and received an initial delivery of 3.8 million shares of our common stock (1.9 million shares each from Citi and JPM). We recorded the payments to Citi and JPM as a reduction to stockholders’ equity, consisting of an $1.5 billion increase in treasury stock, which reflects the value of the initial 3.8 million shares received upon initial settlement, and a $262.5 million decrease in capital in excess of par value, which reflects the value of stock held back by Citi and JPM pending final settlement of the December 2020 ASR Agreements. Upon final settlement of the December 2020 ASR agreements with Citi and JPM on May 4, 2021 and May 5, 2021, respectively, we received an additional 0.3 million shares and 0.3 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $400.07 and 401.49, respectively, bringing the total shares received under the December 2020 ASR agreements to 4.4 million. In addition, upon settlement we reclassified the $262.5 million value of stock initially held back by Citi and JPM from capital in excess of par value to treasury stock.
On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024. Our remaining repurchase authorization was $3 billion as of July 27, 2021.
In connection with employee stock plans, we acquired 0.09 million common shares for $33 million and 0.08 million common shares for $25 million during the six months ended June 30, 2021 and 2020, respectively.

11. INCOME TAXES
The effective income tax rate was 23.7% and 22.7% for the three and six months ended June 30, 2021, respectively, compared to 30.0% and 31.0% for the three and six months ended June 30, 2020, respectively, primarily due to the termination of the non-deductible health insurance industry fee in 2021.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in millions)
Short-term debt:
Commercial paper	$1,109	$600
Total short-term debt	$1,109	$600

Long-term debt:
Senior notes:
$600 million, 3.15% due December 1, 2022	$598	$598
$400 million, 2.90% due December 15, 2022	398	398
$600 million, 3.85% due October 1, 2024	598	598
$600 million, 4.50% due April 1, 2025	595	595
$600 million, 3.95% due March 15, 2027	596	596
$500 million, 3.125% due August 15, 2029	496	495
$500 million, 4.875% due April 1, 2030	495	494
$250 million, 8.15% due June 15, 2038	262	262
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	740	739
$400 million, 4.80% due March 15, 2047	396	396
$500 million, 3.95% due August 15, 2049	493	493
Total long-term debt	$6,063	$6,060
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Revolving Credit Agreements
In June 2021, we entered into two separate revolving credit agreements: (i) a 5-year, $2.5 billion unsecured revolving credit agreement and (ii) a 364-day $1.5 billion unsecured revolving credit agreement. Under the revolving credit agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option. The revolving credit agreements provide for the transition from LIBOR and do not require amendment in connection with such transition.

The LIBOR spread, currently 110.0 basis points under the 5-year revolving credit agreements and 115.0 basis points under the 364-day revolving credit agreement, varies depending on our credit ratings ranging from 91.0 to 140.0 basis points under the 5-year revolving credit agreement and from 93.0 to 145.0 basis points under the 364-day revolving credit agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, under the 5-year revolving credit agreement and 10.0 basis points under the 364-day revolving agreement, various depending on our credit ratings ranging from 9.0 to 22.5 basis points under the 5-year revolving credit agreement and from 7.0 to 17.5 basis points under the 364-day revolving credit agreement.
The terms of the revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 33% as measured in accordance with the revolving credit agreements as of June 30, 2021. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $750 million in the aggregate, to a maximum of $4.75 billion, across the 5-year and 364-day revolving credit agreements.
At June 30, 2021, we had no borrowings and less than $1 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of June 30, 2021, we had $2.5 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Delayed Draw Term Loan Credit Agreement
In May 2021, we entered into a $500 million unsecured delayed draw term loan credit agreement. Under the term loan credit agreement, loans bear interest at either LIBOR plus a spread or the base rate plus a spread. The loans under the term loan credit agreement mature on the third anniversary of the funding date. The LIBOR spread, currently 125 basis points, varies depending on our credit ratings ranging from 100.0 to 162.5 basis points. The term loan credit agreement provides for the transition from LIBOR and does not require amendment in connection with such transition.

The term loan credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 33% as measured in accordance with the term loan credit agreement as of June 30, 2021. At June 30, 2021, we had no borrowings under the delayed term loan credit agreement.

We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the term loan agreement.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Commercial Paper

Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2021 was $1.3 billion, with $1.1 billion outstanding at June 30, 2021 compared to $600 million outstanding at December 31, 2020. The outstanding commercial paper at June 30, 2021 had a weighted average annual interest rate of 0.32%.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At June 30, 2021 we had no outstanding short-term FHLB borrowings.

Bridge Loan Financing

In April 2021, we entered into a commitment letter with Goldman Sachs Bank USA, or Goldman Sachs, pursuant to which, and subject to the terms and conditions set forth therein, Goldman Sachs committed to lend us up to $3.5 billion under a new senior unsecured 364-day bridge loan facility, or Bridge Loan. If we enter into the Bridge Loan, the proceeds of the Bridge Loan will be used to finance a portion of the cash consideration payable for the KAH transaction. The outstanding Bridge Loan commitments under the commitment letter were reduced to $3.0 billion in connection with the effectiveness of the delayed draw term loan credit agreement in May 2021.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the six months ended June 30, 2021, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2022. Our product offerings under those contracts are subject to approval by CMS in the third quarter of 2021.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Our state-based Medicaid business, which accounted for approximately 6% of our total premiums and services revenue for the six months ended June 30, 2021 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At June 30, 2021, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2021, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprising 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.4 billion and $4.0 billion for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020 these amounts were $8.0 billion and $7.4 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $26 million and $31 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the amount of this expense was $52 million and $61 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and six months ended June 30, 2021 and 2020:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2021	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$14,585	$—	$—	$—	$14,585
Group Medicare Advantage	1,775	—	—	—	1,775
Medicare stand-alone PDP	662	—	—	—	662
Total Medicare	17,022	—	—	—	17,022
Fully-insured	182	1,078	—	—	1,260
Specialty	—	432	—	—	432
Medicaid and other	1,264	—	—	—	1,264
Total premiums	18,468	1,510	—	—	19,978
Services revenue:
Provider	—	—	122	—	122
ASO and other	12	194	—	—	206
Pharmacy	—	—	163	—	163
Total services revenue	12	194	285	—	491
Total external revenues	18,480	1,704	285	—	20,469
Intersegment revenues
Services	—	10	4,977	(4,987)	—
Products	—	—	2,261	(2,261)	—
Total intersegment revenues	—	10	7,238	(7,248)	—
Investment income	65	4	1	106	176
Total revenues	18,545	1,718	7,524	(7,142)	20,645
Operating expenses:
Benefits	16,068	1,247	—	(166)	17,149
Operating costs	1,533	409	7,205	(7,031)	2,116
Depreciation and amortization	108	22	41	(27)	144
Total operating expenses	17,709	1,678	7,246	(7,224)	19,409
Income from operations	836	40	278	82	1,236
Interest expense	—	—	—	79	79
Other expense, net	—	—	—	419	419
Income (loss) before income taxes and equity in net earnings	836	40	278	(416)	738
Equity in net earnings	—	—	33	—	33
Segment earnings (loss)	$836	$40	$311	$(416)	$771

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2020	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$13,005	$—	$—	$—	$13,005
Group Medicare Advantage	1,976	—	—	—	1,976
Medicare stand-alone PDP	731	—	—	—	731
Total Medicare	15,712	—	—	—	15,712
Fully-insured	169	1,208	—	—	1,377
Specialty	—	425	—	—	425
Medicaid and other	1,042	—	—	—	1,042
Total premiums	16,923	1,633	—	—	18,556
Services revenue:
Provider	—	—	105	—	105
ASO and other	6	192	—	—	198
Pharmacy	—	—	147	—	147
Total services revenue	6	192	252	—	450
Total external revenues	16,929	1,825	252	—	19,006
Intersegment revenues
Services	—	6	4,712	(4,718)	—
Products	—	—	1,977	(1,977)	—
Total intersegment revenues	—	6	6,689	(6,695)	—
Investment income	32	4	—	41	77
Total revenues	16,961	1,835	6,941	(6,654)	19,083
Operating expenses:
Benefits	13,251	1,094	—	(170)	14,175
Operating costs	1,638	435	6,603	(6,322)	2,354
Depreciation and amortization	83	19	46	(29)	119
Total operating expenses	14,972	1,548	6,649	(6,521)	16,648
Income (loss) from operations	1,989	287	292	(133)	2,435
Interest expense	—	—	—	76	76
Other income, net	—	—	—	(227)	(227)
Income before income taxes and equity in net earnings	1,989	287	292	18	2,586
Equity in net earnings	—	—	25	—	25
Segment earnings	$1,989	$287	$317	$18	$2,611

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2021	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$29,400	$—	$—	$—	$29,400
Group Medicare Advantage	3,530	—	—	—	3,530
Medicare stand-alone PDP	1,326	—	—	—	1,326
Total Medicare	34,256	—	—	—	34,256
Fully-insured	360	2,177	—	—	2,537
Specialty	—	866	—	—	866
Medicaid and other	2,443	—	—	—	2,443
Total premiums	37,059	3,043	—	—	40,102
Services revenue:
Provider	—	—	237	—	237
ASO and other	17	384	—	—	401
Pharmacy	—	—	319	—	319
Total services revenue	17	384	556	—	957
Total external revenues	37,076	3,427	556	—	41,059
Intersegment revenues
Services	—	20	9,751	(9,771)	—
Products	—	—	4,413	(4,413)	—
Total intersegment revenues	—	20	14,164	(14,184)	—
Investment income	117	8	2	127	254
Total revenues	37,193	3,455	14,722	(14,057)	41,313
Operating expenses:
Benefits	32,367	2,392	—	(314)	34,445
Operating costs	2,984	806	14,115	(13,782)	4,123
Depreciation and amortization	212	43	81	(50)	286
Total operating expenses	35,563	3,241	14,196	(14,146)	38,854
Income from operations	1,630	214	526	89	2,459
Interest expense	—	—	—	147	147
Other expense, net	—	—	—	534	534
Income (loss) before income taxes and equity in net earnings	1,630	214	526	(592)	1,778
Equity in net earnings	—	—	54	—	54
Segment earnings (loss)	$1,630	$214	$580	$(592)	$1,832

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2020	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$25,799	$—	$—	$—	$25,799
Group Medicare Advantage	3,987	—	—	—	3,987
Medicare stand-alone PDP	1,486	—	—	—	1,486
Total Medicare	31,272	—	—	—	31,272
Fully-insured	332	2,437	—	—	2,769
Specialty	—	854	—	—	854
Medicaid and other	2,023	—	—	—	2,023
Total premiums	33,627	3,291	—	—	36,918
Services revenue:
Provider	—	—	209	—	209
ASO and other	10	387	—	—	397
Pharmacy	—	—	268	—	268
Total services revenue	10	387	477	—	874
Total external revenues	33,637	3,678	477	—	37,792
Intersegment revenues
Services	—	13	9,662	(9,675)	—
Products	—	—	3,887	(3,887)	—
Total intersegment revenues	—	13	13,549	(13,562)	—
Investment income	86	9	—	131	226
Total revenues	33,723	3,700	14,026	(13,431)	38,018
Operating expenses:
Benefits	27,715	2,405	—	(316)	29,804
Operating costs	3,170	864	13,403	(12,966)	4,471
Depreciation and amortization	164	39	89	(58)	234
Total operating expenses	31,049	3,308	13,492	(13,340)	34,509
Income (loss) from operations	2,674	392	534	(91)	3,509
Interest expense	—	—	—	136	136
Other expense, net	—	—	—	70	70
Income (loss) before income taxes and equity in net earnings	2,674	392	534	(297)	3,303
Equity in net earnings	—	—	33	—	33
Segment earnings (loss)	$2,674	$392	$567	$(297)	$3,336

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
Kindred at Home Acquisition
On April 27, 2021, we entered into a definitive agreement to acquire the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, the private equity platform of global alternative asset firm, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds, or the Sponsors, for an enterprise value of $8.1 billion, which includes our existing equity value of $2.4 billion associated with our 40% minority ownership interest. KAH has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. The acquisition, which is expected to close in the third quarter of 2021, is subject to customary state and federal regulatory approvals. We expect to fund the approximate $5.7 billion transaction (net of our existing equity stake) through a combination of parent company cash, debt financing, and the assumption of existing KAH indebtedness. A mark to market gain on our existing 40% ownership interest, currently expected to approximate $1 billion, will be recorded upon closing of the transaction.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, non-essential care from a reduction in non-COVID-19 hospital admissions and lower overall healthcare system consumption decreased utilization. Likewise COVID-19 treatment and testing cost increased utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, affecting our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans.

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
2021 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2021, approximately 2,914,300 members, or 67%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,552,300 members, or 66%, at June 30, 2020. Medicare Advantage and dual demonstration program membership enrolled in a Humana care management program was 947,400 at June 30, 2021, an increase of 5.1% from 901,000 at June 30, 2020. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is primarily driven by growth in Special Needs Plans, or SNP, membership, partially offset by improved predictive modeling leading to a reduction in members being managed by legacy care management programs.
•Net income was $588 million, or $4.55 per diluted common share, and $1.8 billion, or $13.75, for the three months ended June 30, 2021, and 2020, respectively. Net income was $1.4 billion, or $10.94 per diluted common share, and $2.3 billion, or $17.31 per diluted common share for the six months ended June 30, 2021, and 2020, respectively. This comparison was significantly impacted by the put/call valuation adjustments associated with certain equity method investments, the change in the fair value of publicly-traded equity securities, and transaction and integration costs associated with the pending Kindred at Home acquisition. The put/call valuation adjustments included the impact of the termination of the put/call agreement related to Kindred at Home as a result of the transaction announced on April 27, 2021. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2021 quarter and period.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Consolidated income before income taxes and equity in net earnings:
Change in the fair value of publicly-traded equity securities	$63	$—	$(22)	$—
Transaction and integration costs associated with pending KAH acquisition	(22)	—	(22)	—
Put/call valuation adjustments	(419)	227	(534)	(70)
Total	$(378)	$227	$(578)	$(70)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Diluted earnings per common share:
Change in the fair value of publicly-traded equity securities	$0.37	$—	$(0.13)	$—
Transaction and integration costs associated with pending KAH acquisition	(0.13)	—	(0.13)	—
Put/call valuation adjustments	(2.49)	1.32	(3.18)	(0.40)
Total	$(2.25)	$1.32	$(3.44)	$(0.40)

Excluding these adjustments, comparisons of our results of operations were materially impacted by the significant, temporary deferral of care in 2020 resulting from stay-at-home orders, physical distancing measures, and other restrictions implemented to reduce the spread of COVID-19, as well as the impact of COVID-19 testing and treatment costs, which on a net basis significantly and favorably impacted the 2020 quarter and period results when compared to the 2021 quarter and period results.

In addition, our results of operations for 2021 were favorably impacted by individual Medicare Advantage and state-based contract membership growth and improved operating performance in the Group and Specialty and Healthcare Services segments. Further, 2021 was also favorably impacted by the lower tax rate resulting from the termination of the non-deductible health insurance industry fee in 2021, as well as a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases.

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

Comparison of Results of Operations for 2021 and 2020
The following discussion primarily deals with our results of operations for the three months ended June 30, 2021, or the 2021 quarter, and the three months ended June 30, 2020, or the 2020 quarter, the six months ended June 30, 2021, or the 2021 period, and the six months ended June 30, 2020, or the 2020 period.
Consolidated

	For the three months ended June 30,		Change
	2021	2020	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$18,468	$16,923	$1,545	9.1%
Group and Specialty	1,510	1,633	(123)	(7.5)%
Total premiums	19,978	18,556	1,422	7.7%
Services:
Retail	12	6	6	100.0%
Group and Specialty	194	192	2	1.0%
Healthcare Services	285	252	33	13.1%
Total services	491	450	41	9.1%
Investment income	176	77	99	128.6%
Total revenues	20,645	19,083	1,562	8.2%
Operating expenses:
Benefits	17,149	14,175	2,974	21.0%
Operating costs	2,116	2,354	(238)	(10.1)%
Depreciation and amortization	144	119	25	21.0%
Total operating expenses	19,409	16,648	2,761	16.6%
Income from operations	1,236	2,435	(1,199)	(49.2)%
Interest expense	79	76	3	3.9%
Other expense (income), net	419	(227)	646	284.6%
Income before income taxes and equity in net earnings	738	2,586	(1,848)	(71.5)%
Provision for income taxes	183	783	(600)	(76.6)%
Equity in net earnings	33	25	8	32.0%
Net income	$588	$1,828	$(1,240)	(67.8)%
Diluted earnings per common share	$4.55	$13.75	$(9.20)	(66.9)%
Benefit ratio (a)	85.8%	76.4%		9.4%
Operating cost ratio (b)	10.3%	12.4%		(2.1)%
Effective tax rate	23.7%	30.0%		(6.3)%

	For the six months ended June 30,		Change
	2021	2020	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$37,059	$33,627	$3,432	10.2%
Group and Specialty	3,043	3,291	(248)	(7.5)%
Total premiums	40,102	36,918	3,184	8.6%
Services:
Retail	17	10	7	70.0%
Group and Specialty	384	387	(3)	(0.8)%
Healthcare Services	556	477	79	16.6%
Total services	957	874	83	9.5%
Investment income	254	226	28	12.4%
Total revenues	41,313	38,018	3,295	8.7%
Operating expenses:
Benefits	34,445	29,804	4,641	15.6%
Operating costs	4,123	4,471	(348)	(7.8)%
Depreciation and amortization	286	234	52	22.2%
Total operating expenses	38,854	34,509	4,345	12.6%
Income from operations	2,459	3,509	(1,050)	(29.9)%
Interest expense	147	136	11	8.1%
Other expense, net	534	70	464	662.9%
Income before income taxes and equity in net earnings	1,778	3,303	(1,525)	(46.2)%
Provision for income taxes	416	1,035	(619)	(59.8)%
Equity in net earnings	54	33	21	63.6%
Net income	$1,416	$2,301	$(885)	(38.5)%
Diluted earnings per common share	$10.94	$17.31	$(6.37)	(36.8)%
Benefit ratio (a)	85.9%	80.7%		5.2%
Operating cost ratio (b)	10.0%	11.8%		(1.8)%
Effective tax rate	22.7%	31.0%		(8.3)%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue
Consolidated premiums increased $1.4 billion, or 7.7%, from $18.6 billion in the 2020 quarter to $20.0 billion in the 2021 quarter and increased $3.2 billion, or 8.6%, from $36.9 billion in the 2020 period to $40.1 billion in the 2021 period. These increases were primarily due to individual Medicare Advantage and state-based contracts membership growth, as well as higher per member individual Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, net of Medicare Risk Adjustment, or MRA, headwinds resulting from COVID-19 related utilization disruption in 2020. These increases were partially offset by declining stand-alone PDP, group commercial medical, and group Medicare Advantage membership. The 2021 period was further impacted by the Medicare sequestration relief in the first quarter of 2021 that was not enacted until the second quarter of 2020.
Consolidated services revenue increased $41 million, or 9.1%, from $450 million in the 2020 quarter to $491 million in the 2021 quarter and increased $83 million, or 9.5%, from $874 million in the 2020 period to $957 million in the 2021 period. These increases were primarily due to higher revenues associated with our pharmacy and provider businesses. The 2021 period further reflects additional pharmacy revenues associated with the acquisition of Enclara which was closed during the first quarter of 2020.
Investment Income
Investment income increased $99 million, or 128.6%, from $77 million in the 2020 quarter to $176 million in the 2021 quarter primarily reflecting changes in the fair value of our common stock investments and higher realized capital gains, partially offset by lower average invested balances. Investment income increased $28 million, or 12.4%, from $226 million in the 2020 period to $254 million in the 2021 period primarily reflecting higher realized capital gains, partially offset by changes in the fair value of our common stock investments and lower average invested balances.
Benefit Expense
Consolidated benefits expense increased $3.0 billion, or 21.0%, from $14.2 billion in the 2020 quarter to $17.1 billion in the 2021 quarter and increased $4.6 billion, or 15.6%, from $29.8 billion in the 2020 period to $34.4 billion in the 2021 period. The consolidated benefit ratio increased 940 basis points from 76.4% for the 2020 quarter to 85.8% for the 2021 quarter and increased 520 basis points from 80.7% for the 2020 period to 85.9% for the 2021 period. These increases reflect the significant impact of the deferral of non-essential care, net of COVID-19 treatment and testing costs and our pandemic relief efforts in 2020, amid the COVID-19 pandemic, and the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products. The increases were also due to the impact in 2021 associated with the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development in 2021.

The higher favorable prior-period medical claims reserve development was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time. The suspension during 2020 was intended to provide financial and administrative relief for provider facing unprecedented strain as a result of the COVID-19 pandemic. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 80 basis points in the 2021 quarter whereas the unfavorable prior-period medical claims reserve development increased the consolidated benefit ratio by approximately 30 basis points in the 2020 quarter. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 180 basis points in the 2021 period versus approximately 60 basis points in the 2020 period.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs decreased $238 million, or 10.1%, from $2.4 billion in the 2020 quarter to $2.1 billion in the 2021 quarter and decreased $348 million, or 7.8%, from $4.5 billion in the 2020 period to $4.1 billion in the 2021 period. The consolidated operating cost ratio decreased 210 basis points from 12.4% for the 2020 quarter to 10.3% for the 2021 quarter and decreased 180 basis points from 11.8% for the 2020 period to 10.0% for the 2021 period. These decreases were primarily due to the termination of the non-deductible health insurance industry fee in 2021, the impact of a $150 million contribution in the 2020 quarter to the Humana Foundation to support communities served by us particularly those with social and health disparities, as well as the impact of lower COVID-19 related administrative costs in 2021 compared to 2020. Administrative costs in 2020 included costs associated with personal protective equipment, member response efforts, and the build-out of infrastructure necessary to support employees working remotely. These decreases were further impacted by scale efficiencies associated with growth in our Medicare Advantage membership and operating cost efficiencies in 2021 from previously implemented productivity initiatives. These factors were partially offset by continued strategic investments made to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 150 basis points in the 2020 quarter and by 160 basis points in the 2020 period.
Depreciation and Amortization
Depreciation and amortization increased $25 million, or 21.0%, from $119 million in the 2020 quarter to $144 million in the 2021 quarter and increased $52 million, or 22.2%, from $234 million in the 2020 period to $286 million in the 2021 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $3 million, or 3.9%, from $76 million in the 2020 quarter to $79 million in the 2021 quarter and increased $11 million, or 8.1%, from $136 million in the 2020 period to $147 million in the 2021 period.
Income Taxes
The effective income tax rate was 23.7% and 30.0% for the three months ended June 30, 2021, and 2020, respectively and was 22.7% and 31.0% for the six months ended June 30, 2021, and 2020, respectively. The decreases were primarily due to the termination of the non-deductible health insurance industry fee in 2021.
Retail Segment

	June 30,		Change
	2021	2020	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	4,341,600	3,877,200	464,400	12.0%
Group Medicare Advantage	557,300	608,300	(51,000)	(8.4)%
Medicare stand-alone PDP	3,653,100	3,888,400	(235,300)	(6.1)%
Total Retail Medicare	8,552,000	8,373,900	178,100	2.1%
State-based Medicaid and other	877,300	689,200	188,100	27.3%
Medicare Supplement	330,400	324,600	5,800	1.8%
Total Retail medical members	9,759,700	9,387,700	372,000	4.0%

	For the three months ended June 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$14,585	$13,005	$1,580	12.1%
Group Medicare Advantage	1,775	1,976	(201)	(10.2)%
Medicare stand-alone PDP	662	731	(69)	(9.4)%
Total Retail Medicare	17,022	15,712	1,310	8.3%
State-based Medicaid and other	1,264	1,042	222	21.3%
Medicare Supplement	182	169	13	7.7%
Total premiums	18,468	16,923	1,545	9.1%
Services	12	6	6	100.0%
Total premiums and services revenue	18,480	$16,929	$1,551	9.2%
Segment earnings	$836	$1,989	$(1,153)	(58.0)%
Benefit ratio	87.0%	78.3%		8.7%
Operating cost ratio	8.3%	9.7%		(1.4)%

	For the six months ended June 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$29,400	$25,799	$3,601	14.0%
Group Medicare Advantage	3,530	3,987	(457)	(11.5)%
Medicare stand-alone PDP	1,326	1,486	(160)	(10.8)%
Total Retail Medicare	34,256	31,272	2,984	9.5%
State-based Medicaid and other	2,443	2,023	420	20.8%
Medicare Supplement	360	332	28	8.4%
Total premiums	37,059	33,627	3,432	10.2%
Services	17	10	7	70.0%
Total premiums and services revenue	$37,076	$33,637	$3,439	10.2%
Segment earnings	$1,630	$2,674	$(1,044)	(39.0)%
Benefit ratio	87.3%	82.4%		4.9%
Operating cost ratio	8.0%	9.4%		(1.4)%
Segment Earnings
•Retail segment earnings decreased $1.2 billion, or 58.0%, from $2.0 billion in the 2020 quarter to $836 million in the 2021 quarter and decreased $1.0 billion, or 39.0%, from $2.7 billion in the 2020 period to $1.6 billion in the 2021 period. These decreases primarily resulted from the same factors that led to the segment's higher benefit ratio, partially offset by the segment's lower operating cost ratio as more fully described below.

Enrollment
•Individual Medicare Advantage membership increased 464,400 members, or 12.0%, from June 30, 2020 to June 30, 2021, primarily due to membership additions associated with the most recent Annual Election Period, or AEP, and Open Election Period, or OEP, for Medicare beneficiaries. The membership growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, members. The OEP sales period, which ran from January 1 to March 31, 2021 added approximately 36,000 members compared to the 2020 OEP that added approximately 30,000 members. Individual Medicare Advantage membership includes 532,900 D-SNP members as of June 30, 2021, a net increase of 167,600, or 45.9%, from 365,300 as of June 30, 2020.
•Group Medicare Advantage membership decreased 51,000, or 8.4%, from June 30, 2020 to June 30, 2021, primarily due to the net loss of certain large accounts in January 2021, partially offset by continued growth in small group accounts.
•Medicare stand-alone PDP membership decreased 235,300 members, or 6.1%, from June 30, 2020 to June 30, 2021, primarily due to anticipated declines as a result of the Walmart Value plan no longer being the low cost leader in 2021.
•State-based Medicaid membership increased 188,100 members, or 27.3%, from June 30, 2020 to June 30, 2021, primarily reflecting additional enrollment resulting from the economic downturn due to the COVID-19 pandemic, as well as the recently completed acquisition in Wisconsin.
Premiums Revenue
•Retail segment premiums increased $1.5 billion, or 9.1%, from $16.9 billion in the 2020 quarter to $18.5 billion in the 2021 quarter and increased $3.4 billion, or 10.2%, from $33.6 billion in the 2020 period to $37.1 billion in the 2021 period. These increases were primarily due to higher premiums as a result of individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, net of MRA headwinds resulting from COVID-19 related utilization disruption in 2020. These favorable items were partially offset by the decline in membership in our stand-alone PDP and group Medicare Advantage offerings. The 2021 period was further impacted by the Medicare sequestration relief in the first quarter of 2021 that was not enacted until the second quarter of 2020.
Benefits Expense
•The Retail segment benefit ratio increased 870 basis points from 78.3% for the 2020 quarter to 87.0% for the 2021 quarter and increased 490 basis points from 82.4% for the 2020 period to 87.3% for the 2021 period. These increases were primarily due to the significant impact of the deferral of non-essential care, net of COVID-19 treatment and testing costs and our pandemic relief efforts in the 2020 quarter, amid the COVID-19 pandemic. These comparisons were further impacted by the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products, as well as the impact in 2021 associated with the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development.
•The Retail segment's benefits expense for the 2021 quarter includes $156 million in favorable prior-period medical claims reserve development versus $33 million in unfavorable prior-period medical claims development in the 2020 quarter. For the 2021 period, the Retail segment’s benefit expense includes the beneficial effect of $619 million in favorable prior-period medical claims reserve development versus $205 million in the 2020 period. Prior-period medical claims reserve development decreased the Retail segment's benefit ratio by approximately 80 basis points in the 2021 quarter but increased the Retail segment's benefit ratio by approximately 20 basis points in the 2020 quarter. Favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 170 basis points in the 2021 period versus approximately 60 basis points in the 2020 period.
Operating Costs
•The Retail segment operating cost ratio decreased 140 basis points from 9.7% for the 2020 quarter to 8.3% for the 2021 quarter and decreased 140 basis points from 9.4% for the 2020 period to 8.0% for the 2021 period. These decreases were primarily due to the termination of the non-deductible health insurance industry fee in 2021, lower COVID-19 related administrative costs in the 2021 quarter, as previously discussed, scale efficiencies associated with growth in our individual Medicare Advantage membership, and operating cost efficiencies in the 2021 quarter driven by previously implemented productivity initiatives. These improvements were partially offset by continued strategic investments made to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 quarter and period.
Group and Specialty Segment

	June 30,		Change
	2021	2020	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	706,100	820,800	(114,700)	(14.0)%
ASO	497,800	506,200	(8,400)	(1.7)%
Military services	6,038,500	6,033,300	5,200	0.1%
Total group medical members	7,242,400	7,360,300	(117,900)	(1.6)%
Specialty membership (a)	5,327,500	5,344,900	(17,400)	(0.3)%
(a)Specialty products include dental, vision, and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,078	$1,208	$(130)	(10.8)%
Group specialty	432	425	7	1.6%
Total premiums	1,510	1,633	(123)	(7.5)%
Services	194	192	2	1.0%
Total premiums and services revenue	$1,704	$1,825	$(121)	(6.6)%
Segment earnings	$40	$287	$(247)	(86.1)%
Benefit ratio	82.6%	67.0%		15.6%
Operating cost ratio	23.9%	23.8%		0.1%

	For the six months ended June 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$2,177	$2,437	$(260)	(10.7)%
Group specialty	866	854	12	1.4%
Total premiums	3,043	3,291	(248)	(7.5)%
Services	384	387	(3)	(0.8)%
Total premiums and services revenue	$3,427	$3,678	$(251)	(6.8)%
Segment earnings	$214	$392	$(178)	(45.4)%
Benefit ratio	78.6%	73.1%		5.5%
Operating cost ratio	23.4%	23.4%		—%
Segment Earnings
•Group and Specialty segment earnings decreased $247 million, or 86.1%, from $287 million in the 2020 quarter to $40 million in the 2021 quarter and decreased $178 million, or 45.4%, from $392 million in the 2020 period to $214 million in the 2021 period. These decreases were primarily due the same factors that led to the segment's higher benefit ratio.
Enrollment
•Fully-insured commercial group medical membership decreased 114,700 members, or 14.0%, from June 30, 2020 to June 30, 2021 reflecting lower small group quoting activity and sales attributable to depressed economic activity from the COVID-19 pandemic, partially offset by higher retention of existing customers, particularly in larger groups. The portion of group fully-insured commercial medical membership in small group accounts was approximately 52% at June 30, 2021 and 57% at June 30, 2020.
•Group ASO commercial medical membership decreased 8,400 members, or 1.7%, from June 30, 2020 to June 30, 2021. Small group membership comprised 45% of group ASO medical membership at June 30, 2021 and 45% at June 30, 2020. The membership change reflects intensified competition for small group accounts, partially offset by strong retention among large group accounts.
•Military services membership increased 5,200 members, or 0.1%, from June 30, 2020 to June 30, 2021. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 17,400 members, or 0.3%, from June 30, 2020 to June 30, 2021 due primarily to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership described above, as well as the loss of certain groups with stand-alone dental and vision. The decrease also reflects the impact of the economic downturn driven by the COVID-19 pandemic.

Premiums Revenue
•Group and Specialty segment premiums decreased $123 million, or 7.5%, from $1.6 billion in the 2020 quarter to $1.5 billion in the 2021 quarter and decreased $248 million, or 7.5%, from $3.3 billion in the 2020 period to $3.0 billion in the 2021 period. These decreases were primarily due to the decline in our fully-insured group commercial membership, partially offset by higher per member premiums across the fully-insured commercial business.
Services Revenue
•Group and Specialty segment services revenue increased $2 million, or 1.0%, from $192 million in the 2020 quarter to $194 million in the 2021 quarter and decreased $3 million, or 0.8%, from $387 million in the 2020 period to $384 million in the 2021 period.
Benefits Expense
•The Group and Specialty segment benefit ratio increased 1,560 basis points from 67.0% in the 2020 quarter to 82.6% in the 2021 quarter and increased 550 basis points from 73.1% in the 2020 period to 78.6% in the 2021 period. These increases were primarily due to the significant impact of the deferral of non-essential care, net of COVID-19 treatment and testing costs and our pandemic relief efforts in the 2020 quarter, amid the COVID-19 pandemic, and the termination in 2021 of the non-deductible health insurance industry fee in which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products. These increases were partially offset by higher favorable prior-period medical claims reserve development, as well as deliberate pricing and benefit design efforts to increase profitability and position the commercial business for long-term success.
•The Group and Specialty segment's benefits expense included $8 million in favorable prior-period medical claims reserve development in the 2021 quarter versus $16 million in unfavorable prior-period medical claims reserve development in the 2020 quarter. This prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 50 basis points in the 2021 quarter but increased the Group Specialty segment benefit ratio by approximately 100 basis points in the 2020 quarter. The Group and Specialty segment's benefits expense included the effect of a favorable prior-period medical claims reserve development of $100 million in the 2021 period versus $30 million in the 2020 period. The favorable prior period medical claims reserve development for the 2021 period decreased the Group and Specialty segment benefit ratio by approximately 330 basis points and 90 basis points in the 2020 period.
Operating Costs
•The Group and Specialty segment operating cost ratio increased 10 basis points from 23.8% for the 2020 quarter to 23.9% for the 2021 quarter primarily reflecting the continued strategic investments made to position us for long-term success. The impact of the strategic investments was partially offset by the termination of the non-deductible health insurance industry fee in 2021, lower COVID-19 related administrative costs in 2021, as previously discussed, and operating cost efficiencies driven by previously implemented productivity initiatives. The Group and Specialty segment operating cost ratio was unchanged from 23.4% for the 2020 period. The non-deductible health insurance industry fee impacted the operating cost ratio by 130 basis points in the 2020 quarter and period.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Revenues:
Services:
Pharmacy solutions	$163	$147	$16	10.9%
Provider services	97	79	18	22.8%
Clinical care services	25	26	(1)	(3.8)%
Total services revenues	285	252	33	13.1%
Intersegment revenues:
Pharmacy solutions	6,458	5,977	481	8.0%
Provider services	642	575	67	11.7%
Clinical care services	138	137	1	0.7%
Total intersegment revenues	7,238	6,689	549	8.2%
Total services and intersegment revenues	$7,523	$6,941	$582	8.4%
Segment earnings	$311	$317	$(6)	(1.9)%
Operating cost ratio	95.8%	95.1%		0.7%

	For the six months ended June 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Revenues:
Services:
Pharmacy solutions	$319	$268	$51	19.0%
Provider services	188	155	33	21.3%
Clinical care services	49	54	(5)	(9.3)%
Total services revenues	556	477	79	16.6%
Intersegment revenues:
Pharmacy solutions	12,675	12,117	558	4.6%
Provider services	1,228	1,151	77	6.7%
Clinical care services	261	281	(20)	(7.1)%
Total intersegment revenues	14,164	13,549	615	4.5%
Total services and intersegment revenues	$14,720	$14,026	$694	4.9%
Segment earnings	$580	$567	$13	2.3%
Operating cost ratio	95.9%	95.6%		0.3%
Segment Earnings
•Healthcare Services segment earnings decreased $6 million, or 1.9%, from $317 million in the 2020 quarter to $311 million in the 2021 quarter resulting from the same factors that led to the segment's increased operating cost ratio in the 2021 quarter, partially offset by higher earnings from equity method investments. Healthcare Services segment earnings increased $13 million, or 2.3%, from $567 million in the 2020 period to $580 million in the 2021 period primarily due to improved operating performance in the provider business, as well as higher earnings from equity method investments.
Script Volume
•Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 129 million in the 2021 quarter, up 11.2%, versus scripts of approximately 116 million in the 2020 quarter. For the 2021 period, script volumes increased to approximately 255 million, up 7.8%, versus scripts of approximately 236 million in the 2020 period. These increases were primarily due to higher individual Medicare Advantage and state-based contracts membership, partially offset by the decline in stand-alone PDP and group Medicare Advantage membership and the impact of early prescription refills in the second quarter of 2020 as members prepared for extended supply needs in response to COVID-19 restrictions.
Services Revenues
•Services revenues increased $33 million, or 13.1%, from $252 million in the 2020 quarter to $285 million in the 2021 quarter and increased $79 million, or 16.6%, from $477 million in the 2020 period to $556 million in the 2021 period. These increases were primarily due to higher revenues associated with our pharmacy and provider businesses. The 2021 period further reflects additional pharmacy revenues associated with the acquisition of Enclara which was closed during the first quarter of 2020.
Intersegment Revenues
•Intersegment revenues increased $549 million, or 8.2%, from $6.69 billion in the 2020 quarter to $7.24 billion in the 2021 quarter and increased $615 million, or 4.5%, from $13.5 billion in the 2020 period to $14.2 billion in the 2021 period. These increases were primarily due to individual Medicare Advantage and state-based contracts membership growth, as well as higher revenues associated with our provider business. These increases were partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP and group Medicare Advantage membership as previously discussed and the impact of increased pharmacy revenues in the 2020 quarter as a result of allowing early prescription refills to permit our members to prepare for extended supply needs due to COVID-19 restrictions.
Operating Costs
•The Healthcare Services segment operating cost ratio increased 70 basis points from 95.1% for the 2020 quarter to 95.8% for the 2021 quarter and increased 30 basis points from 95.6% for the 2020 period to 95.9% for the 2021 period. These increases reflect increased administrative costs in the pharmacy operations as a result of incremental spend to accelerate growth within the business, additional shipping costs incurred in pharmacy operations to ensure members' timely receipt of prescriptions, and increased utilization levels in our provider business in 2021 compared to depressed levels in 2020 amid the COVID-19 pandemic. These increases were partially offset by the impact on the 2020 ratios associated with COVID-19 administrative related costs, including expenses associated with additional safety measures taken for our pharmacy, provider, and clinical teams who continued to provide services to members throughout the crisis, as well as operational improvement in our provider services business, largely related to Conviva, along with operating cost efficiencies driven by previously implemented productivity initiatives in 2021. The 2021 period was further impacted by pharmacy labor-related overtime costs due to weather disruptions occurring in the first quarter of 2021.

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
Cash and cash equivalents decreased to approximately $3.4 billion at June 30, 2021 from $4.7 billion at December 31, 2020. The change in cash and cash equivalents for the six months ended June 30, 2021 and 2020 is summarized as follows:

	Six Months Ended
	2021	2020
	(in millions)
Net cash (used in) provided by operating activities	$(477)	$3,541
Net cash used in investing activities	(2,203)	(2,862)
Net cash provided by financing activities	1,385	2,430
(Decrease) increase in cash and cash equivalents	$(1,295)	$3,109
Cash Flow from Operating Activities
Cash flows used in operations of $477 million in the 2021 period decreased $4.0 billion from cash flows provided by operations of $3.5 billion in the 2020 period primarily due to the negative impact of working capital items and lower earnings in the 2021 period compared to the 2020 period. Our 2021 period operating cash flows were significantly impacted by changes to working capital levels, primarily as a result of prior year disruptions caused by COVID-19. These impacts include paying down claims inventory and capitation for provider surplus amounts earned in 2020 as well as additional provider support. Further, quarterly tax payment estimates typically paid in the 2020 period were deferred to the third quarter of 2020 due to COVID-19.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	2021 Period Change	2020 Period Change
	(in millions)
IBNR (1)	$5,419	$5,290	$129	$698
Reported claims in process (2)	1,244	816	428	331
Other benefits payable (3)	1,822	2,037	(215)	947
Total benefits payable	$8,485	$8,143	$342	$1,976
Payables from acquisition			(42)	—
Change in benefits payable per cash flow statement resulting in cash from operations			$300	$1,976
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
The increase in benefits payable in 2021 was primarily due to an increase in reported claims in process and higher IBNR, partially offset by reduction in capitation accruals. Higher reported claims in process was a function of month-end cutoff. IBNR increased primarily as a result of individual Medicare Advantage membership growth partially offset by paying down claim inventories. The 2020 period was significantly impacted by higher capitation accruals as significantly lower utilization caused by COVID-19 resulted in higher surplus accruals to providers.
The detail of total net receivables was as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	2021 Period Change	2020 Period Change
	(in millions)
Medicare	$2,153	$928	$1,225	$1,179
Commercial and other	200	122	78	13
Military services	163	160	3	9
Allowance for doubtful accounts	(78)	(72)	(6)	(19)
Total net receivables	$2,438	$1,138	$1,300	$1,182
Reconciliation to cash flow statement:
Receivables from acquisition			(15)	3
Change in receivables per cash flow statement resulting in cash from operations			$1,285	$1,185

The changes in Medicare receivables for both the 2021 period and the 2020 period reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter. We received the 2021 $1.3 billion mid-year settlement in July 2021.

Cash Flow from Investing Activities
During 2021, we acquired various health and wellness related businesses for cash consideration of approximately $325 million, net of cash received.
During 2020, we acquired privately held Enclara Healthcare for cash consideration of approximately $709 million, net of cash received.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $619 million in the 2021 period and $418 million in the 2020 period.

Net purchases of investment securities were $1.3 billion and $1.7 billion in the 2021 and 2020 period, respectively.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $1.2 billion and $412 million in the 2021 and 2020 period, respectively.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $2 million and $23 million in the 2021 and 2020 period, respectively.
Net proceeds from the issuance of commercial paper were $508 million in the 2021 period and $21 million in the 2020 period. The maximum principal amount outstanding at any one time during the 2021 period was $1.3 billion.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of June 30, 2020 were $1,088 million.
We acquired common shares in connection with employee stock plans for an aggregate cost of $33 million in the 2021 period and $25 million in the 2020 period.
We paid dividends to stockholders of $173 million during the 2021 period and $156 million during the 2020 period.
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
Debt
For a detailed discussion of our debt, including our senior notes, credit agreements, commercial paper program, and other short-term borrowings, please refer to Note 12 to the condensed consolidated financial statements.
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
In April 2021, we entered into a commitment letter with Goldman Sachs Bank USA, or Goldman Sachs, pursuant to which, and subject to the terms and conditions set forth therein, Goldman Sachs committed to lend us up to $3.5 billion under a new senior unsecured 364-day bridge loan facility, or Bridge Loan. If we enter into the Bridge Loan, the proceeds of the Bridge Loan will be used to finance a portion of the cash consideration payable for the KAH transaction. The outstanding Bridge Loan commitments under the commitment letter were reduced to $3.0 billion in connection with the effectiveness of the delayed draw term loan credit agreement described below.

In May 2021, we entered into a $500 million unsecured delayed draw term loan credit agreement. If we draw on the delayed term loan, the proceeds will be used to finance a portion of the cash consideration payable for the KAH transaction.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2021 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.3 billion at June 30, 2021 compared to $772 million at December 31, 2020. This increase primarily was due to dividends received from regulated subsidiaries, earnings in non-regulated Healthcare Services subsidiaries, and the issuance of commercial paper, partially offset by acquisitions, capital expenditures, cash dividends to shareholders, and capital contributions to certain subsidiaries. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2021, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $10.0 billion, which exceeded aggregate minimum regulatory requirements of $7.2 billion. The amount of ordinary dividends paid to our parent company was approximately $1.3 billion during the six months ended June 30, 2021 compared to $360 million during the six months ended June 30, 2020. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at June 30, 2021. Our net unrealized position decreased $247 million from a net unrealized gain position of $514 million at December 31, 2020 to a net unrealized gain position of $267 million at June 30, 2021. At June 30, 2021, we had gross unrealized losses of $87 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the six months ended June 30, 2021. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.6 years as of June 30, 2021 and approximately 3.0 years as of December 31, 2020. The increase in the average duration is reflective of the decreased holdings of cash and cash equivalents, along with other portfolio management activities. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $619 million at June 30, 2021.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2021.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2021	—	$—	—	$—
May 2021	—	—	—	—
June 2021	—	—	—	—
Total	—	$—	—
(1)On December 22, 2020, we entered into separate accelerated stock repurchase agreements, ("the December 2020 ASR Agreements"), with Citibank, N.A., or Citi, and JPMorgan Chase Bank, or JPM, to repurchase $1.75 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on July 30, 2019. On December 23, 2020, in accordance with the December 2020 ASR Agreements, we made a payment of $1.75 billion ($875 million to Citi and $875 million to JPM) and received an initial delivery of 3.8 million shares of our common stock (1.9 million shares each from Citi and JPM). We recorded the payments to Citi and JPM as a reduction to stockholders’ equity, consisting of an $1.5 billion increase in treasury stock, which reflects the value of the initial 3.8 million shares received upon initial settlement, and a $262.5 million decrease in capital in excess of par value, which reflects the value of stock held back by Citi and JPM pending final settlement of the December 2020 ASR Agreements. Upon final settlement of the December 2020 ASR agreements with Citi and JPM on May 4, 2021 and May 5, 2021, respectively, we received an additional 0.3 million shares and 0.3 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $400.07 and 401.49, respectively, bringing the total shares received under the December 2020 ASR agreements to 4.4 million. In addition, upon settlement we reclassified the $262.5 million value of stock initially held back by Citi and JPM from capital in excess of par value to treasury stock. On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024. Our remaining repurchase authorization was $3 billion as of July 27, 2021.

(2)Excludes 90,000 shares repurchased in connection with employee stock plans.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
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
10.1
Five-Year $2.5 Billion Amended and Restated Credit Agreement, dated as of June 4, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. and Goldman Sachs Bank USA as Syndication Agents, Citibank, N.A., PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Goldman Sachs Bank USA, Citigroup Global Markets, Inc., PNC Capital Markets LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on June 4, 2021).

10.2
364-Day $1.5 Billion Revolving Credit Agreement, dated as of June 4, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. and Goldman Sachs Bank USA as Syndication Agents, Citibank, N.A., PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Goldman Sachs Bank USA, Citigroup Global Markets, Inc., PNC Capital Markets LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on June 4, 2021).

10.3
$500 Million Delayed Draw Term Loan Credit Agreement, dated as of May 28, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. and Goldman Sachs Bank USA as Syndication Agents, Citibank, N.A., PNC Capital Markets LLC, Trust Bank, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and Goldman Sachs Bank USA, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., PNC Capital Markets LLC, Trust Securities, Inc., U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on June 4, 2021).

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) the Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	July 28, 2021	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)