Form 10-Q
period 2021-09-30
HUMANA INC
filed 2021-11-03
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2021
$0.16 2/3 par value	128,534,291 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2021

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,304	$4,673
Investment securities	13,719	12,554
Receivables, less allowance for doubtful accounts of $82 in 2021 and $72 in 2020	1,879	1,138
Other current assets	5,913	5,276
Total current assets	25,815	23,641
Property and equipment, net	2,898	2,371
Long-term investment securities	1,095	1,212
Equity method investments	143	1,170
Goodwill	10,806	4,447
Other long-term assets	4,563	2,128
Total assets	$45,320	$34,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$8,758	$8,143
Trade accounts payable and accrued expenses	4,957	4,013
Book overdraft	240	320
Unearned revenues	277	318
Short-term debt	795	600
Total current liabilities	15,027	13,394
Long-term debt	11,466	6,060
Other long-term liabilities	2,545	1,787
Total liabilities	29,038	21,241
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at September 30, 2021 and December 31, 2020	33	33
Capital in excess of par value	3,064	2,705
Retained earnings	23,191	20,517
Accumulated other comprehensive income	145	391
Treasury stock, at cost, 70,114,451 shares at September 30, 2021 and 69,787,614 shares at December 31, 2020	(10,173)	(9,918)
Noncontrolling interests	22	—
Total stockholders’ equity	16,282	13,728
Total liabilities and stockholders’ equity	$45,320	$34,969
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions, except per share results)
Revenues:
Premiums	$19,885	$18,904	$59,987	$55,822
Services	845	457	1,802	1,331
Investment (loss) income	(33)	714	221	940
Total revenues	20,697	20,075	62,010	58,093
Operating expenses:
Benefits	17,316	15,611	51,761	45,415
Operating costs	2,603	2,513	6,726	6,984
Depreciation and amortization	150	128	436	362
Total operating expenses	20,069	18,252	58,923	52,761
Income from operations	628	1,823	3,087	5,332
Interest expense	88	75	235	211
Other (income) expense, net	(1,096)	(7)	(562)	63
Income before income taxes and equity in net earnings	1,636	1,755	3,414	5,058
Provision for income taxes	120	450	536	1,485
Equity in net earnings	15	35	69	68
Net income	$1,531	$1,340	$2,947	$3,641
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Humana	$1,531	$1,340	$2,947	$3,641
Basic earnings per common share	$11.91	$10.12	$22.90	$27.53
Diluted earnings per common share	$11.84	$10.05	$22.77	$27.37
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)
Net income	$1,531	$1,340	$2,947	$3,641
Other comprehensive income:
Change in gross unrealized investment (losses) gains	(63)	66	(247)	332
Effect of income taxes	14	(15)	56	(78)
Total change in unrealized investment (losses) gains, net of tax	(49)	51	(191)	254
Reclassification adjustment for net realized gains	(16)	(1)	(80)	(48)
Effect of income taxes	4	—	19	10
Total reclassification adjustment, net of tax	(12)	(1)	(61)	(38)
Other comprehensive (loss) gain, net of tax	(61)	50	(252)	216
Comprehensive (loss) income attributable to equity method investments	(10)	3	6	(2)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Humana	$1,460	$1,393	$2,701	$3,855
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2021
Balances, June 30, 2021	198,649	$33	$3,018	$21,751	$216	$(10,175)	$—	$14,843
Net income				1,531			—	1,531
Acquisition							22	22
Other comprehensive loss					(71)			(71)
Common stock repurchases			—			(3)		(3)
Dividends and dividend equivalents				(91)				(91)
Stock-based compensation			48					48
Restricted stock unit vesting	—	—	(3)			3		—
Stock option exercises	—	—	1			2		3
Balances, September 30, 2021	198,649	$33	$3,064	$23,191	$145	$(10,173)	$22	$16,282

Three months ended September 30, 2020
Balances, June 30, 2020	198,630	$33	$2,898	$19,616	$317	$(8,448)	$—	$14,416
Net income				1,340			—	1,340
Other comprehensive income					53			53
Common stock repurchases	19		—			(5)		(5)
Dividends and dividend equivalents				(84)				(84)
Stock-based compensation			47					47
Restricted stock unit vesting	—	—	(6)			6		—
Stock option exercises	—	—	1			—		1
Balances, September 30, 2020	198,649	$33	$2,940	$20,872	$370	$(8,447)	$—	$15,768
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2021
Balances, December 31, 2020	198,649	$33	$2,705	$20,517	$391	$(9,918)	$—	$13,728
Net income				2,947			—	2,947
Acquisition							22	22
Other comprehensive loss					(246)			(246)
Common stock repurchases			263			(299)		(36)
Dividends and dividend equivalents				(273)				(273)
Stock-based compensation			132					132
Restricted stock unit vesting	—	—	(40)			40		—
Stock option exercises	—	—	4			4		8
Balances, September 30, 2021	198,649	$33	$3,064	$23,191	$145	$(10,173)	$22	$16,282

Nine months ended September 30, 2020
Balances, December 31, 2019	198,630	$33	$2,820	$17,483	$156	$(8,455)	$—	$12,037
Net income				3,641			—	3,641
Impact of adopting ASC 326 - Current expected credit loss standard (CECL)				(2)			—	(2)
Other comprehensive income					214			214
Common stock repurchases	19		—			(30)		(30)
Dividends and dividend equivalents				(250)				(250)
Stock-based compensation			129					129
Restricted stock unit vesting	—	—	(21)			21		—
Stock option exercises	—	—	12			17		29
Balances, September 30, 2020	198,649	$33	$2,940	$20,872	$370	$(8,447)	$—	$15,768
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2021	2020
	(in millions)
Cash flows from operating activities
Net income	$2,947	$3,641
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on investment securities, net	18	(696)
Gain on Kindred at Home equity method investment	(1,129)	—
Equity in net earnings	(69)	(68)
Stock-based compensation	132	129
Depreciation	468	390
Amortization	51	66
Benefit for deferred income taxes	—	(3)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(294)	(82)
Other assets	(476)	(1,547)
Benefits payable	573	2,204
Other liabilities	207	1,257
Unearned revenues	(84)	40
Other	14	25
Net cash provided by operating activities	2,358	5,356
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(3,959)	(709)
Purchases of property and equipment, net	(945)	(668)
Purchases of investment securities	(6,573)	(7,230)
Proceeds from maturities of investment securities	2,103	3,500
Proceeds from sales of investment securities	2,920	2,097
Net cash used in investing activities	(6,454)	(3,010)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	605	(274)
Proceeds from issuance of senior notes, net	2,984	1,088
Proceeds from issuance of commercial paper, net	193	21
Proceeds from term loan	500	1,000
Repayment of term loan	(150)	—
Debt issue costs	(29)	—
Change in book overdraft	(80)	(11)
Common stock repurchases	(36)	(30)
Dividends paid	(263)	(239)
Proceeds from stock option exercises and other, net	3	30
Net cash provided by financing activities	3,727	1,585
(Decrease) increase in cash and cash equivalents	(369)	3,931
Cash and cash equivalents at beginning of period	4,673	4,054
Cash and cash equivalents at end of period	$4,304	$7,985

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the nine months ended September 30,
	2021	2020
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$183	$159
Income tax payments, net	$219	$778
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$9,572	$816
Less: Fair value of liabilities assumed	(3,231)	(107)
Less: Noncontrolling interests acquired	(22)	—
Less: Remeasured existing Kindred at Home equity method investment	(2,360)	—
Cash paid for acquired businesses, net of cash acquired	$3,959	$709
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
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2020 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. Since the filing of our 2020 Form 10-K we have acquired noncontrolling interest and indefinite-lived intangible assets as part of our acquisition of Kindred at Home, or KAH, during the third quarter of 2021. See Note 3 for further information. We have updated our accounting policies accordingly.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Indefinite-lived Assets
We are required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach.
Noncontrolling Interests
The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned affiliates that we control. Accordingly, we record noncontrolling interests in the earnings and equity of such entities. We record adjustments to noncontrolling interests for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balances. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of our Home Health Solutions business, are reported below net income under the heading “Net income attributable to noncontrolling interest” in the condensed consolidated statements of income and presented as a component of equity in the condensed consolidated balance sheets.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, non-essential care from a reduction in non-COVID-19 hospital admissions and lower overall healthcare system consumption decreased utilization. Likewise COVID-19 treatment and testing cost increased utilization. The significant disruption in utilization during

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, is significantly affecting our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans.

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
At September 30, 2021, accounts receivable related to services were $578 million. For the three and nine months ended September 30, 2021, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at September 30, 2021.
For the three and nine months ended September 30, 2021, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in assumptions. The new guidance is effective for us beginning with annual and interim periods in 2023, with earlier adoption permitted, and are to be applied to contracts in force or at the beginning of the earliest period presented, with an option to apply retrospectively with a cumulative effect adjustment to the opening balances of retained earnings as of the earliest period presented. We are currently evaluating the impact on our results of operations, financial position and cash flows.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
3. ACQUISITIONS
On August 17, 2021, we acquired the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds, or the Sponsors, for an enterprise value of $8.2 billion, which includes our equity value of $2.4 billion associated with our 40% minority ownership interest. The remeasurement to fair value of our previously held 40% equity method investment with a carrying value of approximately $1.3 billion, resulted in a $1.1 billion gain recognized in "Other (income) expense, net". KAH has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. We paid the approximate $5.8 billion transaction price (net of our existing equity stake) through a combination of debt financing, the assumption of existing KAH indebtedness and parent company cash. The preliminary fair values of KAH’s assets acquired and liabilities assumed at the date of the acquisition are summarized as follows:

Kindred at Home
($ in millions)
Cash and cash equivalents	$278
Receivables	424
Other current assets	63
Property and equipment	74
Goodwill	5,778
Other intangible assets	2,325
Other long-term assets	172
Total assets acquired	$9,114
Current liabilities	$452
Long term debt	2,078
Other long-term liabilities	392
Total liabilities assumed	$2,922
Non-controlling interests	22
Net assets acquired	$6,170

The other intangible assets primarily consist of Certificate of Needs (CON) and Medicare licenses which have indefinite lives. Amortizing trade names included in other intangibles assets of approximately $18 million have an estimated weighted average useful life of 10 years. The goodwill, allocated to our Healthcare Services segment, primarily relates to the future economic benefit arising from the assets acquired and is consistent with our integrated care delivery strategy. Approximately $132 million of the goodwill is deductible for tax purposes. The purchase price allocation is preliminary, subject to completion of valuation analyses, including, for example, refining assumptions used to calculate the fair value of other intangible assets. The results of operations and financial condition of KAH have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the acquisition date. In connection with the acquisition, we recognized approximately $45 million of acquisition-related costs, primarily compensation costs as well as banker and other professional fees, in operating costs in our condensed consolidated statements of income. The comparative proforma financial information assuming the acquisition had occurred as of January 1, 2020 was not material to our results of operations.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
operations. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2021 and December 31, 2020, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$656	$1	$(7)	$650
Mortgage-backed securities	3,699	69	(46)	3,722
Tax-exempt municipal securities	853	35	(2)	886
Mortgage-backed securities:
Residential	392	—	(3)	389
Commercial	1,438	37	(7)	1,468
Asset-backed securities	1,394	7	(1)	1,400
Corporate debt securities	5,493	152	(47)	5,598
Total debt securities	$13,925	$301	$(113)	14,113
Common stock				701
Total investment securities				$14,814

December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$616	$1	$(1)	$616
Mortgage-backed securities	3,115	140	(1)	3,254
Tax-exempt municipal securities	1,393	54	—	1,447
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	1,260	59	(1)	1,318
Asset-backed securities	1,364	10	(2)	1,372
Corporate debt securities	4,672	256	(1)	4,927
Total debt securities	$12,437	$520	$(6)	12,951
Common stock				815
Total investment securities				$13,766

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at September 30, 2021 and December 31, 2020, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$261	$(4)	$181	$(3)	$442	$(7)
Mortgage-backed securities	2,555	(41)	231	(5)	2,786	(46)
Tax-exempt municipal securities	77	(1)	28	(1)	105	(2)
Mortgage-backed securities:
Residential	348	(3)	—	—	348	(3)
Commercial	340	(6)	98	(1)	438	(7)
Asset-backed securities	296	(1)	277	—	573	(1)
Corporate debt securities	1,589	(39)	223	(8)	1,812	(47)
Total debt securities	$5,466	$(95)	$1,038	$(18)	$6,504	$(113)

December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$225	$(1)	$—	$—	$225	$(1)
Mortgage-backed securities	199	(1)	—	—	199	(1)
Tax-exempt municipal securities	16	—	19	—	35	—
Mortgage-backed securities:
Residential	17	—	—	—	17	—
Commercial	193	(1)	43	—	236	(1)
Asset-backed securities	65	—	498	(2)	563	(2)
Corporate debt securities	342	(1)	16	—	358	(1)
Total debt securities	$1,057	$(4)	$576	$(2)	$1,633	$(6)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at September 30, 2021. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 540 positions out of a total of approximately 1,740 positions at September 30, 2021. All issuers of debt securities we own that were trading at an unrealized loss at September 30, 2021 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At September 30, 2021, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and nine months ended September 30, 2021 and 2020.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Gross gains on investment securities	$71	$2	$180	$71
Gross losses on investment securities	(1)	—	(1)	(18)
Net (losses) gains on equity securities	(174)	643	(197)	643
Net (losses) gains on investment securities	$(104)	$645	$(18)	$696
Purchases of and proceeds from investment securities for the three and nine months ended September 30, 2021 and 2020 relate primarily to debt securities.
The contractual maturities of debt securities available for sale at September 30, 2021, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$543	$547
Due after one year through five years	2,185	2,254
Due after five years through ten years	2,919	2,966
Due after ten years	1,355	1,367
Mortgage and asset-backed securities	6,923	6,979
Total debt securities	$13,925	$14,113

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2021 and December 31, 2020, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2021
Cash equivalents	$3,894	$3,894	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	650	—	650	—
Mortgage-backed securities	3,722	—	3,722	—
Tax-exempt municipal securities	886	—	886	—
Mortgage-backed securities:
Residential	389	—	389	—
Commercial	1,468	—	1,468	—
Asset-backed securities	1,400	—	1,400	—
Corporate debt securities	5,598	—	5,598	—
Total debt securities	14,113	—	14,113	—
Common stock	701	701	—	—
Total invested assets	$18,708	$4,595	$14,113	$—

December 31, 2020
Cash equivalents	$4,548	$4,548	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	616	—	616	—
Mortgage-backed securities	3,254	—	3,254	—
Tax-exempt municipal securities	1,447	—	1,447	—
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	1,318	—	1,318	—
Asset-backed securities	1,372	—	1,372	—
Corporate debt securities	4,927	—	4,927	—
Total debt securities	12,951	—	12,951	—
Common stock	815	815	—	—
Total invested assets	$18,314	$5,363	$12,951	$—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $9.0 billion at September 30, 2021 and $6.1 billion at December 31, 2020. The fair value of our senior notes debt was $10.1 billion at September 30, 2021 and $7.4 billion at December 31, 2020. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Due to the short-term duration, carrying value approximates fair value for our term loans and commercial paper borrowings. The term loans, including the assumption of Kindred at Home's term loan, and commercial paper borrowings were $3.2 billion as of September 30, 2021 and our commercial paper borrowings were $0.6 billion as of December 31, 2020.
Put and Call Options Measured at Fair Value
Effective April 27, 2021, with the signing of the definitive agreement to acquire the remaining 60% interest of KAH, the respective put and call options were terminated. As such, the $63 million put and $440 million call fair values as of the first quarter of 2021 were reduced to zero, resulting in $377 million in "Other (income) expense, net" in our condensed consolidated statements of income for the nine months ended September 30, 2021.
The put and call options were measured at fair value using a Monte Carlo simulation which resulted in fair values of $45 million and $503 million, respectively, at December 31, 2020. The put option was included within other long-term liabilities and the call option included within other long-term assets at December 31, 2020. The change in fair value of the put and call options is reflected as "Other (income) expense, net" in our condensed consolidated statements of income.

Other Assets and Liabilities Measured at Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, “Acquisitions”, we completed our acquisition of KAH during the third quarter of 2021. The net assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The net tangible assets including receivables and accrued liabilities were recorded at their carrying value which approximated their fair value due to their short term nature. The fair value of goodwill and other intangible assets were internally estimated based primarily on the income approach. The income approach estimates fair value based on the present value of cash flow that the assets could be expected to generate in the future. We developed internal estimates for expected cash flows in the present value calculation using inputs and significant assumptions that include historical revenues and earnings, revenue growth rates, the amount and timing of future cash flows, discount rates, contributory asset charges and future tax rates, among others. The excess purchase price over the fair value of assets and liabilities acquired is recorded as goodwill.
Other than the assets acquired and liabilities assumed in the KAH and other acquisitions in Note 3, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2021.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2020 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2021 and December 31, 2020. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	September 30, 2021		December 31, 2020
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$170	$1,681	$216	$1,420
Trade accounts payable and accrued expenses	(14)	(1,139)	(39)	(253)
Net current asset	156	542	177	1,167
Other long-term assets	244	—	8	—
Other long-term liabilities	(257)	—	(90)	—
Net long-term liability	(13)	—	(82)	—
Total net asset	$143	$542	$95	$1,167

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2021 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2021	$1,535	$261	$2,651	$4,447
Acquisitions	205	—	6,154	6,359
Balance at September 30, 2021	$1,740	$261	$8,805	$10,806

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2021 and December 31, 2020.

		September 30, 2021			December 31, 2020
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,786	$—	$1,786	$—	$—	$—
Medicare licenses	Indefinite	522	—	522	—	—	—
Customer contracts/ relationships	9.4 years	876	608	268	849	572	277
Trade names and technology	7.1 years	156	94	62	122	89	33
Provider contracts	11.7 years	70	55	15	69	50	19
Noncompetes and other	7.0 years	34	29	5	29	29	—
Total other intangible assets	9.1 years	$3,444	$786	$2,658	$1,069	$740	$329
    For the three months ended September 30, 2021 and 2020, amortization expense for other intangible assets was approximately $17 million and $23 million, respectively. For the nine months ended September 30, 2021 and 2020, amortization expense for other intangible assets was approximately $47 million and $66 million, respectively. The following table presents our estimate of amortization expense remaining for 2021 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2021	$18
2022	66
2023	50
2024	43
2025	42
2026	29

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable was as follows for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020
	(in millions)
Balances, beginning of period	$8,143	$6,004
Less: Reinsurance recoverables	—	(68)
Balances, beginning of period, net	8,143	5,936
Acquisitions	42	—
Incurred related to:
Current year	52,529	45,693
Prior years	(768)	(278)
Total incurred	51,761	45,415
Paid related to:
Current year	(44,370)	(37,810)
Prior years	(6,818)	(5,334)
Total paid	(51,188)	(43,144)
Reinsurance recoverable	—	1
Balances, end of period	$8,758	$8,208
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
The higher prior year favorable development for the nine months ended September 30, 2021 was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time. The suspension during 2020 was intended to provide financial and administrative relief for providers facing unprecedented strain as a result of the COVID-19 pandemic.

Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of September 30, 2021 and 2020, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020
	(in millions)
Balances, beginning of period	$7,428	$5,363
Less: Reinsurance recoverables	—	(68)
Balances, beginning of period, net	7,428	5,295
Acquisitions	42	—
Incurred related to:
Current year	49,247	42,186
Prior years	(673)	(235)
Total incurred	48,574	41,951
Paid related to:
Current year	(41,721)	(34,946)
Prior years	(6,216)	(4,759)
Total paid	(47,937)	(39,705)
Reinsurance recoverable	—	1
Balances, end of period	$8,107	$7,542
At September 30, 2021, benefits payable for our Retail segment included IBNR of approximately $5.4 billion, primarily associated with claims incurred in 2021.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment was as follows for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020
	(in millions)
Balances, beginning of period	$715	$641
Incurred related to:
Current year	3,769	3,929
Prior years	(95)	(43)
Total incurred	3,674	3,886
Paid related to:
Current year	(3,136)	(3,286)
Prior years	(602)	(575)
Total paid	(3,738)	(3,861)
Balances, end of period	$651	$666
At September 30, 2021, benefits payable for our Group and Specialty segment included IBNR of approximately $564 million, primarily associated with claims incurred in 2021.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$1,531	$1,340	$2,947	$3,641
Weighted average outstanding shares of common stock used to compute basic earnings per common share	128,518	132,318	128,714	132,234
Dilutive effect of:
Employee stock options	68	105	65	95
Restricted stock	669	773	619	681
Shares used to compute diluted earnings per common share	129,255	133,196	129,398	133,010
Basic earnings per common share	$11.91	$10.12	$22.90	$27.53
Diluted earnings per common share	$11.84	$10.05	$22.77	$27.37
Number of antidilutive stock options and restricted stock excluded from computation	136	143	256	311

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2020 and 2021 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2020 payments
12/31/2019	1/31/2020	$0.550	$73
3/31/2020	4/24/2020	0.625	83
6/30/2020	7/31/2020	0.625	83
9/30/2020	10/30/2020	0.625	83
2021 payments
12/31/2020	1/29/2021	$0.625	$81
3/31/2021	4/30/2021	0.700	90
6/30/2021	7/30/2021	0.700	90
9/30/2021	10/29/2021	0.700	90
In October 2021, the Board declared a cash dividend of $0.70 per share payable on January 28, 2022 to stockholders of record on December 31, 2021.

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
On December 22, 2020, we entered into separate accelerated stock repurchase agreements, ("the December 2020 ASR Agreements"), with Citibank, N.A., or Citi, and JPMorgan Chase Bank, or JPM, to repurchase $1.75 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on July 30, 2019. On December 23, 2020, in accordance with the December 2020 ASR Agreements, we made a payment of $1.75 billion ($875 million to Citi and $875 million to JPM) and received an initial delivery of 3.8 million shares of our common stock (1.9 million shares each from Citi and JPM). We recorded the payments to Citi and JPM as a reduction to stockholders’ equity, consisting of an $1.5 billion increase in treasury stock, which reflects the value of the initial 3.8 million shares received upon initial settlement, and a $262.5 million decrease in capital in excess of par value, which reflects the value of stock held back by Citi and JPM pending final settlement of the December 2020 ASR Agreements. Upon final settlement of the December 2020 ASR agreements with Citi and JPM on May 4, 2021 and May 5, 2021, respectively, we received an additional 0.3 million shares and 0.3 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $400.07 and $401.49, respectively, bringing the total shares received under the December 2020 ASR agreements to 4.4 million. In addition, upon settlement we reclassified the $262.5 million value of stock initially held back by Citi and JPM from capital in excess of par value to treasury stock.
On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024. Our remaining repurchase authorization was $3 billion as of November 2, 2021.
In connection with employee stock plans, we acquired 0.09 million common shares for $36 million and 0.08 million common shares for $30 million during the nine months ended September 30, 2021 and 2020, respectively.

Noncontrolling interests

Noncontrolling interests of $22 million as of September 30, 2021 relate to the minority ownership held by third party investors in certain of our Home Solutions businesses as a result of our Kindred at Home acquisition.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
11. INCOME TAXES
The effective income tax rate was 7.2% and 15.4% for the three and nine months ended September 30, 2021, respectively, compared to 25.2% and 29.0% for the three and nine months ended September 30, 2020, respectively, primarily due to the non-taxable gain we recognized on our previously held Kindred at Home equity method investment from our acquisition of the remaining ownership interest in the business in August 2021 and the termination of the non-deductible health insurance industry fee in 2021.

12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in millions)
Short-term debt:
Commercial paper	$795	$600
Total short-term debt	$795	$600

Long-term debt:
Senior notes:
$600 million, 3.15% due December 1, 2022	$599	$598
$400 million, 2.90% due December 15, 2022	399	398
$1.5 billion, 0.650% due August 3, 2023	1,491	—
$600 million, 3.85% due October 1, 2024	598	598
$600 million, 4.50% due April 1, 2025	596	595
$750 million, 1.350% due February 3, 2027	742	—
$600 million, 3.95% due March 15, 2027	596	596
$500 million, 3.125% due August 15, 2029	496	495
$500 million, 4.875% due April 1, 2030	495	494
$750 million, 2.150% due February 3, 2032	741	—
$250 million, 8.15% due June 15, 2038	262	262
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	740	739
$400 million, 4.80% due March 15, 2047	395	396
$500 million, 3.95% due August 15, 2049	492	493
Term loans:
Gentiva term loan, due July 2, 2025	1,928	—
Delayed draw term loan, due May 28, 2024	500	—
Total long-term debt	$11,466	$6,060
Senior Notes
Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 8.15% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
senior notes contain a change of control provision that may require us to purchase the notes under certain circumstances.
In August 2021, we issued $1.5 billion of 0.650% unsecured senior notes due August 3, 2023, $750 million of 1.350% unsecured senior notes due February 3, 2027 and $750 million of 2.150% unsecured senior notes due February 3, 2032. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of September 30, 2021 were $2.984 billion. We used the net proceeds, together with cash on hand and borrowings under our $500 million delayed draw term loan, to fund the approximately $5.8 billion purchase price of the acquisition of Kindred at Home, which included the assumption of approximately $2.1 billion of Kindred at Home’s indebtedness and is net of our existing 40% equity interest, and to pay related fees and expenses.
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

In August 2021, we borrowed $500 million under the delayed draw term loan agreement, which was used, in combination with other debt financing, to fund the approximate $5.8 billion transaction price of Kindred at Home. The term loan credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 43% as measured in accordance with the term loan credit agreement as of September 30, 2021.

We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the term loan agreement.

Gentiva Credit Agreement

Gentiva Health Services, Inc., or Gentiva, an entity within the Kindred at Home organizational structure, and certain of Gentiva’s subsidiaries are a party to a First Lien Credit Agreement, which we refer to as the Gentiva Credit Agreement. The Gentiva Credit Agreement consists of (i) a term loan facility maturing on July 2, 2025, which we refer to as the Gentiva Term Loan, and (ii) a $350 million revolving credit facility maturing on July 2, 2023, which we refer to as the Gentiva Revolver. As of the closing of the acquisition of Kindred at Home on August 17, 2021, we assumed approximately $2.1 billion of borrowings under the Gentiva Term Loan, and subsequent to the acquisition, we repaid $150 million of borrowings under the Gentiva Term Loan. No borrowings were outstanding under the Gentiva Revolver and the Gentiva Revolver was subsequently terminated on September 30, 2021.

Borrowings under the Gentiva Term Loan bear interest at a rate per annum of 175 basis points over the base rate or 275 basis points over the Eurodollar rate. The Gentiva Term Loan requires certain mandatory prepayments of a percentage of excess cash flow (as defined in the Gentiva Credit Agreement) or following certain events, including certain asset sales and casualty events, and requires quarterly amortization payments of 0.25% of the original principal amount of the term loan. The Gentiva Term Loan is not subject to any financial maintenance covenants.

The Gentiva Credit Agreement imposes certain restrictions including, but not limited to, those that restrict (with certain exceptions) Gentiva’s and its guarantor subsidiaries’ ability to incur additional indebtedness or liens, make certain investments or restricted payments (including dividends), engage in new lines of business, sell assets and engage in certain affiliate transactions. The Gentiva Credit Agreement also contains certain customary representations and warranties, covenants, events of default and acceleration provisions upon the occurrence of an

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
event of default (including a change of control). All amounts outstanding under the Gentiva Term Loan were repaid on October 29, 2021, and the Gentiva Credit Agreement was terminated.

October 2021 Term Loan Agreement

On October 29, 2021, we entered into a $2.0 billion term loan credit agreement, which we refer to as the October 2021 Term Loan Agreement, with certain lending banks and other financial institutions. Proceeds of the October 2021 Term Loan Agreement were applied to finance the repayment in full of the outstanding debt under the Gentiva Credit Agreement and for other general corporate purposes.

Loans under the October 2021 Term Loan Agreement bear interest at adjusted Term SOFR, as defined in the October 2021 Term Loan Agreement, or the base rate plus a spread. The loans under the October 2021 Term Loan Agreement will mature on the second anniversary of the closing date, October 29, 2023. The October 2021 Term Loan Agreement contains customary covenants, including a maximum debt to capitalization financial condition covenant, as well as customary events of default. The terms of the October 2021 Term Loan Agreement also include customary representations and warranties. We have other relationships, including financial advisory and banking, with some parties to the October 2021 Term Loan Agreement. The foregoing description of the October 2021 Term Loan Agreement does not purport to be complete. For an understanding of the terms and provisions of the October 2021 Term Loan Agreement, reference should be made to the copy of that agreement attached as Exhibit 10.4 to this Form 10-Q and incorporated by reference herein.

At the time of the repayment in full of the Gentiva Credit Agreement, there was $1.9 billion of outstanding debt thereunder and no prepayment penalty was due.

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

The LIBOR spread, currently 110.0 basis points under the 5-year revolving credit agreements and 115.0 basis points under the 364-day revolving credit agreement, varies depending on our credit ratings ranging from 91.0 to 140.0 basis points under the 5-year revolving credit agreement and from 93.0 to 145.0 basis points under the 364-day revolving credit agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, under the 5-year revolving credit agreement and 10.0 basis points under the 364-day revolving agreement, varies depending on our credit ratings ranging from 9.0 to 22.5 basis points under the 5-year revolving credit agreement and from 7.0 to 17.5 basis points under the 364-day revolving credit agreement.
The terms of the revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 43% as measured in accordance with the revolving credit agreements as of September 30, 2021. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $750 million in the aggregate, to a maximum of $4.75 billion, across the 5-year and 364-day revolving credit agreements.
At September 30, 2021, we had no borrowings and less than $1 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of September 30, 2021, we had $2.5 billion of remaining borrowing

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary, arms-length relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2021 was $1.1 billion, with $795 million outstanding at September 30, 2021 compared to $600 million outstanding at December 31, 2020. The outstanding commercial paper at September 30, 2021 had a weighted average annual interest rate of 0.29%.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At September 30, 2021 we had no outstanding short-term FHLB borrowings.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the nine months ended September 30, 2021, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2022 and all of our product offerings have been approved.
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
Our state-based Medicaid business, which accounted for approximately 6% of our total premiums and services revenue for the nine months ended September 30, 2021 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At September 30, 2021, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2021, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprising 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
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
As a government contractor, we may also be subject to false claims litigation, such as qui tam lawsuits brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government or related overpayments from the government, including, among other allegations, those resulting from coding and review practices under the Medicare risk adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to other allegations of nonperformance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and home solutions services, such as home health and other services and capabilities to promote wellness and advance population health, including our non-consolidating minority investment in the strategic partnership with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers. Our home solutions business now includes Kindred at Home.
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $5.0 billion and $4.4 billion for the three months ended September 30, 2021 and 2020, respectively. For the nine

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
months ended September 30, 2021 and 2020 these amounts were $12.9 billion and $11.9 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $28 million and $33 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the amount of this expense was $80 million and $94 million, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2020 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home solutions services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and nine months ended September 30, 2021 and 2020:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2021	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$14,642	$—	$—	$—	$14,642
Group Medicare Advantage	1,737	—	—	—	1,737
Medicare stand-alone PDP	541	—	—	—	541
Total Medicare	16,920	—	—	—	16,920
Fully-insured	185	1,052	—	—	1,237
Specialty	—	432	—	—	432
Medicaid and other	1,296	—	—	—	1,296
Total premiums	18,401	1,484	—	—	19,885
Services revenue:
Home solutions	—	—	374	—	374
Provider	—	—	110	—	110
ASO and other	—	198	—	—	198
Pharmacy	—	—	163	—	163
Total services revenue	—	198	647	—	845
Total external revenues	18,401	1,682	647	—	20,730
Intersegment revenues
Services	1	10	5,087	(5,098)	—
Products	—	—	2,303	(2,303)	—
Total intersegment revenues	1	10	7,390	(7,401)	—
Investment income (loss)	38	3	1	(75)	(33)
Total revenues	18,440	1,695	8,038	(7,476)	20,697
Operating expenses:
Benefits	16,207	1,282	—	(173)	17,316
Operating costs	1,669	421	7,634	(7,121)	2,603
Depreciation and amortization	108	20	46	(24)	150
Total operating expenses	17,984	1,723	7,680	(7,318)	20,069
Income (loss) from operations	456	(28)	358	(158)	628
Interest expense	—	—	—	88	88
Other income, net	—	—	—	(1,096)	(1,096)
Income (loss) before income taxes and equity in net earnings	456	(28)	358	850	1,636
Equity in net earnings	—	—	15	—	15
Segment earnings (loss)	$456	$(28)	$373	$850	$1,651
Less: noncontrolling interests	—	—	—	—	—
Segment earnings (loss) attributable to Humana	$456	$(28)	$373	$850	$1,651

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2020	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$12,949	$—	$—	$—	$12,949
Group Medicare Advantage	1,880	—	—	—	1,880
Medicare stand-alone PDP	622	—	—	—	622
Total Medicare	15,451	—	—	—	15,451
Fully-insured	177	1,169	—	602	1,948
Specialty	—	424	—	—	424
Medicaid and other	1,081	—	—	—	1,081
Total premiums	16,709	1,593	—	602	18,904
Services revenue:
Home solutions	—	—	26	—	26
Provider	—	—	81	—	81
ASO and other	4	189	—	—	193
Pharmacy	—	—	157	—	157
Total services revenue	4	189	264	—	457
Total external revenues	16,713	1,782	264	602	19,361
Intersegment revenues
Services	—	9	4,852	(4,861)	—
Products	—	—	2,013	(2,013)	—
Total intersegment revenues	—	9	6,865	(6,874)	—
Investment income	28	3	2	681	714
Total revenues	16,741	1,794	7,131	(5,591)	20,075
Operating expenses:
Benefits	14,224	1,481	—	(94)	15,611
Operating costs	1,877	452	6,871	(6,687)	2,513
Depreciation and amortization	87	21	46	(26)	128
Total operating expenses	16,188	1,954	6,917	(6,807)	18,252
Income (loss) from operations	553	(160)	214	1,216	1,823
Interest expense	—	—	—	75	75
Other income, net	—	—	—	(7)	(7)
Income (loss) before income taxes and equity in net earnings	553	(160)	214	1,148	1,755
Equity in net earnings	—	—	35	—	35
Segment earnings (loss)	$553	$(160)	$249	$1,148	$1,790
Less: noncontrolling interests	—	—	—	—	—
Segment earnings (loss) attributable to Humana	$553	$(160)	$249	$1,148	$1,790

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2021	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$44,042	$—	$—	$—	$44,042
Group Medicare Advantage	5,267	—	—	—	5,267
Medicare stand-alone PDP	1,867	—	—	—	1,867
Total Medicare	51,176	—	—	—	51,176
Fully-insured	545	3,229	—	—	3,774
Specialty	—	1,298	—	—	1,298
Medicaid and other	3,739	—	—	—	3,739
Total premiums	55,460	4,527	—	—	59,987
Services revenue:
Home solutions	—	—	423	—	423
Provider	—	—	298	—	298
ASO and other	17	582	—	—	599
Pharmacy	—	—	482	—	482
Total services revenue	17	582	1,203	—	1,802
Total external revenues	55,477	5,109	1,203	—	61,789
Intersegment revenues
Services	1	30	14,838	(14,869)	—
Products	—	—	6,716	(6,716)	—
Total intersegment revenues	1	30	21,554	(21,585)	—
Investment income	155	11	3	52	221
Total revenues	55,633	5,150	22,760	(21,533)	62,010
Operating expenses:
Benefits	48,574	3,674	—	(487)	51,761
Operating costs	4,653	1,227	21,749	(20,903)	6,726
Depreciation and amortization	320	63	127	(74)	436
Total operating expenses	53,547	4,964	21,876	(21,464)	58,923
Income (loss) from operations	2,086	186	884	(69)	3,087
Interest expense	—	—	—	235	235
Other income, net	—	—	—	(562)	(562)
Income before income taxes and equity in net earnings	2,086	186	884	258	3,414
Equity in net earnings	—	—	69	—	69
Segment earnings	$2,086	$186	$953	$258	$3,483
Less: noncontrolling interests	—	—	—	—	—
Segment earnings attributable to Humana	$2,086	$186	$953	$258	$3,483

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2020	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$38,748	$—	$—	$—	$38,748
Group Medicare Advantage	5,867	—	—	—	5,867
Medicare stand-alone PDP	2,108	—	—	—	2,108
Total Medicare	46,723	—	—	—	46,723
Fully-insured	509	3,606	—	602	4,717
Specialty	—	1,278	—	—	1,278
Medicaid and other	3,104	—	—	—	3,104
Total premiums	50,336	4,884	—	602	55,822
Services revenue:
Home solutions	—	—	80	—	80
Provider	—	—	236	—	236
ASO and other	14	576	—	—	590
Pharmacy	—	—	425	—	425
Total services revenue	14	576	741	—	1,331
Total external revenues	50,350	5,460	741	602	57,153
Intersegment revenues
Services	—	22	14,514	(14,536)	—
Products	—	—	5,900	(5,900)	—
Total intersegment revenues	—	22	20,414	(20,436)	—
Investment income	114	12	2	812	940
Total revenues	50,464	5,494	21,157	(19,022)	58,093
Operating expenses:
Benefits	41,939	3,886	—	(410)	45,415
Operating costs	5,047	1,316	20,274	(19,653)	6,984
Depreciation and amortization	251	60	135	(84)	362
Total operating expenses	47,237	5,262	20,409	(20,147)	52,761
Income from operations	3,227	232	748	1,125	5,332
Interest expense	—	—	—	211	211
Other expense, net	—	—	—	63	63
Income before income taxes and equity in net earnings	3,227	232	748	851	5,058
Equity in net earnings	—	—	68	—	68
Segment earnings	$3,227	$232	$816	$851	$5,126
Less: noncontrolling interests	—	—	—	—	—
Segment earnings attributable to Humana	$3,227	$232	$816	$851	$5,126

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
Kindred at Home Acquisition
On August 17, 2021, we acquired the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds, or the Sponsors, for an enterprise value of $8.2 billion, which includes our equity value of $2.4 billion associated with our 40% minority ownership interest. The remeasurement to fair value of our previously held 40% equity method investment with a carrying value of approximately $1.3 billion, resulted in a $1.1 billion gain recognized in "Other (income) expense, net". KAH has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. We paid the approximate $5.8 billion transaction price (net of our existing equity stake) through a combination of debt financing, the assumption of existing KAH indebtedness and parent company cash.

COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, non-essential care from a reduction in non-COVID-19 hospital admissions and lower overall healthcare system consumption decreased utilization. Likewise COVID-19 treatment and testing cost increased utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, is significantly affecting our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans.

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes services offered to our health plan members as well as to third parties, including pharmacy solutions, provider services, and home solutions services, such as home health and other services and capabilities to promote wellness and advance population health, including our non-consolidating minority investment in the strategic partnership with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers. Our home solutions business now includes Kindred at Home.
The results of each segment are measured by segment earnings, and for our Healthcare Services Segment, also include equity in net earnings from our equity method investees. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home solutions services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
2021 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2021, approximately 2,979,800 members, or 68%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,605,900 members, or 66%, at September 30, 2020. Medicare Advantage and dual demonstration program membership enrolled in a Humana care management program was 963,500 at September 30, 2021, an increase of 5.0% from 917,200 at September 30, 2020. These members may not be unique to each program since members have the ability to enroll in multiple programs. The increase is primarily driven by growth in Special Needs Plans, or SNP, membership, partially offset by improved predictive modeling leading to a reduction in members being managed by legacy care management programs.
•Net income was $1.5 billion, or $11.84 per diluted common share, and $1.3 billion, or $10.05, for the three months ended September 30, 2021, and 2020, respectively. Net income was $2.9 billion, or $22.77 per diluted common share, and $3.6 billion, or $27.37 per diluted common share for the nine months ended September 30, 2021, and 2020, respectively. These comparisons were significantly impacted by the gain on our equity method investment in Kindred at Home upon completion of our acquisition of the business, put/call valuation adjustments associated with certain equity method investments, the change in the fair value of publicly-traded equity securities, transaction and integration costs associated with the Kindred at Home acquisition, and the receipt of unpaid risk corridor payments in the third quarter of 2020 that were previously written off. The put/call valuation adjustments included the impact of the termination of the put/call agreement related to Kindred at Home as a result of the transaction announced on April 27, 2021. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2021 quarter and period.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Consolidated income before income taxes and equity in net earnings:
Gain on Kindred at Home equity method investment	$1,129	$—	$1,129	$—
Change in the fair value of publicly-traded equity securities	(174)	643	(197)	$643
Receipt of commercial risk corridor receivables previously written off, net	—	578	—	578
Put/call valuation adjustments	(33)	7	(567)	(63)
Transaction and integration costs associated with Kindred at Home acquisition	(71)	—	(93)	—
Total	$851	$1,228	$272	$1,158

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Diluted earnings per common share:
Gain on Kindred at Home equity method investment	$8.74	$—	$8.73	$—
Change in the fair value of publicly-traded equity securities	(1.04)	3.72	(1.18)	3.73
Receipt of commercial risk corridor receivables previously written off, net	—	3.35	—	3.35
Put/call valuation adjustments	(0.20)	0.03	(3.38)	(0.37)
Transaction and integration costs associated with Kindred at Home acquisition	(0.39)	—	(0.52)	—
Total	$7.11	$7.10	$3.65	$6.71

Excluding these adjustments, comparisons of our results of operations were materially impacted by the significant, temporary deferral of care in 2020 resulting from stay-at-home orders, physical distancing measures, and other restrictions implemented to reduce the spread of COVID-19, as well as the impact of COVID-19 testing and treatment costs, which on a net basis significantly and favorably impacted the 2020 results, in particular to the second quarter of 2020, when compared to the 2021 period results. In addition, the third quarter of 2021 reflects the impact of lower COVID-19 related administrative costs in 2021 compared to 2020. Administrative costs in 2020 included costs associated with personal protective equipment, member response effort, the build-out of infrastructure necessary to support employees working remotely and charitable contribution cost to support the communities served by us.

In addition, our results of operations for 2021 were favorably impacted by individual Medicare Advantage and state-based contract membership growth and improved operating performance in our Healthcare Services segment, including the consolidation of Kindred at Home operations upon completion of the acquisition of the remaining 60% interest in Kindred at Home in August 2021. Further, 2021 was also favorably impacted by the lower tax rate resulting from the termination of the non-deductible health insurance industry fee in 2021, as well as a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases.

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
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home solutions services, to our Retail and Group and Specialty segment customers and are described in Note 14 to the condensed consolidated financial statements included in this report.

Comparison of Results of Operations for 2021 and 2020
The following discussion primarily deals with our results of operations for the three months ended September 30, 2021, or the 2021 quarter, and the three months ended September 30, 2020, or the 2020 quarter, the nine months ended September 30, 2021, or the 2021 period, and the nine months ended September 30, 2020, or the 2020 period.

Consolidated

	For the three months ended September 30,		Change
	2021	2020	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$18,401	$16,709	$1,692	10.1%
Group and Specialty	1,484	1,593	(109)	(6.8)%
Corporate	—	602	(602)	(100.0)%
Total premiums	19,885	18,904	981	5.2%
Services:
Retail	—	4	(4)	(100.0)%
Group and Specialty	198	189	9	4.8%
Healthcare Services	647	264	383	145.1%
Total services	845	457	388	84.9%
Investment (loss) income	(33)	714	(747)	(104.6)%
Total revenues	20,697	20,075	622	3.1%
Operating expenses:
Benefits	17,316	15,611	1,705	10.9%
Operating costs	2,603	2,513	90	3.6%
Depreciation and amortization	150	128	22	17.2%
Total operating expenses	20,069	18,252	1,817	10.0%
Income from operations	628	1,823	(1,195)	(65.6)%
Interest expense	88	75	13	17.3%
Other income, net	(1,096)	(7)	1,089	15,557.1%
Income before income taxes and equity in net earnings	1,636	1,755	(119)	(6.8)%
Provision for income taxes	120	450	(330)	(73.3)%
Equity in net earnings	15	35	(20)	(57.1)%
Net income	$1,531	$1,340	$191	14.3%
Diluted earnings per common share	$11.84	$10.05	$1.79	17.8%
Benefit ratio (a)	87.1%	82.6%		4.5%
Operating cost ratio (b)	12.6%	13.0%		(0.4)%
Effective tax rate	7.2%	25.2%		(18.0)%

	For the nine months ended September 30,		Change
	2021	2020	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$55,460	$50,336	$5,124	10.2%
Group and Specialty	4,527	4,884	(357)	(7.3)%
Corporate	—	602	(602)	(100.0)%
Total premiums	59,987	55,822	4,165	7.5%
Services:
Retail	17	14	3	21.4%
Group and Specialty	582	576	6	1.0%
Healthcare Services	1,203	741	462	62.3%
Total services	1,802	1,331	471	35.4%
Investment income	221	940	(719)	(76.5)%
Total revenues	62,010	58,093	3,917	6.7%
Operating expenses:
Benefits	51,761	45,415	6,346	14.0%
Operating costs	6,726	6,984	(258)	(3.7)%
Depreciation and amortization	436	362	74	20.4%
Total operating expenses	58,923	52,761	6,162	11.7%
Income from operations	3,087	5,332	(2,245)	(42.1)%
Interest expense	235	211	24	11.4%
Other (income) expense, net	(562)	63	625	992.1%
Income before income taxes and equity in net earnings	3,414	5,058	(1,644)	(32.5)%
Provision for income taxes	536	1,485	(949)	(63.9)%
Equity in net earnings	69	68	1	1.5%
Net income	$2,947	$3,641	$(694)	(19.1)%
Diluted earnings per common share	$22.77	$27.37	$(4.60)	(16.8)%
Benefit ratio (a)	86.3%	81.4%		4.9%
Operating cost ratio (b)	10.9%	12.2%		(1.3)%
Effective tax rate	15.4%	29.0%		(13.6)%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue
Consolidated premiums increased $1.0 billion, or 5.2%, from $18.9 billion in the 2020 quarter to $19.9 billion in the 2021 quarter and increased $4.2 billion, or 7.5%, from $55.8 billion in the 2020 period to $60.0 billion in the 2021 period. These increases were primarily due to individual Medicare Advantage and state-based contracts membership growth, as well as higher per member individual Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, net of Medicare Risk Adjustment, or MRA, headwinds resulting from COVID-19 related utilization disruption in 2020. These increases were partially offset by declining stand-alone PDP, group commercial medical, and group Medicare Advantage membership. The comparison was further impacted by 2020 quarter impact of the receipt of commercial risk corridor receivables that were previously written off.
Services Revenue
Consolidated services revenue increased $388 million, or 84.9%, from $457 million in the 2020 quarter to $845 million in the 2021 quarter and increased $471 million, or 35.4%, from $1.3 billion in the 2020 period to $1.8 billion in the 2021 period. These increases were primarily due to higher home solutions revenues associated with our Kindred at Home acquisition.
Investment Income
Investment income decreased $747 million, or 104.6%, from $714 million in the 2020 quarter to a $33 million loss in the 2021 quarter. Investment income decreased $719 million, or 76.5%, from $940 million in the 2020 period to $221 million in the 2021 period. The decline in both the quarter and period primarily reflects a significant decrease in the fair value of our common stock investments.
Benefit Expense
Consolidated benefits expense increased $1.7 billion, or 10.9%, from $15.6 billion in the 2020 quarter to $17.3 billion in the 2021 quarter and increased $6.3 billion, or 14.0%, from $45.4 billion in the 2020 period to $51.8 billion in the 2021 period. The consolidated benefit ratio increased 450 basis points from 82.6% for the 2020 quarter to 87.1% for the 2021 quarter and increased 490 basis points from 81.4% for the 2020 period to 86.3% for the 2021 period. These increases reflect the 2020 quarter impact of the receipt of commercial risk corridor receivables that were previously written off, the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products, COVID-19 impacts, including the impact of the deferral of non-essential care, net of COVID-19 treatment and testing costs and our pandemic relief efforts in 2020, as well as 2021 MRA headwinds resulting from this COVID-19 related utilization disruption in 2020, and the impact in 2021 associated with the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development in 2021.

The higher favorable prior-period medical claims reserve development was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time. The suspension during 2020 was intended to provide financial and administrative relief for provider facing unprecedented strain as a result of the COVID-19 pandemic. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 20 basis points in the 2021 quarter whereas the favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 20 basis points in the 2020 quarter. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 130 basis points in the 2021 period versus approximately 50 basis points in the 2020 period.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $90 million, or 3.6%, from $2.5 billion in the 2020 quarter to $2.6 billion in the 2021 quarter and decreased $258 million, or 3.7%, from $7.0 billion in the 2020 period to $6.7 billion in the 2021 period. The consolidated operating cost ratio decreased 40 basis points from 13.0% for the 2020 quarter to 12.6% for the 2021 quarter and decreased 130 basis points from 12.2% for the 2020 period to 10.9% for the 2021 period. These ratio decreases were primarily due to the termination of the non-deductible health insurance industry fee in 2021, lower COVID-19 related administrative costs in 2021 compared to 2020. Administrative costs in 2020 included costs associated with personal protective equipment, member response efforts, and the build-out of infrastructure necessary to support employees working remotely. These decreases were further impacted by scale efficiencies associated with growth in our Medicare Advantage membership and operating cost efficiencies in 2021 from previously implemented productivity initiatives. These factors were partially offset by the impact of Kindred at Home operations as the business has a significantly higher operating cost ratio than our historical consolidated operating cost ratio, continued strategic investments made to position us for long-term success, transaction and integration costs associated with the Kindred at Home transaction, and the 2020 quarter receipt of the commercial risk corridor receivables that were previously written off. The period decrease was further impacted by a $200 million contribution to the Humana Foundation in the first half of 2020 to support communities served by the company, particularly those with social and health disparities. The non-deductible health insurance industry fee impacted the operating cost ratio by 150 basis points in the 2020 quarter and period.
Depreciation and Amortization
Depreciation and amortization increased $22 million, or 17.2%, from $128 million in the 2020 quarter to $150 million in the 2021 quarter and increased $74 million, or 20.4%, from $362 million in the 2020 period to $436 million in the 2021 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $13 million, or 17.3%, from $75 million in the 2020 quarter to $88 million in the 2021 quarter and increased $24 million, or 11.4%, from $211 million in the 2020 period to $235 million in the 2021 period from borrowings to fund the KAH acquisition.
Income Taxes
The effective income tax rate was 7.2% and 25.2% for the three months ended September 30, 2021, and 2020, respectively and was 15.4% and 29.0% for the nine months ended September 30, 2021 and 2020, respectively. The decreases were primarily due to the non-taxable gain we recognized on our previously held Kindred at Home equity method investment from our acquisition of the remaining ownership interest in the business in August 2021 and the termination of the non-deductible health insurance industry fee in 2021.

Retail Segment

	September 30,		Change
	2021	2020	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	4,397,300	3,935,100	462,200	11.7%
Group Medicare Advantage	559,800	612,000	(52,200)	(8.5)%
Medicare stand-alone PDP	3,638,400	3,892,200	(253,800)	(6.5)%
Total Retail Medicare	8,595,500	8,439,300	156,200	1.9%
State-based Medicaid and other	909,100	730,100	179,000	24.5%
Medicare Supplement	332,000	331,300	700	0.2%
Total Retail medical members	9,836,600	9,500,700	335,900	3.5%

	For the three months ended September 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$14,642	$12,949	$1,693	13.1%
Group Medicare Advantage	1,737	1,880	(143)	(7.6)%
Medicare stand-alone PDP	541	622	(81)	(13.0)%
Total Retail Medicare	16,920	15,451	1,469	9.5%
State-based Medicaid and other	1,296	1,081	215	19.9%
Medicare Supplement	185	177	8	4.5%
Total premiums	18,401	16,709	1,692	10.1%
Services	—	4	(4)	(100.0)%
Total premiums and services revenue	18,401	16,713	$1,688	10.1%
Segment earnings	$456	$553	$(97)	(17.5)%
Benefit ratio	88.1%	85.1%		3.0%
Operating cost ratio	9.1%	11.2%		(2.1)%

	For the nine months ended September 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$44,042	$38,748	$5,294	13.7%
Group Medicare Advantage	5,267	5,867	(600)	(10.2)%
Medicare stand-alone PDP	1,867	2,108	(241)	(11.4)%
Total Retail Medicare	51,176	46,723	4,453	9.5%
State-based Medicaid and other	3,739	3,104	635	20.5%
Medicare Supplement	545	509	36	7.1%
Total premiums	55,460	50,336	5,124	10.2%
Services	17	14	3	21.4%
Total premiums and services revenue	$55,477	$50,350	$5,127	10.2%
Segment earnings	$2,086	$3,227	$(1,141)	(35.4)%
Benefit ratio	87.6%	83.3%		4.3%
Operating cost ratio	8.4%	10.0%		(1.6)%

Segment Earnings
•Retail segment earnings decreased $97 million, or 17.5%, from $553 million in the 2020 quarter to $456 million in the 2021 quarter and decreased $1.1 billion, or 35.4%, from $3.2 billion in the 2020 period to $2.1 billion in the 2021 period. These decreases primarily resulted from the same factors that led to the segment's higher benefit ratio, partially offset by the segment's lower operating cost ratio as more fully described below.
Enrollment
•Individual Medicare Advantage membership increased 462,200 members, or 11.7%, from September 30, 2020 to September 30, 2021, primarily due to membership additions associated with the previous Annual Election Period, or AEP, and Open Election Period, or OEP, for Medicare beneficiaries. The membership growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, members. The OEP sales period, which ran from January 1 to March 31, 2021 added approximately 36,000 members compared to the 2020 OEP that added approximately 30,000 members. Individual Medicare Advantage membership includes 561,300 D-SNP members as of September 30, 2021, a net increase of 170,200, or 43.5%, from 391,100 as of September 30, 2020.
•Group Medicare Advantage membership decreased 52,200, or 8.5%, from September 30, 2020 to September 30, 2021, primarily due to the net loss of certain large accounts in January 2021, partially offset by continued growth in small group accounts.
•Medicare stand-alone PDP membership decreased 253,800 members, or 6.5%, from September 30, 2020 to September 30, 2021, primarily due to anticipated declines as a result of the Walmart Value plan no longer being the low cost leader in 2021.
•State-based Medicaid membership increased 179,000 members, or 24.5%, from September 30, 2020 to September 30, 2021, primarily reflecting additional enrollment as a result of the suspension of state eligibility redetermination efforts due to the currently enacted Public Health Emergency, as well as the recently completed acquisition in Wisconsin.

Premiums Revenue
•Retail segment premiums increased $1.7 billion, or 10.1%, from $16.7 billion in the 2020 quarter to $18.4 billion in the 2021 quarter and increased $5.1 billion, or 10.2%, from $50.3 billion in the 2020 period to $55.5 billion in the 2021 period. These increases were primarily due to higher premiums as a result of individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, net of MRA headwinds resulting from COVID-19 related utilization disruption in 2020. These favorable items were partially offset by the decline in membership in our stand-alone PDP and group Medicare Advantage offerings. The 2021 period was further impacted by the Medicare sequestration relief in the first quarter of 2021 that was not enacted until the second quarter of 2020.
Benefits Expense
•The Retail segment benefit ratio increased 300 basis points from 85.1% for the 2020 quarter to 88.1% for the 2021 quarter and increased 430 basis points from 83.3% for the 2020 period to 87.6% for the 2021 period. These increases were primarily due to the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, which was contemplated in the pricing and benefit design of our products, COVID-19 impacts, including the impact of the deferral of non-essential care, net of COVID-19 treatment and testing costs and our pandemic relief efforts in 2020, as well as 2021 MRA headwinds resulting from this COVD-19 related utilization disruption in 2020, as well as the impact in 2021 associated with the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development.
•The Retail segment's benefits expense for the 2021 quarter includes $54 million in favorable prior-period medical claims reserve development versus $30 million in favorable prior-period medical claims development in the 2020 quarter. For the 2021 period, the Retail segment’s benefit expense includes the beneficial effect of $673 million in favorable prior-period medical claims reserve development versus $235 million in the 2020 period. Prior-period medical claims reserve development decreased the Retail segment's benefit ratio by approximately 30 basis points in the 2021 quarter and decreased the Retail segment's benefit ratio by approximately 20 basis points in the 2020 quarter. Favorable prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 120 basis points in the 2021 period versus approximately 50 basis points in the 2020 period.
Operating Costs
•The Retail segment operating cost ratio decreased 210 basis points from 11.2% for the 2020 quarter to 9.1% for the 2021 quarter and decreased 160 basis points from 10.0% for the 2020 period to 8.4% for the 2021 period. These decreases were primarily due to the termination of the non-deductible health insurance industry fee in 2021, lower COVID-19 related administrative costs in the 2021 quarter, as previously discussed, scale efficiencies associated with growth in our individual Medicare Advantage membership, and operating cost efficiencies in the 2021 quarter driven by previously implemented productivity initiatives. These improvements were partially offset by continued strategic investments made to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 quarter and period.

Group and Specialty Segment

	September 30,		Change
	2021	2020	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	690,000	799,500	(109,500)	(13.7)%
ASO	496,500	502,100	(5,600)	(1.1)%
Military services	6,051,700	6,016,400	35,300	0.6%
Total group medical members	7,238,200	7,318,000	(79,800)	(1.1)%
Specialty membership (a)	5,313,100	5,325,600	(12,500)	(0.2)%
(a)Specialty products include dental, vision, and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended September 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,052	$1,169	$(117)	(10.0)%
Group specialty	432	424	8	1.9%
Total premiums	1,484	1,593	(109)	(6.8)%
Services	198	189	9	4.8%
Total premiums and services revenue	$1,682	$1,782	$(100)	(5.6)%
Segment loss	$(28)	$(160)	$132	82.5%
Benefit ratio	86.4%	93.0%		(6.6)%
Operating cost ratio	24.9%	25.2%		(0.3)%

	For the nine months ended September 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$3,229	$3,606	$(377)	(10.5)%
Group specialty	1,298	1,278	20	1.6%
Total premiums	4,527	4,884	(357)	(7.3)%
Services	582	576	6	1.0%
Total premiums and services revenue	$5,109	$5,460	$(351)	(6.4)%
Segment earnings	$186	$232	$(46)	(19.8)%
Benefit ratio	81.2%	79.6%		1.6%
Operating cost ratio	23.9%	24.0%		(0.1)%

Segment Earnings
•Group and Specialty segment losses decreased $132 million, or 82.5%, from a $160 million loss in the 2020 quarter to a $28 million loss in the 2021 quarter. The quarter over quarter improvement reflects the segments lower benefit and operating ratios as more fully described below. Segment earnings decreased $46 million, or 19.8%, from $232 million in the 2020 period to $186 million in the 2021 period. The period over period decline reflects the same factors that resulted in a higher benefit ratio, partially offset by a decreased operating cost ratio, as more fully described below.
Enrollment
•Fully-insured commercial group medical membership decreased 109,500 members, or 13.7%, from September 30, 2020 to September 30, 2021 reflecting lower small group quoting activity and sales attributable to depressed economic activity from the COVID-19 pandemic, partially offset by higher retention of existing customers, particularly in larger groups. The portion of group fully-insured commercial medical membership in small group accounts was approximately 51% at September 30, 2021 and 56% at September 30, 2020.
•Group ASO commercial medical membership decreased 5,600 members, or 1.1%, from September 30, 2020 to September 30, 2021. Small group membership comprised 44% of group ASO medical membership at September 30, 2021 and 45% at September 30, 2020. The membership change reflects intensified competition for small group accounts, partially offset by strong retention among large group accounts.
•Military services membership increased 35,300 members, or 0.6%, from September 30, 2020 to September 30, 2021. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 12,500 members, or 0.2%, from September 30, 2020 to September 30, 2021 due primarily to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership described above. The decrease also reflects the impact of the economic downturn driven by the COVID-19 pandemic.
Premiums Revenue
•Group and Specialty segment premiums decreased $109 million, or 6.8%, from $1.6 billion in the 2020 quarter to $1.5 billion in the 2021 quarter and decreased $357 million, or 7.3%, from $4.9 billion in the 2020 period to $4.5 billion in the 2021 period. These decreases were primarily due to the decline in our fully-insured group commercial membership, partially offset by higher per member premiums across the fully-insured commercial business.
Services Revenue
•Group and Specialty segment services revenue increased $9 million, or 4.8%, from $189 million in the 2020 quarter to $198 million in the 2021 quarter and increased $6 million, or 1.0%, from $576 million in the 2020 period to $582 million in the 2021 period.
Benefits Expense
•The Group and Specialty segment benefit ratio decreased 660 basis points from 93.0% in the 2020 quarter to 86.4% in the 2021 quarter. The decrease reflects the negative impact on the 2020 quarter as a result of ongoing pandemic relief efforts, primarily surrounding initiatives to ease administrative and financial stress for providers and employers, including premium rate relief for select employer groups and the payment of monthly stipends to support dental providers. Comparisons were favorably impacted by the deliberate pricing and benefit design efforts for 2021 to increase profitability and position the commercial business for long-term success and the impact of lower specialty utilization, primarily related to dental services. These favorable comparisons were partially offset by the termination in 2021 of the non-deductible health insurance industry fee in which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products, and the impact of unfavorable prior-period medical claims reserve development in the 2021 quarter.
The Group and Specialty segment benefit ratio increased 160 basis points from 79.6% in the 2020 period to 81.2% in the 2021 period primarily due to the termination in 2021 of the non-deductible HIF which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products and the significant impact of the deferral of non-essential care, primarily in the second quarter of 2020, net of COVID-19 treatment and testing cost and our pandemic relief efforts in the 2020 period. These unfavorable factors were partially offset by the impact of higher favorable prior period development in the 2021 period and the deliberate pricing and benefit design efforts for 2021 to increase profitability and position the commercial business for long-term success.
•The Group and Specialty segment's benefits expense included $5 million in unfavorable prior-period medical claims reserve development in the 2021 quarter versus $13 million in favorable prior-period medical claims reserve development in the 2020 quarter. This prior-period medical claims reserve development increased the Group and Specialty segment benefit ratio by approximately 30 basis points in the 2021 quarter but decreased the Group Specialty segment benefit ratio by approximately 80 basis points in the 2020 quarter. The Group and Specialty segment's benefits expense included the effect of a favorable prior-period medical claims reserve development of $95 million in the 2021 period versus $43 million in the 2020 period. The favorable prior period medical claims reserve development for the 2021 period decreased the Group and Specialty segment benefit ratio by approximately 210 basis points and 90 basis points in the 2020 period.
Operating Costs
•The Group and Specialty segment operating cost ratio decreased 30 basis points from 25.2% for the 2020 quarter to 24.9% for the 2021 quarter and decreased 10 basis points from 24.0% in the 2020 period to 23.9% in the 2021 period. These decreases primarily reflect the termination of the non-deductible health insurance industry fee in 2021, lower COVID-19 related administrative costs in 2021, as previously discussed, and operating cost efficiencies driven by previously implemented productivity initiatives. These were partially offset by continued strategic investments made to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 130 basis points in the 2020 quarter and period.

Healthcare Services Segment

	For the three months ended September 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$374	$26	348	1338.5%
Pharmacy solutions	$163	$157	$6	3.8%
Provider services	110	81	29	35.8%
Total services revenues	647	264	383	145.1%
Intersegment revenues:
Home solutions	191	134	57	42.5%
Pharmacy solutions	6,569	6,158	411	6.7%
Provider services	630	573	57	9.9%
Total intersegment revenues	7,390	6,865	525	7.6%
Total services and intersegment revenues	$8,037	$7,129	$908	12.7%
Segment earnings	$373	$249	$124	49.8%
Operating cost ratio	95.0%	96.4%		(1.4)%

	For the nine months ended September 30,		Change
	2021	2020	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	423	80	343	428.8%
Pharmacy solutions	482	425	57	13.4%
Provider services	298	236	62	26.3%
Total services revenues	1,203	741	462	62.3%
Intersegment revenues:
Home solutions	452	415	37	8.9%
Pharmacy solutions	19,244	18,275	969	5.3%
Provider services	1,858	1,724	134	7.8%
Total intersegment revenues	21,554	20,414	1,140	5.6%
Total services and intersegment revenues	$22,757	$21,155	$1,602	7.6%
Segment earnings	$953	$816	$137	16.8%
Operating cost ratio	95.6%	95.8%		(0.2)%

Segment Earnings
•Healthcare Services segment earnings increased $124 million, or 49.8%, from $249 million in the 2020 quarter to $373 million in the 2021 quarter and increased $137 million, or 16.8%, from $816 million in the 2020 period to $953 million in the 2021 period primarily due to higher earnings from our Kindred at Home acquisition and the factors that drove the segment declining operating cost ratio as more fully described below.
Script Volume
•Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 130 million in the 2021 quarter, up 8.6%, versus scripts of approximately 119 million in the 2020 quarter. For the 2021 period, script volumes increased to approximately 384 million, up 8.0%, versus scripts of approximately 356 million in the 2020 period. These increases were primarily due to higher individual Medicare Advantage and state-based contracts membership, partially offset by the decline in stand-alone PDP and group Medicare Advantage membership.
Services Revenues
•Services revenues increased $383 million, or 145.1%, from $264 million in the 2020 quarter to $647 million in the 2021 quarter and increased $462 million, or 62.3%, from $741 million in the 2020 period to $1.2 billion in the 2021 period. These increases were primarily due to higher revenues associated with our Kindred at Home acquisition. The 2021 period further reflects additional pharmacy revenues associated with the acquisition of Enclara which was closed during the first quarter of 2020.
Intersegment Revenues
•Intersegment revenues increased $525 million, or 7.6%, from $6.9 billion in the 2020 quarter to $7.4 billion in the 2021 quarter and increased $1.1 billion, or 5.6%, from $20.4 billion in the 2020 period to $21.6 billion in the 2021 period. These increases were primarily due to individual Medicare Advantage and state-based contracts membership growth, as well as higher revenues associated with our provider business. These increases were partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP and group Medicare Advantage membership as previously discussed.
Operating Costs
•The Healthcare Services segment operating cost ratio decreased 140 basis points from 96.4% for the 2020 quarter to 95.0% for the 2021 quarter and decreased 20 basis points from 95.8% for the 2020 period to 95.6% for the 2021 period. These decreases primarily result from the the impact of Kindred at Home operations which have a lower operating cost ratio than other businesses within the segment, the impact on the third quarter 2020 ratio associated with COVID-19 administrative related costs, including expenses associated with additional safety measures taken for our pharmacy, provider, and home solutions teams who continued to provide services to members throughout the crisis, as well as operational improvements in our provider services business, largely related to Conviva, along with operating cost efficiencies driven by previously implemented productivity initiatives. These factors contributing to a decrease in the operating cost ratio were partially offset by increased administrative cost in the pharmacy operations as a result of incremental spend to accelerate growth within the business, additional shipping costs incurred in pharmacy operations to ensure members’ timely receipt of prescriptions, and increased utilization levels in our provider business in the 2021 quarter compared to levels in the 2020 quarter amid the COVID-19 pandemic.

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
Cash and cash equivalents decreased to approximately $4.3 billion at September 30, 2021 from $4.7 billion at December 31, 2020. The change in cash and cash equivalents for the nine months ended September 30, 2021 and 2020 is summarized as follows:

	Nine Months Ended
	2021	2020
	(in millions)
Net cash provided by operating activities	$2,358	$5,356
Net cash used in investing activities	(6,454)	(3,010)
Net cash provided by financing activities	3,727	1,585
(Decrease) increase in cash and cash equivalents	$(369)	$3,931
Cash Flow from Operating Activities
Cash flows provided by operations of $2.4 billion in the 2021 period decreased $3.0 billion from cash flows provided by operations of $5.4 billion in the 2020 period primarily due to the negative impact of working capital items and lower earnings in the 2021 period compared to the 2020 period. Our 2021 period operating cash flows were significantly impacted by changes to working capital levels, primarily as a result of prior year disruptions caused by COVID-19. These impacts include paying down claims inventory and capitation for provider surplus amounts earned in 2020 as well as additional provider support. These factors were partially offset by the favorable impact of the termination of the non-deductible HIF in 2021.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	2021 Period Change	2020 Period Change
	(in millions)
IBNR (1)	$5,973	$5,290	$683	$999
Reported claims in process (2)	1,201	816	385	539
Other benefits payable (3)	1,584	2,037	(453)	666
Total benefits payable	$8,758	$8,143	$615	$2,204
Payables from acquisition			(42)	—
Change in benefits payable per cash flow statement resulting in cash from operations			$573	$2,204
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
The increase in benefits payable in 2021 was primarily due to higher IBNR and an increase in reported claims in process partially offset by a reduction in capitation accruals. IBNR increased primarily as a result of individual Medicare Advantage membership growth partially offset by paying down claim inventories. Higher reported claims in process was a function of timing of month-end cutoff. The 2020 period was significantly impacted by higher capitation accruals as significantly lower utilization caused by COVID-19 resulted in higher surplus accruals to providers. These higher surplus accrual to providers were paid down during 2021.

The detail of total net receivables was as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	2021 Period Change	2020 Period Change
	(in millions)
Medicare	$1,182	$928	$254	$28
Commercial and other	612	122	490	47
Military services	167	160	7	13
Allowance for doubtful accounts	(82)	(72)	(10)	(9)
Total net receivables	$1,879	$1,138	$741	$79
Reconciliation to cash flow statement:
Receivables from acquisition			(447)	3
Change in receivables per cash flow statement resulting in cash from operations			$294	$82

The changes in Medicare receivables for both the 2021 period and the 2020 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter. We received the 2021 $1.3 billion mid-year settlement in July 2021. The increase in Commercial and other receivables and the allowance for doubtful accounts primarily relates to the Kindred at Home acquisition.

Cash Flow from Investing Activities
During 2021, we acquired Kindred at Home and other various health and wellness related businesses for cash consideration of approximately $4.0 billion, net of cash received.
During 2020, we acquired privately held Enclara Healthcare for cash consideration of approximately $709 million, net of cash received.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $945 million in the 2021 period and $668 million in the 2020 period.

Net purchases of investment securities were $1.6 billion in both the 2021 and 2020 periods.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $625 million in the 2021 period and claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $283 million in the 2020 period.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $20 million in the 2021 period and reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $9 million in the 2020 period.
Net proceeds from the issuance of commercial paper were $193 million in the 2021 period and $21 million in the 2020 period. The maximum principal amount outstanding at any one time during the 2021 period was $1.1 billion.
In August 2021, we issued $1,500 million of 0.650% unsecured senior notes due August 3, 2023, $750 million of 1.350% unsecured senior notes due February 3, 2027 and $750 million of 2.150% unsecured senior notes due February 3, 2032. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of September 30, 2021 were $2.984 billion.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discount and commission and offering expenses paid as of September 30, 2020 were $1,088 million.
In August 2021, we borrowed $500 million under the delayed draw term loan agreement. In March 2020, we drew $1 billion on our existing term loan commitment, which was repaid in November 2020.
As of the closing of the acquisition of Kindred at Home on August 17, 2021, we assumed approximately $2.1 billion of borrowings under the Gentiva Term Loan, and subsequent to the acquisition, we repaid $150 million of borrowings under the Gentiva Term Loan.
We acquired common shares in connection with employee stock plans for an aggregate cost of $36 million in the 2021 period and $30 million in the 2020 period.

We paid dividends to stockholders of $263 million during the 2021 period and $239 million during the 2020 period.
The remainder of the cash used in or provided by financing activities in 2021 and 2020 primarily resulted from debt issuance costs, proceeds from stock option exercises and the change in book overdraft.

Future Sources and Uses of Liquidity
Dividends
For a detailed discussion of dividends to stockholders, please refer to Note 10 to the condensed consolidated financial statements.
Stock Repurchases
For a detailed discussion of stock repurchases, please refer to Note 10 to the condensed consolidated financial statements.
Debt
For a detailed discussion of our debt, including our senior notes, term loans, credit agreements, commercial paper program, and other short-term borrowings, please refer to Note 12 to the condensed consolidated financial statements.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2021 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.2 billion at September 30, 2021 compared to $772 million at December 31, 2020. This increase primarily was due to net proceeds from the senior notes and term loans, dividends received from regulated subsidiaries, earnings in non-regulated Healthcare Services subsidiaries, and the issuance of commercial paper, partially offset by acquisitions, capital expenditures, cash dividends to shareholders, and capital contributions to certain subsidiaries. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2021, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $9.6 billion, which exceeded aggregate minimum regulatory requirements of $7.2 billion. The amount of ordinary dividends paid to our parent company was approximately $1.3 billion during the nine months ended September 30, 2021 compared to $360 million during the nine months ended September 30, 2020. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at September 30, 2021. Our net unrealized position decreased $326 million from a net unrealized gain position of $514 million at December 31, 2020 to a net unrealized gain position of $188 million at September 30, 2021. At September 30, 2021, we had gross unrealized losses of $113 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the nine months ended September 30, 2021. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.5 years as of September 30, 2021 and approximately 3.0 years as of December 31, 2020. The increase in the average duration is reflective of various portfolio management activities and the decreased holdings of cash and cash equivalents. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $632 million at September 30, 2021.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2021.
Based on our evaluation, which excluded the impact of the acquisition of Kindred at Home, or KAH, discussed below, our CEO, CFO, and our Principal Accounting Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
On August 17, 2021, we acquired the remaining 60% interest in KAH. At September 30, 2021, KAH's assets represented approximately 20% of consolidated assets. For the three and nine months ended September 30, 2021, KAH's revenues represented approximately 2% and 1% of consolidated revenues, respectively, and income before income taxes represented approximately 2% and 1% of consolidated income before income taxes, respectively. We currently exclude, and are in the process of working to incorporate, KAH in our evaluation of internal controls over financial reporting and related disclosure controls and procedures.
Other than the acquisition mentioned above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors
There have been no changes to the risk factors included in our 2020 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2021	—	$—	—	$—
August 2021	—	—	—	—
September 2021	—	—	—	—
Total	—	$—	—
(1)On December 22, 2020, we entered into separate accelerated stock repurchase agreements, ("the December 2020 ASR Agreements"), with Citibank, N.A., or Citi, and JPMorgan Chase Bank, or JPM, to repurchase $1.75 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on July 30, 2019. On December 23, 2020, in accordance with the December 2020 ASR Agreements, we made a payment of $1.75 billion ($875 million to Citi and $875 million to JPM) and received an initial delivery of 3.8 million shares of our common stock (1.9 million shares each from Citi and JPM). We recorded the payments to Citi and JPM as a reduction to stockholders’ equity, consisting of an $1.5 billion increase in treasury stock, which reflects the value of the initial 3.8 million shares received upon initial settlement, and a $262.5 million decrease in capital in excess of par value, which reflects the value of stock held back by Citi and JPM pending final settlement of the December 2020 ASR Agreements. Upon final settlement of the December 2020 ASR agreements with Citi and JPM on May 4, 2021 and May 5, 2021, respectively, we received an additional 0.3 million shares and 0.3 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $400.07 and 401.49, respectively, bringing the total shares received under the December 2020 ASR agreements to 4.4 million. In addition, upon settlement we reclassified the $262.5 million value of stock initially held back by Citi and JPM from capital in excess of par value to treasury stock. On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024. Our remaining repurchase authorization was $3 billion as of September 30, 2021.

(2)Excludes 90,000 shares repurchased in connection with employee stock plans.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
On October 29, 2021, we entered into a $2.0 billion term loan credit agreement with the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A., as Syndication Agent, PNC Capital Markets, LLC, U.S. Bank, National Association, Wells Fargo Securities, LLC, Citibank, N.A., and Truist Bank, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and JPMorgan Chase Bank, N.A., BofA Securities, Inc., PNC Capital Markets LLC, U.S. Bank, National Association, Wells Fargo Securities, LLC, Citibank, N.A., and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners (the “October 2021 Term Loan Agreement”). Proceeds of the October 2021 Term Loan Agreement were applied to finance the repayment in full of the outstanding debt under the Gentiva Credit Agreement and for other general corporate purposes.

Loans under the October 2021 Term Loan Agreement bear interest at adjusted Term SOFR, as defined in the October 2021 Term Loan Agreement, or the base rate plus a spread. The loans under the October 2021 Term Loan Agreement will mature on the second anniversary of the closing date, October 29, 2023. The October 2021 Term Loan Agreement contains customary covenants, including a maximum debt to capitalization financial condition covenant, as well as customary events of default. The terms of the October 2021 Term Loan Agreement also include customary representations and warranties. We have other relationships, including financial advisory and banking, with some parties to the October 2021 Term Loan Agreement. The foregoing description of the October 2021 Term Loan Agreement does not purport to be complete. For an understanding of the terms and provisions of the October 2021 Term Loan Agreement, reference should be made to the copy of that agreement attached as Exhibit 10.4 to this Form 10-Q and incorporated by reference herein.

At the time of the repayment in full of the Gentiva Credit Agreement, there was $1.9 billion of outstanding debt thereunder and no prepayment penalty was due.

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
10.1
Eighteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

10.2
Nineteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

10.3
Twentieth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

10.4
$2.0 Billion Term Loan Credit Agreement, dated as of October 29, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A., as Syndication Agent, PNC Capital Markets, LLC, U.S. Bank, National Association, Wells Fargo Securities, LLC, Citibank, N.A., and Truist Bank, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and JPMorgan Chase Bank, N.A., BofA Securities, Inc., PNC Capital Markets LLC, U.S. Bank, National Association, Wells Fargo Securities, LLC, Citibank, N.A., and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners.

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) the Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 3, 2021	By:	/s/ CYNTHIA H. ZIPPERLE
Cynthia H. Zipperle
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)