Form 10-K
period 2021-12-31
HUMANA INC
filed 2022-02-17
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2021 was $56,778,277,553 calculated using the average price on June 30, 2021 of $442.72 per share.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2022 was 126,633,599.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 21, 2022. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

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
As of December 31, 2021, we had approximately 17 million members in our medical benefit plans, as well as approximately 5 million members in our specialty products. During 2021, 83% of our total premiums and services revenue were derived from contracts with the federal government, including 15% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 769,100 members as of December 31, 2021.
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
This Annual Report on Form 10-K, or 2021 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2021 Form 10-K for a description of a number of factors that may adversely affect our results or business.

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

Our Products
Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, include comprehensive managed care benefits generally through a participating network of physicians, hospitals, and other providers. Preferred provider organizations, or PPOs, provide members the freedom to choose any health care provider. However PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy solutions, provider, and home solutions, as well as services and capabilities to advance population health. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Three core elements of the model are to improve the consumer experience by simplifying the interaction with us, engaging members in clinical programs, and offering assistance to providers in transitioning from a fee-for-service to a value-based arrangement. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.

Our Retail Segment Products
This segment is comprised of products sold on a retail basis to individuals including medical and supplemental benefit plans described in the discussion that follows. The following table presents our premiums and services revenue for the Retail segment by product for the year ended December 31, 2021:

	Retail Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$58,654	70.8%
Group Medicare Advantage	6,955	8.4%
Medicare stand-alone PDP	2,371	2.9%
Total Retail Medicare	67,980	82.1%
State-based Medicaid	5,109	6.2%
Medicare Supplement	731	0.9%
Total premiums	73,820	89.2%
Services	23	—%
Total premiums and services revenue	$73,843	89.2%

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
CMS uses monthly rates per person for each county to determine the fixed monthly payments per member to pay to health benefit plans. These rates are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to improve the accuracy of payment. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for members with predictably higher costs and uses principal hospital inpatient diagnoses as well as diagnosis data from ambulatory treatment settings (hospital outpatient department and physician visits) to establish the risk-adjustment payments. Under the risk-adjustment methodology, all health benefit organizations must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2021, 75% of the risk score was calculated from claims data submitted through EDS. CMS will complete the phased-in transition from RAPS to EDS by using only EDS data to calculate risk scores in 2022. For more information refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data and Item 1A. - Risk Factors.
At December 31, 2021, we provided health insurance coverage under CMS contracts to approximately 4,409,100 individual Medicare Advantage members, including approximately 769,100 members in Florida. These Florida contracts accounted for premiums revenue of approximately $11.9 billion, which represented approximately 20% of our individual Medicare Advantage premiums revenue, or 15% of our consolidated premiums and services revenue for the year ended December 31, 2021.
Our individual Medicare Advantage products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2022, and all of our product offerings filed with CMS for 2022 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data, titled “Medicare Part D.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2022, and all of our product offerings filed with CMS for 2022 have been approved.
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
State-based Medicaid Contracts
Through our state-based contracts, we serve members enrolled in Medicaid, a program funded by both the federal and state governments and administered by states to care for their most vulnerable populations. Within federal guidelines, states determine whom to cover, but general categories for traditional Medicaid programs include: children and parents receiving assistance through Temporary Assistance to Needy Families (TANF); Aged, Blind, and Disabled (ABD) individuals; and Medicaid Expansion adults. Through Medicaid Managed Long-Term Support Services (MLTSS) programs, states offer programs to deliver support services to people who receive home and community or institution-based services for long-term care.
We have contracts in multiple states to serve Medicaid-eligible members, including Florida, Kentucky, Ohio, South Carolina and Wisconsin.

We also serve members who qualify for both Medicaid and Medicare, referred to as "dual eligible", through our Medicaid, Medicare Advantage, and stand-alone prescription drug plans. As the dual eligible population represents a disproportionate share of costs, Humana is participating in varied integration models designed to improve health outcomes and reduce avoidable costs. These programs largely operate separately from traditional Medicaid programs. We currently serve dual eligible members under CMS’s dual eligible demonstration program in Illinois.
As part of our individual Medicare Advantage products, we also offer Dual-Eligible Special Needs Plans (D-SNP). In connection with offering a D-SNP in a particular state, we are required to enter into a special coordinating contract with the applicable state Medicaid agency. To meet federal requirements that took effect in 2021, states have begun to implement new D-SNP requirements to strengthen Medicaid-Medicare integration requirements for D-SNPs. Some states are also moving to support the dual eligible population by linking D-SNP participation to enrollment in a plan that also participates in a state-based Medicaid program to coordinate and integrate both Medicare and Medicaid benefits.

Our Group and Specialty Segment Products
The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision and life insurance benefits, as well as administrative services only, or ASO products as described in the discussion that follows. The following table presents our premiums and services revenue for the Group and Specialty segment by product for the year ended December 31, 2021:

	Group and Specialty Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
External Revenue:
Premiums:
Fully-insured commercial group	$4,271	5.2%
Specialty	1,731	2.1%
Total premiums	6,002	7.3%
Services	816	1.0%
Total premiums and services revenue	$6,818	8.3%
Intersegment services revenue	$40	n/a
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
Military Services
Under our TRICARE contracts with the United States Department of Defense, or DoD, we provide administrative services to arrange health care services for the dependents of active duty military personnel and for retired military personnel and their dependents. We have participated in the TRICARE program since 1996 under contracts with the DoD. Under our contracts, we provide administrative services while the federal government retains all of the risk of the cost of health benefits. Accordingly, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement. On January 1, 2018, we began to deliver services under the T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately six million TRICARE beneficiaries. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022, unless extended, and is subject to renewals on January 1 of each year during its term at the government's option.

Our Healthcare Services Segment Products
The products offered by our Healthcare Services segment are key to our integrated care delivery model. This segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The Healthcare Services segment also includes the operations of Kindred at Home (of which we recently acquired the remaining 60% ownership), as well as the company's strategic partnership with Welsh, Carson, Anderson & Stowe (WCAS) to develop and operate senior-focused, payor-agnostic, primary care centers are also included in the Healthcare Services segment. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
Our intersegment revenue is described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data. The following table presents our services revenue for the Healthcare Services segment by line of business for the year ended December 31, 2021:

	Healthcare Services Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenue:
Home solutions	$691	n/a
Pharmacy solutions	25,855	n/a
Provider services	2,476	n/a
Total intersegment revenue	$29,022
External services revenue:
Home solutions	$1,166	1.4%
Pharmacy solutions	637	0.8%
Provider services	413	0.5%
Total external services revenue	$2,216	2.7%
n/a – not applicable
Pharmacy solutions
Humana Pharmacy Solutions®, or HPS, manages traditional prescription drug coverage for both individuals and employer groups in addition to providing a broad array of pharmacy solutions. HPS also operates prescription mail order services for brand, generic, and specialty drugs and diabetic supplies through Humana Pharmacy, Inc.

Provider services
We operate full-service, multi-specialty medical centers in a number of states, including Georgia, Florida, Kansas, Louisiana, Missouri, Nevada, North Carolina, South Carolina, and Texas, staffed by primary care providers and medical specialists with a primary focus on the senior population under our Primary Care Organization, or PCO. PCO operates these clinics primarily under the Conviva and CenterWell brands. Our primary care subsidiaries operate our medical center business through both employed physicians and care providers, and through third party management service organizations with whom we contract to arrange for and manage certain clinical services. PCO currently operates 206 primary care clinics and employs or contracts with 1,001 primary care providers, serving approximately 352,800 patients, primarily under risk sharing arrangements with Humana Medicare Advantage health plans, third party Medicare Advantage health plans and CMS administered risk sharing arrangements for Original Medicare.

PCO also operates a Medical Services Organization, or MSO, through Conviva that coordinates medical care for Medicare Advantage beneficiaries in Florida and Texas. This MSO provides resources in care coordination, financial risk management, clinical integration and patient engagement that help physicians improve the patient experience as well as care outcomes. Conviva’s MSO collaborates with physicians, medical groups and integrated delivery systems to successfully transition to value-based care by engaging, partnering and offering practical services and solutions.

In the first quarter of 2020, our Primary Care Organization entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. As of December 31, 2021, there were 31 primary care clinics operating under the partnership and we intend to open an additional 36 in future periods under the existing arrangement. See Note 4 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data.

Home solutions
Via in-home care, telephonic health counseling/coaching, and remote monitoring, we are actively involved in the care management of our customers with the greatest needs. Now included in our Home solutions business is Kindred at Home, or KAH, which we fully acquired on August 17, 2021. KAH is the nation’s largest home health and hospice provider and has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. The KAH acquisition reflects our continued commitment to investing in home-based clinical solutions. When combined with KAH, our Home solutions geographic scale and clinical breadth provides the opportunity to offer care beyond our members. Fully integrating KAH's home health operations into our Home solutions business will allow us to accelerate clinical innovation and roll out a value-based operating model at scale, more closely aligning incentives to focus on improving patient outcomes and reducing the total cost of care. This is critical to deploying a value-based, advanced home health model at scale that makes it easier for patients and providers to benefit from our full continuum of home-based capabilities, leveraging the best channel to deliver the right care needed at the right time.
Hospice care is an important offering in the full continuum of care we intend to offer patients. However, we have been successful in delivering the desired patient experience and outcomes through partnership models, including through participation in the CMS hospice Value-Based Insurance Design, or VBID, model. As such, we continue to explore various alternatives for the long-term ownership structure of our Hospice business as part of our strategic investment. There is no assurance about the timing and certainty of any such transaction.
Also included in our Home solutions business are the operations of Humana At Home, Inc., or Humana At Home®. As chronic-care managers for seniors, we provide innovative and holistic care coordination services for individuals living with multiple chronic conditions, individuals with disabilities, fragile and aging-in-place members and their care givers. The clinical support provided by Humana At Home is designed to improve health outcomes and result in a higher number of days members can spend at their homes instead of in an acute care facility. Our care management programs include member enrollment in D-SNP plans, which are a large and growing part of our care management activities at Humana. Through these programs, care managers collaborate with physicians and other healthcare professionals to help patients manage their healthcare needs while addressing their physical, behavioral, cognitive, social and financial needs. We believe these initiatives lead to better health outcomes for our members and lower health care costs.
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
For a detailed discussion of the KAH acquisition, please refer to Note 3 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Membership
The following table summarizes total medical membership in our Retail and Group and Specialty Segments at December 31, 2021, by market and product:

	Retail Segment					Group and Specialty Segment
	(in thousands)
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts and Other	Fully- insured commercial Group	ASO	Military services	Total	Percent of Total
Florida	769.1	7.4	162.0	17.9	704.5	121.3	37.3	—	1,819.5	10.7%
Texas	354.3	4.2	244.0	27.2	2.1	99.5	38.2	—	769.5	4.5%
Kentucky	115.2	70.9	162.5	8.6	168.8	85.9	138.4	—	750.3	4.4%
Georgia	255.2	2.0	96.2	10.0	—	87.9	79.0	—	530.3	3.1%
North Carolina	213.3	159.9	120.4	6.7	—	—	—	—	500.3	2.9%
California	103.9	1.0	363.5	19.4	—	—	—	—	487.8	2.9%
Illinois	154.8	27.6	139.7	7.4	17.5	20.8	38.4	—	406.2	2.4%
Ohio	181.2	20.2	101.7	37.5	—	24.0	28.2	—	392.8	2.3%
Missouri/Kansas	113.4	6.6	148.7	12.5	—	31.6	27.3	—	340.1	2.0%
Tennessee	166.8	7.3	91.5	8.3	—	33.5	22.8	—	330.2	1.9%
Louisiana	202.1	14.1	50.8	4.1	—	37.3	18.5	—	326.9	1.9%
Wisconsin	72.4	6.4	80.7	7.7	42.6	44.5	26.1	—	280.4	1.6%
Indiana	130.6	11.3	91.0	12.7	—	13.7	7.8	—	267.1	1.6%
Virginia	141.1	3.8	105.1	7.6	—	—	—	—	257.6	1.5%
Michigan	104.8	27.1	94.6	5.4	—	0.9	1.8	—	234.6	1.4%
New York	93.4	10.7	117.1	8.5	—	—	—	—	229.7	1.3%
Alabama	87.1	83.1	49.9	4.3	—	—	—	—	224.4	1.3%
Pennsylvania	88.6	5.2	119.9	6.1	—	—	—	—	219.8	1.3%
Arizona	111.9	0.3	71.4	9.0	—	14.6	7.0	—	214.2	1.3%
Military services	—	—	—	—	—	—	—	6,049.0	6,049.0	35.4%
Others	949.9	91.5	1,195.5	111.0	4.6	59.1	24.7	—	2,436.3	14.3%
Totals	4,409.1	560.6	3,606.2	331.9	940.1	674.6	495.5	6,049.0	17,067.0	100.0%

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
At December 31, 2021, approximately 1,654,000 members, or 9.7% of our medical membership, were covered under risk-based contracts, which provide all member benefits, including 1,427,100 individual Medicare Advantage members, or 32.4% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and measure the financial performance of our capitated providers and require guarantees in certain instances. However, we delegated claim processing functions under capitation arrangements covering approximately 247,200 HMO members, including 241,700 individual Medicare Advantage members, or 16.9% of the 1,427,100 individual Medicare Advantage members covered under risk-based contracts at December 31, 2021, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $2.4 billion, or 3.5% of total benefits expense, for the year ended December 31, 2021. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

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
We maintain accreditation for certain of our health plans and/or departments from NCQA, the Accreditation Association for Ambulatory Health Care (AAAHC), and/or Utilization Review Accreditation Commission (URAC). Certain commercial businesses, such as those impacted by a third-party labor agreement or those where a request is made by the employer, may require or prefer accredited health plans.
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
At December 31, 2021, we employed approximately 1,300 sales representatives, as well as approximately 1,500 telemarketing representatives who assisted in the marketing of Medicare products, including Medicare Advantage and PDP, in our Retail segment and specialty products in our Group and Specialty segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Wal-Mart Stores, Inc., or Wal-Mart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
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

Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2021 Form 10-K.

Government Regulation
Diverse legislative and regulatory initiatives at both the federal and state levels continue to affect aspects of the nation’s health care system, including the Health Care Reform Law at the federal level and laws in certain states limiting the entry of new providers or services though a certificate of need, or CON, process.
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

For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2021 Form 10-K.

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

Human Capital Management
Our associates are essential to our success in delivering on our core strategy, and creating positive healthcare experiences for our members. We are committed to recruiting, developing, and retaining strong, diverse teams, actively promoting a culture of inclusion and diversity. As of December 31, 2021, we had approximately 95,500 associates and approximately 1,400 additional medical professionals working under management agreements primarily between us and affiliated physician-owned associations.
Our Culture
We believe that our members' experience is linked to our associates' experience and that engaged, productive associates are the key to building a healthy company, creating a caring environment that enables our associates to go above and beyond for our members, driving innovation, and allowing for fulfilling experiences that incentivize them to stay with us over the long-term. Each year, we measure our success and opportunities to advance through our annual, third-party administered Associate Experience Survey. Results of the 2021 survey showed that 91% of associates are highly engaged. To continue to build on these results, we provide the survey results to our entire associate population and encourage leaders to use the information to create open, honest action plans with their teams to further deepen our collective engagement.
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
Additional information related to our human capital can be found by referencing our Definitive Proxy Statement of the Annual Meeting of Stockholders scheduled to be held on April 21, 2022 appearing under the captions "Human Capital Management."

Information About Our Executive Officers
Set forth below are names and ages of all of our current executive officers as of February 1, 2022, their positions, and the date first elected as an executive officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	59	President and Chief Executive Officer, Director	12/11	(1)

Vishal Agrawal, M.D.	47	Chief Strategy and Corporate Development Officer	12/18	(2)

Heather M. Carroll Cox	51	Chief Digital Health and Analytics Officer	08/18	(3)

Samir M. Deshpande	57	Chief Information Officer	07/17	(4)

Susan M. Diamond	48	Chief Financial Officer	07/19	(5)

William K. Fleming, PharmD	54	Segment President, Pharmacy Solutions & Chief Corporate Affairs Officer	03/17	(6)

Timothy S. Huval	55	Chief Administrative Officer	12/12	(7)

Susan D. Schick	59	Segment President, Group and Military Business	09/21	(8)

William H. Shrank, M.D., MSHS	50	Chief Medical Officer	04/19	(9)

Joseph C. Ventura	45	Chief Legal Officer	02/19	(10)

T. Alan Wheatley	54	Segment President, Retail	03/17	(11)

Cynthia H. Zipperle	59	Senior Vice President, Chief Accounting Officer and Controller	12/14	(12)
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

(4)Mr. Deshpande currently serves as Chief Information Officer, having been elected to this position in July 2021, from his prior role as Chief Technology and Risk Officer. Before joining the Company in July 2017, Mr. Deshpande spent 17 years at Capital One in key leadership positions, most recently as Business Chief Risk Officer for the U.S. and international card business. He previously served as the Business Chief Risk Officer and Head of Enterprise Services for the Financial Services Division, responsible for Business Risk, Data Science, Data Quality, Process Excellence and Project Management. He also led marketing and analysis for the Home Loans, Auto Finance, and Credit Card businesses, with responsibilities for business strategy, credit, product and marketing.
(5)Ms. Diamond currently serves as Chief Financial Officer, having been elected to this position in June 2021, from her prior role as Segment President, Home Business. Ms. Diamond joined the Company in June 2004 and has spent the majority of her career in various leadership roles in the Medicare and Home businesses, with a particular passion and emphasis on growth and consumer segmentation strategies for the Company’s individual Medicare Advantage and Stand Alone Part D offerings. Ms. Diamond also served for two and a half years as the Enterprise Vice President of Finance, where she was responsible for enterprise planning and forecasting, trend analytics and had responsibility for each of the Company’s line of business CFOs and controllers.
(6)Dr. Fleming currently serves as Segment President, Pharmacy Solutions and Chief Corporate Affairs Officer, having been elected to this position in July 2021, from his prior role as Segment President, Clinical and Pharmacy Solutions. Prior to that, Dr. Fleming held positions of Segment President, Healthcare Services as well as President of the Company’s pharmacy business. Dr. Fleming joined the Company in 1994.
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
(8)Ms. Schick currently serves as Segment President, Group and Military Business, having been elected to this position in September 2021. Ms. Schick joined the Company in February 2020 in the role of Senior Vice President, Employer Group. Before she joined the Company, Ms. Schick spent 16 years in a range of senior-level leadership roles at United Healthcare in its Medicaid and Commercial businesses.

(9)Dr. Shrank currently serves as Chief Medical Officer, having been elected to this position in July 2021, from his previous role as Chief Medical and Corporate Affairs Officer. Before joining the Company in April 2019, Dr. Shrank served as Chief Medical Officer, Insurance Services Division at the University of Pittsburgh Medical Center, from 2016-2019, where he oversaw approximately $9 billion in annual health care expenditures for approximately 3.5 million members in Medicare, Medicaid, behavioral health, Managed Long Term Social Supports and commercial lines of business. He also developed and evaluated population health programs to further advance the medical center’s mission as an integrated delivery and financing system. Prior to that, Dr. Shrank served as Senior Vice President, Chief Scientific Officer, and Chief Medical Officer of Provider Innovation at CVS Health from 2013 to 2016. Prior to joining CVS Health, Dr. Shrank served as Director, Research and Rapid-Cycle Evaluation Group, for the Center for Medicare and Medicaid Innovation, part of CMS from 2011 to 2013, where he led the evaluation of all payment and health system delivery reform programs and developed the rapid-cycle strategy to promote continuous quality improvement. Dr. Shrank began his career as a practicing physician with Brigham and Women’s Hospital in Boston and as an Assistant Professor at Harvard Medical School. His research at Harvard focused on improving the quality of prescribing and the use of chronic medications. He has published more than 200 papers on these topics.
(10)Mr. Ventura currently serves as Chief Legal Officer. He joined the Company in January 2009 and since then has held various positions of increasing responsibility in the Company's Law Department, including most recently, Senior Vice President, Associate General Counsel & Corporate Secretary from July 2017 until February 2019.
(11)Mr. Wheatley currently serves as Segment President, Retail, having held this position since March 2017. During his long-tenured career with the Company, Mr. Wheatley has served in a number of key leadership roles, including Vice President of Medicare Service Operations and President of the East Region, one of the Company’s key Medicare geographies.
(12)Ms. Zipperle currently serves as Senior Vice President, Chief Accounting Officer and Controller, having held this position since December 2014. Ms. Zipperle previously served as the Vice President - Finance from January 2013 until election to her current role, and as the Assistant Controller from January 1998 until January 2013.
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
•increased use of medical facilities and services, and the increased cost of such services;
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
•catastrophes, including acts of terrorism, public health emergencies, epidemics or pandemics (such as the spread of COVID-19 or natural disasters (such as hurricanes and earthquakes) which could occur more frequently or with more intense effects as a result of the impact of global climate change;
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
The policies and decisions of the federal and state governments regarding the Medicare Advantage and Prescription Drug Plans, military and Medicaid programs in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the premiums or other revenues to us under the programs, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, health care services, and other costs associated with these programs. Legislative or regulatory actions, such as changes to the programs in which we participate, those resulting in a reduction in premium payments to us, an increase in our cost of administrative and health care services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows.
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
Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, and to timely and accurately report our financial results depends significantly on the integrity of the data in our information systems. These systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop and integrate new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences, and even with such resources there is no assurance that we will be able to do so. If the information we rely upon to run our businesses was found to be inaccurate or unreliable or if we fail to improve service levels or maintain effectively our information systems and data integrity, we could have operational disruptions, problems in determining medical cost estimates and establishing appropriate pricing, customer and health care provider disputes, regulatory or other legal problems, difficulty preventing and detecting fraud, have increases in operating expenses, loss of existing customers, difficulty in attracting new customers, or other adverse consequences, each of which may result in a material adverse effect on our results of operations, financial position, and cash flows.
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
If we, and the third party service providers on whom we rely, are unable to defend our information technology security systems against cybersecurity attacks or prevent other privacy or data security incidents that result in security breaches that disrupt our operations or in the unintentional dissemination of sensitive personal information or proprietary or confidential information, we could be exposed to significant regulatory fines or penalties, liability or reputational damage, or experience a material adverse effect on our results of operations, financial position, and cash flows.

In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third party service providers to do the same, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party. We have been, and will likely continue to be, regular targets of attempted cybersecurity attacks and other security threats and may be subject to breaches of our information technology security systems. Although the impact of such attacks has not been material to our operations or results of operations, financial position, or cash flow through December 31, 2021, we can provide no assurance that we will be able to detect, prevent, or contain the effects of such cybersecurity attacks or other information security risks or threats in the future. A cybersecurity attack may penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions, cause shutdowns, or deploy viruses, worms, and other malicious software programs that attack our systems. A cybersecurity attack that bypasses our IT security systems, or the security of third party service providers, could materially affect us due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of our IT systems, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders.

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

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management, and offering of products and services. These include and could include in the future: claims relating to the methodologies for calculating premiums; claims relating to the denial of health care benefit payments; claims relating to the denial or rescission of insurance coverage; challenges to the use of some software products used in administering claims; claims relating to our administration of our Medicare Part D offerings; medical malpractice actions brought against our employed providers or affiliated physician-owned professional groups, based on our medical necessity decisions or brought against us on the theory that we are liable for a third-party providers' alleged malpractice; claims arising from any adverse medical consequences resulting from our recommendations about the appropriateness of providers’ proposed medical treatment plans for patients; allegations of anti-competitive and unfair business activities; provider disputes over compensation or non-acceptance or termination of provider contracts; disputes related to ASO business, including actions alleging claim administration errors; false claims litigation, such as qui tam lawsuits, brought by individuals who seek to sue on behalf of the government, alleging that we, as a government contractor, submitted false claims to the government or retained overpayments from the government, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model; claims related to the failure to disclose some business practices; claims relating to customer audits and contract performance; claims relating to dispensing of drugs associated with our in-house dispensing pharmacies; and professional liability claims arising out of the delivery of healthcare and related services to the public.

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

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 89% of our total premiums and services revenue for the year ended December 31, 2021. These programs involve various risks, as described further below.
•At December 31, 2021, under our contracts with CMS we provided health insurance coverage to approximately 769,100 individual Medicare Advantage members in Florida. These contracts accounted for approximately 15% of our total premiums and services revenue for the year ended December 31, 2021. The loss of these and other CMS contracts (which are generally renewed annually) or significant changes in the Medicare Advantage and Prescription Drug Plan programs as a result of legislative or regulatory action, including reductions in premium payments to us or increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.
•At December 31, 2021, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2021, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising 32 states and approximately six million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5 -year contract set to expire on December 31, 2022, unless extended, and is subject to renewals on January 1 of each year during its term at the government's option. The loss of the TRICARE T2017 East Region contract may have a material adverse effect on our results of operations, financial position, and cash flows.
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
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2021, 75% of the risk score was calculated from claims data submitted through EDS. CMS will complete the phased-in transition from RAPS to EDS by using only EDS data to calculate risk scores in 2022. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.

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
The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility differences with CMS. Our estimate of the settlement associated with the Medicare Part D risk corridor provisions was a net receivable of $106 million at December 31, 2021 and net receivable of $95 million at December 31, 2020.
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
Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or payment which we would have otherwise received as a low-income subsidy or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS. Further, legislative or regulatory changes to how actual prescription drug costs are reported or calculated may lower reinsurance or low-income cost subsidies paid by CMS and may have a material adverse effect on our results of operations, financial position, or cash flows.

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
Our business activities are subject to substantial government regulation. New laws or regulations, or legislative, judicial, or regulatory changes in existing laws or regulations or their manner of application could increase our cost of doing business and may have a material adverse effect on our results of operations, or cash flows.

The Health Care Reform Law and Other Current or Future Legislative, Judicial or Regulatory Changes
The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law) enacted significant reforms to various aspects of the

U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee, which is not deductible for income tax purposes and significantly increases our effective tax rate, was in effect for calendar year 2020 and permanently repealed beginning in calendar year 2021.
It is reasonably possible that the Health Care Reform Law and related regulations, as well as other current or future legislative (including the Families First Coronavirus Response Act (the “Families First Act”), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other legislative or regulatory action taken in response to COVID-19), judicial or regulatory changes, including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage business profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, increases in regulation of our prescription drug benefit businesses, or changes to the Part D prescription drug benefit design may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

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

State Regulation of our Products and Services
Laws in each of the states (and Puerto Rico) in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations including: capital adequacy and other licensing requirements, policy language describing benefits, mandated benefits and processes, entry, withdrawal or re-entry into a state or market, rate increases, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. The HMO, PPO, and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators.
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
Certain of our healthcare services businesses require a Certificate of Need, or CON, to operate in certain states. These states restrict the entry of new providers or services and the expansion of existing providers or services in their state through a CON process, which is periodically evaluated and updated as required by applicable state law. To the extent that we require a CON or other similar approvals to expand our operations, our expansion could be adversely affected by our inability to obtain the necessary approval. To the extent laws in these CON states change, including the elimination of the CON requirement, the intangible value associated with these CONs may be impaired.
Any failure by us to manage acquisitions, divestitures and other significant transactions successfully may have a material adverse effect on our results of operations, financial position, and cash flows.
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, divestitures, strategic alliances, joint ventures, and outsourcing transactions and often enter into agreements relating to such transactions in order to further our business objectives. In order to pursue our acquisition strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks can be more pronounced for larger and more complicated transactions, transactions outside of our core business space, or if multiple transactions are pursued simultaneously. The failure to successfully integrate acquired entities and businesses or failure to produce results consistent with the financial model used in the analysis of our transactions may cause asset write-offs, restructuring costs or other expenses and may have a material adverse effect on our results of operations, financial position, and cash flows. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives, and we may divest or wind down such businesses. There can be no assurance that we will be able to complete any such divestiture on terms favorable to us, and the divestiture of certain businesses could result, individually or in the aggregate, in the recognition of material losses and a material adverse effect on our results of operations.

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
The success of our healthcare services businesses depends on our ability, and the ability of our affiliated physician-owned professional groups and management services organizations, to recruit, hire, acquire, contract with, and retain physicians, nurses and other medical professionals who are experienced in providing care services to older adults. The market to acquire or manage physician practices, and to employ or contract with individual physicians, nurses and other medical professionals is, and is expected to remain, highly competitive, and the performance of our healthcare services businesses may be adversely impacted if we, and our affiliated physician-owned professional groups and management services organizations, are unable to attract, maintain satisfactory relationships with, and retain physicians, nurses and other medical professionals, or if these businesses are unable to retain patients following the departure of a physician, nurses or other medical professional. In addition, our healthcare services businesses contract with competitors of our health benefits businesses, and these businesses could suffer if they are unable to maintain relationships with these companies, or fail to adequately price their contracts with these third-party payers.

We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could adversely affect our businesses, operating results and/or future performance.

Our success depends on our ability to attract, develop and retain qualified employees and executives, including those with diverse backgrounds, experiences and skill sets, to operate and expand our business. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. In addition, while we have development and succession plans in place for our key employees and executives, these plans do not guarantee the services of our key employees and executives will continue to be available to us. If we are unable to attract, develop, retain and effectively manage the development and succession plans for key employees and executives, our business, results of operations and future performance could be adversely affected.

Our pharmacy business is highly competitive and subject us to regulations and distribution and supply chain risks in addition to those we face with our core health benefits businesses.

Our in-house dispensing pharmacy business competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, internet companies and other mail-order and long-term care pharmacies.

Our pharmacy business also subjects us to extensive federal, state, and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy. Federal agencies further regulate our pharmacy operations, requiring registration with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service, or USPS, has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations. In addition, we are subject to CMS rules regarding the administration of our PDP plans and intercompany pricing between our PDP plans and our pharmacy business.

We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, including the application of state laws and regulations related to the operation of internet and mail-order pharmacies, violations of which could expose us to civil and criminal penalties, and manufacturing, distribution or other supply chain disruptions (including disruptions that occur as a result of catastrophes, including acts of terrorism, public health emergencies, epidemics or pandemics (such as the spread of COVID-19), or natural disasters (such as hurricanes and earthquakes) which could occur more frequently or with more intense effects as a result of the impacts of global climate change), each of which could impact the availability or cost of supplying of such products.

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

COVID-19 underscores certain risks we face, including those discussed above. As the COVID-19 pandemic continues, the premiums we charge may prove to be insufficient to cover the cost of health care services delivered to our members, each of which could be impacted by many factors, including the impacts that we have experienced, and may continue to experience, to our revenues due to limitations on our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, as a result of our members being unable or unwilling to see their providers due to actions taken to mitigate the spread of COVID-19; increased costs that may result from higher utilization rates of medical facilities and services and other increases in associated hospital and pharmaceutical costs; and shifts in our premium and medical claims cost trends to reflect the demographic impact of higher mortality during the COVID-19 pandemic. In addition, we are offering, and have been mandated by legislative and regulatory action (including the Families First Act and CARES Act) to provide, certain expanded benefit coverage to our members, such as waiving, or reimbursing, certain costs for COVID-19 testing, vaccinations and treatment. These measures taken by us, or governmental action, to respond to the ongoing impact of COVID-19 (including further expansion or modification of the services delivered to our members, the adoption or modification of regulatory requirements associated with those services and the costs and challenges associated with ensuring timely compliance with such requirements), and the potential for widespread testing, treatments and the distribution and administration of COVID-19 vaccines, could adversely impact our profitability.

The spread and impact of COVID-19 and additional variants, or actions taken to mitigate this spread, could have material and adverse effects on our ability to operate effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in public and private infrastructure, including communications, availability of in-person sales and marketing channels, financial services and supply chains, could materially and adversely disrupt our normal business operations. A significant subset of our and our third party providers’ employee populations are in a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal, or proprietary and/or confidential information. The continued COVID-19 pandemic has severely impacted global economic activity, including the businesses of some of our commercial customers, and caused significant volatility and negative pressure in the financial markets. In addition to disrupting our operations, these developments may adversely affect the timing of commercial customer premium collections and corresponding claim payments, the value of our investment portfolio, or future liquidity needs.

The ongoing, heightened uncertainty created by the pandemic precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19, changes to our benefit coverages, and the ongoing costs and business impacts of dealing with COVID-19, including the potential costs and impacts associated with lifting, or reimposing, restrictions on movement and economic activity, the timing and degree in resumption of demand for deferred healthcare services, the pace of administration of COVID-19 vaccines and the effectiveness of those vaccines, and related risks. The magnitude and duration of the pandemic remains uncertain, and its ultimate impact on our business, results of operations, financial position, and cash flows could be material.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our principal executive office is located in the Humana Building, 500 West Main Street, Louisville, Kentucky 40202. In addition to the headquarters in Louisville, Kentucky, we maintain other principal operating facilities used for customer service, enrollment, and/or claims processing and certain other corporate functions in Louisville, Kentucky; Green Bay, Wisconsin; Tampa, Florida; Cincinnati, Ohio; San Antonio, Texas; San Juan, Puerto Rico; Atlanta, Georgia; Mooresville, North Carolina and Austin, Texas.
We owned or leased numerous medical centers and administrative offices at December 31, 2021. The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of these medical centers, approximately 221 of these facilities are leased or subleased to our contracted providers to operate.

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
Holders of our Capital Stock
As of January 31, 2022, there were 1,804 holders of record of our common stock and 404,351 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2020 and 2021, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2020 payments
12/31/2019	1/31/2020	$0.550	$73
3/31/2020	4/24/2020	$0.625	$83
6/30/2020	7/31/2020	$0.625	$83
9/30/2020	10/30/2020	$0.625	$83
2021 payments
12/31/2020	1/29/2021	$0.625	$81
3/31/2021	4/30/2021	$0.700	$90
6/30/2021	7/30/2021	$0.700	$90
9/30/2021	10/29/2021	$0.700	$90

In October 2021, the Board declared a cash dividend of $0.70 per share payable on January 28, 2022 to stockholders of record on December 31, 2021 for an aggregate amount of $90 million. In February 2022, the Board declared a cash dividend of $0.7875 per share payable on April 29, 2022 to stockholders of record on March 31, 2022. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2021. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2015, and that dividends were reinvested when paid.

$300
$250
$200
$150
$100
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
HUM
S&P 500
Peer Group

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
HUM	$100	$123	$143	$184	$207	$236
S&P 500	$100	$122	$117	$153	$181	$233
Peer Group	$100	$126	$139	$171	$201	$251
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 2021	—	$—	—	$3,000,000,000
November 2021	—	—	—	3,000,000,000
December 2021	—	—	—	3,000,000,000
Total	—	$—	—

(1)On February 18, 2021, our Board of Directors authorized the repurchase of up to $3.0 billion of our common shares expiring on February 18, 2024, exclusive of shares repurchased in connection with employee stock plans. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or in privately-negotiated transactions, including pursuant to accelerated share repurchase agreements with investment banks, subject to certain regulatory restrictions on volume, pricing, and timing.
(2)Excludes 0.2 million shares repurchased in connection with employee stock plans.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this 2021 Form 10-K, refer to "Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations" found in our Form 10-K for the year ended December 31, 2020, that was filed with the Securities and Exchange Commission on February 18, 2021.
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
The health benefits industry relies on two key statistics to measure performance. The benefit ratio, which is computed by taking total benefits expense as a percentage of premiums revenue, represents a statistic used to measure underwriting profitability. The operating cost ratio, which is computed by taking total operating costs, excluding depreciation and amortization, as a percentage of total revenue less investment income, represents a statistic used to measure administrative spending efficiency.
Kindred at Home Acquisition
On August 17, 2021, we acquired the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital and Welsh, Carson, Anderson & Stowe, two private equity funds, for an enterprise value of $8.2 billion, which includes our equity value of $2.4 billion associated with our 40% minority ownership interest. The remeasurement to fair value of our previously held 40% equity method investment with a carrying value of approximately $1.3 billion, resulted in a $1.1 billion gain recognized in "Other (income) expense, net". KAH has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. We paid the approximate $5.8 billion transaction price (net of our existing equity stake) through a combination of debt financing, the assumption of existing KAH indebtedness and parent company cash.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, non-essential care from a reduction in non-COVID-19 hospital admissions and lower overall healthcare system consumption decreased utilization. At the same time, COVID-19 treatment and testing costs increased utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2020 and 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2020 and 2021.

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The operations of the recently acquired full ownership of Kindred at Home, as well as the company's strategic partnership with Welsh, Carson, Anderson & Stowe (WCAS) to develop and operate senior-focused, payor-agnostic, primary care centers are also included in the Healthcare Services segment.
The results of each segment are measured by income before income taxes and equity in net earnings from equity method investments, or segment earnings. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
Seasonality
COVID-19 disrupted the pattern of our quarterly earnings and operating cash flows largely due to the temporary deferral of non-essential care which resulted in reductions in non-COVID-19 hospital admissions and lower overall healthcare system utilization during higher levels of COVID-19 hospital admissions. At the same time, during periods of increased incidences of COVID-19, COVID-19 treatment and testing costs increase. Similar impacts and seasonal disruptions from either higher or lower utilization are expected to persist as we respond to and recover from the COVID-19 global health crisis.
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
Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2021, approximately 3,009,600 members, or 68%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,650,100 members, or 67%, at December 31, 2020.
•In order to create capacity to fund growth and investment in our Medicare Advantage business and further expand our Healthcare Services capability in 2023, we committed to efforts to create additional value through cost savings, productivity initiatives and value acceleration from previous investments. As a result of these initiatives, we anticipate that we may incur certain charges in 2022.

•On February 2, 2022, Centers for Medicare & Medicaid Services, or CMS, issued its preliminary 2023 Medicare Advantage and Part D payment rates and proposed policy changes, collectively, the Advance Notice. CMS has invited public comment on the Advance Notice before publishing final rate on or before April 4, 2022, or the Final Notice. In the Advance Notice, CMS estimates Medicare Advantage plans across the sector will, on average, experience a 4.48% increase in benchmark funding based on proposals included therein. As indicated by CMS, its estimate excludes the impact of fee-for-service county rebasing/re-pricing since the related impact is dependent upon finalization of certain data, which will be available with the publication of the Final Notice. Further the benchmark increase excludes MA risk score trend as individual plans’ experience will vary. Based on the company’s preliminary analysis using the same factors CMS included in its estimate, the components of which are detailed on CMS’s website, we anticipate the proposals in the Advance Notice would result in a change generally in line with CMS’s estimate. The company will be drawing upon its program expertise to provide CMS formal commentary on the impact of the Advance Notice and the related impact on Medicare beneficiaries’ quality of care and service to its members through the Medicare Advantage program.

•Net income was $2.9 billion, or $22.67 per diluted common share, and $3.4 billion, or $25.31 per diluted common share, in 2021 and 2020, respectively. This comparison was significantly impacted by the gain on our equity method investment in Kindred at Home upon completion of our acquisition of the business, put/call valuation adjustments associated with our non consolidating minority interest investments, the change in the fair value of publicly-traded equity securities, transaction and integration costs associated with the Kindred at Home acquisition, and the receipt of unpaid risk corridor payments in the third quarter of 2020 that were previously written off. The put/call valuation adjustments included the impact of the termination of the put/call agreement related to Kindred at Home as a result of the signing of the definitive agreement for the transaction on April 27, 2021. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for 2021.

	2021	2020
	(in millions)
Consolidated income before income taxes and equity in net earnings:
Gain on Kindred at Home equity method investment	$1,129	$—
Put/call valuation adjustments associated with company's non consolidating minority interest investments	(597)	(103)
Transaction and integration costs associated with Kindred at Home acquisition	(128)	—
Change in the fair value of publicly-traded equity securities	(341)	745
Receipt of commercial risk corridor receivables previously written-off	—	578
	$63	$1,220

	2021	2020
Diluted earnings per common share:
Gain on Kindred at Home equity method investment	$8.73	$—
Put/call valuation adjustments associated with company's non consolidating minority interest investments	(3.56)	(0.60)
Transaction and integration costs associated with Kindred at Home acquisition	(0.72)	—
Change in the fair value of publicly-traded equity securities	(2.03)	4.32
Receipt of commercial risk corridor receivables previously written-off	—	3.35
	$2.42	$7.07
◦Excluding these adjustments, comparisons of our results of operations were materially impacted by the significant, temporary deferral of care in 2020 resulting from stay-at-home orders, physical distancing measures, and other restrictions implemented to reduce the spread of COVID-19, as well as the impact of COVID-19 testing and treatment costs, which on a net basis significantly and favorably impacted the 2020 period results when compared to the 2021 period results. In addition, the 2021 period results reflect the impact of lower COVID-19 related administrative costs in 2021 compared to 2020. Administrative costs in 2020 included costs associated with personal protective equipment, member response effort, the build-out of infrastructure necessary to support employees working remotely and charitable contribution cost to support the communities served by us. Combined, the COVID-19 impacts described previously resulted in lower operating results in 2021 compared to 2020.
◦Partially offsetting the COVID-19 financial headwind that we experienced in 2021, our results of operations for 2021 were favorably impacted by individual Medicare Advantage and state-based contract membership growth and improved operating performance in our Healthcare Services segment, including the consolidation of Kindred at Home operations upon completion of the acquisition of the remaining 60% interest in Kindred at Home in August 2021. Further, 2021 was also favorably impacted by the lower tax rate resulting from the termination of the non-deductible health insurance industry fee in 2021, as well as a lower number of shares used to compute dilutive earnings per common share, primarily reflecting share repurchases.
Health Care Reform
The Health Care Reform Law enacted significant reforms to various aspects of the U.S. health insurance industry. Certain significant provisions of the Health Care Reform Law include, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values. In addition, the Health Care Reform Law established insurance industry assessments, including an annual health insurance industry fee. The annual health insurance industry fee, which is not deductible for income tax purposes and significantly increases our effective tax rate, was in effect for calendar year 2020 and permanently repealed beginning in calendar year 2021.
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
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home services, to our Retail and Group and Specialty segment customers and are described in Note 18 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data in this 2021 Form 10-K.

Comparison of Results of Operations for 2021 and 2020
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2021 and 2020:
Consolidated

			Change
	2021	2020	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$73,820	$67,124	$6,696	10.0%
Group and Specialty	6,002	6,460	(458)	(7.1)%
Corporate	—	602	(602)	(100.0)%
Total premiums	79,822	74,186	5,636	7.6%
Services:
Retail	23	19	4	21.1%
Group and Specialty	816	780	36	4.6%
Healthcare Services	2,216	1,016	1,200	118.1%
Total services	3,055	1,815	1,240	68.3%
Investment income	187	1,154	(967)	(83.8)%
Total revenues	83,064	77,155	5,909	7.7%
Operating expenses:
Benefits	69,199	61,628	7,571	12.3%
Operating costs	10,121	10,052	69	0.7%
Depreciation and amortization	596	489	107	21.9%
Total operating expenses	79,916	72,169	7,747	10.7%
Income from operations	3,148	4,986	(1,838)	(36.9)%
Interest expense	326	283	43	15.2%
Other (income) expense, net	(532)	103	635	616.5%
Income before income taxes and equity in net earnings	3,354	4,600	(1,246)	(27.1)%
Provision for income taxes	485	1,307	(822)	(62.9)%
Equity in net earnings	65	74	(9)	(12.2)%
Net income	$2,934	$3,367	$(433)	(12.9)%
Diluted earnings per common share	$22.67	$25.31	$(2.64)	(10.4)%
Benefit ratio (a)	86.7%	83.1%		3.6%
Operating cost ratio (b)	12.2%	13.2%		(1.0)%
Effective tax rate	14.2%	28.0%		(13.8)%
(a)Represents total benefits expense as a percentage of premiums revenue.
(b)Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue
    Consolidated premiums increased $5.6 billion, or 7.6%, from $74.2 billion in the 2020 period to $79.8 billion in the 2021 period primarily due to higher premium revenues from Medicare Advantage and state-based contracts membership growth, higher per member Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, net of Medicare Risk Adjustment (MRA) headwinds resulting from COVID-19 related utilization disruption in 2020, as well as the additional quarter impact of Medicare sequestration relief in 2021 that was not enacted until the second quarter of 2020. These increases were partially offset by declining stand-alone PDP, group commercial medical, and group Medicare Advantage membership as more fully described in the detailed segment results discussion that follows, as well as the 2020 impact of the receipt of commercial risk corridor receivables previously written off.
Services Revenue
Consolidated services revenue increased $1.2 billion, or 68.3%, from $1.8 billion in the 2020 period to $3.1 billion in the 2021 period primarily due to higher home solutions revenues associated with consolidation of Kindred at Home earnings.
Investment Income
Investment income decreased $967 million, or 83.8%, from $1.2 billion in the 2020 period to $187 million in the 2021 period primarily due to a significant decrease in the fair value of our publicly-traded equity securities investments.
Benefits Expense
Consolidated benefits expense increased $7.6 billion, or 12.3%, from $61.6 billion in the 2020 period to $69.2 billion in the 2021 period. The consolidated benefit ratio increased 360 basis points from 83.1% in the 2020 period to 86.7% in the 2021 period. These increases reflect the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products, and COVID-19 impacts, including the impact of the deferral of non-essential care, net of meaningful COVID-19 treatment and testing costs, our pandemic relief efforts in 2020, as well as 2021 MRA headwinds resulting from this COVID-19 related utilization disruption in 2020. The year over year increase further reflects the 2020 impact of the receipt of commercial risk corridor receivables that were previously written off, and the 2021 impact associated with the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development in 2021.
The higher favorable prior-period medical claims reserve development was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time impacting our claim payment patterns. The suspension during 2020 was intended to provide financial and administrative relief for providers facing unprecedented strain as a result of the COVID-19 pandemic. The favorable prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 100 basis points in the 2021 period versus approximately 40 basis points in the 2020 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.07 billion, or 0.7%, from $10.05 billion in the 2020 period to $10.12 billion in the 2021 period. The consolidated operating cost ratio decreased 100 basis points from 13.2% in the 2020 period to 12.2% in the 2021 period. The ratio decrease was primarily due to the termination of the non-deductible health insurance industry fee in 2021, as well as lower COVID-19 related administrative costs in 2021 compared to 2020. Administrative costs in 2020 included costs associated with personal protective equipment, member response efforts, and the build-out of infrastructure necessary to support employees working remotely. The decrease was further impacted by scale efficiencies associated with growth in our individual Medicare Advantage membership, operating cost efficiencies in 2021 from previously implemented productivity initiatives, as well as the impact of a $200 million contribution to the Humana Foundation in the first half of 2020 to support communities served by the Company, particularly those with social and health disparities. These factors were partially offset by the consolidation of Kindred at Home operations as the business has a significantly higher operating cost ratio than our historical consolidated operating cost ratio, continued strategic and technology modernization investments made to position us for long-term success, transaction and integration costs associated with the Kindred at Home transaction, as well as the 2020 impact of the receipt of the commercial risk corridor receivables that were previously written off. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 period.
Depreciation and Amortization
Depreciation and amortization increased $107 million, or 21.9%, from $489 million in the 2020 period to $596 million in the 2021 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $43 million, or 15.2%, from $283 million in the 2020 period to $326 million in the 2021 period from borrowings to fund the KAH acquisition.
Income Taxes
Our effective tax rate during 2021 was 14.2% compared to the effective tax rate of 28.0% in 2020. The change was primarily due to the non-taxable gain we recognized on our previously held Kindred at Home equity method investment from our acquisition of the remaining ownership interest in the business in August 2021 and the termination of the non-deductible health insurance industry fee in 2021. See Note 12 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.
Retail Segment

			Change
	2021	2020	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	4,409,100	3,962,700	446,400	11.3%
Group Medicare Advantage	560,600	613,200	(52,600)	(8.6)%
Medicare stand-alone PDP	3,606,200	3,866,700	(260,500)	(6.7)%
Total Retail Medicare	8,575,900	8,442,600	133,300	1.6%
State-based Medicaid	940,100	772,400	167,700	21.7%
Medicare Supplement	331,900	335,600	(3,700)	(1.1)%
Total Retail medical members	9,847,900	9,550,600	297,300	3.1%

			Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$58,654	$51,697	$6,957	13.5%
Group Medicare Advantage	6,955	7,774	(819)	(10.5)%
Medicare stand-alone PDP	2,371	2,742	(371)	(13.5)%
Total Retail Medicare	67,980	62,213	5,767	9.3%
State-based Medicaid	5,109	4,223	886	21.0%
Medicare Supplement	731	688	43	6.3%
Total premiums	73,820	67,124	6,696	10.0%
Services	23	19	4	21.1%
Total premiums and services revenue	$73,843	$67,143	$6,700	10.0%
Segment earnings	$1,937	$3,017	$(1,080)	(35.8)%
Benefit ratio	87.9%	84.2%		3.7%
Operating cost ratio	9.2%	11.0%		(1.8)%

Segment Earnings
•Retail segment earnings decreased $1.1 billion, or 35.8%, from $3.0 billion in the 2020 period to $1.9 billion in the 2021 period primarily due to the same factors reflecting the segment's higher benefit ratio, partially offset by the segment's lower operating cost ratio as more fully described below.
Enrollment
•Individual Medicare Advantage membership increased 446,400 members, or 11.3%, from 3,962,700 members as of December 31, 2020 to 4,409,100 members as of December 31, 2021 primarily due to membership additions associated with the previous Annual Election Period, or AEP, and Open Election Period, or OEP, for Medicare beneficiaries. The membership growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, members. The OEP sales period, which ran from January 1 to March 31, 2021 added approximately 36,000 members compared to the 2020 OEP that added approximately 30,000 members. Individual Medicare Advantage membership includes 576,100 D-SNP members as of December 31, 2021, a net increase of 170,000 members, or 42%, from 406,100 members as of December 31, 2020. For the full year 2022, we anticipate a net membership growth in our individual Medicare Advantage offerings of approximately 150,000 to 200,000 members.
•Group Medicare Advantage membership decreased 52,600 members, or 8.6%, from 613,200 members as of December 31, 2020 to 560,600 members as of December 31, 2021 primarily due to the net loss of certain large accounts in January 2021, partially offset by continued growth in small group accounts. For the full year 2022, we anticipate relatively flat membership growth.
•Medicare stand-alone PDP membership decreased 260,500 members, or 6.7%, from 3,866,700 members as of December 31, 2020 to 3,606,200 members as of December 31, 2021 primarily due to anticipated declines as a result of the Walmart Value plan no longer being the low cost leader in 2021. For the full year 2022, we anticipate a net membership decline in our Medicare stand-alone PDP offerings of approximately 125,000 members.
•State-based Medicaid membership increased 167,700 members, or 21.7%, from 772,400 members as of December 31, 2020 to 940,100 members as of December 31, 2021 primarily reflecting additional enrollment as a result of the suspension of state eligibility redetermination efforts due to the currently-enacted Public Health Emergency, as well as the recently completed acquisition of our remaining 50% ownership interest in Wisconsin health care company iCare. For the full year 2022, we anticipate a net membership decline in our state-based contracts of approximately 50,000 to 100,000 members assuming the Public Health Emergency will end in April 2022.
Premiums revenue
•Retail segment premiums increased $6.7 billion, or 10.0%, from $67.1 billion in the 2020 period to $73.8 billion in the 2021 period primarily due to higher premiums as a result of individual Medicare Advantage and state-based contracts membership growth, higher per member individual Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, net of MRA headwinds resulting from COVID-19 related utilization disruption in 2020, as well as the additional quarter impact of Medicare sequestration relief in 2021 that was not enacted until the second quarter of 2020. These favorable items were partially offset by the decline in membership in our stand-alone PDP and group Medicare Advantage offerings.
Benefits expense
•The Retail segment benefit ratio increased 370 basis points from 84.2% in the 2020 period to 87.9% in the 2021 period primarily due to the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products, COVID-19 impacts, including the impact of the deferral of non-essential care, net of meaningful COVID-19 treatment and testing costs, our pandemic relief efforts in 2020, as well as 2021 MRA headwinds resulting from this COVD-19 related utilization disruption in 2020. Also contributing to the higher benefit ratio was the 2021 impact of the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development.
•The Retail segment's benefits expense for the 2021 period includes the beneficial effect of $729 million in favorable prior-year medical claims reserve development versus $266 million in 2020. This favorable prior-year medical claims reserve development decreased the Retail segment benefit ratio by approximately 100 basis points in 2021 versus approximately 40 basis points in 2020. The higher favorable prior-period medical claims reserve development was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time impacting our claim payment patterns. The suspension during 2020 was intended to provide financial and administrative relief for providers facing unprecedented strain as a result of the COVID-19 pandemic.
Operating costs
•The Retail segment operating cost ratio decreased 180 basis points from 11.0% in the 2020 period to 9.2% in the 2021 period primarily due to the termination of the non-deductible health insurance industry fee in 2021, lower COVID-19 related administrative costs, as previously discussed, scale efficiencies associated with growth in our individual Medicare Advantage membership, as well as operating cost efficiencies driven by previously implemented productivity initiatives. These improvements were partially offset by continued strategic investments made in 2021 to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 period.

Group and Specialty Segment

			Change
	2021	2020	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	674,600	777,400	(102,800)	(13.2)%
ASO	495,500	504,900	(9,400)	(1.9)%
Military services	6,049,000	5,998,700	50,300	0.8%
Total group medical members	7,219,100	7,281,000	(61,900)	(0.9)%
Specialty membership (a)	5,294,300	5,310,300	(16,000)	(0.3)%
(a)Specialty products include dental, vision, and life insurance benefits. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

			Change
	2021	2020	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$4,271	$4,761	$(490)	(10.3)%
Specialty	1,731	1,699	32	1.9%
Total premiums	6,002	6,460	(458)	(7.1)%
Services	816	780	36	4.6%
Total premiums and services revenue	$6,818	$7,240	$(422)	(5.8)%
Segment earnings (loss)	$149	$(143)	$292	204.2%
Benefit ratio	82.5%	85.6%		(3.1)%
Operating cost ratio	24.6%	25.0%		(0.4)%

Segment Earnings
•Group and Specialty segment earnings increased $292 million, or 204.2%, from a $143 million loss in the 2020 period to $149 million of earnings in the 2021 period primarily due to the same factors reflecting the segment's lower benefit ratio and operating cost ratio as more fully described below.
Enrollment
•Fully-insured commercial group medical membership decreased 102,800 members, or 13.2%, from 777,400 members as of December 31, 2020 to 674,600 members as of December 31, 2021 reflecting lower small group quoting activity and sales attributable to depressed economic activity from the COVID-19 pandemic, partially offset by higher retention of existing customers, particularly in larger groups. The portion of group fully-insured commercial medical membership in small group accounts was approximately 50% at December 31, 2021 and 54% at December 31, 2020.
•Group ASO commercial medical membership decreased 9,400 members, or 1.9%, from 504,900 members as of December 31, 2020 to 495,500 members as of December 31, 2021. Small group membership comprised 43% of group ASO medical membership at December 31, 2021 and 45% at December 31, 2020. The membership change reflects intensified competition for small group accounts, partially offset by strong retention among large group accounts. For the full year 2022, we anticipate a net membership decline in our group commercial medical offerings, which includes fully-insured and ASO, of approximately 125,000 to 165,000 members.

•Military services membership increased 50,300 members, or 0.8%, from 5,998,700 members as of December 31, 2020 to 6,049,000 members as of December 31, 2021. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 16,000 members, or 0.3%, from 5,310,300 members as of December 31, 2020 to 5,294,300 members as of December 31, 2021 primarily due to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership described above. The decrease also reflects the impact of the economic downturn driven by the COVID-19 pandemic.
Premiums revenue
•Group and Specialty segment premiums decreased $458 million, or 7.1%, from $6.5 billion in the 2020 period to $6.0 billion in the 2021 period primarily due to the decline in our fully-insured group commercial membership, partially offset by higher per member premiums across the fully-insured commercial business.
Services revenue
•Group and Specialty segment services revenue increased $36 million, or 4.6%, from $780 million in the 2020 period to $816 million in the 2021 period primarily due to higher TRICARE services revenue partially offset by lower ASO membership described previously.
Benefits expense
•The Group and Specialty segment benefit ratio decreased 310 basis points from 85.6% in the 2020 period to 82.5% in the 2021 period. The decrease reflects the negative COVID-19 impacts in 2020 including meaningful COVID-19 treatment and testing costs along with our ongoing pandemic relief efforts, primarily surrounding initiatives to ease administrative and financial stress for providers and employers, net of the impact of the deferral of non-essential care. The comparison was further impacted by the deliberate pricing and benefit design efforts in 2021 to increase profitability and position the commercial business for long-term success, lower specialty utilization, primarily related to dental services in 2021, as well as the beneficial impact of higher favorable prior-period medical claims reserve development in the 2021 period. These favorable comparisons were partially offset by the termination in 2021 of the non-deductible health insurance industry fee in which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products.
•The Group and Specialty segment’s benefits expense includes the beneficial effect of $96 million in prior-period medical claims reserve development in 2021 versus $47 million in 2020. This favorable prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 160 basis points in 2021 versus approximately 70 basis points in 2020.
Operating costs
•The Group and Specialty segment operating cost ratio decreased 40 basis points from 25.0% in the 2020 period to 24.6% in the 2021 period primarily due to the termination of the non-deductible health insurance industry fee in 2021, lower COVID-19 related administrative costs in 2021, as previously discussed, as well as operating cost efficiencies driven by previously implemented productivity initiatives. These were partially offset by continued strategic investments made to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 130 basis points in the 2020 period.

Healthcare Services Segment

			Change
	2021	2020	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$1,166	$107	$1,059	989.7%
Pharmacy solutions	637	581	56	9.6%
Provider services	413	328	85	25.9%
Total services revenues	2,216	1,016	1,200	118.1%
Intersegment revenues:
Home solutions	691	566	125	22.1%
Pharmacy solutions	25,855	24,587	1,268	5.2%
Provider services	2,476	2,266	210	9.3%
Total intersegment revenues	29,022	27,419	1,603	5.8%
Total services and intersegment revenues	$31,238	28,435	2,803	9.9%
Segment earnings	$1,329	$944	$385	40.8%
Operating cost ratio	95.4%	96.3%		(0.9)%
Segment Earnings
•Healthcare Services segment earnings increased $385 million, or 40.8%, from $944 million in the 2020 period to $1.3 billion in the 2021 period primarily due to consolidation of Kindred at Home earnings, individual Medicare Advantage and state-based contracts membership growth leading to higher pharmacy revenues, higher revenues associated with growth in the company's provider business, as well as the factors that drove the segment declining operating cost ratio as more fully described below.
Script Volume
•Humana Pharmacy Solutions® script volumes for the Retail and Group and Specialty segment membership increased to approximately 515 million in 2021, up 7.7% versus scripts of approximately 478 million in 2020 primarily due to growth in Medicare Advantage Prescription Drug and state-based contracts membership, partially offset by the decline in stand-alone PDP membership.
Services revenue
•Services revenues increased $1.2 billion, or 118.1%, from $1.0 billion in the 2020 period to $2.2 billion in the 2021 period primarily due to consolidation of Kindred at Home earnings. The 2021 period further reflects higher revenue from growth in the number of primary care clinics serving third party payors, and additional pharmacy revenues associated with the acquisition of Enclara which was closed during the first quarter of 2020.
Intersegment revenues
•Intersegment revenues increased $1.6 billion, or 5.8%, from $27.4 billion in the 2020 period to $29.0 billion in the 2021 period primarily due to individual Medicare Advantage and state-based contracts membership growth, as well as higher revenues associated with our provider business. These increases were partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP and group Medicare Advantage membership as previously discussed.

Operating costs
•The Healthcare Services segment operating cost ratio decreased 90 basis points from 96.3% in the 2020 period to 95.4% in the 2021 period primarily due to consolidation of Kindred at Home operations which have a lower operating cost ratio than other businesses within the segment, the 2020 impact associated with COVID-19 administrative related costs, including expenses associated with additional safety measures taken for our pharmacy, provider, and home solutions teams who continued to provide services to members throughout the crisis, as well as operational improvements in our provider services business, largely related to Conviva, along with operating cost efficiencies driven by previously implemented productivity initiatives in 2021. The decrease further reflects the impact of additional investments in the segment's provider business during 2020 related to marketing and AEP initiatives. These decreases were partially offset by increased administrative costs in the pharmacy operations as a result of incremental spend to accelerate growth within the business, increased utilization levels in our provider business in 2021 compared to levels in 2020 amid the COVID-19 pandemic, as well as increased pharmacy labor-related overtime costs due to weather disruptions occurring in the first quarter of 2021.

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
For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2021 Form 10-K.
Cash and cash equivalents decreased to $3.4 billion at December 31, 2021 from $4.7 billion at December 31, 2020. The change in cash and cash equivalents for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	2021	2020	2019
	(in millions)
Net cash provided by operating activities	$2,262	$5,639	$5,284
Net cash used in investing activities	(6,556)	(3,065)	(1,278)
Net cash provided by (used in) financing activities	3,015	(1,955)	(2,295)
(Decrease) increase in cash and cash equivalents	$(1,279)	$619	$1,711

Cash Flow from Operating Activities
Cash flows provided by operations of $2.3 billion in the 2021 period decreased $3.4 billion from cash flows provided by operations of $5.6 billion in the 2020 period primarily due to the negative impact of working capital items and lower earnings in the 2021 period compared to the 2020 period. Our 2021 period operating cash flows were significantly impacted by changes to working capital levels, primarily as a result of prior year disruptions caused by COVID-19. These impacts include paying down claims inventory and capitation for provider surplus amounts earned in 2020 as well as additional provider support.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at December 31, 2021, 2020 and 2019:

				Change	Change
	2021	2020	2019	2021	2020
	(in millions)
IBNR (1)	$5,695	$5,290	$4,150	$405	$1,140
Reported claims in process (2)	907	816	628	91	188
Other benefits payable (3)	1,687	2,037	1,226	(350)	811
Total benefits payable	$8,289	$8,143	$6,004	146	2,139
Reconciliation to cash flow statement:
Change in payables from acquisition of business				(42)	—
Changes in benefits payable per cash flow statement resulting in cash from operations				$104	$2,139
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

The detail of total net receivables was as follows at December 31, 2021, 2020 and 2019:

				Change	Change
	2021	2020	2019	2021	2020
	(in millions)
Medicare	$1,214	$928	$835	$286	$93
Commercial and other	579	122	162	457	(40)
Military services	104	160	128	(56)	32
Allowance for doubtful accounts	(83)	(72)	(69)	(11)	(3)
Total net receivables	$1,814	$1,138	$1,056	676	82
Reconciliation to cash flow statement:
Change in receivables from (acquisition) disposition of business				(396)	3
Change in receivables per cash flow statement resulting in cash used by operations				$280	$85
The changes in Medicare receivables for both the 2021 period and the 2020 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. The increase in Commercial and other receivables in 2021 primarily relates to the Kindred at Home acquisition.

Cash Flow from Investing Activities
During 2021, we acquired Kindred at Home and other primary care businesses for cash consideration of approximately $4.2 billion, net of cash received.
During 2020, we acquired Enclara Healthcare, a hospice, pharmacy and benefit provider, for cash consideration of approximately $709 million, net of cash received.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $1.3 billion, $964 million and $736 million in the 2021, 2020 and 2019 periods, respectively.

Net purchases of investment securities were $1.1 billion, $1.4 billion, $542 million in the 2021, 2020 and 2019 periods, respectively.
Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $261 million, $938 million and $560 million in the 2021, 2020 and 2019 periods, respectively. Our net receivable from CMS for subsidies and brand name prescription drug discounts was $1.4 billion at December 31, 2021 compared to a net receivable of $1.2 billion at December 31, 2020.
Under our administrative services only TRICARE contract, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $45 million, $1 million and $63 million in the 2021, 2020 and 2019 periods, respectively.

In August 2021, we issued $1.5 billion of 0.650% unsecured senior notes due August 3, 2023, $750 million of 1.350% unsecured senior notes due February 3, 2027 and $750 million of 2.150% unsecured senior notes due February 3, 2032. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $2,984 million.
As of the closing of the acquisition of Kindred at Home in August 2021, we assumed approximately $2.1 billion of borrowings, and subsequently repaid $150 million of borrowings. In October 2021, we entered into a $2.0 billion term loan agreement and applied the proceeds to finance the repayment in full of the outstanding assumed Kindred at Home debt.

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
In March 2020, we drew $1 billion on the existing term loan commitment at the time, which was repaid in November 2020.

In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discounts and commissions and offering expenses paid, were $1,088 million.

In August 2019, we issued $500 million of 3.125% senior notes due August 15, 2029 and $500 million of 3.950% senior notes due August 15, 2049. Our net proceeds, reduced for the underwriters' discounts and commissions and offering expenses paid, were $987 million. We used the net proceeds from this offering, together with available cash, to repay the $650 million outstanding amount due under our term note in August 2019, and the $400 million aggregate principal amount of our 2.625% senior notes due on its maturity date of October 1, 2019.
We repurchased common shares for $0.08 billion, $1.82 billion and $1.07 billion in 2021, 2020 and 2019, respectively, under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans.
We paid dividends to stockholders of $354 million in 2021, $323 million in 2020, and $291 million in 2019.
We entered into a commercial paper program in October 2014. Net proceeds from issuance of commercial paper were $352 million in 2021 and the maximum principal amount outstanding at any one time during 2021 was $1.2 billion. Net proceeds from the issuance of commercial paper were $295 million in 2020 and the maximum principal amount outstanding at any one time during 2020 was $600 million. Net repayments from issuance of commercial paper were $360 million in 2019 and the maximum principal amount outstanding at any one time during 2019 was $801 million.
The remainder of the cash used in or provided by financing activities in 2021, 2020, and 2019 primarily resulted from debt issuance costs, proceeds from stock option exercises and the change in book overdraft.

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
Debt
For a detailed discussion of our debt, including our senior notes, term loans, credit agreement and commercial paper program, please refer to Note 13 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2021 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company increased to $1.3 billion at December 31, 2021 from $772 million at December 31, 2020. This increase primarily reflects net proceeds from the senior notes and term loans, dividends received from regulated subsidiaries, earnings in non-regulated Healthcare Services subsidiaries, and the issuance of commercial paper, partially offset by acquisitions, capital contributions to certain subsidiaries, capital expenditures, and cash dividends to shareholders. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by regulators. Our regulated insurance subsidiaries paid dividends to our parent company of $1.6 billion in 2021, $1.3 billion in 2020, and $1.8 billion in 2019. Subsidiary capital requirements from significant premium growth has impacted the amount of regulated subsidiary dividends over the last two years. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. The amount of ordinary dividends that may be paid to our parent company in 2022 is approximately $1.5 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to our parent, please refer to Note 16 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Off-Balance Sheet Arrangements
As of December 31, 2021, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Guarantees and Indemnifications
For a detailed discussion of our guarantees and indemnifications, please refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
Government Contracts
For a detailed discussion of our government contracts, including our Medicare, Military, and Medicaid and state-based contracts, please refer to Note 17 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We continuously evaluate our estimates and those critical accounting policies primarily related to benefits expense and revenue recognition as well as accounting for impairments related to our investment securities, goodwill, indefinite-lived and long-lived assets. These estimates are based on knowledge of current events and anticipated future events and, accordingly, actual results ultimately may differ from those estimates. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.
Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. IBNR represents a substantial portion of our benefits payable as follows:

	December 31, 2021	Percentage of Total	December 31, 2020	Percentage of Total
	(dollars in millions)
IBNR	$5,695	68.7%	$5,290	65.0%
Reported claims in process	907	10.9%	816	10.0%
Other benefits payable	1,687	20.4%	2,037	25.0%
Total benefits payable	$8,289	100.0%	$8,143	100.0%

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

The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderately adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2021 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.70%	$(421)	3.00%	$(379)
0.60%	$(361)	2.75%	$(347)
0.50%	$(301)	2.50%	$(316)
0.40%	$(241)	2.25%	$(284)
0.30%	$(180)	2.00%	$(252)
0.20%	$(120)	1.75%	$(221)
0.10%	$(60)	1.50%	$(189)
(a)Reflects estimated potential changes in benefits payable at December 31, 2021 caused by changes in completion factors for incurred months prior to the most recent two months.
(b)Reflects estimated potential changes in benefits payable at December 31, 2021 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.
(c)The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data for Retail and Group and Specialty segment tables including information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2021	2020	2019
	(in millions)
Balances at January 1	$8,143	$6,004	$4,862
Less: Reinsurance recoverables	—	(68)	(95)
Balances at January 1, net	8,143	5,936	4,767
Acquisitions	42	—	—
Incurred related to:
Current year	70,024	61,941	54,193
Prior years	(825)	(313)	(336)
Total incurred	69,199	61,628	53,857
Paid related to:
Current year	(62,149)	(54,003)	(48,421)
Prior years	(6,946)	(5,418)	(4,267)
Total paid	(69,095)	(59,421)	(52,688)
Reinsurance recoverable	—	—	68
Balances at December 31	$8,289	$8,143	$6,004
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

	Favorable Development by Changes in Key Assumptions
	2021		2020		2019
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(361)	(3.3)%	$(167)	(1.9)%	$(233)	(3.1)%
Completion factors	(464)	(0.9)%	(146)	(0.3)%	(103)	(0.3)%
Total	$(825)		$(313)		$(336)
(a)The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $825 million in 2021, $313 million in 2020, and $336 million in 2019. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2021, 2020, and 2019.

	(Favorable) Unfavorable Medical Claims Reserve Development			Change
	2021	2020	2019	2021	2020
	(in millions)
Retail Segment	$(729)	$(266)	$(386)	$(463)	$120
Group and Specialty Segment	(96)	(47)	50	(49)	(97)
Total	$(825)	$(313)	$(336)	$(512)	$23

The favorable medical claims reserve development for 2021, 2020, and 2019 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the higher prior year favorable development for the year ended December 31, 2021 was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time impacting our claim payment patterns. The suspension during 2020 was intended to provide financial and administrative relief for providers facing unprecedented strain as a result of the COVID-19 pandemic. Our favorable development for each of the years presented above is discussed further in Note 11 to the consolidated financial statements included in Item 8. – Financial Statements and Supplementary Data.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2021 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.
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
Medicare Risk-Adjustment Provisions
CMS utilizes a risk-adjustment model which apportions premiums paid to Medicare Advantage, or MA, plans according to health severity. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more for enrollees with predictably higher costs. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses this diagnosis data to calculate the risk-adjusted premium payment to MA plans. Rates paid to MA plans are established under an actuarial bid model, including a process that bases our payments on a comparison of our beneficiaries’ risk scores, derived from medical diagnoses, to those enrolled in the government’s Medicare FFS program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2021, 75% of the risk score was calculated from claims data submitted through EDS. CMS will complete the phased-in transition from RAPS to EDS by using only EDS data to calculate risk scores in 2022. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows. We estimate risk-adjustment revenues based on medical diagnoses for our membership. The risk-adjustment model, including CMS changes to the submission process, is more fully described in Item 1. – Business under the section titled “Individual Medicare,” and in Item 1A. - Risk Factors.
Investment Securities
Investment securities totaled $14.0 billion, or 31% of total assets at December 31, 2021, and $13.8 billion, or 39% of total assets at December 31, 2020. The investment portfolio was primarily comprised of debt securities, detailed below, at December 31, 2021 and December 31, 2020. The fair value of investment securities were as follows at December 31, 2021 and 2020:

	12/31/2021	Percentage of Total	12/31/2020	Percentage of Total

	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$602	4.3%	$616	4.5%
Mortgage-backed securities	3,229	23.1%	3,254	23.6%
Tax-exempt municipal securities	841	6.0%	1,447	10.5%
Mortgage-backed securities:
Residential	367	2.6%	17	0.1%
Commercial	1,410	10.1%	1,318	9.6%
Asset-backed securities	1,348	9.7%	1,372	10.0%
Corporate debt securities	5,700	40.8%	4,927	35.8%
Total debt securities	13,497	96.6%	12,951	94.1%
Common stock	475	3.4%	815	5.9%
Total investment securities	$13,972	100.0%	$13,766	100.0%
Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2021. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2021:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$201	$(3)	$355	$(7)	$556	$(10)
Mortgage-backed securities	2,082	(49)	556	(20)	2,638	(69)
Tax-exempt municipal securities	68	(1)	34	(1)	102	(2)
Mortgage-backed securities:
Residential	358	(6)	8	—	366	(6)
Commercial	295	(4)	400	(7)	695	(11)
Asset-backed securities	530	(3)	425	(1)	955	(4)
Corporate debt securities	1,456	(28)	769	(31)	2,225	(59)
Total debt securities	$4,990	$(94)	$2,547	$(67)	$7,537	$(161)
Prior to January 1, 2020, we applied the other-than-temporary impairment model for securities in an unrealized loss position which did not result in any material impairments for 2019. Beginning on January 1, 2020, we adopted the new current expected credit losses, or CECL, model which retained many similarities from the previous other-than-temporary impairment model except eliminating from consideration in the impairment analysis the length of time over which the fair value had been less than cost. Also, under the CECL model, expected losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.

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

All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2021 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2021, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2021 or 2020 There were no material other-than-temporary impairments in 2019.
Goodwill, Indefinite-lived and Long-lived Assets
At December 31, 2021, goodwill, indefinite-lived and other long-lived assets represented 38% of total assets and 104% of total stockholders’ equity, compared to 20% and 52%, respectively, at December 31, 2020. The increase in goodwill, indefinite-lived and other long-lived assets is primarily attributable to our August 2021 KAH acquisition.
For goodwill, we are required to test at least annually for impairment at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. A reporting unit either is our operating segments or one level below the operating segments, referred to as a component, which comprise our reportable segments. A component is considered a reporting unit if the component constitutes a business for which discrete financial information is available that is regularly reviewed by management. We are required to aggregate the components of an operating segment into one reporting unit if they have similar economic characteristics. Goodwill is assigned to the reporting unit that is expected to benefit from a specific acquisition.
We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in government reimbursement rates, the estimates underlying our goodwill impairment tests could be adversely affected. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions and provider reporting units, which accounted for $6.6 billion and $933 million of goodwill, respectively. Our home solutions reporting unit includes approximately $5.8 billion of goodwill from our August 2021 KAH acquisition. Impairment tests completed for 2021, 2020, and 2019 did not result in an impairment loss.

Indefinite-lived intangible assets relate to Certificate of Needs (CON) and Medicare licenses acquired in connection with our August 2021 KAH acquisition with a carrying value of $2.3 billion at December 31, 2021. Like goodwill, we are required to test at least annually for impairment and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. These tests are performed, at a minimum, annually in the fourth quarter. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. Impairment tests completed for 2021 did not result in an impairment loss.

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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. In the past we have, and in the future we may enter into interest rate swap agreements depending on market conditions and other factors. Under the revolving credit agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option. The revolving credit agreements provide for the transition from LIBOR and do not require amendment in connection with such transition. There were no borrowings outstanding under our credit agreements at December 31, 2021 or December 31, 2020.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2021. Our net unrealized position decreased $457 million from a net unrealized gain position of $514 million at December 31, 2020 to a net unrealized gain position of $57 million at December 31, 2021. At December 31, 2021, we had gross unrealized losses of $161 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during 2021 and 2020. While we believe that these impairments will be recovered and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit loss impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.6 years as of December 31, 2021 and 3.0 years. as of December 31, 2020. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the December 31, 2021 fair value of our securities by approximately $606 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2021 and 2020. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, spread changes specific to various investment categories and the mix of short-term versus long-term debt. In the past ten years, changes in 10 year US treasury rates during the year have not exceeded 300 basis points, have changed between 200 and 300 basis points 0, have changed between 100 and 200 basis points 4, and have changed by less than 100 basis points 6.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2021
Investment income (a)	$(46)	$(29)	$(15)	$71	$142	$213
Interest expense (b)	7	7	7	(35)	(70)	(105)
Pretax	$(39)	$(22)	$(8)	$36	$72	$108
As of December 31, 2020
Investment income (a)	$(44)	$(33)	$(21)	$91	$180	$270
Interest expense (b)	2	2	2	(6)	(12)	(18)
Pretax	$(42)	$(31)	$(19)	$85	$168	$252
(a)As of December 31, 2021 and 2020, some of our investments had interest rates below 1% and 2%, respectively, so the assumed hypothetical change in pretax earnings does not reflect the full 1% and 2%, respectively, point reduction.
(b)The interest rate under our senior notes, which represent 72% of total debt, is fixed, unaffected by changes in interest rates. We had $2.5 billion of variable rate term loans at December 31, 2021, used to fund the August 2021 KAH acquisition. There were no term loans at December 31, 2020. There were no borrowings outstanding under the credit agreement at December 31, 2021 or December 31, 2020. There was $955 million and $600 million outstanding under our commercial paper program at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, our interest rate under our commercial paper program was less than 1% so the assumed hypothetical change in pretax earnings does not reflect the full 1% point reduction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,394	$4,673
Investment securities	13,192	12,554
Receivables, less allowance for doubtful accounts of $83 in 2021 and $72 in 2020	1,814	1,138
Other current assets	6,493	5,276
Total current assets	24,893	23,641
Property and equipment, net	3,073	2,371
Long-term investment securities	780	1,212
Goodwill	11,092	4,447
Equity method investments	141	1,170
Other long-term assets	4,379	2,128
Total assets	$44,358	$34,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$8,289	$8,143
Trade accounts payable and accrued expenses	4,509	4,013
Book overdraft	326	320
Unearned revenues	254	318
Short-term debt	1,953	600
Total current liabilities	15,331	13,394
Long-term debt	10,541	6,060
Other long-term liabilities	2,383	1,787
Total liabilities	28,255	21,241
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at December 31, 2021 and December 31, 2020	33	33
Capital in excess of par value	3,082	2,705
Retained earnings	23,086	20,517
Accumulated other comprehensive income	42	391
Treasury stock, at cost, 69,846,758 shares at December 31, 2021 and 69,787,914 shares at December 31, 2020	(10,163)	(9,918)
Noncontrolling interests	23	—
Total stockholders’ equity	16,103	13,728
Total liabilities and stockholders’ equity	$44,358	$34,969
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2021	2020	2019
	(in millions, except per share results)
Revenues:
Premiums	$79,822	$74,186	$62,948
Services	3,055	1,815	1,439
Investment income	187	1,154	501
Total revenues	83,064	77,155	64,888
Operating expenses:
Benefits	69,199	61,628	53,857
Operating costs	10,121	10,052	7,381
Depreciation and amortization	596	489	458
Total operating expenses	79,916	72,169	61,696
Income from operations	3,148	4,986	3,192
Interest expense	326	283	242
Other (income) expense, net	(532)	103	(506)
Income before income taxes and equity in net earnings	3,354	4,600	3,456
Provision for income taxes	485	1,307	763
Equity in net earnings	65	74	14
Net income	$2,934	$3,367	$2,707
Less: Net income attributable to noncontrolling interests	(1)	—	—
Net income attributable to Humana	$2,933	$3,367	$2,707
Basic earnings per common share	$22.79	$25.47	$20.20
Diluted earnings per common share	$22.67	$25.31	$20.10
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2021	2020	2019
	(in millions)
Net income attributable to Humana	$2,933	$3,367	$2,707
Other comprehensive income (loss):
Change in gross unrealized investment (losses) gains	(356)	393	450
Effect of income taxes	81	(89)	(105)
Total change in unrealized investment (losses) gains, net of tax	(275)	304	345
Reclassification adjustment for net realized gains included in investment income	(103)	(90)	(34)
Effect of income taxes	23	20	8
Total reclassification adjustment, net of tax	(80)	(70)	(26)
Other comprehensive (loss) income, net of tax	(355)	234	319
Comprehensive income (loss) attributable to equity method investments	6	1	(4)
Comprehensive income	$2,584	$3,602	$3,022
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2019	198,595	$33	$2,535	$15,072	$(159)	$(7,320)	—	$10,161
Net income				2,707				2,707
Other comprehensive income				—	315			315
Common stock repurchases	—		150			(1,220)		(1,070)
Dividends and dividend equivalents			—	(296)				(296)
Stock-based compensation			163					163
Restricted stock unit vesting	32	—	(48)			48		—
Stock option exercises	3	—	20			37		57
Balances, December 31, 2019	198,630	33	2,820	17,483	156	(8,455)	—	12,037
Net income				3,367				3,367
Impact of adopting accounting standard				(2)				(2)
Other comprehensive income				—	235			235
Common stock repurchases	—		(263)			(1,557)		(1,820)
Dividends and dividend equivalents			—	(331)				(331)
Stock-based compensation			181					181
Restricted stock unit vesting	19	—	(59)			59		—
Stock option exercises	—	—	26			35		61
Balances, December 31, 2020	198,649	33	2,705	20,517	391	(9,918)	—	13,728
Net income				2,933			1	2,934
Acquisition							22	22
Other comprehensive loss				—	(349)			(349)
Common stock repurchases			262			(341)		(79)
Dividends and dividend equivalents			—	(364)				(364)
Stock-based compensation			180					180
Restricted stock unit vesting			(81)			81		—
Stock option exercises			16			15		31
Balances, December 31, 2021	198,649	$33	$3,082	$23,086	$42	$(10,163)	$23	$16,103
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from operating activities
Net income	$2,934	$3,367	$2,707
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on investment securities, net	130	(838)	(62)
Gain on Kindred at Home equity method investment	(1,129)	—	—
Equity in net earnings	(65)	(74)	(14)
Stock compensation	180	181	163
Depreciation	640	528	505
Amortization	73	88	70
Provision for deferred income taxes	15	195	162
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(280)	(85)	(32)
Other assets	(491)	(581)	118
Benefits payable	104	2,139	1,142
Other liabilities	176	599	471
Unearned revenues	(65)	71	(36)
Other	40	49	90
Net cash provided by operating activities	2,262	5,639	5,284
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(4,187)	(709)	—
Purchases of property and equipment, net	(1,316)	(964)	(736)
Purchases of investment securities	(7,197)	(9,125)	(6,361)
Proceeds from maturities of investment securities	2,597	4,986	1,733
Proceeds from sales of investment securities	3,547	2,747	4,086
Net cash used in investing activities	(6,556)	(3,065)	(1,278)
Cash flows from financing activities
Withdrawals receipts from contract deposits, net	(306)	(939)	(623)
Proceeds from issuance of senior notes, net	2,984	1,088	987
Repayment of senior notes	—	(400)	(400)
Proceeds (repayments) from issuance of commercial paper, net	352	295	(360)
Proceeds from term loan	2,500	1,000	—
Repayment of term loan	(2,078)	(1,000)	(650)
Debt issue costs	(31)	—	—
Common stock repurchases	(79)	(1,820)	(1,070)
Dividends paid	(354)	(323)	(291)
Change in book overdraft	6	95	54
Proceeds from stock option exercises & other	21	49	58
Net cash provided by (used in) financing activities	3,015	(1,955)	(2,295)
(Decrease) increase in cash and cash equivalents	(1,279)	619	1,711
Cash and cash equivalents at beginning of period	4,673	4,054	2,343
Cash and cash equivalents at end of period	$3,394	$4,673	$4,054

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

	For the year ended December 31,
	2021	2020	2019
Supplemental cash flow disclosures:	(in millions)
Interest payments	$285	$258	$212
Income tax payments, net	$227	$1,132	$518
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$9,804	$819	$28
Less: Fair value of liabilities assumed	(3,235)	(110)	(28)
Less: Noncontrolling interests acquired	(22)	—	—
Less: Remeasured existing Kindred at Home equity method investment	(2,360)	—	—
Cash paid for acquired businesses, net of cash acquired	$4,187	$709	$—
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well‐being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in‐home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 83% of our total premiums and services revenue from contracts with the federal government in 2021, including 15% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.

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
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill and indefinite-lived intangible assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, non-essential care from a reduction in non-COVID-19 hospital admissions and lower overall healthcare system consumption decreased utilization. At the same time, COVID-19 treatment and testing costs increased utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2020 and 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2020 and 2021.

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
The annual premium-based fee on health insurers were not deductible for tax purposes. We estimated a liability for the health insurance industry fee and recorded it in full once qualifying insurance coverage was provided in the applicable calendar year in which the fee was payable with a corresponding deferred cost that was amortized ratably to expense over the same calendar year. We recorded the liability for the health insurance industry fee in trade accounts payable and accrued expenses and recorded the deferred cost in other current assets in our consolidated financial statements. We paid the health insurance industry fee in September or October of each year. We paid the federal government $1.18 billion for the annual health insurance industry fee attributed to calendar year 2020.
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
Prior to January 1, 2020, we applied the other-than-temporary impairment model for securities in an unrealized loss position which did not result in any material impairments for 2019. Beginning on January 1, 2020, we adopted the new current expected credit losses, or CECL, model which retained many similarities from the previous other-than-temporary impairment model except eliminating from consideration in the impairment analysis the length of time over which the fair value had been less than cost. Also, under the CECL model, expected losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.

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

	2021	2020	2019
	(in millions)
Part D subsidy/discount payments	$(14,889)	$(13,348)	$(11,762)
Part D subsidy/discount reimbursements	14,628	12,410	11,202
Net payments	$(261)	$(938)	$(560)
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Services Revenue
Patient services revenue
Patient services include services related to pharmacy solutions, provider services, and home solutions services, such as home health and other services and capabilities to promote wellness and advance population health. Patient services revenues are reported in the amount reflecting the ultimate consideration we expect to receive, primarily from government programs (Medicare and Medicaid), net of contractual allowances, discounts, or other implicit price concessions. We estimate the transaction price utilizing contractual rates, historical experience and current conditions. Patient services revenues are recognized as performance obligations are satisfied, which is in the period services are rendered.
For the year ended December 31, 2021, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations was not material.
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

	2021	2020	2019
	(in millions)
Health care cost payments	$(6,943)	$(6,253)	$(6,475)
Health care cost reimbursements	6,898	6,252	6,412
Net payments	$(45)	$(1)	$(63)

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
At December 31, 2021 and 2020, accounts receivable related to services were $475 million and $161 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet at December 31, 2021 and 2020.

Other Current Assets
Other current assets include amounts associated with Medicare Part D as discussed above and in Note 7, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $2.0 billion and $1.4 billion at December 31, 2021 and 2020, respectively.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Additional detail regarding our equity method investments is included in Note 4.

Goodwill and Intangible Assets

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

We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions and provider reporting units, which accounted for $6.6 billion and $0.9 billion of goodwill, respectively. Impairment tests completed for 2021, 2020, and 2019 did not result in an impairment loss.
Indefinite-lived intangible assets relate to Certificate of Needs (CON) and Medicare licenses acquired as part of our acquisition of Kindred at Home, or KAH, and are included within other long-term assets in the consolidated balance sheet at December 31, 2021. See Note 3 for further information. We are required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. Impairment tests completed for 2021 did not result in an impairment loss.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Future policy benefits payable
Future policy benefits payable includes liabilities for long-duration insurance policies primarily related to certain blocks of insurance assumed in acquisitions, primarily life and annuities in run-off status, and are included in our consolidated balance sheet within other long-term liabilities. Most of these policies are subject to reinsurance as detailed in Note 19.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Noncontrolling Interests
The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned affiliates that we control. Accordingly, we record noncontrolling interests in the earnings and equity of such entities. We record adjustments to noncontrolling interests for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balances. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of our Home Solutions business, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and presented as a component of equity in the consolidated balance sheets.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Fair value of actively traded debt and equity securities are based on quoted market prices. Fair value of other debt securities are based on quoted market prices of identical or similar securities or based on observable inputs like interest rates generally using a market valuation approach, or, less frequently, an income valuation approach and are generally classified as Level 2. Fair value of privately held investment grade debt securities are estimated using a variety of valuation methodologies, including both market and income approaches, where an observable quoted market does not exist and are generally classified as Level 3. For privately-held investment grade debt securities, such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly-traded companies in similar lines of business with similar credit characteristics, and reviewing the underlying financial performance including estimating discounted cash flows.
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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Effective in Future Periods
In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in, assumptions. The new guidance, limited to our Medicare supplement product which represent less than 1% of consolidated premiums and services revenue, is effective for us beginning with annual and interim periods in 2023 and is to be applied to contracts in force at the beginning of the earliest period presented, with an option to apply retrospectively with a cumulative effect adjustment to the opening balances of retained earnings as of the earliest period presented. We are currently evaluating the impact on our results of operations, financial position and cash flows.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITIONS
On August 17, 2021, we acquired the remaining 60% interest in Kindred at Home, the nation’s largest home health and hospice provider, from TPG Capital and Welsh, Carson, Anderson & Stowe, two private equity funds, for an enterprise value of $8.2 billion, which includes our equity value of $2.4 billion associated with our 40% minority ownership interest. The remeasurement to fair value of our previously held 40% equity method investment with a carrying value of approximately $1.3 billion, resulted in a $1.1 billion gain recognized in "Other (income) expense, net". We paid the approximate $5.8 billion transaction price (net of our existing equity stake) through a combination of debt financing, the assumption of existing KAH indebtedness and parent company cash. The preliminary fair values of KAH’s assets acquired and liabilities assumed at the date of the acquisition are summarized as follows:

Kindred at Home
(in millions)
Cash and cash equivalents	$278
Receivables	381
Other current assets	61
Property and equipment	74
Goodwill	5,771
Other intangible assets	2,312
Other long-term assets	172
Total assets acquired	$9,049
Current liabilities	$410
Long term debt	2,078
Other long-term liabilities	369
Total liabilities assumed	$2,857
Noncontrolling interests	22
Net assets acquired	$6,170

The other intangible assets primarily consist of Certificate of Needs (CON) and Medicare licenses which have indefinite lives. Amortizing trade names included in other intangibles assets of approximately $18 million have an estimated weighted average useful life of 10 years. The goodwill, allocated to our Healthcare Services segment, primarily relates to the future economic benefit arising from the assets acquired and is consistent with our integrated care delivery strategy. Approximately $132 million of the goodwill is deductible for tax purposes. The purchase price allocation is preliminary, subject to receipt and validation of certain tax related analyses. The results of operations and financial condition of KAH have been included in our consolidated statements of income and consolidated balance sheets from the acquisition date. In connection with the acquisition, we recognized approximately $45 million of acquisition-related costs, primarily compensation costs as well as banker and other professional fees, in operating costs in our consolidated statements of income.
In the first quarter of 2020, we acquired privately held Enclara Healthcare, or Enclara, one of the nation’s largest hospice pharmacy and benefit management providers for cash consideration of approximately $709 million, net of cash received. This resulted in a purchase price allocation to goodwill of $517 million, other intangible assets of $240 million, and net tangible liabilities assumed of $13 million. The goodwill was assigned to the Healthcare Services segment. The other intangible assets, which primarily consist of customer contracts, have an estimated weighted average useful life of 11 years. Enclara's goodwill is not deductible for tax purposes.
During 2021 and 2020, we acquired other health and wellness related businesses which other than the impacts to goodwill, individually or in the aggregate, have not had a material impact on our results of operations, financial

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
condition, or cash flows. The results of operations and financial condition of these businesses have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2021, 2020 and 2019 were not material to our results of operations. For asset acquisitions the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. EQUITY METHOD INVESTMENT
Prior to our acquisition of KAH in August 2021, we accounted for our 40% investment in KAH using the equity method of accounting. This investment was reflected in "Equity method investments" in our December 31, 2020 consolidated balance sheet, with our share of income or loss reported as Equity in net earnings in our consolidated statements of income.
The summarized balance sheet at December 31, 2020 and statements of income at December 31, 2020 and 2019 of KAH were as follows:

Balance sheet	December 31, 2020
(in millions)
Current assets	$844
Non-current assets	4,858
Current liabilities	556
Non-current liabilities	2,445
Shareholders' equity	2,700

Statements of income
	For the year ended December 31, 2020	For the year ended December 31, 2019
	(in millions)
Revenues	$2,972	$3,100
Expenses	2,552	2,835
Net income	207	54
Other insignificant equity method investments
In the first quarter of 2020, our Primary Care Organization entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. As of December 31, 2021, there were 31 primary care clinics operating under the partnership and we intend to open an additional 36 in future periods under the existing arrangement. In addition, the agreement includes a series of put and call options through which WCAS may require us to purchase their interest in the entity and, through which we may acquire WCAS’s interest over the next 4 to 9 years.
We have several individually immaterial equity method investments, including our PIPC strategic partnership with WCAS as described above, included within Equity method investments in our consolidated balance sheets as of December 31, 2021, with our share of income or loss reported as Equity in net earnings in our consolidated statements of income for the years ended December 31, 2021 and 2020.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2021 and 2020, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$611	$1	$(10)	$602
Mortgage-backed securities	3,265	33	(69)	3,229
Tax-exempt municipal securities	810	33	(2)	841
Mortgage-backed securities:
Residential	373	—	(6)	367
Commercial	1,394	27	(11)	1,410
Asset-backed securities	1,346	6	(4)	1,348
Corporate debt securities	5,641	118	(59)	5,700
Total debt securities	$13,440	$218	$(161)	13,497
Common stock				475
Total investment securities				$13,972

December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$616	$1	$(1)	$616
Mortgage-backed securities	3,115	140	(1)	3,254
Tax-exempt municipal securities	1,393	54	—	1,447
Mortgage-backed securities:
Residential	17	—	—	17
Commercial	1,260	59	(1)	1,318
Asset-backed securities	1,364	10	(2)	1,372
Corporate debt securities	4,672	256	(1)	4,927
Total debt securities	$12,437	$520	$(6)	12,951
Common stock				815
Total investment securities				$13,766

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Gross unrealized losses and fair values aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position were as follows at December 31, 2021 and 2020, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$201	$(3)	$355	$(7)	$556	$(10)
Mortgage-backed securities	2,082	(49)	556	(20)	2,638	(69)
Tax-exempt municipal securities	68	(1)	34	(1)	102	(2)
Mortgage-backed securities:
Residential	358	(6)	8	—	366	(6)
Commercial	295	(4)	400	(7)	695	(11)
Asset-backed securities	530	(3)	425	(1)	955	(4)
Corporate debt securities	1,456	(28)	769	(31)	2,225	(59)
Total debt securities	$4,990	$(94)	$2,547	$(67)	$7,537	$(161)

December 31, 2020
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$225	$(1)	$—	$—	$225	$(1)
Mortgage-backed securities	199	(1)	—	—	199	(1)
Tax-exempt municipal securities	16	—	19	—	35	—
Mortgage-backed securities:
Residential	17	—	—	—	17	—
Commercial	193	(1)	43	—	236	(1)
Asset-backed securities	65	—	498	(2)	563	(2)
Corporate debt securities	342	(1)	16	—	358	(1)
Total debt securities	$1,057	$(4)	$576	$(2)	$1,633	$(6)
Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2021. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized loss from all debt securities was generated from approximately 720 positions out of a total of approximately 1,730 positions at December 31, 2021. All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2021 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2021,

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2021 or 2020.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in millions)
Gross gains on investment securities	$219	$110	$129
Gross losses on investment securities	(8)	(18)	(67)
Gross gains on equity securities	23	746	—
Gross losses on equity securities	(364)	—	—
Net recognized (losses) gains on investment securities	$(130)	$838	$62
The gains and losses related to equity securities for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
	(in millions)
Net (losses) gains recognized on equity securities during the period	$(341)	$746
Less: Net losses recognized on equity securities sold during the period	(13)	—
Unrealized (losses) gains recognized on equity securities still held at the end of the period	$(328)	$746
All purchases of and proceeds from investment securities for the years ended December 31, 2020 and 2019 relate to debt securities.
There were no material other-than-temporary impairments in 2019.
The contractual maturities of debt securities available for sale at December 31, 2021, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$459	$461
Due after one year through five years	2,200	2,251
Due after five years through ten years	3,043	3,057
Due after ten years	1,360	1,374
Mortgage and asset-backed securities	6,378	6,354
Total debt securities	$13,440	$13,497

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2021 and 2020, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2021
Cash equivalents	$3,322	$3,322	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	602	—	602	—
Mortgage-backed securities	3,229	—	3,229	—
Tax-exempt municipal securities	841	—	841	—
Mortgage-backed securities:
Residential	367	—	367	—
Commercial	1,410	—	1,410	—
Asset-backed securities	1,348	—	1,348	—
Corporate debt securities	5,700	—	5,632	68
Total debt securities	13,497	—	13,429	68
Common stock	475	475	—	—
Total invested assets	$17,294	$3,797	$13,429	$68

December 31, 2020
Cash equivalents	$4,548	$4,548	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	616	—	616	—
Mortgage-backed securities	3,254	—	3,254	—
Tax-exempt municipal securities	1,447	—	1,447	—
Mortgage-backed securities:
Residential	17	—	17	—
Commercial	1,318	—	1,318	—
Asset-backed securities	1,372	—	1,372	—
Corporate debt securities	4,927	—	4,927	—
Total debt securities	12,951	—	12,951	—
Common stock	815	815	—	—
Total invested assets	$18,314	$5,363	$12,951	$—

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Level 3 assets had a fair value of $68 million at December 31, 2021, or 0.4% of our total invested assets. During the year ended December 31, 2021, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

For the year ended December 31, 2021
Private Placements
(in millions)
Beginning balance at January 1	$—
Total gains or losses:
Realized in earnings	—
Unrealized in other comprehensive income	(1)
Purchases	69
Sales	—
Settlements	—
Balance at December 31	$68
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $9.0 billion at December 31, 2021 and $6.1 billion at December 31, 2020. The fair value of our senior note debt was $10.0 billion at December 31, 2021 and $7.4 billion at December 31, 2020. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. The term loan and commercial paper borrowings were $3.5 billion at December 31, 2021. Our commercial paper borrowings were $600 million at December 31, 2020.

Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
Effective April 27, 2021, with the signing of the definitive agreement to acquire the remaining 60% interest of KAH, the respective put and call options were terminated. As such, the $63 million put and $440 million call fair values as of the first quarter of 2021 were reduced to zero, resulting in $377 million in "Other (income) expense, net" in our consolidated statements of income for the year ended December 31, 2021.
The put and call options were measured at fair value using a Monte Carlo simulation which resulted in fair values of $45 million and $503 million, respectively, at December 31, 2020. The put option was included within other long-term liabilities and the call option included within other long-term assets at December 31, 2020. The change in fair value of the put and call options is reflected as "Other (income) expense, net" in our consolidated statements of income.
The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value of KAH, annualized volatility and secured credit rate. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term net operating profit after

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
tax margin, or NOPAT, to measure underlying cash flows, weighted average cost of capital and long term growth rate. The table below presents the assumptions used for December 31, 2020.

December 31, 2020
Annualized volatility	29.9%
Secured credit rate	0.4%
NOPAT	12.0%
Weighted average cost of capital	9.5%
Long term growth rate	3.0%
The put and call options fair values associated with our Primary Care Organization strategic partnership with WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $202 million and $13 million, respectively, at December 31, 2021. The put and call options fair values, derived from the Monte Carlo simulation, were $64 million and $15 million, respectively, at December 31, 2020.
The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value, annualized volatility and credit spread. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term revenue, to measure underlying cash flows, weighted average cost of capital and long term growth rate. The table below presents the assumptions used for December 31, 2021.

December 31, 2021
Annualized volatility	22.4%
Credit spread	0.9%
Revenue exit multiple	1.5x - 2.5x
Weighted average cost of capital	12.5%
Long term growth rate	3.0%
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, “Acquisitions”, we completed our acquisition of KAH during the third quarter of 2021. The net assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The net tangible assets including receivables and accrued liabilities were recorded at their carrying value which approximated their fair value due to their short term nature. The fair value of goodwill and other intangible assets were internally estimated based on the income approach. The income approach estimates fair value based on the present value of cash flow that the assets could be expected to generate in the future. We developed internal estimates for expected cash flows in the present value calculation using inputs and significant assumptions that include historical revenues and earnings, long-term growth rate, discount rate, contributory asset charges and future tax rates, among others. The excess purchase price over the fair value of assets and liabilities acquired is recorded as goodwill.
Other than the assets acquired and liabilities assumed in the KAH and other acquisitions in Note 3, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2021, 2020, or 2019.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. MEDICARE PART D
As discussed in Note 2, we cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2021 and 2020. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	2021		2020
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$363	$1,894	$216	$1,420
Trade accounts payable and accrued expenses	(68)	(466)	(39)	(253)
Net current asset	295	1,428	177	1,167
Other long-term assets	5	—	8	—
Other long-term liabilities	(194)	—	(90)	—
Net long-term liability	(189)	—	(82)	—
Total net asset	$106	$1,428	$95	$1,167

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2021 and 2020.

	2021	2020
	(in millions)
Land	$17	$19
Buildings and leasehold improvements	1,126	952
Equipment	1,148	1,009
Computer software	3,656	3,514
	5,947	5,494
Accumulated depreciation	(2,874)	(3,123)
Property and equipment, net	$3,073	$2,371
Depreciation expense was $640 million in 2021, $528 million in 2020, and $505 million in 2019, including amortization expense for capitalized internally developed and purchased software of $443 million in 2021, $351 million in 2020, and $343 million in 2019.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2021 and 2020 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2020	$1,535	$261	$2,132	$3,928
Acquisitions	—	—	519	519
Balance at December 31, 2020	1,535	261	2,651	4,447
Acquisitions	398	—	6,247	6,645
Balance at December 31, 2021	$1,933	$261	$8,898	$11,092
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2021 and 2020.

	Weighted Average Life	2021			2020
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,771	$—	$1,771	$—	$—	$—
Medicare licenses	Indefinite	522	—	522	—	—	—
Customer contracts/relationships	9.4 years	883	620	263	849	572	277
Trade names and technology	7.0 years	160	97	63	122	89	33
Provider contracts	11.6 years	72	57	15	69	50	19
Noncompetes and other	6.8 years	35	30	5	29	29	—
Total other intangible assets	9.1 years	$3,443	$804	$2,639	$1,069	$740	$329
Amortization expense for other intangible assets was approximately $65 million in 2021, $88 million in 2020, and $70 million in 2019.
The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
2022	$68
2023	53
2024	45
2025	43
2026	31

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
Right-of-use assets included within other long-term assets in our consolidated balance sheets were $678 million and $437 million at December 31, 2021 and December 31, 2020, respectively. Operating lease liabilities included within trade accounts payable and accrued expenses were $185 million and $129 million at December 31, 2021 and December 31, 2020, respectively. Additionally, operating lease liabilities included within other long-term liabilities were $546 million and $355 million at December 31, 2021 and December 31, 2020, respectively. The classification of our operating lease liabilities is based on the remaining lease term.
For the years ended December 31, 2021 and December 31, 2020, total fixed operating lease costs, excluding short-term lease costs, were $159 million and $141 million, respectively, and are included within operating costs in our consolidated statements of income. Short-term lease costs were not material for the years ended December 31, 2021 and December 31, 2020. In addition, for the years ended December 31, 2021 and December 31, 2020, total variable operating lease costs were $94 million and $92 million, respectively, and are included within operating costs in our consolidated statements of income.
We sublease facilities or partial facilities to third party tenants for space not used in our operations. For the years ended December 31, 2021 and December 31, 2020, sublease rental income was $43 million and $36 million, respectively, and is included within operating costs in our consolidated statements of income.
The weighted average remaining lease term is 5.4 years and 5.2 years with a weighted average discount rate of 3.2% and 3.7% at December 31, 2021 and December 31, 2020, respectively. For the year-ended December 31, 2021 and December 31, 2020, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $165 million and $146 million, respectively.

Maturity of Lease Liabilities	December 31, 2021
For the years ended December 31,	(in millions)
2022	$210
2023	170
2024	133
2025	105
2026	58
After 2026	129
Total lease payments	805
Less: Interest	74
Present value of lease liabilities	$731

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable was as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Balances at January 1	$8,143	$6,004	$4,862
Less: Reinsurance recoverables	—	(68)	(95)
Balances at January 1, net	8,143	5,936	4,767
Acquisitions	42	—	—
Incurred related to:
Current year	70,024	61,941	54,193
Prior years	(825)	(313)	(336)
Total incurred	69,199	61,628	53,857
Paid related to:
Current year	(62,149)	(54,003)	(48,421)
Prior years	(6,946)	(5,418)	(4,267)
Total paid	(69,095)	(59,421)	(52,688)
Reinsurance recoverable	—	—	68
Balances at December 31	$8,289	$8,143	$6,004
    Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $825 million in 2021, $313 million in 2020, and $336 million in 2019. The table below details our favorable medical claims reserve development related to prior fiscal years by segment for 2021, 2020, and 2019.

	(Favorable) Unfavorable Medical Claims Reserve Development
	2021	2020	2019
	(in millions)
Retail Segment	$(729)	$(266)	$(386)
Group and Specialty Segment	(96)	(47)	50
Total	$(825)	$(313)	$(336)
The medical claims reserve development for 2021, 2020, and 2019 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the higher prior year favorable development for the year ended December 31, 2021 was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time impacting our claim payment patterns. The suspension during 2020 was intended to provide financial and administrative relief for providers facing unprecedented strain as a result of the COVID-19 pandemic.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our segments as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2020 and 2019 is presented as supplementary information.
    Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.
Retail Segment
    Activity in benefits payable for our Retail segment was as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Balances at January 1	$7,428	$5,363	$4,338
Less: Reinsurance recoverables	—	(68)	(95)
Balances at January 1, net	7,428	5,295	4,243
Acquisitions	42	—	—
Incurred related to:
Current year	65,636	56,821	48,983
Prior years	(729)	(266)	(386)
Total incurred	64,907	56,555	48,597
Paid related to:
Current year	(58,363)	(49,586)	(43,831)
Prior years	(6,339)	(4,836)	(3,714)
Total paid	(64,702)	(54,422)	(47,545)
Reinsurance recoverable	—	—	68
Balances at December 31	$7,675	$7,428	$5,363
    At December 31, 2021, benefits payable for our Retail segment included IBNR of approximately $5.2 billion, primarily associated with claims incurred in 2021. The cumulative number of reported claims as of December 31, 2021 was approximately 156.1 million for claims incurred in 2021, 140.4 million for claims incurred in 2020, and 129.1 million for claims incurred in 2019.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables provide information about incurred and paid claims development for the Retail segment as of December 31, 2021, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2019 Unaudited	2020 Unaudited	2021
	(in millions)
2019	$48,983	$48,820	$48,713
2020		56,821	56,223
2021			65,678
Total			$170,614

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2019 Unaudited	2020 Unaudited	2021
	(in millions)
2019	$43,831	$48,627	$48,713
2020		49,586	55,863
2021			58,363
Total			162,939
All outstanding benefit liabilities before 2019, net of reinsurance			N/A
Benefits payable, net of reinsurance			$7,675
    Group and Specialty Segment
    Activity in benefits payable for our Group and Specialty segment, excluding military services, was as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Balances at January 1	$715	$641	$517
Incurred related to:
Current year	5,047	5,576	5,708
Prior years	(96)	(47)	50
Total incurred	4,951	5,529	5,758
Paid related to:
Current year	(4,445)	(4,873)	(5,081)
Prior years	(607)	(582)	(553)
Total paid	(5,052)	(5,455)	(5,634)
Balances at December 31	$614	$715	$641
    At December 31, 2021, benefits payable for our Group and Specialty segment included IBNR of approximately $532 million, primarily associated with claims incurred in 2021. The cumulative number of reported claims as of December 31, 2021 was approximately 8.3 million for claims incurred in 2021, 9.1 million for claims incurred in 2020, and 10.1 million for claims incurred in 2019.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
    The following tables provide information about incurred and paid claims development for the Group and Specialty segment as of December 31, 2021, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2019 Unaudited	2020 Unaudited	2021
	(in millions)
2019	$5,708	$5,657	$5,652
2020		5,576	5,491
2021			5,047
Total			$16,190

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2019 Unaudited	2020 Unaudited	2021
	(in millions)
2019	$5,081	$5,465	$5,652
2020		4,873	5,479
2021			4,445
Total			15,576
All outstanding benefit liabilities before 2019, net of reinsurance			N/A
Benefits payable, net of reinsurance			$614

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions)
Current provision:
Federal	$466	$1,019	$560
States and Puerto Rico	4	93	41
Total current provision	470	1,112	601
Deferred expense	15	195	162
Provision for income taxes	$485	$1,307	$763
The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2021, 2020 and 2019 due to the following:

	2021	2020	2019
	(in millions)
Income tax provision at federal statutory rate	$718	$982	$729
States, net of federal benefit, and Puerto Rico	18	63	49
Tax exempt investment income	(3)	(5)	(6)
Nondeductible executive compensation	33	19	25
Non-taxable KAH gain	(264)	—	—
Health insurance industry fee	—	268	—
Other, net	(17)	(20)	(34)
Provision for income taxes	$485	$1,307	$763
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principal components of our net deferred tax balances at December 31, 2021 and 2020 were as follows:

	Assets (Liabilities)
	2021	2020
	(in millions)
Net operating loss carryforward	$291	$32
Compensation and other accrued expense	186	171
Benefits payable	67	87
Deferred acquisition costs	33	26
Jobs tax credits	33	—
Other	25	11
Unearned revenues	8	12
Total deferred income tax assets	643	339
Valuation allowance	(65)	(37)
Total deferred income tax assets, net of valuation allowance	578	302
Depreciable property and intangible assets	(1,072)	(449)
Prepaid expenses	(102)	(91)
Investment securities	(98)	(418)
Future policy benefits payable	(4)	(3)
Total deferred income tax liabilities	(1,276)	(961)
Total net deferred income tax liabilities	$(698)	$(659)
All deferred tax liabilities and assets are classified as noncurrent in our consolidated balance sheets as other long-term liabilities at December 31, 2021 and 2020.
At December 31, 2021, we had approximately $930 million of federal net operating losses and approximately $1.7 billion of state and Puerto Rico net operating losses to carry forward. A portion of these loss carryforwards, if not used to offset future taxable income, will expire from 2025 through 2038. The balance of the net operating loss carryforwards has no expiration date. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $65 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to recover these deferred tax assets.
We file income tax returns in the United States and Puerto Rico. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2019 and prior years. Our 2020 tax return is in the post-filing review period under the Compliance Assurance Process, or CAP. Our 2021 tax return is under advance review by the IRS under CAP. With a few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations for years before 2018. We are not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations. We do not have material uncertain tax positions reflected in our consolidated balance sheets.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. DEBT
The carrying value of debt outstanding was as follows at December 31, 2021 and 2020:

	2021	2020
	(in millions)
Short-term debt:
Commercial paper	$955	$600
Senior notes:
$600 million, 3.15% due December 1, 2022	599	—
$400 million, 2.90% due December 15, 2022	399	—
Total senior notes	998	—
Total short-term debt	$1,953	$600

Long-term debt:
Senior notes:
$600 million, 3.15% due December 1, 2022	—	598
$400 million, 2.90% due December 15, 2022	—	398
$1.5 billion, 0.65% due August 3, 2023	1,492	—
$600 million, 3.85% due October 1, 2024	598	598
$600 million, 4.50% due April 1, 2025	596	595
$750 million, 1.35% due February 3, 2027	742	—
$600 million, 3.95% due March 15, 2027	596	596
$500 million, 3.125% due August 15, 2029	496	495
$500 million, 4.875% due April 1, 2030	495	494
$750 million, 2.15% due February 3, 2032	741	—
$250 million, 8.15% due June 15, 2038	261	262
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	740	739
$400 million, 4.80% due March 15, 2047	395	396
$500 million, 3.95% due August 15, 2049	493	493
Term loans:
Term loan, due October 29, 2023	2,000	—
Delayed draw term loan, due May 28, 2024	500	—
Total long-term debt	$10,541	$6,060
Maturities of the short-term and long-term debt for the years ending December 31, are as follows:

For the years ending December 31,	(in millions)
2022	$1,955
2023	3,500
2024	1,100
2025	600
2026	—
Thereafter	5,400

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In August 2021, we issued $1.5 billion of 0.650% unsecured senior notes due August 3, 2023, $750 million of 1.350% unsecured senior notes due February 3, 2027 and $750 million of 2.150% unsecured senior notes due February 3, 2032. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $2,984 million. We used the net proceeds, together with cash on hand and borrowings under our $500 million delayed draw term loan, to fund the purchase price of KAH and to pay related fees and expenses.
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

In August 2021, we borrowed $500 million under the delayed draw term loan agreement, which was used, in combination with other debt financing, to fund the approximate $5.8 billion transaction price of Kindred at Home. The term loan credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 43.7% as measured in accordance with the term loan credit agreement as of December 31, 2021.

We have other customary relationships, including financial advisory and banking, with some parties to the term loan agreement.

October 2021 Term Loan Agreement

On October 29, 2021, we entered into a $2.0 billion term loan credit agreement, which we refer to as the October 2021 Term Loan Agreement, with certain lending banks and other financial institutions. Proceeds of the October 2021 Term Loan Agreement were applied to finance the repayment in full of the outstanding KAH debt.

Loans under the October 2021 Term Loan Agreement bear interest at adjusted Term SOFR, as defined in the October 2021 Term Loan Agreement, or the base rate plus a spread. The applicable margin, currently 112.5 basis points, varies depending on our credit ratings ranging from 87.5 to 137.5 basis points. The loans under the October 2021 Term Loan Agreement will mature on October 29, 2023. The October 2021 Term Loan Agreement contains customary covenants, including a maximum debt to capitalization financial condition covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 43.7% as measured in accordance with the term loan credit agreement as of December 31, 2021. We have other relationships, including financial advisory and banking, with some parties to the October 2021 Term Loan Agreement.

At the time of the repayment in full of the KAH debt, there was $1.9 billion of outstanding debt thereunder and no prepayment penalty was due.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The terms of the revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 43.7% as measured in accordance with the revolving credit agreements as of December 31, 2021. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $750 million in the aggregate, to a maximum of $4.75 billion, across the 5-year and 364-day revolving credit agreements.
At December 31, 2021, we had no borrowings and approximately $75 million of letters of credit outstanding under the revolving credit agreements, including those of KAH. Accordingly, as of December 31, 2021, we had $2.4 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. On February 10, 2022, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $4 billion compared to the prior amount not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2021 was $1,155 million, with $955 million outstanding at December 31, 2021 compared to $600 million outstanding at December 31, 2020. The outstanding commercial paper at December 31, 2021 had a weighted average annual interest rate of 0.33%.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2021 we had no outstanding short-term FHLB borrowings.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $259 million in 2021, $236 million in 2020, and $221 million in 2019. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $463.86 on December 31, 2021, approximately 9% of the retirement and savings plan’s assets were invested in our common stock, or approximately 1.4 million shares, representing approximately 1.1% of the shares outstanding as of December 31, 2021. At December 31, 2021, approximately 1.1 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
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
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$171	$171	$152
Stock options	9	10	11
Total stock-based compensation expense	180	181	163
Tax benefit recognized	(15)	(29)	(35)
Stock-based compensation expense, net of tax	$165	$152	$128
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $28 million in 2021, $32 million in 2020, and $25 million in 2019. There was no capitalized stock-based compensation expense during these years.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2021, there were 11.3 million shares reserved for stock award plans under the Humana Inc. 2011 Stock Incentive Plan, or 2011 Plan, and 15.7 million shares reserved for stock award plans under the Humana Inc. 2019 Stock Incentive Plan, or 2019 Plan. These reserved shares included giving effect to, under the 2011 Plan, 3.4 million shares of common stock available for future grants assuming all stock options were granted or 1.5 million shares available for future grants assuming all restricted stock were granted. These reserved shares included giving effect to, under the 2019 Plan, 12.6 million shares of common stock available for future grants assuming all stock options were granted or 3.8 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with return on invested capital and strategic membership growth. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $381.34 in 2021, $354.66 in 2020, and $302.09 in 2019. Activity for our restricted stock was as follows for the year ended December 31, 2021:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2020	911	$282.81
Granted	485	381.34
Vested	(460)	312.45
Forfeited	(63)	347.42
Nonvested restricted stock at December 31, 2021	873	$380.55
Approximately 35% of the nonvested restricted stock at December 31, 2021 included performance-based conditions.
The fair value of shares vested was $236 million during 2021, $191 million during 2020, and $141 million during 2019. Total compensation expense not yet recognized related to nonvested restricted stock was $192 million at December 31, 2021. We expect to recognize this compensation expense over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock once vested.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted-average fair value of each option granted during 2021, 2020, and 2019 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2021	2020	2019
Weighted-average fair value at grant date	$92.21	$69.73	$68.53
Expected option life (years)	3.7 years	4.0 years	4.1 years
Expected volatility	33.8%	24.9%	25.5%
Risk-free interest rate at grant date	0.4%	1.2%	2.4%
Dividend yield	0.7%	0.7%	0.7%
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
Activity for our option plans was as follows for the year ended December 31, 2021:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2020	323	$309.04
Granted	93	379.26
Exercised	(106)	282.35
Forfeited	—	—
Options outstanding at December 31, 2021	310	$339.08
Options exercisable at December 31, 2021	108	$308.22
As of December 31, 2021, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $39 million, and a weighted-average remaining contractual term of 4.8 years. As of December 31, 2021, exercisable stock options had an aggregate intrinsic value of $17 million, and a weighted-average remaining contractual term of 3.7 years. The total intrinsic value of stock options exercised during 2021 was $18 million, compared with $51 million during 2020 and $43 million during 2019. Cash received from stock option exercises totaled $30 million in 2021, $61 million in 2020, and $58 million in 2019.
Total compensation expense not yet recognized related to nonvested options was $9 million at December 31, 2021. We expect to recognize this compensation expense over a weighted-average period of approximately 1.5 years.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$2,933	$3,367	$2,707
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	128,688	132,199	134,055
Dilutive effect of:
Employee stock options	64	92	107
Restricted stock	644	721	565
Shares used to compute diluted earnings per common share	129,396	133,012	134,727
Basic earnings per common share	$22.79	$25.47	$20.20
Diluted earnings per common share	$22.67	$25.31	$20.10
Number of antidilutive stock options and restricted stock awards excluded from computation	216	238	478

16. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2019, 2020, and 2021 under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2019	$2.15	$289
2020	$2.43	$322
2021	$2.73	$351

In October 2021, the Board declared a cash dividend of $0.70 per share payable on January 28, 2022 to stockholders of record on December 31, 2021 for an aggregate amount of $90 million. In February 2022, the Board declared a cash dividend of $0.7875 per share payable on April 29, 2022 to stockholders of record on March 31, 2022. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On January 11, 2022, we entered into separate accelerated stock repurchase agreements ("the January 2022 ASR Agreements"), with Mizuho Markets Americas LLC, or Mizuho, and Wells Fargo Bank, or Wells Fargo, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 18, 2021. On January 12, 2022, in accordance with the January 2022 ASR Agreements, we made a payment of $1 billion ($500 million to Mizuho and $500 million to Wells Fargo) and received an initial delivery of 2.2 million shares of our common stock (1.08 million shares each from Mizuho and Wells Fargo). In January 2022, we recorded the payments to Mizuho and Wells Fargo as a reduction to stockholders’ equity, consisting of an $850 million increase in treasury stock, which reflects the value of the initial 2.2 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflects the value of stock held back by Mizuho and Wells Fargo pending final settlement of the January 2022 ASR Agreements. The final number of shares that we may receive, or be required to remit, under the agreement, will be determined based on the daily volume-weighted average share price of our common stock over the term of the agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the agreement. We expect final settlement under the agreement to occur during the first quarter of 2022. The agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms upon certain specified events, the circumstances generally under which final settlement of the agreement may be accelerated, extended, or terminated early by Mizuho, Wells Fargo or Humana as well as various acknowledgments and representations made by the parties to each other. At final settlement, under certain circumstances, we may be entitled to receive additional shares of our common stock from Mizuho and Wells Fargo or we may be required to make a payment. If we are obligated to make payment, we may elect to satisfy such obligation in cash or shares of our common stock. Our remaining repurchase authorization was $2 billion as of February 17, 2022.

Excluding shares acquired in connection with employee stock plans, share repurchases were as follows during the years ended December 31, 2021, 2020 and 2019.

		2021		2020		2019
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
February 2021	3,000	—	$—	—	$—	—	$—
July 2019	3,000	—	—	3.80	1,750	3.40	1,000
Total repurchases		—	$—	3.80	$1,750	3.40	$1,000

In connection with employee stock plans, we acquired 0.2 million common shares for $79 million in 2021, 0.2 million common shares for $70 million in 2020, and 0.2 million common shares for $70 million in 2019.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $9.6 billion and $9.4 billion as of December 31, 2021 and 2020, respectively, which exceeded aggregate minimum regulatory requirements of $7.6 billion and $7.0 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2022 is approximately $1.5 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.6 billion in 2021, $1.3 billion in 2020, and $1.8 billion in 2019.

17. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $656 million in 2022, $310 million in 2023, $192 million in 2024, $97 million in 2025, and $52 million in 2026. Purchase obligations exclude agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2021, we were not involved in any SPE transactions.
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
Government Contracts
Our Medicare products, which accounted for approximately 82% of our total premiums and services revenue for the year ended December 31, 2021, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2022, and all of our product offerings filed with CMS for 2022 have been approved.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
CMS is phasing-in the process of calculating risk scores using diagnoses data from the Risk Adjustment Processing System, or RAPS, to diagnoses data from the Encounter Data System, or EDS. The RAPS process requires MA plans to apply a filter logic based on CMS guidelines and only submit diagnoses that satisfy those guidelines. For submissions through EDS, CMS requires MA plans to submit all the encounter data and CMS will apply the risk adjustment filtering logic to determine the risk scores. For 2021, 75% of the risk score was calculated from claims data submitted through EDS. CMS will complete the phased-in transition from RAPS to EDS by using only EDS data to calculate risk scores in 2022. The phase-in from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues, or filtering logic differences between RAPS and EDS, and could have a material adverse effect on our results of operations, financial position, or cash flows.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Our state-based Medicaid business accounted for approximately 6% of our total premiums and services revenue for the year ended December 31, 2021 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At December 31, 2021, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2021, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately six million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022, unless extended, and is subject to renewals on January 1 of each year during its term at the government's option.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Other Lawsuits and Regulatory Matters
    Our current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance, health care delivery and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, utilization management practices, pharmacy benefits, access to care, sales practices, and provision of care by our healthcare services businesses, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The operations of the recently acquired full ownership of Kindred at Home, as well as the company's strategic partnership with Welsh, Carson, Anderson & Stowe (WCAS) to develop and operate senior-focused, payor-agnostic, primary care centers are also included in the Healthcare Services segment.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $18.1 billion in 2021, $16.5 billion in 2020, and $14.9 billion in 2019. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $108 million in 2021, $127 million in 2020, and $117 million in 2019.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 83% for 2021, 83% for 2020 and 82% for 2019.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
2021
External revenues
Premiums:
Individual Medicare Advantage	$58,654	$—	$—	$—	$58,654
Group Medicare Advantage	6,955	—	—	—	6,955
Medicare stand-alone PDP	2,371	—	—	—	2,371
Total Medicare	67,980	—	—	—	67,980
Fully-insured	731	4,271	—	—	5,002
Specialty	—	1,731	—	—	1,731
Medicaid and other	5,109	—	—	—	5,109
Total premiums	73,820	6,002	—	—	79,822
Services revenue:
Home Solutions	—	—	1,166	—	1,166
Provider	—	—	413	—	413
ASO and other	23	816	—	—	839
Pharmacy	—	—	637	—	637
Total services revenue	23	816	2,216	—	3,055
Total external revenues	73,843	6,818	2,216	—	82,877
Intersegment revenues
Services	1	40	19,998	(20,039)	—
Products	—	—	9,024	(9,024)	—
Total intersegment revenues	1	40	29,022	(29,063)	—
Investment income	200	14	4	(31)	187
Total revenues	74,044	6,872	31,242	(29,094)	83,064
Operating expenses:
Benefits	64,907	4,951	—	(659)	69,199
Operating costs	6,764	1,687	29,801	(28,131)	10,121
Depreciation and amortization	436	85	177	(102)	596
Total operating expenses	72,107	6,723	29,978	(28,892)	79,916
Income (loss) from operations	1,937	149	1,264	(202)	3,148
Interest expense	—	—	—	326	326
Other income, net	—	—	—	(532)	(532)
Income before income taxes and equity in net earnings	1,937	149	1,264	4	3,354
Equity in net earnings	—	—	65	—	65
Segment earnings	$1,937	$149	$1,329	$4	$3,419
Less: noncontrolling interests	—	—	(1)	—	(1)
Segment earnings attributable to Humana	$1,937	$149	$1,328	$4	$3,418

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
2020
External revenues
Premiums:
Individual Medicare Advantage	$51,697	$—	$—	$—	$51,697
Group Medicare Advantage	7,774	—	—	—	7,774
Medicare stand-alone PDP	2,742	—	—	—	2,742
Total Medicare	62,213	—	—	—	62,213
Fully-insured	688	4,761	—	602	6,051
Specialty	—	1,699	—	—	1,699
Medicaid and other	4,223	—	—	—	4,223
Total premiums	67,124	6,460	—	602	74,186
Services revenue:
Home Solutions	—	—	107	—	107
Provider	—	—	328	—	328
ASO and other	19	780	—	—	799
Pharmacy	—	—	581	—	581
Total services revenue	19	780	1,016	—	1,815
Total external revenues	67,143	7,240	1,016	602	76,001
Intersegment revenues
Services	—	29	19,491	(19,520)	—
Products	—	—	7,928	(7,928)	—
Total intersegment revenues	—	29	27,419	(27,448)	—
Investment income	155	16	13	970	1,154
Total revenues	67,298	7,285	28,448	(25,876)	77,155
Operating expenses:
Benefits	56,537	5,529	—	(438)	61,628
Operating costs	7,402	1,818	27,395	(26,563)	10,052
Depreciation and amortization	342	81	183	(117)	489
Total operating expenses	64,281	7,428	27,578	(27,118)	72,169
Income (loss) from operations	3,017	(143)	870	1,242	4,986
Interest expense	—	—	—	283	283
Other expense, net	—	—	—	103	103
Income (loss) before income taxes and equity in net earnings	3,017	(143)	870	856	4,600
Equity in net earnings	—	—	74	—	74
Segment earnings (loss)	$3,017	$(143)	$944	$856	$4,674

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
	(in millions)
2019
External revenues
Premiums:
Individual Medicare Advantage	$43,128	$—	$—	$—	$43,128
Group Medicare Advantage	6,475	—	—	—	6,475
Medicare stand-alone PDP	3,165	—	—	—	3,165
Total Medicare	52,768	—	—	—	52,768
Fully-insured	588	5,123	—	—	5,711
Specialty	—	1,571	—	—	1,571
Medicaid and other	2,898	—	—	—	2,898
Total premiums	56,254	6,694	—	—	62,948
Services revenue:
Home Solutions	—	—	140	—	140
Provider	—	—	306	—	306
ASO and other	17	790	—	—	807
Pharmacy	—	—	186	—	186
Total services revenue	17	790	632	—	1,439
Total external revenues	56,271	7,484	632	—	64,387
Intersegment revenues
Services	—	18	18,255	(18,273)	—
Products	—	—	6,894	(6,894)	—
Total intersegment revenues	—	18	25,149	(25,167)	—
Investment income	195	23	2	281	501
Total revenues	56,466	7,525	25,783	(24,886)	64,888
Operating expenses:
Benefits	48,602	5,758	—	(503)	53,857
Operating costs	5,306	1,651	24,852	(24,428)	7,381
Depreciation and amortization	323	88	156	(109)	458
Total operating expenses	54,231	7,497	25,008	(25,040)	61,696
Income from operations	2,235	28	775	154	3,192
Interest expense	—	—	—	242	242
Other income, net	—	—	—	(506)	(506)
Income before income taxes and equity in net earnings	2,235	28	775	418	3,456
Equity in net earnings	—	—	14	—	14
Segment earnings	$2,235	$28	$789	$418	$3,470

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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Reinsurance recoverables, included in other current and long-term assets, were $188 million at December 31, 2021 and $194 million at December 31, 2020. The amount of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately $188 million at December 31, 2021 and approximately $193 million at December 31, 2020. Premiums ceded were $6 million in 2021, $29 million in 2020 and $1 billion in 2019. Benefits ceded were $2 million in 2021, $7 million in 2020, and $881 million in 2019. Ceded premium and benefits in 2019 reflect the activity associated with ceding all risk under a Medicaid contract to a third party reinsurer. The reinsurance agreement ceding all risk under the Medicaid contract was terminated effective January 1, 2020.
We evaluate the financial condition of our reinsurers on a regular basis. Protective Life Insurance Company with $169 million in reinsurance recoverables is well-known and well-established with a AM Best rating of A+ at December 31, 2021. The remaining reinsurance recoverables of $19 million are divided between 10 other reinsurers, with $2 million subject to funds withheld accounts or other financial guarantees supporting the repayment of these amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flow for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Kindred at Home from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Kindred at Home from our audit of internal control over financial reporting. Kindred at Home is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Valuation of Incurred but not yet Reported Benefits Payable

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s incurred but not yet reported benefits payable (IBNR) was $5.7 billion as of December 31, 2021. Management develops its estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a greater probability of being adequate versus being insufficient, or such that the liabilities established for IBNR are sufficient to cover obligations under an assumption of moderately adverse conditions. As described by management, for the periods prior to the most recent two months, a completion factor method uses historical paid claims patterns to estimate the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. Changes in claim inventory levels and known changes in claim payment processes are taken into account in these estimates. For the most recent two months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from historical experience in the preceding months, adjusted for known changes in estimates of hospital admissions, recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix and workday seasonality.

The principal considerations for our determination that performing procedures relating to the valuation of IBNR is a critical audit matter are the significant judgment by management when developing the estimate of IBNR, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the actuarial methodologies and significant assumptions related to completion factors, per member per month claims trends, and the potential for moderately adverse conditions. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

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

Goodwill Impairment Assessments – Provider and Home Solutions Reporting Units

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $11.1 billion as of December 31, 2021, and the goodwill associated with the Provider and Home Solutions Reporting Units was $0.9 billion and $6.6 billion, respectively. Management conducts an impairment test in the fourth quarter of each year and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Management relies on an evaluation of future discounted cash flows analysis to determine fair value and uses discount rates that correspond to a market-based weighted-average cost of capital, and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in management’s cash flow projections, including revenue growth rates, medical and operating cost trends, and projected operating income, are supported with management’s long-range business plan and annual planning process.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Provider and Home Solutions reporting units is a critical audit matter are the significant judgment by management when determining the fair value of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue and terminal growth rates, projected operating income, and the discount rates. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the significant assumptions used in the valuation of the Provider and Home Solutions reporting units. These procedures also included, among others, testing management's process for determining the fair value estimate of the reporting units; evaluating the appropriateness of the discounted cash flows analysis; testing the completeness and accuracy of underlying data used in the analysis; and evaluating the reasonableness of the significant assumptions used by management related to the revenue and terminal growth rates, projected operating income, and the discount rates. Evaluating management’s assumptions related to revenue and terminal growth rates and projected operating income involved considering the past performance of the reporting units and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flows analysis and the reasonableness of the significant assumptions related to the terminal growth rates and the discount rates.

Acquisition of Kindred at Home – Valuation of Certificate of Need Intangible Assets

As described in Notes 3, 6 and 9 to the consolidated financial statements, in August 2021, the Company acquired the remaining 60% interest in Kindred at Home for an enterprise value of $8.2 billion, which resulted in $1.8 billion of certificate of need intangible assets being recorded. Management developed its estimate of the fair value of the certificate of need intangible assets acquired based on the income approach, which involved the use of inputs and significant assumptions including historical revenues and earnings, long-term growth rate, discount rate, contributory asset charges and future tax rates, among others.

The principal considerations for our determination that performing procedures relating to the valuation of the Kindred at Home certificate of need intangible assets acquired is a critical audit matter are the significant judgment by management when developing the fair value, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to long-term growth rate and discount rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the valuation methodologies and the development of significant assumptions related to the valuation of the certificate of need intangible assets, including long-term growth rate and discount rate. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of certificate of need intangible assets. Testing management’s process included evaluating the appropriateness of the income method and the reasonableness of the significant assumptions related to long-term growth rate and discount rate. Evaluating the reasonableness of the long-term growth rate involved considering the past performance of the acquired business, the Company’s historical results, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the income method and the reasonableness of significant assumptions related to the long-term growth rate and discount rate.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 17, 2022

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
Based on our evaluation as of December 31, 2021, which excluded the impact of the acquisition of Kindred at Home, or KAH, discussed below, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
On August 17, 2021, we acquired the remaining 60% interest in KAH. We excluded KAH in our evaluation of internal controls over financial reporting and related disclosure controls and procedures. Total KAH assets and revenues excluded from our evaluation represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which excluded the impact of the acquisition of KAH mentioned above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting, which excluded the impact of the acquisition of KAH mentioned above, as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on pages 122-125.
Changes in Internal Control over Financial Reporting
Other than the KAH acquisition mentioned above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2022 appearing under the caption “Proposal One: Election of Directors” in such Definitive Proxy Statement.
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
Additional information about these items can be found in, and is incorporated by reference to, our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2022.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2022 appearing under the caption “Corporate Governance – Audit Committee” of such Definitive Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2022 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2022.

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

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2021 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	309,603	$339.080	$16,039,025	(2)(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	309,603	$339.080	$16,039,025
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
(4)Of the number listed above, 5,263,632 (1,503,912 from the 2011 Plan and 3,759,720 from the Amended and Restated Plan) can be issued as restricted stock at December 31, 2021 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan and 3.35 stock options in the Amended and Restated Plan).
The information under the captions “Stock Ownership Information - Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Stock Ownership Information - Security Ownership of Directors and Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2022, is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2022 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Director Independence” of such Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 21, 2022 appearing under the caption “Audit Committee Report” of such Definitive Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, Report of Independent Registered Public Accounting Firm (PCAOB ID 238), financial statement schedules and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedules are included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019

	Schedule II	Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019
All other schedules have been omitted because they are not applicable.
(3)Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	Humana Inc. Amended and Restated By-Laws of Humana Inc., effective as of December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 14, 2017).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-05975).

(b)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(c)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006, Req. No. 333-132878).

(d)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 13 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(e)	Fifth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(f)	Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(g)	Eighth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(h)	Ninth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(i)	Tenth Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(j)	Eleventh Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(k)	Thirteenth Supplemental Indenture, dated December 21, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on December 21, 2017).

(l)	Fourteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(m)	Fifteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(n)
Sixteenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(o)	Seventeenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(p)	Eighteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(q)	Nineteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(r)	Twentieth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(s)	Description of Securities (incorporated herein by reference to Exhibit 4(o) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10(a)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(b)*	Humana Inc. Executive Incentive Compensation Plan, as amended and restated January 1, 2020 (incorporated herein by reference to Exhibit 10(b) to Humana Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

(c)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05975).

(d)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(e)*	Humana Inc. Executive Severance Policy, effective as of March 1, 2019 (incorporated herein by reference to Exhibit 10(f) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(f)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(g)*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 18, 2011).

(h)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-05975).

(i)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(j)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(k)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013).

(l)
Five-Year $2.5 Billion Amended and Restated Credit Agreement, dated as of June 4, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. and Goldman Sachs Bank USA as Syndication Agents, Citibank, N.A., PNC Capital Markets LLC, National Association, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Goldman Sachs Bank USA, Citibank, N.A., PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on June 4, 2021).

(m)	364-Day $1.5 Billion Revolving Credit Agreement, dated as of June 4, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. and Goldman Sachs Bank USA as Syndication Agents, Citibank, N.A., PNC Capital Markets LLC, National Association, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Goldman Sachs Bank USA, Citibank N.A., PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on June 4, 2021).

(n)	$2.0 Billion Term Loan Credit Agreement, dated as of October 29, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A., as Syndication Agent, PNC Capital Markets LLC, U.S. Bank, National Association, Wells Fargo Securities, LLC, Citibank, N.A., and Truist Bank, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., PNC Capital Markets LLC, U.S. Bank, National Association, Wells Fargo Securities, LLC, Citibank, N.A., and Truist Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

(o)	$500 Million Delayed Draw Term Loan Credit Agreement, dated as of May 28, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. and Goldman Sachs Bank USA as Syndication Agents, Citibank, N.A., PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and Goldman Sachs Bank USA, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on June 4, 2021).

(p)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(q)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(r)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(s)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(t)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(u)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(v)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-05975).

(w)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(x)*	Amended and Restated Employment Agreement, dated as of February 27, 2014, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on February 28, 2014).

(y)*	Amendment to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated July 2, 2015 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on July 9, 2015).

(z)*	Amendment No. 2, dated as of August 16, 2018, to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated as of February 27, 2014 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.s Current Report on Form 8-K, filed on August 20, 2018).

(aa)*	Humana Inc. Change in Control Policy, effective March 1, 2019 (incorporated herein by reference to Exhibit 10(aa) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(bb)	Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 7, 2014).

(cc)	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(dd)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(ee)*	Form of Company's Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(gg) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(ff)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(hh) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(gg)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(ii) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(hh)*	Humana Inc. Compensation Recoupment Policy, effective February 21, 2019 (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(ii)*	Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 18, 2019).

(jj)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(kk)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(ll)*	Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(mm)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(nn)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(oo)*
Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

(pp)*
Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(oo) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

(qq)*
Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(pp) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

(rr)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10(qq) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

(ss)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (with retirement provisions) (incorporated herein by reference to Exhibit 10(rr) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

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
101    The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2021, 2020, and 2019; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104     Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*Exhibits 10(a) through and including 10(k), and Exhibits 10(w) through and including 10(aa), as well as Exhibits 10(cc) through and including Exhibit 10(ss) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$906	$436
Investment securities	428	336
Receivable from operating subsidiaries	1,316	1,187
Other current assets	545	763
Total current assets	3,195	2,722
Property and equipment, net	2,223	1,774
Investments in subsidiaries	26,885	17,005
Equity method investment	52	1,147
Long-term investment securities	207	836
Other long-term assets	407	686
Total assets	$32,969	$24,170
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$2,056	$1,342
Current portion of notes payable to operating subsidiaries	36	36
Book overdraft	68	120
Short-term debt	1,953	600
Other current liabilities	1,460	1,438
Total current liabilities	5,573	3,536
Long-term debt	10,541	6,060
Other long-term liabilities	775	846
Total liabilities	16,889	10,442
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at December 31, 2021 and December 31, 2020	33	33
Capital in excess of par value	3,082	2,705
Retained earnings	23,086	20,517
Accumulated other comprehensive income (loss)	42	391
Treasury stock, at cost, 69,846,758 shares at December 31, 2021 and 69,787,914 shares at December 31, 2020	(10,163)	(9,918)
Total stockholders’ equity	16,080	13,728
Total liabilities and stockholders’ equity	$32,969	$24,170
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,633	$2,216	$1,789
Investment and other (loss) income, net	(266)	763	28
	1,367	2,979	1,817
Expenses:
Operating costs	1,404	2,204	1,577
Depreciation	488	397	387
Interest	313	283	242
	2,205	2,884	2,206
Other (income) expense, net	(672)	60	(506)
(Loss) income before income taxes and equity in net earnings of subsidiaries	(166)	35	117
(Benefit) provision for income taxes	(259)	18	27
Income before equity in net earnings of subsidiaries	93	17	90
Equity in net earnings of subsidiaries	2,761	3,269	2,603
Equity in net earnings of Kindred at Home	79	81	14
Net income	$2,933	$3,367	$2,707
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2021	2020	2019
	(in millions)
Net income attributable to Humana	$2,933	$3,367	$2,707
Other comprehensive income (loss):
Change in gross unrealized investment (losses) gains	(356)	393	450
Effect of income taxes	81	(89)	(105)
Total change in unrealized investment (losses) gains, net of tax	(275)	304	345
Reclassification adjustment for net realized gains included in investment income	(103)	(90)	(34)
Effect of income taxes	23	20	8
Total reclassification adjustment, net of tax	(80)	(70)	(26)
Other comprehensive (loss) income, net of tax	(355)	234	319
Comprehensive income (loss) attributable to our equity method investment in Kindred at Home	6	1	(4)
Comprehensive income	$2,584	$3,602	$3,022
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2021	2020	2019
	(in millions)
Net cash provided by operating activities	$2,853	$2,531	$3,529
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,187)	(709)	—
Capital contributions to operating subsidiaries	(2,580)	(538)	(423)
Purchases of investment securities	(200)	(460)	(204)
Proceeds from sale of investment securities	71	13	15
Maturities of investment securities	122	411	134
Purchases of property and equipment, net	(958)	(785)	(585)
Net cash used in investing activities	(7,732)	(2,068)	(1,063)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	2,953	1,088	987
Repayment of senior notes	—	(400)	(400)
Proceeds (repayments) from issuance of commercial paper, net	352	295	(360)
Proceeds from term loan	2,500	1,000	—
Repayment of term loan	—	(1,000)	(650)
Change in book overdraft	(52)	80	2
Common stock repurchases	(79)	(1,820)	(1,070)
Dividends paid	(354)	(323)	(291)
Proceeds from stock option exercises and other	29	47	57
Net cash provided by (used in) financing activities	5,349	(1,033)	(1,725)
Increase (decrease) in cash and cash equivalents	470	(570)	741
Cash and cash equivalents at beginning of year	436	1,006	265
Cash and cash equivalents at end of year	$906	$436	$1,006
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.6 billion in 2021, $1.3 billion in 2020, and $1.8 billion in 2019.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $9.6 billion and $9.4 billion as of December 31, 2021 and 2020, respectively, which exceeded aggregate minimum regulatory requirements of $7.6 billion and $7.0 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2022 is approximately $1.5 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.6 billion in 2021, $1.3 billion in 2020, and $1.8 billion in 2019.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).

4. ACQUISITIONS
Refer to Note 3 of the notes to consolidated financial statements in this Annual Report on Form 10-K for a description of certain acquisitions. During 2021, 2020 and 2019, we funded certain non-regulated subsidiary acquisitions with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.

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

Humana Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020, and 2019
(in millions)

		Additions
	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts (1)	Deductions or Write-offs	Balance at End of Period
Allowance for loss on receivables:
2021	$72	$21	$(3)	$(7)	$83
2020	69	36	(1)	(32)	72
2019	79	(1)	—	(9)	69
Deferred tax asset valuation allowance:
2021	(37)	(28)	—	—	(65)
2020	(45)	8	—	—	(37)
2019	(54)	9	—	—	(45)
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

HUMANA INC.

By:	/s/ SUSAN M. DIAMOND
Susan M. Diamond
Chief Financial Officer (Principal Financial Officer)

Date:	February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SUSAN M. DIAMOND	Chief Financial Officer (Principal Financial Officer)	February 17, 2022
Susan M. Diamond

/s/ CYNTHIA H. ZIPPERLE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 17, 2022
Cynthia H. Zipperle

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 17, 2022
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 17, 2022
Kurt J. Hilzinger

/s/ RAQUEL C. BONO, M.D.	Director	February 17, 2022
Raquel C. Bono, M.D.

/s/ FRANK A. D’AMELIO	Director	February 17, 2022
Frank A. D’Amelio

/s/ WAYNE A. I. FREDERICK, M.D.	Director	February 17, 2022
Wayne A. I. Frederick, M.D.

/s/ JOHN W. GARRATT	Director	February 17, 2022
John W. Garratt

/s/ DAVID A. JONES, JR.	Director	February 17, 2022
David A. Jones, Jr.

/s/ KAREN W. KATZ	Director	February 17, 2022
Karen W. Katz

/s/ MARCY S. KLEVORN	Director	February 17, 2022
Marcy S. Klevorn

/s/ WILLIAM J. MCDONALD	Director	February 17, 2022
William J. McDonald

/s/ JORGE S. MESQUITA	Director	February 17, 2022
Jorge S. Mesquita

/s/ JAMES J. O’BRIEN	Director	February 17, 2022
James J. O’Brien

/s/ MARISSA T. PETERSON	Director	February 17, 2022
Marissa T. Peterson