Form 10-Q
period 2022-03-31
HUMANA INC
filed 2022-04-27
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2022
$0.16 2/3 par value	126,493,402 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2022

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,864	$3,394
Investment securities	13,092	13,192
Receivables, less allowance for doubtful accounts of $69 in 2022 and $83 in 2021	3,174	1,814
Other current assets	5,710	6,493
Total current assets	26,840	24,893
Property and equipment, net	3,189	3,073
Long-term investment securities	392	780
Equity method investments	138	141
Goodwill	11,139	11,092
Other long-term assets	4,610	4,379
Total assets	$46,308	$44,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$9,378	$8,289
Trade accounts payable and accrued expenses	5,859	4,509
Book overdraft	317	326
Unearned revenues	288	254
Short-term debt	1,690	1,953
Total current liabilities	17,532	15,331
Long-term debt	11,285	10,541
Other long-term liabilities	2,149	2,383
Total liabilities	30,966	28,255
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,648,742 shares issued at March 31, 2022 and December 31, 2021	33	33
Capital in excess of par value	3,103	3,082
Retained earnings	23,915	23,086
Accumulated other comprehensive (loss) income	(572)	42
Treasury stock, at cost, 72,155,340 shares at March 31, 2022 and 69,846,758 shares at December 31, 2021	(11,160)	(10,163)
Noncontrolling interests	23	23
Total stockholders’ equity	15,342	16,103
Total liabilities and stockholders’ equity	$46,308	$44,358
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2022	2021
	(in millions, except per share results)
Revenues:
Premiums	$22,703	$20,124
Services	1,264	466
Investment income	3	78
Total revenues	23,970	20,668
Operating expenses:
Benefits	19,625	17,296
Operating costs	2,886	2,007
Depreciation and amortization	170	142
Total operating expenses	22,681	19,445
Income from operations	1,289	1,223
Interest expense	90	68
Other (income) expense, net	(21)	115
Income before income taxes and equity in net earnings	1,220	1,040
Provision for income taxes	286	233
Equity in net (losses) earnings	(4)	21
Net income	$930	$828
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to Humana	$930	$828
Basic earnings per common share	$7.32	$6.42
Diluted earnings per common share	$7.29	$6.39
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2022	2021
	(in millions)
Net income attributable to Humana	$930	$828
Other comprehensive income:
Change in gross unrealized investment (losses) gains	(769)	(320)
Effect of income taxes	176	73
Total change in unrealized investment (losses) gains, net of tax	(593)	(247)
Reclassification adjustment for net realized gains	(27)	(55)
Effect of income taxes	6	13
Total reclassification adjustment, net of tax	(21)	(42)
Other comprehensive loss, net of tax	(614)	(289)
Comprehensive (loss) income attributable to equity method investments	—	6
Comprehensive income attributable to Humana	$316	$545
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended March 31, 2022
Balances, December 31, 2021	198,649	$33	$3,082	$23,086	$42	$(10,163)	$23	$16,103
Net income				930			—	930
Other comprehensive loss					(614)			(614)
Common stock repurchases	—		—			(1,024)		(1,024)
Dividends and dividend equivalents			—	(101)				(101)
Stock-based compensation			43					43
Restricted stock unit vesting	—	—	(24)			24		—
Stock option exercises	—	—	2			3		5
Balances, March 31, 2022	198,649	$33	$3,103	$23,915	$(572)	$(11,160)	$23	$15,342

Three months ended March 31, 2021
Balances, December 31, 2020	198,649	$33	$2,705	$20,517	$391	$(9,918)	$—	$13,728
Net income				828			—	828
Other comprehensive loss					(283)			(283)
Common stock repurchases	—		—			(30)		(30)
Dividends and dividend equivalents			—	(93)				(93)
Stock-based compensation			39					39
Restricted stock unit vesting	—	—	(33)			33		—
Stock option exercises	—	—	1			—		1
Balances, March 31, 2021	198,649	$33	$2,712	$21,252	$108	$(9,915)	$—	$14,190
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$930	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on investment securities, net	76	(10)
Equity in net losses (earnings)	4	(21)
Stock-based compensation	43	39
Depreciation	181	153
Amortization	24	15
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(1,360)	(1,049)
Other assets	(628)	(1,095)
Benefits payable	1,089	466
Other liabilities	(103)	(151)
Unearned revenues	34	7
Other	12	(19)
Net cash provided by (used in) operating activities	302	(837)
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(74)	(123)
Purchases of property and equipment, net	(295)	(290)
Purchases of investment securities	(2,161)	(3,720)
Proceeds from maturities of investment securities	588	692
Proceeds from sales of investment securities	1,294	1,953
Net cash used in investing activities	(648)	(1,488)
Cash flows from financing activities
Receipts from contract deposits, net	2,475	1,015
Proceeds from issuance of senior notes, net	744	—
(Repayments) proceeds from issuance of commercial paper, net	(265)	603
Debt issue costs	(1)	—
Change in book overdraft	(9)	23
Common stock repurchases	(1,024)	(30)
Dividends paid	(91)	(83)
Other	(13)	1
Net cash provided by financing activities	1,816	1,529
Increase (decrease) in cash and cash equivalents	1,470	(796)
Cash and cash equivalents at beginning of period	3,394	4,673
Cash and cash equivalents at end of period	$4,864	$3,877

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the three months ended March 31,
	2022	2021
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$67	$40
Income tax payments, net	$(20)	$(1)
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$84	$264
Less: Fair value of liabilities assumed	(10)	(141)
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$74	$123
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2021, that was filed with the Securities and Exchange Commission, or the SEC, on February 17, 2022. We refer to the Form 10-K as the “2021 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill and indefinite-lived intangible assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. Refer to Note 2 to the consolidated financial statements included in our 2021 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-essential care have resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During the first quarter of 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.

Sale of Hospice and Personal Care Divisions

On April 21, 2022, we signed a definitive agreement with private investment firm Clayton, Dubilier & Rice, or CD&R, to divest a 60% interest in the Hospice and Personal Care divisions of Humana’s Kindred at Home subsidiary, or KAH Hospice, at an enterprise valuation of $3.4 billion. These divisions include patient-centered services for Hospice, Palliative, Community and Personal Care. Under the agreement, we will receive cash proceeds of approximately $2.8 billion, which includes a combination of debt repayments from KAH Hospice to Humana and equity proceeds from the 60% interest purchased by CD&R.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The transaction is expected to close in the third quarter of 2022 and is subject to customary state and federal regulatory approvals.

Revenue Recognition

Our revenues include premium and service revenues. Service revenues include administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For more information about our revenues, refer to Note 2 to the consolidated financial statements included in our 2021 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. See Note 14 for disaggregation of revenue by segment and type.
At March 31, 2022, accounts receivable related to services were $481 million. For the three months ended March 31, 2022, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at March 31, 2022.
For the three months ended March 31, 2022, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in, assumptions. The new guidance, limited to our Medicare supplement product which represent less than 1% of consolidated premiums and services revenue, is effective for us beginning with annual and interim periods in 2023 and, using a modified retrospective approach, is to be applied to contracts in force on the basis of their existing carrying value amounts at the beginning of the earliest period presented. We are currently evaluating the impact on our results of operations, financial position and cash flows.

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
During 2022 and 2021, we acquired various health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired in 2022 and 2021 have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2022 and 2021 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2022 and December 31, 2021, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$621	$—	$(33)	$588
Mortgage-backed securities	3,326	2	(256)	3,072
Tax-exempt municipal securities	796	3	(18)	781
Mortgage-backed securities:
Residential	480	—	(30)	450
Commercial	1,570	1	(58)	1,513
Asset-backed securities	1,579	2	(18)	1,563
Corporate debt securities	5,668	12	(347)	5,333
Total debt securities	$14,040	$20	$(760)	13,300
Common stock				184
Total investment securities				$13,484

December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$611	$1	$(10)	$602
Mortgage-backed securities	3,265	33	(69)	3,229
Tax-exempt municipal securities	810	33	(2)	841
Mortgage-backed securities:
Residential	373	—	(6)	367
Commercial	1,394	27	(11)	1,410
Asset-backed securities	1,346	6	(4)	1,348
Corporate debt securities	5,641	118	(59)	5,700
Total debt securities	$13,440	$218	$(161)	13,497
Common stock				475
Total investment securities				$13,972

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at March 31, 2022 and December 31, 2021, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$110	$(5)	$453	$(28)	$563	$(33)
Mortgage-backed securities	1,112	(75)	1,915	(181)	3,027	(256)
Tax-exempt municipal securities	36	(3)	418	(15)	454	(18)
Mortgage-backed securities:
Residential	383	(22)	67	(8)	450	(30)
Commercial	390	(20)	1,060	(38)	1,450	(58)
Asset-backed securities	614	(12)	615	(6)	1,229	(18)
Corporate debt securities	1,879	(132)	2,413	(215)	4,292	(347)
Total debt securities	$4,524	$(269)	$6,941	$(491)	$11,465	$(760)

December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$201	$(3)	$355	$(7)	$556	$(10)
Mortgage-backed securities	2,082	(49)	556	(20)	2,638	(69)
Tax-exempt municipal securities	68	(1)	34	(1)	102	(2)
Mortgage-backed securities:
Residential	358	(6)	8	—	366	(6)
Commercial	295	(4)	400	(7)	695	(11)
Asset-backed securities	530	(3)	425	(1)	955	(4)
Corporate debt securities	1,456	(28)	769	(31)	2,225	(59)
Total debt securities	$4,990	$(94)	$2,547	$(67)	$7,537	$(161)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at March 31, 2022. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,215 positions out of a total of approximately 1,760 positions at March 31, 2022. All issuers of debt securities we own that were trading at an unrealized loss at March 31, 2022 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At March 31, 2022, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three months ended March 31, 2022 and 2021.
The detail of (losses) gains related to investment securities and included within investment income was as follows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in millions)
Gross gains on investment securities	$33	$95
Gross losses on investment securities	(1)	—
Gross gains on equity securities	—	2
Gross losses on equity securities	(108)	(87)
Net recognized (losses) gains on investment securities	$(76)	$10
The gains and losses related to equity securities for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
	(in millions)
Net losses recognized on equity securities during the period	$(108)	$(85)
Less: Net losses recognized on equity securities sold during the period	(59)	—
Unrealized losses recognized on equity securities still held at the end of the period	$(49)	$(85)
The contractual maturities of debt securities available for sale at March 31, 2022, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$437	$438
Due after one year through five years	2,297	2,240
Due after five years through ten years	3,077	2,849
Due after ten years	1,274	1,175
Mortgage and asset-backed securities	6,955	6,598
Total debt securities	$14,040	$13,300

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2022 and December 31, 2021, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2022
Cash equivalents	$4,482	$4,482	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	588	—	588	—
Mortgage-backed securities	3,072	—	3,072	—
Tax-exempt municipal securities	781	—	781	—
Mortgage-backed securities:
Residential	450	—	450	—
Commercial	1,513	—	1,513	—
Asset-backed securities	1,563	—	1,563	—
Corporate debt securities	5,333	—	5,253	80
Total debt securities	13,300	—	13,220	80
Common stock	184	184	—	—
Total invested assets	$17,966	$4,666	$13,220	$80

December 31, 2021
Cash equivalents	$3,322	$3,322	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	602	—	602	—
Mortgage-backed securities	3,229	—	3,229	—
Tax-exempt municipal securities	841	—	841	—
Mortgage-backed securities:
Residential	367	—	367	—
Commercial	1,410	—	1,410	—
Asset-backed securities	1,348	—	1,348	—
Corporate debt securities	5,700	—	5,632	68
Total debt securities	13,497	—	13,429	68
Common stock	475	475	—	—
Total invested assets	$17,294	$3,797	$13,429	$68

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our Level 3 assets had a fair value of $80 million at March 31, 2022 , or 0.4% of our total invested assets. During the year ended March 31, 2022, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

For the three months ended March 31, 2022
Private Placements
(in millions)
Beginning balance at January 1	$68
Total gains or losses:
Realized in earnings	—
Unrealized in other comprehensive income	(4)
Purchases	17
Sales	(1)
Settlements	—
Balance at March 31	$80
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $9.8 billion at March 31, 2022 and $9.0 billion at December 31, 2021. The fair value of our senior notes debt was $10.0 billion at March 31, 2022 and $10.0 billion at December 31, 2021. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. The term loan and commercial paper borrowings were $3.2 billion as of March 31, 2022 and $3.5 billion as of December 31, 2021.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
Effective April 27, 2021, with the signing of the definitive agreement to acquire the remaining 60% interest of KAH, the respective put and call options were terminated. As such, the $63 million put and $440 million call fair values as of March 31, 2021 were subsequently reduced to zero, resulting in $377 million in "Other (income) expense, net" in our consolidated statements of income for the year ended December 31, 2021. The change in fair value of the put and call options included within other long-term liabilities and other long-term assets, respectively, at March 31, 2021 was reflected as "Other (income) expense, net" in our consolidated statements of income for the three months ended March 31, 2021.

The put and call options fair values associated with our Primary Care Organization strategic partnership with WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period. The put and call options fair values were $182 million and $14 million, respectively, at March 31, 2022. The put and call options fair values, derived from the Monte Carlo simulation, were $202 million and $13 million, respectively, at December 31, 2021.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2022	December 31, 2021
Annualized volatility	22.9%	22.4%
Credit spread	1.4%	0.9%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	12.5%	12.5%
Long term growth rate	3.0%	3.0%

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
Other than the assets acquired and liabilities assumed in the KAH and other acquisitions in Note 3, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2022.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2021 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2022 and December 31, 2021. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	March 31, 2022		December 31, 2021
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$139	$997	$363	$1,894
Trade accounts payable and accrued expenses	(52)	(2,046)	(68)	(466)
Net current asset (liability)	87	(1,049)	295	1,428
Other long-term assets	310	—	5	—
Other long-term liabilities	(221)	—	(194)	—
Net long-term asset (liability)	89	—	(189)	—
Total net asset (liability)	$176	$(1,049)	$106	$1,428

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2022 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2022	$1,933	$261	$8,898	$11,092
Acquisitions	10	—	37	47
Balance at March 31, 2022	$1,943	$261	$8,935	$11,139
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2022 and December 31, 2021.

		March 31, 2022			December 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,771	$—	$1,771	$1,771	$—	$1,771
Medicare licenses	Indefinite	522	—	522	522	—	522
Customer contracts/ relationships	9.4 years	912	634	278	883	620	263
Trade names and technology	7.0 years	159	100	59	160	97	63
Provider contracts	11.6 years	72	58	14	72	57	15
Noncompetes and other	6.8 years	37	30	7	35	30	5
Total other intangible assets	9.2 years	$3,473	$822	$2,651	$3,443	$804	$2,639
    For the three months ended March 31, 2022 and 2021, amortization expense for other intangible assets was approximately $18 million and $15 million, respectively. The following table presents our estimate of amortization expense remaining for 2022 and each of the five next succeeding years:

(in millions)
For the years ending December 31,
2022	$52
2023	55
2024	48
2025	46
2026	34
2027	25

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable was as follows for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
	(in millions)
Balances, beginning of period	$8,289	$8,143
Acquisitions	—	42
Incurred related to:
Current year	19,985	17,851
Prior years	(360)	(555)
Total incurred	19,625	17,296
Paid related to:
Current year	(12,284)	(10,842)
Prior years	(6,252)	(5,988)
Total paid	(18,536)	(16,830)
Balances, end of period	$9,378	$8,651
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
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of March 31, 2022 and 2021, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
	(in millions)
Balances, beginning of period	$7,675	$7,428
Acquisitions	—	42
Incurred related to:
Current year	19,078	16,762
Prior years	(328)	(463)
Total incurred	18,750	16,299
Paid related to:
Current year	(11,882)	(10,330)
Prior years	(5,741)	(5,401)
Total paid	(17,623)	(15,731)
Balances, end of period	$8,802	$8,038
At March 31, 2022, benefits payable for our Retail segment included IBNR of approximately $5.3 billion, primarily associated with claims incurred in 2022.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment was as follows for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
	(in millions)
Balances, beginning of period	$614	$715
Incurred related to:
Current year	1,078	1,237
Prior years	(32)	(92)
Total incurred	1,046	1,145
Paid related to:
Current year	(573)	(660)
Prior years	(511)	(587)
Total paid	(1,084)	(1,247)
Balances, end of period	$576	$613
At March 31, 2022, benefits payable for our Group and Specialty segment included IBNR of approximately $492 million, primarily associated with claims incurred in 2022.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$930	$828
Weighted average outstanding shares of common stock used to compute basic earnings per common share	126,938	128,931
Dilutive effect of:
Employee stock options	40	52
Restricted stock	496	568
Shares used to compute diluted earnings per common share	127,474	129,551
Basic earnings per common share	$7.32	$6.42
Diluted earnings per common share	$7.29	$6.39
Number of antidilutive stock options and restricted stock excluded from computation	626	531

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2021 and 2022 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2021 payments
12/31/2020	1/29/2021	$0.6250	$81
3/31/2021	4/30/2021	0.7000	90
6/30/2021	7/30/2021	0.7000	90
9/30/2021	10/29/2021	0.7000	90
2022 payments
12/31/2021	1/28/2022	$0.7000	$90
In February 2022, the Board declared a cash dividend of $0.7875 per share payable on April 29, 2022 to stockholders of record on March 31, 2022. In April 2022, the Board declared a cash dividend of $0.7875 per share payable on July 29, 2022 to stockholders of record on June 30, 2022. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

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
On January 11, 2022, we entered into separate accelerated stock repurchase agreements, the January 2022 ASR Agreements, with Mizuho Markets Americas LLC, or Mizuho, and Wells Fargo Bank, or Wells Fargo, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 18, 2021. On January 12, 2022, in accordance with the January 2022 ASR Agreements, we made a payment of $1 billion ($500 million to Mizuho and $500 million to Wells Fargo) and received an initial delivery of 2.2 million shares of our common stock (1.08 million shares each from Mizuho and Wells Fargo). In January 2022, we recorded the payments to Mizuho and Wells Fargo as a reduction to stockholders’ equity, consisting of an $850 million increase in treasury stock, which reflects the value of the initial 2.2 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflects the value of stock held back by Mizuho and Wells Fargo pending final settlement of the January 2022 ASR Agreements. Upon final settlement of the January 2022 ASR Agreements with Mizuho and Wells Fargo on March 29, 2022 and March 30, 2022, respectively, we received an additional 0.1 million shares and 0.1 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $410.96 and $411.66, respectively, bringing the total shares received under the January 2022 ASR Agreements to 2.4 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Mizuho and Wells Fargo from capital in excess of par value to treasury stock. Our remaining repurchase authorization was $2 billion as of April 26, 2022.
In connection with employee stock plans, we acquired 0.06 million common shares for $24 million and 0.08 million common shares for $30 million during the three months ended March 31, 2022 and 2021, respectively.

11. INCOME TAXES
The effective income tax rate was 23.5% and 22.0% for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily due to the favorable tax treatment we incurred during the 2021 period related to our equity method investment activity that did not occur during the 2022 period.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in millions)
Short-term debt:
Commercial paper	$691	$955
Senior notes:
$600 million, 3.150% due December 1, 2022	600	599
$400 million, 2.900% due December 15, 2022	399	399
Total senior notes	999	998
Total short-term debt	$1,690	$1,953

Long-term debt:
Senior notes:
$1.5 billion, 0.650% due August 3, 2023	1,494	1,492
$600 million, 3.850% due October 1, 2024	598	598
$600 million, 4.500% due April 1, 2025	596	596
$750 million, 1.350% due February 3, 2027	742	742
$600 million, 3.950% due March 15, 2027	596	596
$750 million, 3.700% due March 23, 2029	741	—
$500 million, 3.125% due August 15, 2029	496	496
$500 million, 4.875% due April 1, 2030	495	495
$750 million, 2.150% due February 3, 2032	741	741
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	396	395
$500 million, 3.950% due August 15, 2049	493	493
Total senior notes	8,785	8,041
Term loans:
Term loan, due October 29, 2023	2,000	2,000
Delayed draw term loan, due May 28, 2024	500	500
Total term loans	2,500	2,500
Total long-term debt	$11,285	$10,541
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In March 2022, we issued $750 million of 3.700% unsecured senior notes due March 23, 2029. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $744 million. We used the net proceeds for general corporate purposes, which included the repayment of existing indebtedness, including borrowings under our commercial paper program.
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

In August 2021, we borrowed $500 million under the delayed draw term loan agreement, which was used, in combination with other debt financing, to fund the approximate $5.8 billion transaction price of Kindred at Home. The term loan credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 45.8% as measured in accordance with the term loan credit agreement as of March 31, 2022.

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

Loans under the October 2021 Term Loan Agreement bear interest at adjusted Term SOFR, as defined in the October 2021 Term Loan Agreement, or the base rate plus a spread. The applicable margin, currently 112.5 basis points, varies depending on our credit ratings ranging from 87.5 to 137.5 basis points. The loans under the October 2021 Term Loan Agreement will mature on October 29, 2023. The October 2021 Term Loan Agreement contains customary covenants, including a maximum debt to capitalization financial condition covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 45.8% as measured in accordance with the term loan credit agreement as of March 31, 2022. We have other relationships, including financial advisory and banking, with some parties to the October 2021 Term Loan Agreement.

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
The terms of the revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 45.8% as measured in accordance with the revolving credit agreements as of March 31, 2022. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $750 million in the aggregate, to a maximum of $4.75 billion, across the 5-year and 364-day revolving credit agreements.
At March 31, 2022, we had no borrowings and approximately $74 million of letters of credit outstanding under the revolving credit agreements, including those of KAH. Accordingly, as of March 31, 2022, we had $2.5 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. On February 10, 2022, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $4 billion compared to the prior amount not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2022 was $1.5 billion, with $691 million outstanding at March 31, 2022 compared to $955 million outstanding at December 31, 2021. The outstanding commercial paper at March 31, 2022 had a weighted average annual interest rate of 0.89%.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At March 31, 2022 we had no outstanding short-term FHLB borrowings.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 82% of our total premiums and services revenue for the three months ended March 31, 2022, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2022 and all of our product offerings have been approved.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997, or BBA, and the Benefits Improvement and Protection Act of 2000, or BIPA, generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to MA plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. These compliance efforts include the internal contract level audits described in more detail below, as well as ordinary course reviews of our internal business processes.
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
On October 26, 2018, CMS issued a proposed rule and accompanying materials, which we refer to as the “Proposed Rule”, related to, among other things, the RADV audit methodology described above. If implemented, the Proposed Rule would use extrapolation in RADV audits applicable to payment year 2011 contract-level audits and all subsequent audits, without the application of a FFS Adjuster to audit findings. We believe that the Proposed Rule fails to address adequately the statutory requirement of actuarial equivalence, and have provided substantive comments to CMS on the Proposed Rule as part of the notice-and-comment rulemaking process. Whether, and to what extent, CMS finalizes the Proposed Rule, and any related regulatory, industry or company reactions, could have a material adverse effect on our results of operations, financial position, or cash flows.
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
Our state-based Medicaid business, which accounted for approximately 6% of our total premiums and services revenue for the three months ended March 31, 2022 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At March 31, 2022, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2022, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprising 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
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
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., in United States District Court, Central District of California, Western Division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On January 29, 2018, the suit was transferred to the United States District Court, Western District of Kentucky, Louisville Division. We have substantially completed discovery with the relator who has pursued the matter on behalf of the united States following unsealing. On March 31, 2022, the Court denied the parties' Motions for Summary Judgement. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and continue to vigorously defend against these allegations.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, including Temporary Assistance for Needy Families, or TANF, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The operations of the recently acquired full ownership of Kindred at Home, as well as the company's strategic partnership with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers are also included in the Healthcare Services segment.
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.0 billion and $3.6 billion for the three months ended March 31, 2022 and 2021, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $30 million and $26 million for the three months ended March 31, 2022 and 2021, respectively.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2 to the consolidated financial statements included in our 2021 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home solutions services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.
Our segment results were as follows for the three months ended March 31, 2022 and 2021:

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2022	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$17,052	$—	$—	$—	$17,052
Group Medicare Advantage	1,875	—	—	—	1,875
Medicare stand-alone PDP	639	—	—	—	639
Total Medicare	19,566	—	—	—	19,566
Fully-insured	182	972	—	—	1,154
Specialty	—	429	—	—	429
Medicaid and other	1,554	—	—	—	1,554
Total premiums	21,302	1,401	—	—	22,703
Services revenue:
Home solutions	—	—	726	—	726
Provider services	—	—	113	—	113
ASO and other	6	195	—	—	201
Pharmacy solutions	—	—	224	—	224
Total services revenue	6	195	1,063	—	1,264
Total external revenues	21,308	1,596	1,063	—	23,967
Intersegment revenues
Services	—	14	5,177	(5,191)	—
Products	—	—	2,446	(2,446)	—
Total intersegment revenues	—	14	7,623	(7,637)	—
Investment income	43	3	2	(45)	3
Total revenues	21,351	1,613	8,688	(7,682)	23,970
Operating expenses:
Benefits	18,750	1,046	—	(171)	19,625
Operating costs	1,694	413	8,185	(7,406)	2,886
Depreciation and amortization	123	22	53	(28)	170
Total operating expenses	20,567	1,481	8,238	(7,605)	22,681
Income (loss) from operations	784	132	450	(77)	1,289
Interest expense	—	—	—	90	90
Other income, net	—	—	—	(21)	(21)
Income before income taxes and equity in net earnings	784	132	450	(146)	1,220
Equity in net losses	—	—	(4)	—	(4)
Segment earnings	$784	$132	$446	$(146)	$1,216
Less: noncontrolling interests	—	—	—	—	—
Segment earnings attributable to Humana	$784	$132	$446	$(146)	$1,216

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2021	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$14,815	$—	$—	$—	$14,815
Group Medicare Advantage	1,755	—	—	—	1,755
Medicare stand-alone PDP	664	—	—	—	664
Total Medicare	17,234	—	—	—	17,234
Fully-insured	178	1,099	—	—	1,277
Specialty	—	434	—	—	434
Medicaid and other	1,179	—	—	—	1,179
Total premiums	18,591	1,533	—	—	20,124
Services revenue:
Home solutions	—	—	24	—	24
Provider services	—	—	91	—	91
ASO and other	5	190	—	—	195
Pharmacy solutions	—	—	156	—	156
Total services revenue	5	190	271	—	466
Total external revenues	18,596	1,723	271	—	20,590
Intersegment revenues
Services	—	10	4,774	(4,784)	—
Products	—	—	2,152	(2,152)	—
Total intersegment revenues	—	10	6,926	(6,936)	—
Investment income	52	4	1	21	78
Total revenues	18,648	1,737	7,198	(6,915)	20,668
Operating expenses:
Benefits	16,299	1,145	—	(148)	17,296
Operating costs	1,451	397	6,910	(6,751)	2,007
Depreciation and amortization	104	21	40	(23)	142
Total operating expenses	17,854	1,563	6,950	(6,922)	19,445
Income from operations	794	174	248	7	1,223
Interest expense	—	—	—	68	68
Other expense, net	—	—	—	115	115
Income (loss) before income taxes and equity in net earnings	794	174	248	(176)	1,040
Equity in net earnings	—	—	21	—	21
Segment earnings (loss)	$794	$174	$269	$(176)	$1,061

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2021 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 17, 2022, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
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
Sale of Hospice and Personal Care Divisions

On April 21, 2022, we signed a definitive agreement with private investment firm Clayton, Dubilier & Rice, or CD&R, to divest a 60% interest in the Hospice and Personal Care divisions of Humana’s Kindred at Home subsidiary, or KAH Hospice, at an enterprise valuation of $3.4 billion. These divisions include patient-centered services for Hospice, Palliative, Community and Personal Care. Under the agreement, we will receive cash proceeds of approximately $2.8 billion, which includes a combination of debt repayments from KAH Hospice to Humana and equity proceeds from the 60% interest purchased by CD&R.

The transaction is expected to close in the third quarter of 2022 and is subject to customary state and federal regulatory approvals.

COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-essential care have resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During the first quarter of 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, including Temporary Assistance for Needy Families, or TANF, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The operations of the recently acquired full ownership of Kindred at Home, as well as the company's strategic partnership with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers are also included in the Healthcare Services segment.
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
2022 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2022, approximately 3,053,600 members, or 67%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,810,700 members, or 65%, at March 31, 2021.
•On April 4, 2022, Centers for Medicare & Medicaid Services (CMS) published its Announcement of Calendar Year 2023 Medicare Advantage Capitation Rates and Part C and Part D Payment Policies (the Final Rate Notice). The company expects the Final Rate Notice to result in a 4.6% rate increase for non-end stage renal disease, or ESRD, Medicare Advantage business, excluding the impact of Employer Group Waiver Plan funding changes. The company’s 4.6% rate increase compares to CMS’s estimate for the sector of 5.0% on a comparable basis, with the variance primarily driven by average Star ratings, as well as county rebasing and the company's geographic footprint. CMS also establishes separate rates of payment for ESRD beneficiaries enrolled in Medicare Advantage plans. The company expects the Final Rate Notice to result in a 6.8% rate increase in 2023 for ESRD beneficiaries, which reflects CMS’s United States Per Capita Cost trend of 9.6%, offset by 2.8% for ESRD risk model change impacts.

•Net income was $930 million, or $7.29 per diluted common share, and $828 million, or $6.39, for the three months ended March 31, 2022, and 2021, respectively. This comparison was significantly impacted by put/

call valuation adjustments associated with certain equity method investments, transaction and integration costs, as well as the change in the fair value of publicly-traded equity securities. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2022 and 2021 quarter:

	For the three months ended March 31,
	2022	2021
Consolidated income before income taxes and equity in net earnings:
Put/call valuation adjustments associated with company's non consolidating minority interest investments	$(21)	$115
Transaction and integration costs	17	—
Change in the fair value of publicly-traded equity securities	109	85
Total	$105	$200

	For the three months ended March 31,
	2022	2021
Diluted earnings per common share:
Put/call valuation adjustments associated with company's non consolidating minority interest investments	$(0.12)	$0.69
Transaction and integration costs	0.10	—
Change in the fair value of publicly-traded equity securities	0.66	0.51
Total	$0.64	$1.20

◦Excluding these adjustments, our improved comparisons of our results of operations were primarily impacted by our Healthcare Services segment, including the consolidation of Kindred at Home operations.

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
It is reasonably possible that the Health Care Reform Law and related regulations, as well as other current or future legislative, judicial or regulatory changes such as the Families First Coronavirus Response Act, or the Families First Act, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and other legislative or regulatory action taken in response to COVID-19 including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
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

Comparison of Results of Operations for 2022 and 2021
The following discussion primarily deals with our results of operations for the three months ended March 31, 2022, or the 2022 quarter, and the three months ended March 31, 2021, or the 2021 quarter.
Consolidated

	For the three months ended March 31,		Change
	2022	2021	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$21,302	$18,591	$2,711	14.6%
Group and Specialty	1,401	1,533	(132)	(8.6)%
Total premiums	22,703	20,124	2,579	12.8%
Services:
Retail	6	5	1	20.0%
Group and Specialty	195	190	5	2.6%
Healthcare Services	1,063	271	792	292.3%
Total services	1,264	466	798	171.2%
Investment income	3	78	(75)	(96.2)%
Total revenues	23,970	20,668	3,302	16.0%
Operating expenses:
Benefits	19,625	17,296	2,329	13.5%
Operating costs	2,886	2,007	879	43.8%
Depreciation and amortization	170	142	28	19.7%
Total operating expenses	22,681	19,445	3,236	16.6%
Income from operations	1,289	1,223	66	5.4%
Interest expense	90	68	22	32.4%
Other (income) expense, net	(21)	115	136	118.3%
Income before income taxes and equity in net earnings	1,220	1,040	180	17.3%
Provision for income taxes	286	233	53	22.7%
Equity in net (losses) earnings	(4)	21	(25)	(119.0)%
Net income	$930	$828	$102	12.3%
Diluted earnings per common share	$7.29	$6.39	$0.90	14.1%
Benefit ratio (a)	86.4%	85.9%		0.5%
Operating cost ratio (b)	12.0%	9.7%		2.3%
Effective tax rate	23.5%	22.0%		1.5%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue
Consolidated premiums increased $2.6 billion, or 12.8%, from $20.1 billion in the 2021 quarter to $22.7 billion in the 2022 quarter primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums, partially offset by declining year-over-year membership associated with the group commercial medical products.
Services Revenue
Consolidated services revenue increased $798 million, or 171.2%, from $466 million in the 2021 quarter to $1.3 billion in the 2022 quarter primarily due to the impact of Kindred at Home revenues from external customers.
Investment Income
Investment income decreased $75 million, or 96.2%, from $78 million in the 2021 quarter to $3 million in the 2022 quarter primarily due to the decrease in the fair value of our publicly traded equity securities investments.
Benefit Expense
Consolidated benefits expense increased $2.3 billion, or 13.5%, from $17.3 billion in the 2021 quarter to $19.6 billion in the 2022 quarter. The consolidated benefit ratio increased 50 basis points from 85.9% for the 2021 quarter to 86.4% for the 2022 quarter primarily due to the lower favorable prior-period medical claims reserve development, partially offset by higher per member individual Medicare Advantage premiums and lower admissions per thousand, or APT, associated with the Medicare Advantage business.

Consolidated benefits expense included $360 million of favorable prior-period medical claims reserve development in the 2022 quarter and $555 million of favorable prior-period medical claims development in the 2021 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 160 basis points in the 2022 quarter and decreased the consolidated benefit ratio by approximately 280 basis points in the 2021 quarter.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $879 million, or 43.8%, from $2.0 billion in the 2021 quarter to $2.9 billion in the 2022 quarter. The consolidated operating cost ratio increased 230 basis points from 9.7% for the 2021 quarter to 12.0% for the 2022 quarter primarily due to the impact of the consolidation of Kindred at Home operations, which have a significantly higher operating cost ratio than our historical consolidated operating cost ratio, partially offset by scale efficiencies associated with growth in individual Medicare Advantage membership.
Depreciation and Amortization
Depreciation and amortization increased $28 million, or 19.7%, from $142 million in the 2021 quarter to $170 million in the 2022 quarter primarily due to capital expenditures.
Interest Expense
Interest expense increased $22 million, or 32.4%, from $68 million in the 2021 quarter to $90 million in the 2022 quarter from borrowings to finance the Kindred at Home acquisition.

Income Taxes
The effective income tax rate was 23.5% and 22.0% for the three months ended March 31, 2022, and 2021, respectively. The increase was primarily due to the favorable tax treatment we incurred during the 2021 period related to our equity method investment activity that did not occur during the 2022 period.
Retail Segment

	March 31,		Change
	2022	2021	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	4,538,200	4,291,300	246,900	5.8%
Group Medicare Advantage	562,200	556,700	5,500	1.0%
Medicare stand-alone PDP	3,607,000	3,666,200	(59,200)	(1.6)%
Total Retail Medicare	8,707,400	8,514,200	193,200	2.3%
State-based Medicaid and other	1,010,300	838,900	171,400	20.4%
Medicare Supplement	318,400	328,100	(9,700)	(3.0)%
Total Retail medical members	10,036,100	9,681,200	354,900	3.7%

	For the three months ended March 31,		Change
	2022	2021	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$17,052	$14,815	$2,237	15.1%
Group Medicare Advantage	1,875	1,755	120	6.8%
Medicare stand-alone PDP	639	664	(25)	(3.8)%
Total Retail Medicare	19,566	17,234	2,332	13.5%
State-based Medicaid and other	1,554	1,179	375	31.8%
Medicare Supplement	182	178	4	2.2%
Total premiums	21,302	18,591	2,711	14.6%
Services	6	5	1	20.0%
Total premiums and services revenue	$21,308	$18,596	$2,712	14.6%
Segment earnings	$784	$794	$(10)	(1.3)%
Benefit ratio	88.0%	87.7%		0.3%
Operating cost ratio	8.0%	7.8%		0.2%

Segment Earnings
•Retail segment earnings decreased $10 million, or 1.3%, from $794 million in the 2021 quarter to $784 million in the 2022 quarter primarily due to the same factors that led to the segment's higher benefit and operating cost ratio as more fully described below.
Enrollment
•Individual Medicare Advantage membership increased 246,900 members, or 5.8%, from March 31, 2021 to March 31, 2022 primarily due to membership additions associated with the most recent Annual Election

Period, or AEP. The membership growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, members. Individual Medicare Advantage membership includes 640,600 D-SNP members as of March 31, 2022, a net increase of 139,500, or 27.8%, from 501,100 as of March 31, 2021.
•Group Medicare Advantage membership increased 5,500, or 1.0%, from March 31, 2021 to March 31, 2022 reflecting growth in small group accounts.
•Medicare stand-alone PDP membership decreased 59,200 members, or 1.6%, from March 31, 2021 to March 31, 2022 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.
•State-based Medicaid membership increased 171,400 members, or 20.4%, from March 31, 2021 to March 31, 2022 reflecting the suspension of state eligibility redetermination efforts due to the currently enacted public health emergency, or PHE.
Premiums Revenue
•Retail segment premiums increased $2.7 billion, or 14.6%, from $18.6 billion in the 2021 quarter to $21.3 billion in the 2022 quarter primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums.
Benefits Expense
•The Retail segment benefit ratio increased 30 basis points from 87.7% for the 2021 quarter to 88.0% for the 2022 quarter primarily due to the lower favorable prior-period medical claims reserve development, partially offset by the impact of higher per member individual Medicare Advantage premiums and lower APT associated with the Medicare Advantage business.
•The Retail segment's benefits expense included $328 million of favorable prior-period medical claims reserve development in the 2022 quarter and $463 million of favorable prior-period medical claims development in the 2021 quarter. Prior-period medical claims reserve development decreased the Retail segment's benefit ratio by approximately 150 basis points in the 2022 quarter and decreased the Retail segment's benefit ratio by approximately 250 basis points in the 2021 quarter.
Operating Costs
•The Retail segment operating cost ratio increased 20 basis points from 7.8% for the 2021 quarter to 8.0% for the 2022 quarter primarily due to additional marketing costs in the 2022 quarter to support individual Medicare Advantage growth, as well as strategic technology investments to position us for long-term success. These factors were partially offset by scale efficiencies associated with growth in our individual Medicare Advantage membership.

Group and Specialty Segment

	March 31,		Change
	2022	2021	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	624,400	721,300	(96,900)	(13.4)%
ASO	451,800	500,600	(48,800)	(9.7)%
Military services	6,027,500	6,047,400	(19,900)	(0.3)%
Total group medical members	7,103,700	7,269,300	(165,600)	(2.3)%
Specialty membership (a)	5,182,600	5,326,100	(143,500)	(2.7)%
(a)Specialty products include dental, vision, and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended March 31,		Change
	2022	2021	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$972	$1,099	$(127)	(11.6)%
Group specialty	429	434	(5)	(1.2)%
Total premiums	1,401	1,533	(132)	(8.6)%
Services	195	190	5	2.6%
Total premiums and services revenue	$1,596	$1,723	$(127)	(7.4)%
Segment earnings	$132	$174	$(42)	(24.1)%
Benefit ratio	74.7%	74.7%		—%
Operating cost ratio	25.7%	22.9%		2.8%

Segment Earnings
•Group and Specialty segment earnings decreased $42 million, or 24.1%, from $174 million in the 2021 quarter to $132 million in the 2022 quarter primarily due to the same factors that led to the segment's higher operating ratio as more fully described below.
Enrollment
•Fully-insured commercial group medical membership decreased 96,900 members, or 13.4%, from March 31, 2021 to March 31, 2022 reflecting the impact of pricing discipline to address COVID-19 and improve profitability.
•Group ASO commercial medical membership decreased 48,800 members, or 9.7%, from March 31, 2021 to March 31, 2022 reflecting continued intensified competition for small group accounts, partially offset by strong retention among large group accounts.

•Military services membership decreased 19,900 members, or 0.3%, from March 31, 2021 to March 31, 2022. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 143,500 members, or 2.7%, from March 31, 2021 to March 31, 2022 primarily due to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership above. In addition, current membership reflects the economic impact of the COVID-19 pandemic.
Premiums Revenue
•Group and Specialty segment premiums decreased $132 million, or 8.6%, from $1.5 billion in the 2021 quarter to $1.4 billion in the 2022 quarter primarily due to the decline in our fully-insured commercial medical and ASO commercial membership partially offset by higher per member premiums across our fully-insured commercial business.
Services Revenue
•Group and Specialty segment services revenue increased $5 million, or 2.6%, from $190 million in the 2021 quarter to $195 million in the 2022 quarter.
Benefits Expense
•The Group and Specialty segment benefit ratio of 74.7% for the 2022 quarter was inline with the 2021 quarter reflecting the lower favorable prior-period medical claims reserve development, offset by pricing and benefit design efforts to address COVID-19 and increase profitability, less severe COVID-19 impact within the fully-insured commercial business due to the enrolled population's vaccination rate in the 2022 quarter compared to the 2021 quarter, as well as the impact of the specialty product's lower benefit ratio, as the segment results now reflect a higher mix of the specialty business.
•The Group and Specialty segment's benefits expense included $32 million of favorable prior-period medical claims reserve development in the 2022 quarter and $92 million of favorable prior-period medical claims reserve development in the 2021 quarter. Prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 230 basis points in the 2022 quarter and decreased the Group Specialty segment benefit ratio by approximately 600 basis points in the 2021 quarter.
Operating Costs
•The Group and Specialty segment operating cost ratio increased 280 basis points from 22.9% for the 2021 quarter to 25.7% for the 2022 quarter primarily due to the impact of membership declining at a greater rate than the decline in absolute administrative expenses, as well as a greater proportion of membership associated with our ASO commercial and military services businesses, which have a higher operating cost ratio than the fully-insured commercial product. The increase further reflects investments in the Military services business across demonstration programs, partners service contracts and in preparation for the next generation of the United States Department of Defenses's TRICARE contracts, as well as investments in our specialty business to promote growth.

Healthcare Services Segment

	For the three months ended March 31,		Change
	2022	2021	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$726	$24	$702	2925.0%
Pharmacy solutions	224	156	68	43.6%
Provider services	113	91	22	24.2%
Total services revenues	1,063	271	792	292.3%
Intersegment revenues:
Home solutions	202	123	79	64.2%
Pharmacy solutions	6,673	6,217	456	7.3%
Provider services	748	586	162	27.6%
Total intersegment revenues	7,623	6,926	697	10.1%
Total services and intersegment revenues	$8,686	$7,197	$1,489	20.7%
Segment earnings	$446	$269	$177	65.8%
Operating cost ratio	94.2%	96.0%		(1.8)%

Segment Earnings
•Healthcare Services segment earnings increased $177 million, or 65.8%, from $269 million in the 2021 quarter to $446 million in the 2022 quarter primarily due to consolidation of Kindred at Home earnings, individual Medicare Advantage and state-based contracts membership growth leading to higher pharmacy earnings as well as the same factors that led to the segment's lower operating cost ratio.
Script Volume
•Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 131 million in the 2022 quarter, up 4.3%, versus scripts of approximately 126 million in the 2021 quarter primarily due to individual Medicare Advantage membership growth, partially offset by the decline in stand-alone PDP, fully-insured commercial and ASO membership .
Services Revenues
•Services revenues increased $792 million, or 292.3%, from $271 million in the 2021 quarter to $1.1 billion in the 2022 quarter primarily due to the impact of Kindred at Home revenues from external customers.
Intersegment Revenues
•Intersegment revenues increased $697 million, or 10.1%, from $6.9 billion in the 2021 quarter to $7.6 billion in the 2022 quarter primarily due to strong individual Medicare Advantage and state-based contracts membership growth leading to higher pharmacy revenues, the impact of greater mail-order pharmacy penetration by retained members, as well as higher revenues associated with growth in our provider business.

Operating Costs
•The Healthcare Services segment operating cost ratio decreased 180 basis points from 96.0% for the 2021 quarter to 94.2% for the 2022 quarter primarily due to consolidation of Kindred at Home operations which have a lower operating cost ratio than other businesses within the segment, combined with a favorable impact to the ratio related to our pharmacy operations.

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
For additional information on our liquidity risk, please refer to the section entitled “Risk Factors” in our 2021 Form 10-K and Item 1A of Part II of this document.
Cash and cash equivalents increased to approximately $4.9 billion at March 31, 2022 from $3.4 billion at December 31, 2021. The change in cash and cash equivalents for the three months ended March 31, 2022 and 2021 is summarized as follows:

	Three Months Ended
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$302	$(837)
Net cash used in investing activities	(648)	(1,488)
Net cash provided by financing activities	1,816	1,529
Increase (decrease) in cash and cash equivalents	$1,470	$(796)
Cash Flow from Operating Activities
Cash flows provided by operations of $302 million in the 2022 quarter increased $1.1 billion from cash flows used in operations of $837 million in the 2021 quarter primarily due to the pay down of claims inventory and capitation for provider surplus amounts earned in 2020 and additional provider support in the 2021 quarter, combined with other favorable working capital items and higher earnings in the 2022 quarter compared to the 2021 quarter.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.

The detail of benefits payable was as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021	2022 Quarter Change	2021 Quarter Change
	(in millions)
IBNR (1)	$5,826	$5,695	$131	$226
Reported claims in process (2)	1,477	907	570	402
Other benefits payable (3)	2,075	1,687	388	(120)
Total benefits payable	$9,378	$8,289	$1,089	$508
Payables from acquisition			—	(42)
Change in benefits payable per cash flow statement resulting in cash from operations			$1,089	$466
(1)IBNR represents an estimate of benefits payable for claims incurred but not reported, or IBNR, at the balance sheet date and includes unprocessed claim inventories. The level of IBNR is primarily impacted by membership levels, medical claim trends and the receipt cycle time, which represents the length of time between when a claim is initially incurred and when the claim form is received and processed (i.e. a shorter time span results in a lower IBNR).
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
The increase in benefits payable in the 2022 quarter was primarily due to an increase in reported claims in process, higher capitation accruals and higher IBNR. Higher reported claims in process was a function of month-end cut off. IBNR increased primarily as a result of increased individual Medicare Advantage and state-based contracts membership.

The detail of total net receivables was as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021	2022 Quarter Change	2021 Quarter Change
	(in millions)
Medicare	$2,572	$1,214	$1,358	$1,014
Commercial and other	563	579	(16)	37
Military services	108	104	4	6
Allowance for doubtful accounts	(69)	(83)	14	1
Total net receivables	$3,174	$1,814	$1,360	$1,058
Reconciliation to cash flow statement:
Receivables from acquisition			—	(9)
Change in receivables per cash flow statement resulting in cash from operations			$1,360	$1,049

The changes in Medicare receivables for both the 2022 quarter and the 2021 quarter reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.

Cash Flow from Investing Activities
In the first quarter of 2022 and 2021, we acquired immaterial businesses of approximately $74 million and $123 million, net of cash and cash equivalents received, respectively.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $295 million in the 2022 quarter and $290 million in the 2021 quarter.

Net purchases of investment securities were $279 million in the 2022 quarter and net purchases of investment securities were $1.1 billion in the 2021 quarter.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $2.48 billion and $1.02 billion in the 2022 and 2021 quarters, respectively.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $2 million and $5 million in the 2022 and 2021 quarters, respectively.
Net repayments from the issuance of commercial paper were $265 million in the 2022 quarter and net proceeds from the issuance of commercial paper were $603 million in the 2021 quarter. The maximum principal amount outstanding at any one time during the 2022 quarter was $1.5 billion.
In March 2022, we issued $750 million of 3.700% unsecured senior notes due March 23, 2029. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $744 million.
On January 11, 2022, we entered into the January 2022 ASR Agreements with Mizuho and Wells Fargo to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 17, 2021. On January 12, 2022, we made a payment of $1 billion and received an initial delivery of 2.2 million shares of our common stock.
We acquired common shares in connection with employee stock plans for an aggregate cost of $24 million in the 2022 quarter and $30 million in the 2021 quarter.
We paid dividends to stockholders of $91 million during the 2022 quarter and $83 million during the 2021 quarter.
The remainder of the cash used in or provided by financing activities in 2022 and 2021 primarily resulted from the change in book overdraft.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2022 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.1 billion at March 31, 2022 compared to $1.3 billion at December 31, 2021. This decrease primarily was due to capital expenditures, repayment of borrowings under the commercial paper program, cash dividends to shareholders, capital contributions to certain subsidiaries and acquisitions partially offset by net proceeds from the senior notes, earnings in non-regulated Healthcare Services subsidiaries. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2021, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $9.6 billion, which exceeded aggregate minimum regulatory requirements of $7.6 billion. The amount of ordinary dividends that may be paid to our parent company in 2022 is approximately $1.5 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends paid to our parent company were approximately $1.6 billion in 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at March 31, 2022. Our net unrealized position decreased $797 million from a net unrealized gain position of $57 million at December 31, 2021 to a net unrealized loss position of $740 million at March 31, 2022. At March 31, 2022, we had gross unrealized losses of $760 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the three months ended March 31, 2022. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.4 years as of March 31, 2022 and approximately 3.6 years as of December 31, 2021. The increase in the average duration is reflective of various portfolio management activities and the decreased holdings of cash and cash equivalents. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $616 million at March 31, 2022.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2022.
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
On August 17, 2021, we acquired the remaining 60% interest in KAH. We currently exclude, and are in the process of working to incorporate, KAH in our evaluation of internal controls over financial reporting and related disclosure controls and procedures. Total KAH assets and revenues excluded from our evaluation represent 2% and 3%, respectively, of the related consolidated financial statement amounts as of and at March 31, 2022.
Other than the KAH acquisition mentioned above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings
For a description of the legal proceedings pending against us and certain other pending or threatened litigation, investigations, or other matters, see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the condensed consolidated financial statements of this Form 10-Q.

Item 1A. Risk Factors
There have been no changes to the risk factors included in our 2021 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2022	2,170,248	$411.32	2,170,248	$2,000,000,000
February 2022	—	—	—	2,000,000,000
March 2022	260,927	411.32	260,927	2,000,000,000
Total	2,431,175	$411.32	2,431,175
(1)On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024. On January 11, 2022, we entered into separate accelerated stock repurchase agreements, the January 2022 ASR Agreements, with Mizuho Markets Americas LLC, or Mizuho, and Wells Fargo Bank, or Wells Fargo, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 18, 2021. On January 12, 2022, in accordance with the January 2022 ASR Agreements, we made a payment of $1 billion ($500 million to Mizuho and $500 million to Wells Fargo) and received an initial delivery of 2.2 million shares of our common stock (1.08 million shares each from Mizuho and Wells Fargo). In January 2022, we recorded the payments to Mizuho and Wells Fargo as a reduction to stockholders’ equity, consisting of an $850 million increase in treasury stock, which reflects the value of the initial 2.2 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflects the value of stock held back by Mizuho and Wells Fargo pending final settlement of the January 2022 ASR Agreements. Upon final settlement of the January 2022 ASR Agreements with Mizuho and Wells Fargo on March 29, 2022 and March 30, 2022, respectively, we received an additional 0.1 million shares and 0.1 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $410.96 and $411.66, respectively, bringing the total shares received under the January 2022 ASR Agreements to 2.4 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Mizuho and Wells Fargo from capital in excess of par value to treasury stock. Our remaining repurchase authorization was $2 billion as of April 26, 2022.
(2)Excludes 55,870 shares repurchased in connection with employee stock plans.

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
4.1
Twenty-First Supplemental Indenture, dated March 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 23, 2022).

10.1
Agreement, dated February 21, 2022, by and among Humana Inc. and Starboard Value and Opportunity Master Fund Ltd, Starboard Value and Opportunity S LLC, Starboard Value and Opportunity C LP, Starboard Value and Opportunity Master Fund L LP, Starboard Value L LP, Starboard Value R LP, Starboard Value R GP LLC, Starboard Value LP, Starboard Value GP LLC, Starboard Principal Co LP, Starboard Principal Co GP LLC, Starboard X Master Fund Ltd, and Jeffrey C. Smith (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on February 22, 2022).

31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) the Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 27, 2022	By:	/s/ MICHAEL A. KOEBERLEIN
Michael A. Koeberlein
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)