Form 10-Q
period 2022-06-30
HUMANA INC
filed 2022-07-27
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2022
$0.16 2/3 par value	126,553,698 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2022

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,153	$3,394
Investment securities	13,037	13,192
Receivables, net of allowances of $72 in 2022 and $83 in 2021	3,369	1,814
Other current assets	5,393	6,493
Current assets held-for-sale	265	—
Total current assets	27,217	24,893
Property and equipment, net	3,121	3,073
Long-term investment securities	380	780
Equity method investments	174	141
Goodwill	8,911	11,092
Other long-term assets	3,690	4,379
Long-term assets held-for-sale	3,327	—
Total assets	$46,820	$44,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$9,650	$8,289
Trade accounts payable and accrued expenses	5,787	4,509
Book overdraft	391	326
Unearned revenues	264	254
Short-term debt	1,541	1,953
Current liabilities held-for-sale	206	—
Total current liabilities	17,839	15,331
Long-term debt	11,290	10,541
Other long-term liabilities	1,907	2,383
Long-term liabilities held-for-sale	274	—
Total liabilities	31,310	28,255
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,666,598 shares issued at June 30, 2022 and 198,648,742 shares at December 31, 2021	33	33
Capital in excess of par value	3,153	3,082
Retained earnings	24,511	23,086
Accumulated other comprehensive (loss) income	(1,051)	42
Treasury stock, at cost, 72,112,900 shares at June 30, 2022 and 69,846,758 shares at December 31, 2021	(11,156)	(10,163)
Noncontrolling interests	20	23
Total stockholders’ equity	15,510	16,103
Total liabilities and stockholders’ equity	$46,820	$44,358
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions, except per share results)
Revenues:
Premiums	$22,266	$19,978	$44,969	$40,102
Services	1,349	491	2,613	957
Investment income	47	176	50	254
Total revenues	23,662	20,645	47,632	41,313
Operating expenses:
Benefits	19,099	17,149	38,724	34,445
Operating costs	3,173	2,116	6,059	4,123
Depreciation and amortization	175	144	345	286
Total operating expenses	22,447	19,409	45,128	38,854
Income from operations	1,215	1,236	2,504	2,459
Interest expense	101	79	191	147
Other (income) expense, net	(8)	419	(29)	534
Income before income taxes and equity in net earnings	1,122	738	2,342	1,778
Provision for income taxes	427	183	713	416
Equity in net earnings (losses)	2	33	(2)	54
Net income	$697	$588	$1,627	$1,416
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to Humana	$696	$588	$1,626	$1,416
Basic earnings per common share	$5.50	$4.57	$12.83	$11.00
Diluted earnings per common share	$5.48	$4.55	$12.77	$10.94
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income attributable to Humana	$696	$588	$1,626	$1,416
Other comprehensive income:
Change in gross unrealized investment (losses) gains	(623)	136	(1,392)	(184)
Effect of income taxes	144	(31)	320	42
Total change in unrealized investment (losses) gains, net of tax	(479)	105	(1,072)	(142)
Reclassification adjustment for net realized gains	—	(9)	(27)	(64)
Effect of income taxes	—	2	6	15
Total reclassification adjustment, net of tax	—	(7)	(21)	(49)
Other comprehensive (loss) income, net of tax	(479)	98	(1,093)	(191)
Comprehensive income attributable to equity method investments	—	10	—	16
Comprehensive income attributable to Humana	$217	$696	$533	$1,241
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended June 30, 2022
Balances, March 31, 2022	198,649	$33	$3,103	$23,915	$(572)	$(11,160)	$23	$15,342
Net income				696			1	697
Distribution to noncontrolling interest holders							(4)	(4)
Other comprehensive loss					(479)			(479)
Common stock repurchases			—			(4)		(4)
Dividends and dividend equivalents			—	(100)				(100)
Stock-based compensation			50					50
Restricted stock unit vesting	18	—	(4)			4		—
Stock option exercises	—	—	4			4		8
Balances, June 30, 2022	198,667	$33	$3,153	$24,511	$(1,051)	$(11,156)	$20	$15,510

Three months ended June 30, 2021
Balances, March 31, 2021	198,649	$33	$2,712	$21,252	$108	$(9,915)	$—	$14,190
Net income				588			—	588
Distribution to noncontrolling interest holders							—	—
Other comprehensive income					108			108
Common stock repurchases			263			(265)		(2)
Dividends and dividend equivalents			—	(89)				(89)
Stock-based compensation			45					45
Restricted stock unit vesting	—	—	(3)			3		—
Stock option exercises	—	—	1			2		3
Balances, June 30, 2021	198,649	$33	$3,018	$21,751	$216	$(10,175)	$—	$14,843
See accompanying notes to condensed consolidated financial statements.

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Six months ended June 30, 2022
Balances, December 31, 2021	198,649	$33	$3,082	$23,086	$42	$(10,163)	$23	$16,103
Net income				1,626			1	1,627
Distribution to noncontrolling interest holders							(4)	(4)
Other comprehensive loss					(1,093)			(1,093)
Common stock repurchases			—			(1,028)		(1,028)
Dividends and dividend equivalents			—	(201)				(201)
Stock-based compensation			93					93
Restricted stock unit vesting	18	—	(28)			28		—
Stock option exercises	—	—	6			7		13
Balances, June 30, 2022	198,667	$33	$3,153	$24,511	$(1,051)	$(11,156)	$20	$15,510

Six months ended June 30, 2021
Balances, December 31, 2020	198,649	$33	$2,705	$20,517	$391	$(9,918)	$—	$13,728
Net income				1,416			—	1,416
Distribution to noncontrolling interest holders							—	—
Other comprehensive loss					(175)			(175)
Common stock repurchases			263			(296)		(33)
Dividends and dividend equivalents			—	(182)				(182)
Stock-based compensation			84					84
Restricted stock unit vesting	—	—	(36)			36		—
Stock option exercises	—	—	2			3		5
Balances, June 30, 2021	198,649	$33	$3,018	$21,751	$216	$(10,175)	$—	$14,843

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$1,627	$1,416
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Losses (gains) on investment securities, net	137	(86)
Equity in net losses (earnings)	2	(54)
Stock-based compensation	93	84
Depreciation	369	308
Amortization	45	30
Impairment on property and equipment	140	—
Provision for deferred income taxes	167	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(1,733)	(1,285)
Other assets	(655)	(879)
Benefits payable	1,361	300
Other liabilities	(333)	(301)
Unearned revenues	10	5
Other	31	(15)
Net cash provided by (used in) operating activities	1,261	(477)
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(167)	(325)
Purchases of property and equipment, net	(574)	(619)
Purchases of investment securities	(3,239)	(5,307)
Proceeds from maturities of investment securities	947	1,627
Proceeds from sales of investment securities	1,363	2,421
Net cash used in investing activities	(1,670)	(2,203)
Cash flows from financing activities
Receipts from contract deposits, net	3,076	1,183
Proceeds from issuance of senior notes, net	744	—
(Repayments) proceeds from issuance of commercial paper, net	(418)	508
Debt issue costs	(2)	(21)
Change in book overdraft	65	(84)
Common stock repurchases	(1,028)	(33)
Dividends paid	(191)	(173)
Other	(11)	5
Net cash provided by financing activities	2,235	1,385
Increase (decrease) in cash and cash equivalents	1,826	(1,295)
Cash and cash equivalents at beginning of period	3,394	4,673
Cash and cash equivalents at end of period (1)	$5,220	$3,378
(1) Includes $67 million of cash and cash equivalents classified as held-for-sale at June 30, 2022.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the six months ended June 30,
	2022	2021
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$171	$132
Income tax payments, net	$373	$386
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$190	$602
Less: Fair value of liabilities assumed	(23)	(277)
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$167	$325
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
Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our Healthcare Services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, during the second quarter of 2022, we recorded a charge of $203 million, primarily related to asset and software impairment and abandonment in the amount of $140 million. These charges are included within operating costs in the condensed consolidated statements of income for the three and six months ended June 30, 2022, and were recorded at the corporate level and not allocated to the segments. Included in this charge is $21 million in future severance payments in connection with the optimization of our workforce to increase speed, agility, and the pace at which Humana must work as a large, integrated healthcare organization. We expect this liability to be primarily paid within the next 12 months and classified it as a current liability, included in trade accounts payable and accrued expenses.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-emergent and elective medical care have resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During the first half of 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.

Revenue Recognition

Our revenues include premium and service revenues. Services revenues include administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, service revenues include net patient service revenues that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For more information about our revenues, refer to Note 2 to the consolidated financial statements included in our 2021 Form 10-K for information on accounting policies that we consider in preparing our consolidated financial statements. See Note 14 for disaggregation of revenue by segment and type.
At June 30, 2022, accounts receivable related to services were $490 million, including $178 million classified as held-for-sale at June 30, 2022. For the three and six months ended June 30, 2022, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at June 30, 2022.
For the three and six months ended June 30, 2022, services revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2018, the FASB issued new guidance related to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in, assumptions. The new guidance, limited to our Medicare supplement product which represent less than 1% of consolidated premiums and services revenues, is effective for us beginning with annual and interim periods in 2023 and, using a modified retrospective approach, is to be applied to contracts in force on the basis of their existing carrying value amounts at the beginning of the earliest period presented. We are currently evaluating the impact on our results of operations, financial position and cash flows.

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
As of June 30, 2022, we classified KAH Hospice as held-for-sale and aggregated KAH Hospice’s assets and liabilities separately on the balance sheet. With the fair value exceeding the carrying value of KAH Hospice’s net assets, the resulting gain will be recognized upon closing of the transaction. The ultimate gain to be recognized will reflect considerations for costs to sell, changes in the carrying value of net assets and the related tax effect. The carrying value of the assets and liabilities of KAH Hospice classified as held-for-sale approximates fair value. The amount of goodwill included in the carrying value is based on the relative fair value of the Home Solutions reporting unit included within the Healthcare Services segment.

During the three months ended June 30, 2022, Humana Inc., our parent company, recognized a deferred tax liability of approximately $167 million for the excess of the book basis over the tax basis of its KAH Hospice subsidiary because realization of the liability in the foreseeable future was apparent with the classification as held-for-sale at June 30, 2022. Upon closing of the transaction, the deferred tax liability will be adjusted to reflect any changes to the excess of the book basis over tax basis of the KAH Hospice subsidiary.

KAH Hospice revenues for the three and six months ended June 30, 2022 were $399 million and $781 million, respectively. KAH Hospice pretax earnings for the three and six months ended June 30, 2022 were $64 million and $126 million, respectively.

The assets and liabilities of KAH Hospice classified as held-for-sale are as follows:

June 30, 2022
(in millions)
Assets
Cash and cash equivalents	$67
Receivables, net of allowances	178
Other current assets	20
Current assets held-for-sale	265
Property and equipment, net	41
Goodwill	2,331
Other assets	955
Long-term assets held-for-sale	3,327
Total assets held-for-sale	$3,592
Liabilities
Trade accounts payable and accrued expenses	$206
Current liabilities held-for-sale	206
Other liabilities	274
Long-term liabilities held-for-sale	274
Total liabilities held-for-sale	$480

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2022 and December 31, 2021, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$568	$—	$(43)	$525
Mortgage-backed securities	3,332	—	(392)	2,940
Tax-exempt municipal securities	776	1	(34)	743
Mortgage-backed securities:
Residential	493	—	(54)	439
Commercial	1,582	—	(109)	1,473
Asset-backed securities	1,764	—	(50)	1,714
Corporate debt securities	6,181	2	(685)	5,498
Total debt securities	$14,696	$3	$(1,367)	13,332
Common stock				85
Total investment securities				$13,417

December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$611	$1	$(10)	$602
Mortgage-backed securities	3,265	33	(69)	3,229
Tax-exempt municipal securities	810	33	(2)	841
Mortgage-backed securities:
Residential	373	—	(6)	367
Commercial	1,394	27	(11)	1,410
Asset-backed securities	1,346	6	(4)	1,348
Corporate debt securities	5,641	118	(59)	5,700
Total debt securities	$13,440	$218	$(161)	13,497
Common stock				475
Total investment securities				$13,972

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at June 30, 2022 and December 31, 2021, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$91	$(4)	$431	$(39)	$522	$(43)
Mortgage-backed securities	1,109	(129)	1,785	(263)	2,894	(392)
Tax-exempt municipal securities	38	(3)	594	(31)	632	(34)
Mortgage-backed securities:
Residential	250	(23)	189	(31)	439	(54)
Commercial	282	(11)	1,191	(98)	1,473	(109)
Asset-backed securities	517	(19)	1,171	(31)	1,688	(50)
Corporate debt securities	1,775	(183)	3,441	(502)	5,216	(685)
Total debt securities	$4,062	$(372)	$8,802	$(995)	$12,864	$(1,367)

December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$201	$(3)	$355	$(7)	$556	$(10)
Mortgage-backed securities	2,082	(49)	556	(20)	2,638	(69)
Tax-exempt municipal securities	68	(1)	34	(1)	102	(2)
Mortgage-backed securities:
Residential	358	(6)	8	—	366	(6)
Commercial	295	(4)	400	(7)	695	(11)
Asset-backed securities	530	(3)	425	(1)	955	(4)
Corporate debt securities	1,456	(28)	769	(31)	2,225	(59)
Total debt securities	$4,990	$(94)	$2,547	$(67)	$7,537	$(161)

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at June 30, 2022. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,500 positions out of a total of approximately 1,830 positions at June 30, 2022. All issuers of debt securities we own that were trading at an unrealized loss at June 30, 2022 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At June 30, 2022, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and six months ended June 30, 2022 and 2021.
The detail of (losses) gains related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Gross gains on investment securities	$6	$14	$39	$109
Gross losses on investment securities	(5)	—	(6)	—
Gross gains on equity securities	—	62	—	64
Gross losses on equity securities	(62)	—	(170)	(87)
Net recognized (losses) gains on investment securities	$(61)	$76	$(137)	$86
The gains and losses related to equity securities for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net (losses) gains recognized on equity securities during the period	$(62)	$62	$(170)	$(23)
Less: Net losses recognized on equity securities sold during the period	(2)	—	(61)	—
Unrealized (losses) gains recognized on equity securities still held at the end of the period	$(60)	$62	$(109)	$(23)
The contractual maturities of debt securities available for sale at June 30, 2022, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$334	$333
Due after one year through five years	2,814	2,680
Due after five years through ten years	3,126	2,712
Due after ten years	1,251	1,041
Mortgage and asset-backed securities	7,171	6,566
Total debt securities	$14,696	$13,332

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2022 and December 31, 2021, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2022
Cash equivalents	$4,730	$4,730	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	525	—	525	—
Mortgage-backed securities	2,940	—	2,940	—
Tax-exempt municipal securities	743	—	743	—
Mortgage-backed securities:
Residential	439	—	439	—
Commercial	1,473	—	1,473	—
Asset-backed securities	1,714	—	1,714	—
Corporate debt securities	5,498	—	5,396	102
Total debt securities	13,332	—	13,230	102
Common stock	85	85	—	—
Total invested assets	$18,147	$4,815	$13,230	$102

December 31, 2021
Cash equivalents	$3,322	$3,322	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	602	—	602	—
Mortgage-backed securities	3,229	—	3,229	—
Tax-exempt municipal securities	841	—	841	—
Mortgage-backed securities:
Residential	367	—	367	—
Commercial	1,410	—	1,410	—
Asset-backed securities	1,348	—	1,348	—
Corporate debt securities	5,700	—	5,632	68
Total debt securities	13,497	—	13,429	68
Common stock	475	475	—	—
Total invested assets	$17,294	$3,797	$13,429	$68

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our Level 3 assets had a fair value of $102 million at June 30, 2022 , or 0.6% of our total invested assets. During the year ended June 30, 2022, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

For the six months ended June 30,
Private Placements
(in millions)
Beginning balance at January 1	$68
Total gains or losses:
Realized in earnings	—
Unrealized in other comprehensive income	(10)
Purchases	44
Sales	—
Settlements	—
Balance at June 30	$102
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $9.8 billion at June 30, 2022 and $9.0 billion at December 31, 2021. The fair value of our senior notes debt was $9.4 billion at June 30, 2022 and $10.0 billion at December 31, 2021. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. The term loan and commercial paper borrowings were $3.0 billion as of June 30, 2022 and $3.5 billion as of December 31, 2021.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
Effective April 27, 2021, with the signing of the definitive agreement to acquire the remaining 60% interest of KAH, the respective put and call options were terminated. As such, the $63 million put and $440 million call fair values as of March 31, 2021 were subsequently reduced to zero, resulting in $377 million in "Other (income) expense, net" in our consolidated statements of income for the quarter and period ended June 30, 2021.

The put and call options fair values associated with our Primary Care Organization strategic partnership with WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period. The put and call options fair values were $173 million and $13 million, respectively, at June 30, 2022. The put and call options fair values, derived from the Monte Carlo simulation, were $202 million and $13 million, respectively, at December 31, 2021.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	June 30, 2022	December 31, 2021
Annualized volatility	23.2% - 23.3%	22.4%
Credit spread	1.5% - 1.6%	0.9%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	13.0%	12.5%
Long term growth rate	3.0%	3.0%

Other Assets and Liabilities Measured at Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, “Acquisitions and Divestitures”, we completed our acquisition of KAH during the third quarter of 2021. The net assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The net tangible assets including receivables and accrued liabilities were recorded at their carrying value which approximated their fair value due to their short term nature. The fair value of goodwill and other intangible assets were internally estimated based primarily on the income approach. The income approach estimates fair value based on the present value of cash flow that the assets could be expected to generate in the future. We developed internal estimates for expected cash flows in the present value calculation using inputs and significant assumptions that include historical revenues and earnings, revenue growth rates, the amount and timing of future cash flows, discount rates, contributory asset charges and future tax rates, among others. The excess purchase price over the fair value of assets and liabilities acquired is recorded as goodwill.
Other than the assets acquired and liabilities assumed in the KAH acquisition and other acquisitions in Note 3, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2022.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS, as described further in Note 2 to the consolidated financial statements included in our 2021 Form 10-K. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2022 and December 31, 2021. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	June 30, 2022		December 31, 2021
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$148	$703	$363	$1,894
Trade accounts payable and accrued expenses	(93)	(2,355)	(68)	(466)
Net current asset (liability)	55	(1,652)	295	1,428
Other long-term assets	361	—	5	—
Other long-term liabilities	(212)	—	(194)	—
Net long-term asset (liability)	149	—	(189)	—
Total net asset (liability)	$204	$(1,652)	$106	$1,428

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2022 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2022	$1,933	$261	$8,898	$11,092
Acquisitions	10	—	140	150
Held-for-sale	—	—	(2,331)	(2,331)
Balance at June 30, 2022	$1,943	$261	$6,707	$8,911
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2022 and December 31, 2021:

		June 30, 2022			December 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,765	$—	$1,765	$1,771	$—	$1,771
Medicare licenses	Indefinite	514	—	514	522	—	522
Customer contracts/ relationships	9.4 years	912	647	265	883	620	263
Trade names and technology	7.0 years	159	102	57	160	97	63
Provider contracts	11.6 years	72	60	12	72	57	15
Noncompetes and other	6.7 years	39	30	9	35	30	5
Held-for-sale		(867)	(1)	(866)	—	—	—
Total other intangible assets	9.2 years	$2,594	$838	$1,756	$3,443	$804	$2,639
    For the three months ended June 30, 2022 and 2021, amortization expense for other intangible assets was approximately $18 million and $15 million, respectively. For the six months ended June 30, 2022 and 2021, amortization expense for other intangible assets was approximately $36 million and $30 million, respectively. The following table presents our estimate of amortization expense remaining for 2022 and each of the five next succeeding years, excluding amortization expense on intangibles held-for-sale at June 30, 2022:

(in millions)
For the years ending December 31,
2022	$34
2023	55
2024	47
2025	45
2026	32
2027	24

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, activity in benefits payable was as follows for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021
	(in millions)
Balances, beginning of period	$8,289	$8,143
Acquisitions	—	42
Incurred related to:
Current year	39,121	35,164
Prior years	(397)	(719)
Total incurred	38,724	34,445
Paid related to:
Current year	(30,356)	(27,556)
Prior years	(7,007)	(6,589)
Total paid	(37,363)	(34,145)
Balances, end of period	$9,650	$8,485
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
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development for our Retail and Group and Specialty segments as of June 30, 2022 and 2021, net of reinsurance, and the total estimate of benefits payable for claims incurred but not reported, or IBNR, included within the net incurred claims amounts.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Retail Segment
Activity in benefits payable for our Retail segment was as follows for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021
	(in millions)
Balances, beginning of period	$7,675	$7,428
Acquisitions	—	42
Incurred related to:
Current year	37,299	32,986
Prior years	(367)	(619)
Total incurred	36,932	32,367
Paid related to:
Current year	(29,061)	(25,953)
Prior years	(6,459)	(5,990)
Total paid	(35,520)	(31,943)
Balances, end of period	$9,087	$7,894
At June 30, 2022, benefits payable for our Retail segment included IBNR of approximately $5.5 billion, primarily associated with claims incurred in 2022.
Group and Specialty Segment
Activity in benefits payable for our Group and Specialty segment was as follows for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021
	(in millions)
Balances, beginning of period	$614	$715
Incurred related to:
Current year	2,121	2,492
Prior years	(30)	(100)
Total incurred	2,091	2,392
Paid related to:
Current year	(1,594)	(1,917)
Prior years	(548)	(599)
Total paid	(2,142)	(2,516)
Balances, end of period	$563	$591
At June 30, 2022, benefits payable for our Group and Specialty segment included IBNR of approximately $488 million, primarily associated with claims incurred in 2022.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$697	$588	$1,627	$1,416
Weighted average outstanding shares of common stock used to compute basic earnings per common share	126,523	128,692	126,730	128,811
Dilutive effect of:
Employee stock options	47	74	44	63
Restricted stock	514	621	505	595
Shares used to compute diluted earnings per common share	127,084	129,387	127,279	129,469
Basic earnings per common share	$5.50	$4.57	$12.83	$11.00
Diluted earnings per common share	$5.48	$4.55	$12.77	$10.94
Number of antidilutive stock options and restricted stock excluded from computation	98	103	362	317

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, in 2021 and 2022 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2021 payments
12/31/2020	1/29/2021	$0.6250	$81
3/31/2021	4/30/2021	0.7000	90
6/30/2021	7/30/2021	0.7000	90
9/30/2021	10/29/2021	0.7000	90
2022 payments
12/31/2021	1/28/2022	$0.7000	$90
3/31/2022	4/29/2022	0.7875	100
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
On January 11, 2022, we entered into separate accelerated stock repurchase agreements, the January 2022 ASR Agreements, with Mizuho Markets Americas LLC, or Mizuho, and Wells Fargo Bank, or Wells Fargo, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 18, 2021. On January 12, 2022, in accordance with the January 2022 ASR Agreements, we made a payment of $1 billion ($500 million to Mizuho and $500 million to Wells Fargo) and received an initial delivery of 2.2 million shares of our common stock (1.08 million shares each from Mizuho and Wells Fargo). In January 2022, we recorded the payments to Mizuho and Wells Fargo as a reduction to stockholders’ equity, consisting of an $850 million increase in treasury stock, which reflects the value of the initial 2.2 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflects the value of stock held back by Mizuho and Wells Fargo pending final settlement of the January 2022 ASR Agreements. Upon final settlement of the January 2022 ASR Agreements with Mizuho and Wells Fargo on March 29, 2022 and March 30, 2022, respectively, we received an additional 0.1 million shares and 0.1 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $410.96 and $411.66, respectively, bringing the total shares received under the January 2022 ASR Agreements to 2.4 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Mizuho and Wells Fargo from capital in excess of par value to treasury stock. Our remaining repurchase authorization was $2 billion as of July 26, 2022.
In connection with employee stock plans, we acquired 0.06 million common shares for $28 million and 0.09 million common shares for $33 million during the six months ended June 30, 2022 and 2021, respectively.

11. INCOME TAXES
The effective income tax rate was 38.1% and 30.5% for the three and six months ended June 30, 2022, respectively, and 23.7% and 22.7% for the three and six months ended June 30, 2021, respectively. The increase is primarily due to the impact of the $167 million deferred tax liability recognized by Humana Inc., our parent company, for the excess of the book basis over the tax basis of its KAH Hospice subsidiary because realization of the liability in the foreseeable future was apparent with the classification as held-for-sale at June 30, 2022, as further discussed in Note 3.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in millions)
Short-term debt:
Commercial paper	$541	$955
Senior notes:
$600 million, 3.150% due December 1, 2022	600	599
$400 million, 2.900% due December 15, 2022	400	399
Total senior notes	1,000	998
Total short-term debt	$1,541	$1,953

Long-term debt:
Senior notes:
$1.5 billion, 0.650% due August 3, 2023	$1,495	$1,492
$600 million, 3.850% due October 1, 2024	598	598
$600 million, 4.500% due April 1, 2025	597	596
$750 million, 1.350% due February 3, 2027	744	742
$600 million, 3.950% due March 15, 2027	597	596
$750 million, 3.700% due March 23, 2029	741	—
$500 million, 3.125% due August 15, 2029	496	496
$500 million, 4.875% due April 1, 2030	495	495
$750 million, 2.150% due February 3, 2032	742	741
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	395	395
$500 million, 3.950% due August 15, 2049	493	493
Total senior notes	8,790	8,041
Term loans:
Term loan, due October 29, 2023	2,000	2,000
Delayed draw term loan, due May 28, 2024	500	500
Total term loans	2,500	2,500
Total long-term debt	$11,290	$10,541
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

In August 2021, we borrowed $500 million under the delayed draw term loan agreement, which was used, in combination with other debt financing, to fund the approximate $5.8 billion transaction price of Kindred at Home. The $500 million term loan will mature on May 28, 2024. The term loan credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 45.3% as measured in accordance with the term loan credit agreement as of June 30, 2022.

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

Loans under the October 2021 Term Loan Agreement bear interest at adjusted Term SOFR, as defined in the October 2021 Term Loan Agreement, or the base rate plus a spread. The applicable margin, currently 112.5 basis points, varies depending on our credit ratings ranging from 87.5 to 137.5 basis points. The loans under the October 2021 Term Loan Agreement will mature on October 29, 2023. The October 2021 Term Loan Agreement contains customary covenants, including a maximum debt to capitalization financial condition covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 45.3% as measured in accordance with the term loan credit agreement as of June 30, 2022. We have other relationships, including financial advisory and banking, with some parties to the October 2021 Term Loan Agreement.

At the time of the repayment in full of the KAH debt, there was $1.9 billion of outstanding debt thereunder and no prepayment penalty was due.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Revolving Credit Agreements

In June 2021, we entered into a 5-year, $2.5 billion unsecured revolving credit agreement. Under the 5-year revolving credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option. The revolving credit agreement provides for the transition from LIBOR and does not require amendment in connection with such transition.

In June 2022, we entered into a 364-day $1.5 billion unsecured revolving credit agreement (replacing the 364-day $1.5 billion unsecured revolving credit agreement entered into in June 2021, which expired in accordance with its terms). Under the 364-day revolving credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at Term SOFR or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based Term SOFR, at our option.

The LIBOR spread, currently 110.0 basis points under the 5-year revolving credit agreements and the SOFR spread, currently 115.0 basis points under the 364-day revolving credit agreement, varies depending on our credit ratings ranging from 91.0 to 140.0 basis points under the 5-year revolving credit agreement and from 94.0 to 135.0 basis points under the 364-day revolving credit agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 15.0 basis points, under the 5-year revolving credit agreement and 10.0 basis points under the 364-day revolving agreement, varies depending on our credit ratings ranging from 9.0 to 22.5 basis points under the 5-year revolving credit agreement and from 6.0 to 15.0 basis points under the 364-day revolving credit agreement.
The terms of the revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 45.3% as measured in accordance with the revolving credit agreements as of June 30, 2022. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $750 million in the aggregate, to a maximum of $4.75 billion, across the 5-year and 364-day revolving credit agreements.
At June 30, 2022, we had no borrowings and approximately $73 million of letters of credit outstanding under the revolving credit agreements, including those of KAH. Accordingly, as of June 30, 2022, we had $2.4 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. On February 10, 2022, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $4 billion compared to the prior amount not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2022 was $1.5 billion, with $541 million outstanding at June 30, 2022

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
compared to $955 million outstanding at December 31, 2021. The outstanding commercial paper at June 30, 2022 had a weighted average annual interest rate of 1.70%.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At June 30, 2022 we had no outstanding short-term FHLB borrowings.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 81% of our total premiums and services revenue for the six months ended June 30, 2022, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2023. Our product offerings under those contracts are subject to approval by CMS in the third quarter of 2022.
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
In 2012, CMS released a “Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation (RADV) Contract-Level Audits.” The payment error calculation methodology provided that, in calculating the economic impact of audit results for an MA contract, if any, the results of the RADV audit sample would be extrapolated to the entire MA contract after a comparison of the audit results to a similar audit of the government’s traditional fee-for-service Medicare program, or Medicare FFS. We refer to the process of accounting for errors in FFS claims as the "FFS Adjuster". This comparison of RADV audit results to the FFS error rate is necessary to determine the economic impact, if any, of RADV audit results because

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
the government used the Medicare FFS program data set, including any attendant errors that are present in that data set, to estimate the costs of various health status conditions and to set the resulting adjustments to MA plans’ payment rates in order to establish actuarial equivalence in payment rates as required under the Medicare statute. CMS already makes other adjustments to payment rates based on a comparison of coding pattern differences between MA plans and Medicare FFS data (such as for frequency of coding for certain diagnoses in MA plan data versus the Medicare FFS program dataset).
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
Our state-based Medicaid business, which accounted for approximately 6% of our total premiums and services revenue for the six months ended June 30, 2022 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At June 30, 2022, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2022, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprising 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
The loss of any of the contracts above or significant changes in these programs as a result of legislative or regulatory action, including reductions in premium payments to us, regulatory restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, including Temporary Assistance for Needy Families, or TANF, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The operations of the recently acquired full ownership of Kindred at Home, as well as the company's strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers are also included in the Healthcare Services segment.

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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.8 billion and $4.4 billion for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021 these amounts were $8.8 billion and $8.0 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $29 million and $26 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the amount of this expense was $59 million and $52 million, respectively.
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

Our segment results were as follows for the three and six months ended June 30, 2022 and 2021:

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2022	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$16,692	$—	$—	$—	$16,692
Group Medicare Advantage	1,857	—	—	—	1,857
Medicare stand-alone PDP	606	—	—	—	606
Total Medicare	19,155	—	—	—	19,155
Fully-insured	185	943	—	—	1,128
Specialty	—	427	—	—	427
Medicaid and other	1,556	—	—	—	1,556
Total premiums	20,896	1,370	—	—	22,266
Services revenue:
Home solutions	—	—	752	—	752
Provider	—	—	137	—	137
ASO and other	8	196	—	—	204
Pharmacy	—	—	256	—	256
Total services revenue	8	196	1,145	—	1,349
Total external revenues	20,904	1,566	1,145	—	23,615
Intersegment revenues
Services	—	14	5,327	(5,341)	—
Products	—	—	2,489	(2,489)	—
Total intersegment revenues	—	14	7,816	(7,830)	—
Investment income	42	4	1	—	47
Total revenues	20,946	1,584	8,962	(7,830)	23,662
Operating expenses:
Benefits	18,182	1,045	—	(128)	19,099
Operating costs	1,712	415	8,469	(7,423)	3,173
Depreciation and amortization	131	23	50	(29)	175
Total operating expenses	20,025	1,483	8,519	(7,580)	22,447
Income (loss) from operations	921	101	443	(250)	1,215
Interest expense	—	—	—	101	101
Other income, net	—	—	—	(8)	(8)
Income (loss) before income taxes and equity in net earnings	921	101	443	(343)	1,122
Equity in net earnings (losses)	8	—	(6)	—	2
Segment earnings (loss)	$929	$101	$437	$(343)	$1,124
Less: noncontrolling interests	—	—	(1)	—	(1)
Segment earnings (loss) attributable to Humana	$929	$101	$436	$(343)	$1,123

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2021	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$14,585	$—	$—	$—	$14,585
Group Medicare Advantage	1,775	—	—	—	1,775
Medicare stand-alone PDP	662	—	—	—	662
Total Medicare	17,022	—	—	—	17,022
Fully-insured	182	1,078	—	—	1,260
Specialty	—	432	—	—	432
Medicaid and other	1,264	—	—	—	1,264
Total premiums	18,468	1,510	—	—	19,978
Services revenue:
Home solutions	—	—	25	—	25
Provider	—	—	97	—	97
ASO and other	12	194	—	—	206
Pharmacy	—	—	163	—	163
Total services revenue	12	194	285	—	491
Total external revenues	18,480	1,704	285	—	20,469
Intersegment revenues
Services	—	10	4,977	(4,987)	—
Products	—	—	2,261	(2,261)	—
Total intersegment revenues	—	10	7,238	(7,248)	—
Investment income	65	4	1	106	176
Total revenues	18,545	1,718	7,524	(7,142)	20,645
Operating expenses:
Benefits	16,068	1,247	—	(166)	17,149
Operating costs	1,533	409	7,205	(7,031)	2,116
Depreciation and amortization	108	22	41	(27)	144
Total operating expenses	17,709	1,678	7,246	(7,224)	19,409
Income from operations	836	40	278	82	1,236
Interest expense	—	—	—	79	79
Other expense, net	—	—	—	419	419
Income (loss) before income taxes and equity in net earnings	836	40	278	(416)	738
Equity in net earnings	—	—	33	—	33
Segment earnings (loss)	$836	$40	$311	$(416)	$771

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2022	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$33,744	$—	$—	$—	$33,744
Group Medicare Advantage	3,732	—	—	—	3,732
Medicare stand-alone PDP	1,245	—	—	—	1,245
Total Medicare	38,721	—	—	—	38,721
Fully-insured	367	1,915	—	—	2,282
Specialty	—	856	—	—	856
Medicaid and other	3,110	—	—	—	3,110
Total premiums	42,198	2,771	—	—	44,969
Services revenue:
Home solutions	—	—	1,478	—	1,478
Provider services	—	—	250	—	250
ASO and other	14	391	—	—	405
Pharmacy solutions	—	—	480	—	480
Total services revenue	14	391	2,208	—	2,613
Total external revenues	42,212	3,162	2,208	—	47,582
Intersegment revenues
Services	—	28	10,504	(10,532)	—
Products	—	—	4,935	(4,935)	—
Total intersegment revenues	—	28	15,439	(15,467)	—
Investment income	85	7	3	(45)	50
Total revenues	42,297	3,197	17,650	(15,512)	47,632
Operating expenses:
Benefits	36,932	2,091	—	(299)	38,724
Operating costs	3,406	828	16,654	(14,829)	6,059
Depreciation and amortization	254	45	103	(57)	345
Total operating expenses	40,592	2,964	16,757	(15,185)	45,128
Income (loss) from operations	1,705	233	893	(327)	2,504
Interest expense	—	—	—	191	191
Other income, net	—	—	—	(29)	(29)
Income (loss) before income taxes and equity in net earnings	1,705	233	893	(489)	2,342
Equity in net earnings (losses)	8	—	(10)	—	(2)
Segment earnings (loss)	$1,713	$233	$883	$(489)	$2,340
Less: noncontrolling interests	—	—	(1)	—	(1)
Segment earnings (loss) attributable to Humana	$1,713	$233	$882	$(489)	$2,339

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2021	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$29,400	$—	$—	$—	$29,400
Group Medicare Advantage	3,530	—	—	—	3,530
Medicare stand-alone PDP	1,326	—	—	—	1,326
Total Medicare	34,256	—	—	—	34,256
Fully-insured	360	2,177	—	—	2,537
Specialty	—	866	—	—	866
Medicaid and other	2,443	—	—	—	2,443
Total premiums	37,059	3,043	—	—	40,102
Services revenue:
Home solutions	—	—	49	—	49
Provider services	—	—	188	—	188
ASO and other	17	384	—	—	401
Pharmacy solutions	—	—	319	—	319
Total services revenue	17	384	556	—	957
Total external revenues	37,076	3,427	556	—	41,059
Intersegment revenues
Services	—	20	9,751	(9,771)	—
Products	—	—	4,413	(4,413)	—
Total intersegment revenues	—	20	14,164	(14,184)	—
Investment income	117	8	2	127	254
Total revenues	37,193	3,455	14,722	(14,057)	41,313
Operating expenses:
Benefits	32,367	2,392	—	(314)	34,445
Operating costs	2,984	806	14,115	(13,782)	4,123
Depreciation and amortization	212	43	81	(50)	286
Total operating expenses	35,563	3,241	14,196	(14,146)	38,854
Income from operations	1,630	214	526	89	2,459
Interest expense	—	—	—	147	147
Other expense, net	—	—	—	534	534
Income (loss) before income taxes and equity in net earnings	1,630	214	526	(592)	1,778
Equity in net earnings	—	—	54	—	54
Segment earnings (loss)	$1,630	$214	$580	$(592)	$1,832

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

Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our Healthcare Services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, during the second quarter of 2022, we recorded a charge of $203 million, primarily related to asset and software impairment and abandonment in the amount of $140 million. These charges are included within operating costs in the condensed consolidated statements of income for the three and six months ended June 30, 2022, and were recorded at the corporate level and not allocated to the segments. Included in this charge is $21 million in future severance payments in connection with the optimization of our workforce to increase speed, agility, and the pace at which Humana must work as a large, integrated healthcare organization. We expect this liability to be primarily paid within the next 12 months and classified it as a current liability, included in trade accounts payable and accrued expenses. We anticipate additional charges in the remainder of the year across these same categories as additional cost saving, productivity initiatives, and value acceleration opportunities are identified.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-emergent and elective medical care have resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During the first half of 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.

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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, including Temporary Assistance for Needy Families, or TANF, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The operations of the recently acquired full ownership of Kindred at Home, as well as the company's strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers are also included in the Healthcare Services segment.
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
2022 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2022, approximately 3,095,300 members, or 68%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,914,300 members, or 67%, at June 30, 2021.
•Net income was $697 million, or $5.48 per diluted common share, and $588 million, or $4.55, for the three months ended June 30, 2022, and 2021, respectively. Net income was $1.6 billion, or $12.77 per diluted common share, and $1.4 billion, or $10.94 per diluted common share, for the six months ended June 30, 2022, and 2021, respectively. This comparison was significantly impacted by charges associated with productivity initiatives related to previously disclosed $1 billion value creation plan, tax provision related to the pending sale of Kindred at Home's Hospice and Personal Care divisions, put/call valuation adjustments associated with certain equity method investments, transaction and integration costs, as well as the change in the fair value of publicly-traded equity securities. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2022 and 2021 quarter and period:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Consolidated income before income taxes and equity in net earnings:
Charges associated with productivity initiatives related to the previously disclosed $1 billion value creation plan	$203	$—	$203	$—
Put/call valuation adjustments associated with company's non consolidating minority interest investments	(8)	419	(29)	534
Transaction and integration costs	36	22	53	22
Change in the fair value of publicly-traded equity securities	62	(63)	170	22
Total	$293	$378	$397	$578

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Diluted earnings per common share:
Charges associated with productivity initiatives related to the previously disclosed $1 billion value creation plan	$1.23	$—	$1.23	$—
Tax provision related to the pending sale of Kindred at Home's Hospice and Personal Care divisions	1.31	—	1.31	—
Put/call valuation adjustments associated with company's non consolidating minority interest investments	(0.05)	2.49	(0.18)	3.18
Transaction and integration costs	0.22	0.13	0.32	0.13
Change in the fair value of publicly-traded equity securities	0.37	(0.37)	1.03	0.13
Total	$3.08	$2.25	$3.71	$3.44

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

Comparison of Results of Operations for 2022 and 2021
The following discussion primarily deals with our results of operations for the three months ended June 30, 2022, or the 2022 quarter, the three months ended June 30, 2021, or the 2021 quarter, the six months ended June 30, 2022, or the 2022 period, and the six months ended June 30, 2021, or the 2021 period.

Consolidated

	For the three months ended June 30,		Change
	2022	2021	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$20,896	$18,468	$2,428	13.1%
Group and Specialty	1,370	1,510	(140)	(9.3)%
Total premiums	22,266	19,978	2,288	11.5%
Services:
Retail	8	12	(4)	(33.3)%
Group and Specialty	196	194	2	1.0%
Healthcare Services	1,145	285	860	301.8%
Total services	1,349	491	858	174.7%
Investment income	47	176	(129)	(73.3)%
Total revenues	23,662	20,645	3,017	14.6%
Operating expenses:
Benefits	19,099	17,149	1,950	11.4%
Operating costs	3,173	2,116	1,057	50.0%
Depreciation and amortization	175	144	31	21.5%
Total operating expenses	22,447	19,409	3,038	15.7%
Income from operations	1,215	1,236	(21)	(1.7)%
Interest expense	101	79	22	27.8%
Other (income) expense, net	(8)	419	427	101.9%
Income before income taxes and equity in net earnings	1,122	738	384	52.0%
Provision for income taxes	427	183	244	133.3%
Equity in net earnings	2	33	(31)	(93.9)%
Net income	$697	$588	$109	18.5%
Diluted earnings per common share	$5.48	$4.55	$0.93	20.4%
Benefit ratio (a)	85.8%	85.8%		—%
Operating cost ratio (b)	13.4%	10.3%		3.1%
Effective tax rate	38.1%	23.7%		14.4%

	For the six months ended June 30,		Change
	2022	2021	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Retail	$42,198	$37,059	$5,139	13.9%
Group and Specialty	2,771	3,043	(272)	(8.9)%
Total premiums	44,969	40,102	4,867	12.1%
Services:
Retail	14	17	(3)	(17.6)%
Group and Specialty	391	384	7	1.8%
Healthcare Services	2,208	556	1,652	297.1%
Total services	2,613	957	1,656	173.0%
Investment income	50	254	(204)	(80.3)%
Total revenues	47,632	41,313	6,319	15.3%
Operating expenses:
Benefits	38,724	34,445	4,279	12.4%
Operating costs	6,059	4,123	1,936	47.0%
Depreciation and amortization	345	286	59	20.6%
Total operating expenses	45,128	38,854	6,274	16.1%
Income from operations	2,504	2,459	45	1.8%
Interest expense	191	147	44	29.9%
Other (income) expense, net	(29)	534	563	105.4%
Income before income taxes and equity in net earnings	2,342	1,778	564	31.7%
Provision for income taxes	713	416	297	71.4%
Equity in net (losses) earnings	(2)	54	(56)	(103.7)%
Net income	$1,627	$1,416	$211	14.9%
Diluted earnings per common share	$12.77	$10.94	$1.83	16.7%
Benefit ratio (a)	86.1%	85.9%		0.2%
Operating cost ratio (b)	12.7%	10.0%		2.7%
Effective tax rate	30.5%	22.7%		7.8%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue
Consolidated premiums increased $2.3 billion, or 11.5%, from $20.0 billion in the 2021 quarter to $22.3 billion in the 2022 quarter and increased $4.9 billion, or 12.1%, from $40.1 billion in the 2021 period to $45.0 billion in the 2022 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums, partially offset by declining year-over-year membership associated with the group commercial medical products and a reduction in sequestration relief in the 2022 quarter compared to the 2021 quarter.

Services Revenue
Consolidated services revenue increased $858 million, or 174.7%, from $491 million in the 2021 quarter to $1.3 billion in the 2022 quarter and increased $1.7 billion, or 173.0%, from $1.0 billion in the 2021 period to $2.6 billion in the 2022 period primarily due to the impact of Kindred at Home revenues from external customers.
Investment Income
Investment income decreased $129 million, or 73.3%, from $176 million in the 2021 quarter to $47 million in the 2022 quarter and decreased $204 million, or 80.3%, from $254 million in the 2021 period to $50 million in the 2022 period primarily due to the decrease in the fair value of our publicly traded equity securities investments.
Benefit Expense
Consolidated benefits expense increased $2.0 billion, or 11.4%, from $17.1 billion in the 2021 quarter to $19.1 billion in the 2022 quarter and increased $4.3 billion, or 12.4%, from $34.4 billion in the 2021 period to $38.7 billion in the 2022 period. The consolidated benefit ratio was unchanged at 85.8% for the 2021 quarter and 2022 quarter and increased 20 basis points from 85.9% for the 2021 period to 86.1% for the 2022 period primarily due to the lower favorable prior-period medical claims reserve development, offset by higher per member individual Medicare Advantage premiums and lower admissions per thousand, or APT, associated with the individual Medicare Advantage business in the current year. Further, the 2022 quarter and period ratios reflect a shift in line of business mix with continued growth in certain government programs, which carry a higher benefits expense ratio, combined with a decline in Medicare stand-alone PDP and Group and Specialty membership, which have a lower benefits expense ratio.

Consolidated benefits expense included $37 million of favorable prior-period medical claims reserve development in the 2022 quarter and $164 million of favorable prior-period medical claims development in the 2021 quarter. Consolidated benefits expense included $397 million of favorable prior-period medical claims reserve development in the 2022 period and $719 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 20 basis points in the 2022 quarter and decreased the consolidated benefit ratio by approximately 80 basis points in the 2021 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points in the 2022 period and decreased the consolidated benefit ratio by approximately 180 basis points in the 2021 period.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $1.1 billion, or 50.0%, from $2.1 billion in the 2021 quarter to $3.2 billion in the 2022 quarter and increased $1.9 billion, or 47.0%, from $4.1 billion in the 2021 period to $6.1 billion in the 2022 period. The consolidated operating cost ratio increased 310 basis points from 10.3% for the 2021 quarter to 13.4% for the 2022 quarter and increased 270 basis points from 10.0% for the 2021 period to 12.7% for the 2022 period primarily due to the impact of the consolidation of Kindred at Home operations, which have a significantly higher operating cost ratio than our historical consolidated operating cost ratio. Kindred at Home operations added approximately 220 basis points and 210 basis points, respectively, to the 2022 quarter and period consolidated operating costs ratios. Further, the year-over-year increases reflect the $203 million in charges related to productivity initiatives in the 2022 quarter primary related to asset and software impairment and abandonment, partially offset by scale efficiencies associated with growth in individual Medicare Advantage membership.

Depreciation and Amortization
Depreciation and amortization increased $31 million, or 21.5%, from $144 million in the 2021 quarter to $175 million in the 2022 quarter and increased $59 million, or 20.6%, from $286 million in the 2021 period to $345 million in the 2022 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $22 million, or 27.8%, from $79 million in the 2021 quarter to $101 million in the 2022 quarter and increased $44 million, or 29.9%, from $147 million in the 2021 period to $191 million in the 2022 period from borrowings to finance the Kindred at Home acquisition.
Income Taxes
The effective income tax rate was 38.1% and 23.7% for the three months ended June 30, 2022, and 2021, respectively, and 30.5% and 22.7% for the six months ended June 30, 2022 and 2021, respectively. The increase is primarily due to the tax impact resulting from the excess of the book basis over the tax basis of KAH Hospice in connection with the held-for-sale classification at June 30, 2022.
Retail Segment

	June 30,		Change
	2022	2021	Members	Percentage
Membership:
Medical membership:
Individual Medicare Advantage	4,555,100	4,341,600	213,500	4.9%
Group Medicare Advantage	562,500	557,300	5,200	0.9%
Medicare stand-alone PDP	3,580,700	3,653,100	(72,400)	(2.0)%
Total Retail Medicare	8,698,300	8,552,000	146,300	1.7%
State-based Medicaid and other	1,053,000	877,300	175,700	20.0%
Medicare Supplement	317,400	330,400	(13,000)	(3.9)%
Total Retail medical members	10,068,700	9,759,700	309,000	3.2%

	For the three months ended June 30,		Change
	2022	2021	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$16,692	$14,585	$2,107	14.4%
Group Medicare Advantage	1,857	1,775	82	4.6%
Medicare stand-alone PDP	606	662	(56)	(8.5)%
Total Retail Medicare	19,155	17,022	2,133	12.5%
State-based Medicaid and other	1,556	1,264	292	23.1%
Medicare Supplement	185	182	3	1.6%
Total premiums	20,896	18,468	2,428	13.1%
Services	8	12	(4)	(33.3)%
Total premiums and services revenue	20,904	18,480	$2,424	13.1%
Segment earnings	$929	$836	$93	11.1%
Benefit ratio	87.0%	87.0%		—%
Operating cost ratio	8.2%	8.3%		(0.1)%

	For the six months ended June 30,		Change
	2022	2021	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$33,744	$29,400	$4,344	14.8%
Group Medicare Advantage	3,732	3,530	202	5.7%
Medicare stand-alone PDP	1,245	1,326	(81)	(6.1)%
Total Retail Medicare	38,721	34,256	4,465	13.0%
State-based Medicaid and other	3,110	2,443	667	27.3%
Medicare Supplement	367	360	7	1.9%
Total premiums	42,198	37,059	5,139	13.9%
Services	14	17	(3)	(17.6)%
Total premiums and services revenue	$42,212	$37,076	$5,136	13.9%
Segment earnings	$1,713	$1,630	$83	5.1%
Benefit ratio	87.5%	87.3%		0.2%
Operating cost ratio	8.1%	8.0%		0.1%

Segment Earnings
•Retail segment earnings increased $93 million, or 11.1%, from $836 million in the 2021 quarter to $929 million in the 2022 quarter and increased $83 million, or 5.1%, from $1.6 billion in the 2021 period to $1.7 billion in the 2022 period primarily due to the same factors impacting the segment's benefit and operating cost ratios as more fully described below.

Enrollment
•Individual Medicare Advantage membership increased 213,500 members, or 4.9%, from June 30, 2021 to June 30, 2022 primarily due to membership additions associated with the most recent Annual Election Period, or AEP. The year-over-year growth was further impacted by continued enrollment resulting from special elections in the second half of 2021 and Dual Eligible Special Need Plans, or D-SNP, membership growth. Individual Medicare Advantage membership includes 661,200 D-SNP members as of June 30, 2022, a net increase of 128,300, or 24.1%, from 532,900 as of June 30, 2021.
•Group Medicare Advantage membership increased 5,200 members, or 0.9%, from June 30, 2021 to June 30, 2022 reflecting smaller account sales and organic growth in concurrent accounts with no large accounts won or lost for the period.
•Medicare stand-alone PDP membership decreased 72,400 members, or 2.0%, from June 30, 2021 to June 30, 2022 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.
•State-based Medicaid membership increased 175,700 members, or 20.0%, from June 30, 2021 to June 30, 2022 reflecting the suspension of state eligibility redetermination efforts due to the currently enacted public health emergency, or PHE.
Premiums Revenue
•Retail segment premiums increased $2.4 billion, or 13.1%, from $18.5 billion in the 2021 quarter to $20.9 billion in the 2022 quarter and increased $5.1 billion, or 13.9%, from $37.1 billion in the 2021 period to $42.2 billion in the 2022 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums partially offset by a reduction of sequestration relief in the 2022 quarter compared to the 2021 quarter.
Benefits Expense
•The Retail segment benefit ratio is unchanged at 87.0% for the 2021 quarter and 2022 quarter and increased 20 basis points from 87.3% for the 2021 period to 87.5% for the 2022 period primarily due to the lower favorable prior-period medical claims reserve development, partially offset by the impact of higher per member individual Medicare Advantage premiums and lower APT associated with the individual Medicare Advantage business. Further, the 2022 quarter and period ratios reflect a shift in line of business mix within the segment, with growth in individual Medicare Advantage and state-based contracts and other membership, which carry a higher benefits expense ratio, combined with a decline in Medicare stand-alone PDP, which has a lower benefits expense ratio.
•The Retail segment's benefits expense included $39 million of favorable prior-period medical claims reserve development in the 2022 quarter and $156 million of favorable prior-period medical claims development in the 2021 quarter. The Retail segment’s benefit expense included $367 million of favorable prior-period medical claims reserve development in the 2022 period and $619 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development decreased the Retail segment's benefit ratio by approximately 20 basis points in the 2022 quarter and decreased the Retail segment's benefit ratio by approximately 80 basis points in the 2021 quarter. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 90 basis points in the 2022 period and decreased the Retail segment benefit ratio by approximately 170 basis points in the 2021 period.
Operating Costs
•The Retail segment operating cost ratio decreased 10 basis points from 8.3% for the 2021 quarter to 8.2% for the 2022 quarter primarily due to scale efficiencies associated with growth in the individual Medicare Advantage membership, partially offset by strategic investments to position the segment for long-term success. The Retail segment operating cost ratio increased 10 basis points from 8.0% for the 2021 period to

8.1% for the 2022 period primarily due to strategic investments to position the segment for long-term success, as well as the impact of higher marketing spend in the 2022 period to support individual Medicare Advantage growth. These factors were partially offset by scale efficiencies associated with growth in the individual Medicare Advantage membership.
Group and Specialty Segment

	June 30,		Change
	2022	2021	Members	Percentage
Membership:
Medical membership:
Fully-insured commercial group	595,400	706,100	(110,700)	(15.7)%
ASO	448,100	497,800	(49,700)	(10.0)%
Military services	6,017,800	6,038,500	(20,700)	(0.3)%
Total group medical members	7,061,300	7,242,400	(181,100)	(2.5)%
Specialty membership (a)	5,156,400	5,327,500	(171,100)	(3.2)%
(a)Specialty products include dental, vision, and other supplemental health. Members included in these products may not be unique to each product since members have the ability to enroll in multiple products.

	For the three months ended June 30,		Change
	2022	2021	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$943	$1,078	$(135)	(12.5)%
Group specialty	427	432	(5)	(1.2)%
Total premiums	1,370	1,510	(140)	(9.3)%
Services	196	194	2	1.0%
Total premiums and services revenue	$1,566	$1,704	$(138)	(8.1)%
Segment earnings	$101	$40	$61	152.5%
Benefit ratio	76.3%	82.6%		(6.3)%
Operating cost ratio	26.3%	23.9%		2.4%

	For the six months ended June 30,		Change
	2022	2021	Dollars	Percentage
	(in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$1,915	$2,177	$(262)	(12.0)%
Group specialty	856	866	(10)	(1.2)%
Total premiums	2,771	3,043	(272)	(8.9)%
Services	391	384	7	1.8%
Total premiums and services revenue	$3,162	$3,427	$(265)	(7.7)%
Segment earnings	$233	$214	$19	8.9%
Benefit ratio	75.5%	78.6%		(3.1)%
Operating cost ratio	26.0%	23.4%		2.6%

Segment Earnings
•Group and Specialty segment earnings increased $61 million, or 152.5%, from $40 million in the 2021 quarter to $101 million in the 2022 quarter and increased $19 million, or 8.9%, from $214 million in the 2021 period to $233 million in the 2022 period primarily due to the same factors that led to the segment's lower benefit ratio partially offset by the same factors that led to the segment's higher operating ratio as more fully described below.
Enrollment
•Fully-insured commercial group medical membership decreased 110,700 members, or 15.7%, from June 30, 2021 to June 30, 2022 reflecting the impact of pricing discipline to address COVID-19 and improve profitability.
•Group ASO commercial medical membership decreased 49,700 members, or 10.0%, from June 30, 2021 to June 30, 2022 reflecting continued intensified competition for small group accounts, partially offset by strong retention among large group accounts.
•Military services membership decreased 20,700 members, or 0.3%, from June 30, 2021 to June 30, 2022. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
•Specialty membership decreased 171,100 members, or 3.2%, from June 30, 2021 to June 30, 2022 primarily due to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership above. In addition, current membership reflects the economic impact of the COVID-19 pandemic.
Premiums Revenue
•Group and Specialty segment premiums decreased $140 million, or 9.3%, from $1.5 billion in the 2021 quarter to $1.4 billion in the 2022 quarter and decreased $272 million, or 8.9%, from $3.0 billion in the 2021 period to $2.8 billion in the 2022 period primarily due to the decline in our fully-insured commercial medical and ASO commercial membership, partially offset by higher per member premiums across the fully-insured commercial business.

Services Revenue
•Group and Specialty segment services revenue increased $2 million, or 1.0%, from $194 million in the 2021 quarter to $196 million in the 2022 quarter and increased $7 million, or 1.8%, from $384 million in the 2021 period to $391 million in the 2022 period.
Benefits Expense
•The Group and Specialty segment benefit ratio decreased 630 basis points from 82.6% in the 2021 quarter to 76.3% in the 2022 quarter and decreased 310 basis points from 78.6% in the 2021 period to 75.5% in the 2022 period primarily due to the impact of the specialty product's lower benefit ratio, as the segment results now reflect a higher mix of the specialty business, pricing and benefit design efforts to address COVID-19 and increase profitability, as well as a less severe COVID-19 impact within the fully-insured commercial business due to the enrolled population's vaccination rate in 2022 compared to 2021. These factors were partially offset by the lower prior-period medical claims reserve development.
•The Group and Specialty segment's benefits expense included $2 million of unfavorable prior-period medical claims reserve development in the 2022 quarter and $8 million of favorable prior-period medical claims reserve development in the 2021 quarter. The Group and Specialty segment's benefits expense included $30 million of favorable prior-period medical claims reserve development in the 2022 period and $100 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development increased the Group and Specialty segment benefit ratio by approximately 10 basis points in the 2022 quarter and decreased the Group Specialty segment benefit ratio by approximately 50 basis points in the 2021 quarter. Prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 110 basis points in the 2022 period and decreased the Group and Specialty segment benefit ratio by approximately 330 basis points in the 2021 period.
Operating Costs
•The Group and Specialty segment operating cost ratio increased 240 basis points from 23.9% for the 2021 quarter to 26.3% for the 2022 quarter and increased 260 basis points from 23.4% in the 2021 period to 26.0% in the 2022 period primarily due to the impact of membership declining at a greater rate than the decline in absolute administrative expenses, as well as a greater proportion of membership associated with our ASO commercial and military services businesses, each of which have a higher operating cost ratio than the fully-insured commercial product. The increase further reflects investments in the Military services business across demonstration programs, partners service contracts and in preparation for the next generation of the United States Department of Defenses's TRICARE contracts, as well as investments in the specialty business to promote growth.

Healthcare Services Segment

	For the three months ended June 30,		Change
	2022	2021	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$752	$25	$727	2908.0%
Pharmacy solutions	256	163	93	57.1%
Provider services	137	97	40	41.2%
Total services revenues	1,145	285	860	301.8%
Intersegment revenues:
Home solutions	214	138	76	55.1%
Pharmacy solutions	6,825	6,458	367	5.7%
Provider services	777	642	135	21.0%
Total intersegment revenues	7,816	7,238	578	8.0%
Total services and intersegment revenues	$8,961	$7,523	$1,438	19.1%
Segment earnings	$437	$311	$126	40.5%
Operating cost ratio	94.5%	95.8%		(1.3)%

	For the six months ended June 30,		Change
	2021	2021	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	1,478	49	1,429	2916.3%
Pharmacy solutions	480	319	161	50.5%
Provider services	250	188	62	33.0%
Total services revenues	2,208	556	1,652	297.1%
Intersegment revenues:
Home solutions	416	261	155	59.4%
Pharmacy solutions	13,498	12,675	823	6.5%
Provider services	1,525	1,228	297	24.2%
Total intersegment revenues	15,439	14,164	1,275	9.0%
Total services and intersegment revenues	$17,647	$14,720	$2,927	19.9%
Segment earnings	$883	$580	$303	52.2%
Operating cost ratio	94.4%	95.9%		(1.5)%

Segment Earnings
•Healthcare Services segment earnings increased $126 million, or 40.5%, from $311 million in the 2021 quarter to $437 million in the 2022 quarter and increased $303 million, or 52.2%, from $580 million in the 2021 period to $883 million in the 2022 period primarily due to consolidation of Kindred at Home earnings, individual Medicare Advantage and state-based contracts membership growth leading to higher pharmacy earnings as well as the same factors that led to the segment's lower operating cost ratio.
Script Volume
•Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 133 million in the 2022 quarter, up 3.3%, versus scripts of approximately 129 million in the 2021 quarter and increased to approximately 264 million in the 2022 period, up 3.8%, versus scripts of approximately 255 million in the 2021 period primarily due to individual Medicare Advantage membership growth, partially offset by the decline in stand-alone PDP, fully-insured commercial and ASO membership.
Services Revenues
•Services revenues increased $860 million, or 301.8%, from $285 million in the 2021 quarter to $1.1 billion in the 2022 quarter and increased $1.7 billion, or 297.1%, from $556 million in the 2021 period to $2.2 billion in the 2022 period primarily due to the impact of Kindred at Home revenues from external customers.
Intersegment Revenues
•Intersegment revenues increased $578 million, or 8.0%, from $7.2 billion in the 2021 quarter to $7.8 billion in the 2022 quarter and increased $1.3 billion, or 9.0%, from $14.2 billion in the 2021 period to $15.4 billion in the 2022 period primarily due to individual Medicare Advantage and state-based contracts membership growth leading to higher pharmacy revenues, the impact of greater mail-order pharmacy penetration, as well as higher revenues associated with growth in our provider business.
Operating Costs
•The Healthcare Services segment operating cost ratio decreased 130 basis points from 95.8% for the 2021 quarter to 94.5% for the 2022 quarter and decreased 150 basis points from 95.9% for the 2021 period to 94.4% for the 2022 period primarily due to consolidation of Kindred at Home operations which have a lower operating cost ratio than other businesses within the segment, combined with a favorable impact to the ratio related to our pharmacy operations.

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
Cash and cash equivalents increased to approximately $5.2 billion at June 30, 2022 from $3.4 billion at December 31, 2021. The change in cash and cash equivalents for the six months ended June 30, 2022 and 2021 is summarized as follows:

	Six Months Ended
	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$1,261	$(477)
Net cash used in investing activities	(1,670)	(2,203)
Net cash provided by financing activities	2,235	1,385
Increase (decrease) in cash and cash equivalents	$1,826	$(1,295)
Cash Flow from Operating Activities
Cash flows provided by operations of $1.3 billion in the 2022 period increased $1.7 billion from cash flows used in operations of $477 million in the 2021 period primarily due to higher earnings in the 2022 period combined with the 2021 period impact associated with the pay down of claims inventory and capitation for provider surplus amounts earned in 2020 and additional provider support.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. We illustrate these changes with the following summaries of benefits payable and receivables.
The detail of benefits payable was as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021	2022 Period Change	2021 Period Change
	(in millions)
IBNR (1)	$5,953	$5,695	$258	$129
Reported claims in process (2)	1,471	907	564	428
Other benefits payable (3)	2,226	1,687	539	(215)
Total benefits payable	$9,650	$8,289	$1,361	$342
Payables from acquisition			—	(42)
Change in benefits payable per cash flow statement resulting in cash from operations			$1,361	$300
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
The increase in benefits payable in the 2022 period was primarily due to an increase in reported claims in process, higher capitation accruals and higher IBNR. Higher reported claims in process was a function of month-end cut off. IBNR increased primarily as a result of increased individual Medicare Advantage and state-based contracts membership.

The detail of total net receivables was as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021	2022 Period Change	2021 Period Change
	(in millions)
Medicare	$2,954	$1,214	$1,740	$1,225
Commercial and other	378	579	(201)	78
Military services	109	104	5	3
Allowance for doubtful accounts	(72)	(83)	11	(6)
Total net receivables	$3,369	$1,814	$1,555	$1,300
Reconciliation to cash flow statement:
Receivables from acquisition			—	(15)
Receivables held-for-sale			178
Change in receivables per cash flow statement resulting in cash from operations			$1,733	$1,285

The changes in Medicare receivables for both the 2022 period and the 2021 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter. We received the 2022 mid-year settlement of approximately $2.0 billion in July 2022.

Cash Flow from Investing Activities
During the 2022 period and 2021 period, we acquired immaterial businesses of approximately $167 million and $325 million, net of cash and cash equivalents received, respectively.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $574 million in the 2022 period and $619 million in the 2021 period.

Net purchases of investment securities were $929 million in the 2022 period and net purchases of investment securities were $1.3 billion in the 2021 period.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $3.1 billion and $1.2 billion in the 2022 and 2021 periods, respectively.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $4 million and $2 million in the 2022 and 2021 periods, respectively.

Net repayments from the issuance of commercial paper were $418 million in the 2022 period and net proceeds from the issuance of commercial paper were $508 million in the 2021 period. The maximum principal amount outstanding at any one time during the 2022 period was $1.5 billion.
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
We acquired common shares in connection with employee stock plans for an aggregate cost of $28 million in the 2022 period and $33 million in the 2021 period.
We paid dividends to stockholders of $191 million during the 2022 period and $173 million during the 2021 period.
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
Divestiture
In the third quarter of 2022, we expect to divest a 60% interest in KAH Hospice pursuant to the definitive agreement we signed with CD&R on April 21, 2022. Under the agreement, we will receive cash proceeds of approximately $2.8 billion, which includes a combination of debt repayments from KAH Hospice to Humana and equity proceeds from the 60% interest purchased by CD&R. The transaction is subject to customary state and federal regulatory approvals. For a detailed discussion of this transaction, please refer to Note 3 to the condensed consolidated financial statements.
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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2022 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $800 million at June 30, 2022 compared to $1.3 billion at December 31, 2021. This decrease primarily was due to common stock repurchases, capital expenditures, repayment of borrowings under the commercial paper program, cash dividends to shareholders, capital contributions to certain subsidiaries and acquisitions, partially offset by net proceeds from the senior notes, proceeds from the sale of investment securities and earnings in non-regulated Healthcare Services subsidiaries. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2022, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $10.3 billion, which exceeded aggregate minimum regulatory requirements of $7.9 billion. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at June 30, 2022. Our net unrealized position decreased $1,421 million from a net unrealized gain position of $57 million at December 31, 2021 to a net unrealized loss position of $1,364 million at June 30, 2022. At June 30, 2022, we had gross unrealized losses of $1,367 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the six months ended June 30, 2022. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.3 years as of June 30, 2022 and approximately 3.6 years as of December 31, 2021. The decrease in the average duration is reflective of various portfolio management activities and the decreased holdings of cash and cash equivalents. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $604 million at June 30, 2022.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2022.
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
On August 17, 2021, we acquired the remaining 60% interest in KAH. We currently exclude, and are in the process of working to incorporate, KAH in our evaluation of internal controls over financial reporting and related disclosure controls and procedures. Total KAH assets and revenues excluded from our evaluation represent 1% and 3%, respectively, of the related consolidated financial statement amounts as of and for the period ended June 30, 2022.
Other than the KAH acquisition mentioned above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2022	—	$—	—	$2,000,000,000
May 2022	—	—	—	2,000,000,000
June 2022	—	—	—	2,000,000,000
Total	—	$—	—
(1)On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $250 million remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024. On January 11, 2022, we entered into separate accelerated stock repurchase agreements, the January 2022 ASR Agreements, with Mizuho Markets Americas LLC, or Mizuho, and Wells Fargo Bank, or Wells Fargo, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 18, 2021. On January 12, 2022, in accordance with the January 2022 ASR Agreements, we made a payment of $1 billion ($500 million to Mizuho and $500 million to Wells Fargo) and received an initial delivery of 2.2 million shares of our common stock (1.08 million shares each from Mizuho and Wells Fargo). In January 2022, we recorded the payments to Mizuho and Wells Fargo as a reduction to stockholders’ equity, consisting of an $850 million increase in treasury stock, which reflects the value of the initial 2.2 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflects the value of stock held back by Mizuho and Wells Fargo pending final settlement of the January 2022 ASR Agreements. Upon final settlement of the January 2022 ASR Agreements with Mizuho and Wells Fargo on March 29, 2022 and March 30, 2022, respectively, we received an additional 0.1 million shares and 0.1 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $410.96 and $411.66, respectively, bringing the total shares received under the January 2022 ASR Agreements to 2.4 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Mizuho and Wells Fargo from capital in excess of par value to treasury stock. Our remaining repurchase authorization was $2 billion as of July 26, 2022.
(2)Excludes 64,812 shares repurchased in connection with employee stock plans.

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
10.1
364-Day $1.5 Billion Revolving Credit Agreement, dated as of June 3, 2022, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Goldman Sachs Bank USA, Citibank, N.A., PNC Capital Markets LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on June 3, 2022).

10.2	Transition & Separation Agreement between Timothy Alan Wheatley and Humana Inc. and its affiliates and subsidiaries, dated July 25, 2022.
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) the Consolidated Statements of Equity for the three and six months ended June 30, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	July 27, 2022	By:	/s/ MICHAEL A. KOEBERLEIN
Michael A. Koeberlein
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)