Form 10-Q
period 2022-09-30
HUMANA INC
filed 2022-11-02
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2022
$0.16 2/3 par value	126,600,318 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2022

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,558	$3,394
Investment securities	13,124	13,192
Receivables, net of allowances of $71 in 2022 and $83 in 2021	1,609	1,814
Other current assets	5,420	6,493
Total current assets	33,711	24,893
Property and equipment, net	3,218	3,073
Long-term investment securities	375	780
Equity method investments	738	141
Goodwill	9,096	11,092
Other long-term assets	3,627	4,379
Total assets	$50,765	$44,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$9,237	$8,289
Trade accounts payable and accrued expenses	6,766	4,509
Book overdraft	237	326
Unearned revenues	6,012	254
Short-term debt	2,799	1,953
Total current liabilities	25,051	15,331
Long-term debt	7,798	10,541
Other long-term liabilities	1,599	2,383
Total liabilities	34,448	28,255
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,666,598 shares issued at September 30, 2022 and 198,648,742 shares at December 31, 2021	33	33
Capital in excess of par value	3,234	3,082
Retained earnings	25,606	23,086
Accumulated other comprehensive (loss) income	(1,467)	42
Treasury stock, at cost, 72,066,280 shares at September 30, 2022 and 69,846,758 shares at December 31, 2021	(11,152)	(10,163)
Noncontrolling interests	63	23
Total stockholders’ equity	16,317	16,103
Total liabilities and stockholders’ equity	$50,765	$44,358
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions, except per share results)
Revenues:
Premiums	$21,468	$19,885	$66,437	$59,987
Services	1,159	845	3,772	1,802
Investment income (loss)	172	(33)	222	221
Total revenues	22,799	20,697	70,431	62,010
Operating expenses:
Benefits	18,384	17,316	57,108	51,761
Operating costs	3,061	2,603	9,120	6,726
Depreciation and amortization	182	150	527	436
Total operating expenses	21,627	20,069	66,755	58,923
Income from operations	1,172	628	3,676	3,087
Gain on sale of KAH Hospice	(240)	—	(240)	—
Interest expense	102	88	293	235
Other expense (income), net	13	(1,096)	(16)	(562)
Income before income taxes and equity in net earnings	1,297	1,636	3,639	3,414
Provision for income taxes	107	120	820	536
Equity in net earnings	3	15	1	69
Net income	$1,193	$1,531	$2,820	$2,947
Net loss attributable to noncontrolling interests	2	—	1	—
Net income attributable to Humana	$1,195	$1,531	$2,821	$2,947
Basic earnings per common share	$9.45	$11.91	$22.27	$22.90
Diluted earnings per common share	$9.39	$11.84	$22.16	$22.77
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Net income attributable to Humana	$1,195	$1,531	$2,821	$2,947
Other comprehensive income:
Change in gross unrealized investment losses	(590)	(63)	(1,982)	(247)
Effect of income taxes	135	14	455	56
Total change in unrealized investment losses, net of tax	(455)	(49)	(1,527)	(191)
Reclassification adjustment for net realized gains (losses)	50	(16)	23	(80)
Effect of income taxes	(11)	4	(5)	19
Total reclassification adjustment, net of tax	39	(12)	18	(61)
Other comprehensive loss, net of tax	(416)	(61)	(1,509)	(252)
Comprehensive income attributable to equity method investments	—	(10)	—	6
Comprehensive income attributable to Humana	$779	$1,460	$1,312	$2,701
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2022
Balances, June 30, 2022	198,667	$33	$3,153	$24,511	$(1,051)	$(11,156)	$20	$15,510
Net income				1,195			(2)	1,193
Distribution from noncontrolling interest holders, net							3	3
Sale of KAH Hospice							(11)	(11)
Acquisition							53	53
Other comprehensive loss					(416)			(416)
Common stock repurchases			—			(4)		(4)
Dividends and dividend equivalents			—	(100)				(100)
Stock-based compensation			80					80
Restricted stock unit vesting	—	—	(3)			3		—
Stock option exercises	—	—	4			5		9
Balances, September 30, 2022	198,667	$33	$3,234	$25,606	$(1,467)	$(11,152)	$63	$16,317

Three months ended September 30, 2021
Balances, June 30, 2021	198,649	$33	$3,018	$21,751	$216	$(10,175)	$—	$14,843
Net income				1,531			—	1,531
Acquisition							22	22
Other comprehensive loss					(71)			(71)
Common stock repurchases			—			(3)		(3)
Dividends and dividend equivalents			—	(91)				(91)
Stock-based compensation			48					48
Restricted stock unit vesting	—	—	(3)			3		—
Stock option exercises	—	—	1			2		3
Balances, September 30, 2021	198,649	$33	$3,064	$23,191	$145	$(10,173)	$22	$16,282
See accompanying notes to condensed consolidated financial statements.

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2022
Balances, December 31, 2021	198,649	$33	$3,082	$23,086	$42	$(10,163)	$23	$16,103
Net income				2,821			(1)	2,820
Distribution to noncontrolling interest holders, net							(1)	(1)
Sale of KAH Hospice							(11)	(11)
Acquisition							53	53
Other comprehensive loss					(1,509)			(1,509)
Common stock repurchases			—			(1,032)		(1,032)
Dividends and dividend equivalents			—	(301)				(301)
Stock-based compensation			173					173
Restricted stock unit vesting	18	—	(31)			31		—
Stock option exercises	—	—	10			12		22
Balances, September 30, 2022	198,667	$33	$3,234	$25,606	$(1,467)	$(11,152)	$63	$16,317

Nine months ended September 30, 2021
Balances, December 31, 2020	198,649	$33	$2,705	$20,517	$391	$(9,918)	$—	$13,728
Net income				2,947			—	2,947
Acquisition							22	22
Other comprehensive loss					(246)			(246)
Common stock repurchases			263			(299)		(36)
Dividends and dividend equivalents			—	(273)				(273)
Stock-based compensation			132					132
Restricted stock unit vesting	—	—	(40)			40		—
Stock option exercises	—	—	4			4		8
Balances, September 30, 2021	198,649	$33	$3,064	$23,191	$145	$(10,173)	$22	$16,282

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$2,820	$2,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of KAH Hospice	(240)	—
Loss on investment securities, net	136	18
Gain on Kindred at Home equity method investment	—	(1,129)
Equity in net earnings	(1)	(69)
Stock-based compensation	173	132
Depreciation	555	468
Amortization	73	51
Impairment on property and equipment	144	—
Deferred income taxes	(33)	—
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	11	(294)
Other assets	(465)	(476)
Benefits payable	948	573
Other liabilities	(195)	207
Unearned revenues	5,758	(84)
Other	30	14
Net cash provided by operating activities	9,714	2,358
Cash flows from investing activities
Proceeds from sale of KAH Hospice, net	2,708	—
Acquisitions, net of cash and cash equivalents acquired	(293)	(3,959)
Purchases of property and equipment, net	(862)	(945)
Purchases of investment securities	(4,740)	(6,573)
Proceeds from maturities of investment securities	1,214	2,103
Proceeds from sales of investment securities	1,979	2,920
Net cash provided by (used in) investing activities	6	(6,454)
Cash flows from financing activities
Receipts from contract deposits, net	3,787	605
Proceeds from issuance of senior notes, net	744	2,984
(Repayments) proceeds from issuance of commercial paper, net	(660)	193
Proceeds from term loan	—	500
Repayment of term loan	(2,000)	(150)
Debt issue costs	(2)	(29)
Change in book overdraft	(89)	(80)
Common stock repurchases	(1,032)	(36)
Dividends paid	(291)	(263)
Other	(13)	3
Net cash provided by financing activities	444	3,727
Increase (decrease) in cash and cash equivalents	10,164	(369)
Cash and cash equivalents at beginning of period	3,394	4,673
Cash and cash equivalents at end of period	$13,558	$4,304

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$256	$183
Income tax payments, net	$751	$219
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$411	$9,572
Less: Fair value of liabilities assumed	(65)	(3,231)
Less: Noncontrolling interests acquired	(53)	(22)
Less: Remeasured existing Kindred at Home equity method investment	—	(2,360)
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$293	$3,959
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2021, that was filed with the Securities and Exchange Commission, or the SEC, on February 17, 2022. We refer to this Form 10-K as the “2021 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill and indefinite-lived intangible assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. For additional information regarding accounting policies considered in preparing our consolidated financial statements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our Healthcare Services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, during the three and nine months ended September 30, 2022, we recorded charges of $82 million and $285 million, respectively, primarily related to asset and software impairment and abandonment in the amount of $4 million and $144 million for the three and nine months ended September 30, 2022, respectively. Also included in this charge was $44 million and $65 million for the three and nine months ended September 30, 2022, respectively, in future severance payments in connection with the optimization of our workforce to increase speed, agility, and the pace at which Humana must work as a large, integrated healthcare organization. We expect this liability to be primarily paid within the next 12 months and classified it as a current liability, included in trade accounts payable and accrued expenses. These charges are included within operating costs in the condensed consolidated statements of income for the three and nine months ended September 30, 2022, and were recorded at the corporate level and not allocated to the segments.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-emergent and elective medical care have resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.

Revenue Recognition
Our revenues include premiums and services revenue. Services revenue includes administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, services revenue includes net patient services revenue that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For additional information regarding our revenues, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K. For additional information regarding disaggregation of revenue by segment and type, refer to Note 14 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
At September 30, 2022, accounts receivable related to services were $311 million. For the three and nine months ended September 30, 2022, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at September 30, 2022.
For the three and nine months ended September 30, 2022, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 have extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The new guidance relates to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in, assumptions. The new guidance, limited to our Medicare supplement product which represent less than 1% of consolidated premiums and services revenue, is effective for us beginning with annual and interim periods in 2023 and, using a modified retrospective approach, is to be applied to contracts in force on the basis of their existing carrying value amounts at the beginning of the earliest period presented. We are currently evaluating the impact on our results of operations, financial position and cash flows.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
3. ACQUISITIONS AND DIVESTITURES
On August 11, 2022, we completed the sale of a 60% interest of Humana’s Kindred at Home Hospice subsidiary, or KAH Hospice, to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from KAH Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $240 million which is reported as a gain on sale of KAH Hospice in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022.
In June 2022, we classified KAH Hospice as held-for-sale and aggregated KAH Hospice’s assets and liabilities separately on the balance sheet. The assets, liabilities and noncontrolling interest disposed of on August 11, 2022 were as follows:

August 11, 2022
(in millions)
Assets
Cash and cash equivalents	$66
Receivables, net of allowances	194
Other current assets	20
Property and equipment, net	44
Goodwill	2,331
Other assets	960
Total assets	$3,615
Liabilities
Trade accounts payable and accrued expenses	$245
Other long-term liabilities	281
Total liabilities	$526
Noncontrolling interest	$11

Other assets included $866 million identifiable intangibles consisting of Medicare licenses and certificates of need.

Prior to the KAH Hospice disposition on August 11, 2022, as discussed above, KAH Hospice revenues for the three and nine months ended September 30, 2022 were $177 million and $958 million, respectively. Prior to the KAH Hospice disposition on August 11, 2022, KAH Hospice pretax earnings for the three and nine months ended September 30, 2022 were $24 million and $150 million, respectively.

On August 17, 2021, we acquired the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds for an enterprise value of $8.2 billion, which included our equity value of $2.4 billion associated with our 40% minority ownership interest. We paid the approximate $5.8 billion transaction price (net of our existing equity stake) through a combination of debt financing, the assumption of existing KAH indebtedness and parent company cash.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2022 and December 31, 2021, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$657	$—	$(58)	$599
Mortgage-backed securities	3,589	1	(550)	3,040
Tax-exempt municipal securities	769	—	(54)	715
Mortgage-backed securities:
Residential	482	—	(78)	404
Commercial	1,562	—	(154)	1,408
Asset-backed securities	1,915	—	(81)	1,834
Corporate debt securities	6,418	—	(931)	5,487
Total debt securities	$15,392	$1	$(1,906)	13,487
Common stock				12
Total investment securities				$13,499

December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$611	$1	$(10)	$602
Mortgage-backed securities	3,265	33	(69)	3,229
Tax-exempt municipal securities	810	33	(2)	841
Mortgage-backed securities:
Residential	373	—	(6)	367
Commercial	1,394	27	(11)	1,410
Asset-backed securities	1,346	6	(4)	1,348
Corporate debt securities	5,641	118	(59)	5,700
Total debt securities	$13,440	$218	$(161)	13,497
Common stock				475
Total investment securities				$13,972

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In August 2022, we purchased certain corporate debt securities of KAH Hospice subsequent to the sale. The book value and fair value are $279 million and $274 million, respectively, at September 30, 2022.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at September 30, 2022 and December 31, 2021, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$146	$(6)	$380	$(52)	$526	$(58)
Mortgage-backed securities	1,114	(131)	1,802	(419)	2,916	(550)
Tax-exempt municipal securities	79	(3)	625	(51)	704	(54)
Mortgage-backed securities:
Residential	127	(15)	277	(63)	404	(78)
Commercial	252	(13)	1,156	(141)	1,408	(154)
Asset-backed securities	598	(30)	1,226	(51)	1,824	(81)
Corporate debt securities	1,909	(191)	3,484	(740)	5,393	(931)
Total debt securities	$4,225	$(389)	$8,950	$(1,517)	$13,175	$(1,906)

December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$201	$(3)	$355	$(7)	$556	$(10)
Mortgage-backed securities	2,082	(49)	556	(20)	2,638	(69)
Tax-exempt municipal securities	68	(1)	34	(1)	102	(2)
Mortgage-backed securities:
Residential	358	(6)	8	—	366	(6)
Commercial	295	(4)	400	(7)	695	(11)
Asset-backed securities	530	(3)	425	(1)	955	(4)
Corporate debt securities	1,456	(28)	769	(31)	2,225	(59)
Total debt securities	$4,990	$(94)	$2,547	$(67)	$7,537	$(161)

Approximately 95% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at September 30, 2022. Most of the debt securities that were below investment-grade were rated BB, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,655 positions out of a total of approximately 1,905 positions at September 30, 2022. All issuers of debt securities we own that were trading at an unrealized loss at September 30, 2022 remain current on all contractual payments. After taking into account these

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At September 30, 2022, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. As such, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and nine months ended September 30, 2022 and 2021.
The detail of (losses) gains related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Gross gains on investment securities	$2	$71	$41	$180
Gross losses on investment securities	(52)	(1)	(58)	(1)
Gross gains on equity securities	51	40	51	104
Gross losses on equity securities	—	(214)	(170)	(301)
Net recognized gains (losses) on investment securities	$1	$(104)	$(136)	$(18)
The gains and losses related to equity securities for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net gains (losses) recognized on equity securities during the period	$51	$(174)	$(119)	$(197)
Less: Net gains (losses) recognized on equity securities sold during the period	47	—	(105)	—
Unrealized gains (losses) recognized on equity securities still held at the end of the period	$4	$(174)	$(14)	$(197)
The contractual maturities of debt securities available for sale at September 30, 2022, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$442	$438
Due after one year through five years	2,895	2,682
Due after five years through ten years	3,227	2,687
Due after ten years	1,280	994
Mortgage and asset-backed securities	7,548	6,686
Total debt securities	$15,392	$13,487

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2022 and December 31, 2021, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2022
Cash equivalents	$13,357	$13,357	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	599	—	599	—
Mortgage-backed securities	3,040	—	3,040	—
Tax-exempt municipal securities	715	—	715	—
Mortgage-backed securities:
Residential	404	—	404	—
Commercial	1,408	—	1,408	—
Asset-backed securities	1,834	—	1,834	—
Corporate debt securities	5,487	—	5,387	100
Total debt securities	13,487	—	13,387	100
Common stock	12	12	—	—
Total invested assets	$26,856	$13,369	$13,387	$100

December 31, 2021
Cash equivalents	$3,322	$3,322	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	602	—	602	—
Mortgage-backed securities	3,229	—	3,229	—
Tax-exempt municipal securities	841	—	841	—
Mortgage-backed securities:
Residential	367	—	367	—
Commercial	1,410	—	1,410	—
Asset-backed securities	1,348	—	1,348	—
Corporate debt securities	5,700	—	5,632	68
Total debt securities	13,497	—	13,429	68
Common stock	475	475	—	—
Total invested assets	$17,294	$3,797	$13,429	$68

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our Level 3 assets had a fair value of $100 million at September 30, 2022 , or 0.4% of our total invested assets. During the year ended September 30, 2022, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

For the nine months ended September 30, 2022
Private Placements
(in millions)
Beginning balance at January 1	$68
Total gains or losses:
Realized in earnings	—
Unrealized in other comprehensive income	(12)
Purchases	44
Sales	—
Settlements	—
Balance at September 30	$100
There were no Level 3 assets for the nine months ended September 30, 2021.
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $9.8 billion at September 30, 2022 and $9.0 billion at December 31, 2021. The fair value of our senior notes debt was $9.0 billion at September 30, 2022 and $10.0 billion at December 31, 2021. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. The term loans and commercial paper borrowings were $803 million at September 30, 2022 and $3.5 billion at December 31, 2021.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values associated with our Primary Care Organization strategic partnership with WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period. The put and call options fair values were $190 million and $17 million, respectively, at September 30, 2022. The put and call options fair values, derived from the Monte Carlo simulation, were $202 million and $13 million, respectively, at December 31, 2021.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2022	December 31, 2021
Annualized volatility	23.4% - 23.5%	22.4%
Credit spread	1.2% - 1.4%	0.9%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	13.0%	12.5%
Long term growth rate	3.0%	3.0%
Other Assets and Liabilities Measured at Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, we acquired various health and wellness related businesses during 2022. The net assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The net tangible assets including receivables and accrued liabilities were recorded at their carrying value which approximated their fair value due to their short term nature. The fair value of goodwill and other intangible assets were internally estimated based primarily on the income approach. The income approach estimates fair value based on the present value of cash flow that the assets could be expected to generate in the future. We developed internal estimates for expected cash flows in the present value calculation using inputs and significant assumptions that include historical revenues and earnings, revenue growth rates, the amount and timing of future cash flows, discount rates, contributory asset charges and future tax rates, among others. The excess purchase price over the fair value of assets and liabilities acquired is recorded as goodwill.
As disclosed in Note 3, we completed the sale of KAH Hospice on August 11, 2022. The carrying value of the assets and liabilities of KAH Hospice disposed approximates fair value. The amount of goodwill included in the carrying value is based on the relative fair value of the Home Solutions reporting unit included within the Healthcare Services segment.
Other than the assets and liabilities acquired and disposed during 2022, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2022.
For additional information regarding our fair value measurements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2022 and December 31, 2021. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

	September 30, 2022		December 31, 2021
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$157	$775	$363	$1,894
Trade accounts payable and accrued expenses	(94)	(3,074)	(68)	(466)
Net current asset (liability)	63	(2,299)	295	1,428
Other long-term assets	234	—	5	—
Other long-term liabilities	(188)	—	(194)	—
Net long-term asset (liability)	46	—	(189)	—
Total net asset (liability)	$109	$(2,299)	$106	$1,428

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2022 were as follows:

	Retail	Group and Specialty	Healthcare Services	Total
	(in millions)
Balance at January 1, 2022	$1,933	$261	$8,898	$11,092
Acquisitions	183	—	152	335
Dispositions	—	—	(2,331)	(2,331)
Balance at September 30, 2022	$2,116	$261	$6,719	$9,096

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2022 and December 31, 2021:

		September 30, 2022			December 31, 2021
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,138	$—	$1,138	$1,771	$—	$1,771
Medicare licenses	Indefinite	292	—	292	522	—	522
Customer contracts/ relationships	9.4 years	929	659	270	883	620	263
Trade names and technology	6.7 years	142	104	38	160	97	63
Provider contracts	11.6 years	73	61	12	72	57	15
Noncompetes and other	8.4 years	85	38	47	35	30	5
Total other intangible assets	9.1 years	$2,659	$862	$1,797	$3,443	$804	$2,639
    For the three months ended September 30, 2022 and 2021, amortization expense for other intangible assets was approximately $25 million and $17 million, respectively. For the nine months ended September 30, 2022 and 2021, amortization expense for other intangible assets was approximately $61 million and $47 million, respectively. The following table presents our estimate of amortization expense remaining for 2022 and each of the five next succeeding years at September 30, 2022:

(in millions)
For the years ending December 31,
2022	$19
2023	63
2024	55
2025	53
2026	40
2027	31
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated and segment basis, activity in benefits payable was as follows for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30, 2022
	Consolidated	Retail	Group & Specialty
	(in millions)
Balances, beginning of period	$8,289	$7,675	$614
Acquisitions	—	—	—
Incurred related to:
Current year	57,512	54,731	3,168
Prior years	(404)	(379)	(25)
Total incurred	57,108	54,352	3,143
Paid related to:
Current year	(48,835)	(46,608)	(2,614)
Prior years	(7,325)	(6,757)	(568)
Total paid	(56,160)	(53,365)	(3,182)
Balances, end of period	$9,237	$8,662	$575

	For the nine months ended September 30, 2021
	Consolidated	Retail	Group & Specialty
	(in millions)
Balances, beginning of period	$8,143	$7,428	$715
Acquisitions	42	42	—
Incurred related to:
Current year	52,529	49,247	3,769
Prior years	(768)	(673)	(95)
Total incurred	51,761	48,574	3,674
Paid related to:
Current year	(44,370)	(41,721)	(3,136)
Prior years	(6,818)	(6,216)	(602)
Total paid	(51,188)	(47,937)	(3,738)
Balances, end of period	$8,758	$8,107	$651
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At September 30, 2022, benefits payable for our Retail segment included IBNR of approximately $5.2 billion, primarily associated with claims incurred in 2022. At September 30, 2022, benefits payable for our Group & Specialty segment included IBNR of approximately $484 million, primarily associated with claims incurred in 2022.

Amounts incurred related to prior periods vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$1,195	$1,531	$2,821	$2,947
Weighted average outstanding shares of common stock used to compute basic earnings per common share	126,572	128,518	126,678	128,714
Dilutive effect of:
Employee stock options	61	68	50	65
Restricted stock	723	669	577	619
Shares used to compute diluted earnings per common share	127,356	129,255	127,305	129,398
Basic earnings per common share	$9.45	$11.91	$22.27	$22.90
Diluted earnings per common share	$9.39	$11.84	$22.16	$22.77
Number of antidilutive stock options and restricted stock excluded from computation	78	136	267	256

For additional information regarding earnings per common share, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2022 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
12/31/2021	1/28/2022	$0.7000	$90
3/31/2022	4/29/2022	$0.7875	$100
6/30/2022	7/29/2022	$0.7875	$100
9/30/2022	10/28/2022	$0.7875	$100
In October 2022, the Board declared a cash dividend of $0.7875 per share payable on January 27, 2023 to stockholders of record as of the close of business on December 30, 2022. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.
Stock Repurchases
Our Board of Directors may authorize the purchase of our common stock shares. Under the share repurchase authorization, shares may be purchased from time to time at prevailing prices in the open market, by block purchases, through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Our remaining repurchase authorization was $2 billion as of November 1, 2022.
In connection with employee stock plans, we acquired 0.07 million common shares for $32 million and 0.09 million common shares for $36 million during the nine months ended September 30, 2022 and 2021, respectively.

For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 8.2% and 22.5% for the three and nine months ended September 30, 2022, respectively, and 7.2% and 15.4% for the three and nine months ended September 30, 2021, respectively. The year-over-year increase in the effective income tax rates is primarily due to the impact of the August 2021 acquisition of the remaining 60% interest in KAH. In that period, we recognized a $1.1 billion mark-to-market gain related to our previously held 40% investment in KAH. This unrealized gain was not taxable, thereby reducing the effective income tax rate for the three and nine months ended September 30, 2021. The increase is partially offset by the August 2022 disposition of our 60% interest in KAH Hospice, which resulted in an increase to our tax basis in both the shares sold and the shares retained, thereby reducing the effective income tax rate for the three and nine months ended September 30, 2022.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for the tax years beginning on or after January 1, 2023. We do not expect these tax changes to have a material impact on our consolidated financial statements.

For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in millions)
Short-term debt:
Commercial paper	$303	$955
Senior notes:
$1.5 billion, 0.650% due August 3, 2023	1,496	—
$600 million, 3.150% due December 1, 2022	600	599
$400 million, 2.900% due December 15, 2022	400	399
Total senior notes	2,496	998
Total short-term debt	$2,799	$1,953
Long-term debt:
Senior notes:
$1.5 billion, 0.650% due August 3, 2023	$—	$1,492
$600 million, 3.850% due October 1, 2024	599	598
$600 million, 4.500% due April 1, 2025	597	596
$750 million, 1.350% due February 3, 2027	744	742
$600 million, 3.950% due March 15, 2027	597	596
$750 million, 3.700% due March 23, 2029	742	—
$500 million, 3.125% due August 15, 2029	496	496
$500 million, 4.875% due April 1, 2030	495	495
$750 million, 2.150% due February 3, 2032	742	741
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	396	395
$500 million, 3.950% due August 15, 2049	493	493
Total senior notes	7,298	8,041
Term loans:
Term loan, due October 29, 2023	—	2,000
Delayed draw term loan, due May 28, 2024	500	500
Total term loans	500	2,500
Total long-term debt	$7,798	$10,541
Senior Notes
In March 2022, we issued $750 million of 3.700% unsecured senior notes due March 23, 2029. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $744 million. We used the net proceeds for general corporate purposes, which included the repayment of existing indebtedness, including borrowings under our commercial paper program.
For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

October 2021 Term Loan Agreement

On August 16, 2022, we repaid the $2.0 billion October 2021 Term Loan Agreement without a prepayment penalty due.

For additional information regarding our October 2021 Term Loan Agreement, refer to Note 3 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q and Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

Revolving Credit Agreements

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

Our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 39.4% as measured in accordance with the revolving credit agreements as of September 30, 2022.

At September 30, 2022, we had no borrowings and approximately $59 million of letters of credit outstanding under the revolving credit agreements, including those of KAH. Accordingly, as of September 30, 2022, we had $2.4 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.

Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. On February 10, 2022, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $4 billion compared to the prior amount not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2022 was $1.5 billion, with $303 million outstanding at September 30, 2022 compared to $955 million outstanding at December 31, 2021. The outstanding commercial paper at September 30, 2022 had a weighted average annual interest rate of 3.23%.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At September 30, 2022 we had no outstanding short-term FHLB borrowings.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 81% of our total premiums and services revenue for the nine months ended September 30, 2022, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2023 and all of our product offerings have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Our state-based Medicaid business, which accounted for approximately 6% of our total premiums and services revenue for the nine months ended September 30, 2022 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At September 30, 2022, our military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2022, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprising 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract is a 5-year contract set to expire on December 31, 2022 and is subject to renewals on January 1 of each year during its term at the government's option.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, including Temporary Assistance for Needy Families, or TANF, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The segment also includes the company's strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
Our Healthcare Services intersegment revenues primarily relate to managing prescription drug coverage for members of our other segments through Humana Pharmacy Solutions®, or HPS, and includes the operations of Humana Pharmacy, Inc., our mail order pharmacy business. These revenues consist of the prescription price (ingredient cost plus dispensing fee), including the portion to be settled with the member (co-share) or with the

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
government (subsidies), plus any associated administrative fees. Services revenue related to the distribution of prescriptions by third party retail pharmacies in our networks are recognized when the claim is processed and product revenues from dispensing prescriptions from our mail order pharmacies are recorded when the prescription or product is shipped. Our pharmacy operations, which are responsible for designing pharmacy benefits, including defining member co-share responsibilities, determining formulary listings, contracting with retail pharmacies, confirming member eligibility, reviewing drug utilization, and processing claims, act as a principal in the arrangement on behalf of members in our other segments. As principal, our Healthcare Services segment reports revenues on a gross basis, including co-share amounts from members collected by third party retail pharmacies at the point of service.
In addition, our Healthcare Services intersegment revenues include revenues earned by certain owned providers derived from risk-based and non-risk-based managed care agreements with our health plans. Under risk based agreements, the provider receives a monthly capitated fee that varies depending on the demographics and health status of the member, for each member assigned to these owned providers by our health plans. The owned provider assumes the economic risk of funding the assigned members’ healthcare services. Under non risk-based agreements, our health plans retain the economic risk of funding the assigned members' healthcare services. Our Healthcare Services segment reports provider services revenue associated with risk-based agreements on a gross basis, whereby capitation fee revenue is recognized in the period in which the assigned members are entitled to receive healthcare services. Provider services revenue associated with non-risk-based agreements are presented net of associated healthcare costs.
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $5.4 billion and $5.0 billion for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021 these amounts were $14.2 billion and $12.9 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses in our Healthcare Services segment delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $30 million and $28 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the amount of this expense was $89 million and $80 million, respectively.
Other than those described previously, the accounting policies of each segment are the same. For additional information regarding our accounting policies refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home solutions services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three and nine months ended September 30, 2022 and 2021:

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2022	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$16,007	$—	$—	$—	$16,007
Group Medicare Advantage	1,792	—	—	—	1,792
Medicare stand-alone PDP	534	—	—	—	534
Total Medicare	18,333	—	—	—	18,333
Fully-insured	188	912	—	—	1,100
Specialty	—	425	—	—	425
Medicaid and other	1,610	—	—	—	1,610
Total premiums	20,131	1,337	—	—	21,468
Services revenue:
Home solutions	—	—	519	—	519
Provider	—	—	159	—	159
ASO and other	10	197	—	—	207
Pharmacy	—	—	274	—	274
Total services revenue	10	197	952	—	1,159
Total external revenues	20,141	1,534	952	—	22,627
Intersegment revenues
Services	—	14	5,466	(5,480)	—
Products	—	—	2,459	(2,459)	—
Total intersegment revenues	—	14	7,925	(7,939)	—
Investment income	48	3	3	118	172
Total revenues	20,189	1,551	8,880	(7,821)	22,799
Operating expenses:
Benefits	17,420	1,052	—	(88)	18,384
Operating costs	1,903	427	8,435	(7,704)	3,061
Depreciation and amortization	137	23	50	(28)	182
Total operating expenses	19,460	1,502	8,485	(7,820)	21,627
Income (loss) from operations	729	49	395	(1)	1,172
Gain on sale of KAH Hospice	—	—	(240)	—	(240)
Interest expense	—	—	—	102	102
Other expense, net	—	—	—	13	13
Income (loss) before income taxes and equity in net earnings	729	49	635	(116)	1,297
Equity in net earnings (losses)	8	—	(5)	—	3
Segment earnings (loss)	$737	$49	$630	$(116)	$1,300
Net loss attributable to noncontrolling interests	2	—	—	—	2
Segment earnings (loss) attributable to Humana	$739	$49	$630	$(116)	$1,302

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2021	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$14,642	$—	$—	$—	$14,642
Group Medicare Advantage	1,737	—	—	—	1,737
Medicare stand-alone PDP	541	—	—	—	541
Total Medicare	16,920	—	—	—	16,920
Fully-insured	185	1,052	—	—	1,237
Specialty	—	432	—	—	432
Medicaid and other	1,296	—	—	—	1,296
Total premiums	18,401	1,484	—	—	19,885
Services revenue:
Home solutions	—	—	374	—	374
Provider	—	—	110	—	110
ASO and other	—	198	—	—	198
Pharmacy	—	—	163	—	163
Total services revenue	—	198	647	—	845
Total external revenues	18,401	1,682	647	—	20,730
Intersegment revenues
Services	1	10	5,087	(5,098)	—
Products	—	—	2,303	(2,303)	—
Total intersegment revenues	1	10	7,390	(7,401)	—
Investment income (loss)	38	3	1	(75)	(33)
Total revenues	18,440	1,695	8,038	(7,476)	20,697
Operating expenses:
Benefits	16,207	1,282	—	(173)	17,316
Operating costs	1,669	421	7,634	(7,121)	2,603
Depreciation and amortization	108	20	46	(24)	150
Total operating expenses	17,984	1,723	7,680	(7,318)	20,069
Income (loss) from operations	456	(28)	358	(158)	628
Interest expense	—	—	—	88	88
Other income, net	—	—	—	(1,096)	(1,096)
Income (loss) before income taxes and equity in net earnings	456	(28)	358	850	1,636
Equity in net earnings	—	—	15	—	15
Segment earnings (loss)	$456	$(28)	$373	$850	$1,651

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2022	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$49,751	$—	$—	$—	$49,751
Group Medicare Advantage	5,524	—	—	—	5,524
Medicare stand-alone PDP	1,779	—	—	—	1,779
Total Medicare	57,054	—	—	—	57,054
Fully-insured	555	2,827	—	—	3,382
Specialty	—	1,281	—	—	1,281
Medicaid and other	4,720	—	—	—	4,720
Total premiums	62,329	4,108	—	—	66,437
Services revenue:
Home solutions	—	—	1,997	—	1,997
Provider services	—	—	409	—	409
ASO and other	24	588	—	—	612
Pharmacy solutions	—	—	754	—	754
Total services revenue	24	588	3,160	—	3,772
Total external revenues	62,353	4,696	3,160	—	70,209
Intersegment revenues
Services	—	42	15,970	(16,012)	—
Products	—	—	7,394	(7,394)	—
Total intersegment revenues	—	42	23,364	(23,406)	—
Investment income	133	10	6	73	222
Total revenues	62,486	4,748	26,530	(23,333)	70,431
Operating expenses:
Benefits	54,352	3,143	—	(387)	57,108
Operating costs	5,309	1,255	25,089	(22,533)	9,120
Depreciation and amortization	391	68	153	(85)	527
Total operating expenses	60,052	4,466	25,242	(23,005)	66,755
Income (loss) from operations	2,434	282	1,288	(328)	3,676
Gain on sale of KAH Hospice	—	—	(240)	—	(240)
Interest expense	—	—	—	293	293
Other income, net	—	—	—	(16)	(16)
Income (loss) before income taxes and equity in net earnings	2,434	282	1,528	(605)	3,639
Equity in net earnings (losses)	16	—	(15)	—	1
Segment earnings (loss)	$2,450	$282	$1,513	$(605)	$3,640
Net loss (income) attributable to noncontrolling interests	2	—	(1)	—	1
Segment earnings (loss) attributable to Humana	$2,452	$282	$1,512	$(605)	$3,641

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Retail	Group and Specialty	Healthcare Services	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2021	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$44,042	$—	$—	$—	$44,042
Group Medicare Advantage	5,267	—	—	—	5,267
Medicare stand-alone PDP	1,867	—	—	—	1,867
Total Medicare	51,176	—	—	—	51,176
Fully-insured	545	3,229	—	—	3,774
Specialty	—	1,298	—	—	1,298
Medicaid and other	3,739	—	—	—	3,739
Total premiums	55,460	4,527	—	—	59,987
Services revenue:
Home solutions	—	—	423	—	423
Provider services	—	—	298	—	298
ASO and other	17	582	—	—	599
Pharmacy solutions	—	—	482	—	482
Total services revenue	17	582	1,203	—	1,802
Total external revenues	55,477	5,109	1,203	—	61,789
Intersegment revenues
Services	1	30	14,838	(14,869)	—
Products	—	—	6,716	(6,716)	—
Total intersegment revenues	1	30	21,554	(21,585)	—
Investment income	155	11	3	52	221
Total revenues	55,633	5,150	22,760	(21,533)	62,010
Operating expenses:
Benefits	48,574	3,674	—	(487)	51,761
Operating costs	4,653	1,227	21,749	(20,903)	6,726
Depreciation and amortization	320	63	127	(74)	436
Total operating expenses	53,547	4,964	21,876	(21,464)	58,923
Income (loss) from operations	2,086	186	884	(69)	3,087
Interest expense	—	—	—	235	235
Other income, net	—	—	—	(562)	(562)
Income before income taxes and equity in net earnings	2,086	186	884	258	3,414
Equity in net earnings	—	—	69	—	69
Segment earnings	$2,086	$186	$953	$258	$3,483

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
Kindred at Home Acquisition
On August 17, 2021, we acquired the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds for an enterprise value of $8.2 billion, which included our equity value of $2.4 billion associated with our 40% minority ownership interest. We paid the approximate $5.8 billion transaction price (net of our existing equity stake) through a combination of debt financing, the assumption of existing KAH indebtedness and parent company cash.

Sale of Hospice and Personal Care Divisions

On August 11, 2022, we completed the sale of a 60% interest of Humana’s Kindred at Home Hospice subsidiary, or KAH Hospice, to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from KAH Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $240 million which is reported as a gain on sale of KAH Hospice in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. During periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-emergent and elective medical care have resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.

Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our Healthcare Services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, during the three and nine months ended September 30, 2022, we recorded charges of $82 million and $285 million, respectively, primarily related to asset and software impairment and abandonment in the amount of $4 million and $144 million for the three and nine months ended September 30, 2022, respectively. Also included in this charge was $44 million and $65 million for the three and nine months ended September 30, 2022, respectively, in future severance payments in connection with the optimization of our workforce to increase speed, agility, and the pace at which Humana must work as a large, integrated healthcare organization. We expect this liability to be primarily paid within the next 12 months and classified it as a current liability, included in trade accounts payable and accrued expenses. These charges are included within operating costs in the condensed consolidated statements of income for the three and nine months ended September 30, 2022, and were recorded at the corporate level and not allocated to the segments. We anticipate additional charges in the remainder of the year across these same categories as additional cost saving, productivity initiatives, and value acceleration opportunities are identified.
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
The Retail segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts. In addition, the Retail segment also includes our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, including Temporary Assistance for Needy Families, or TANF, dual eligible demonstration, and Long-

Term Support Services benefits, which we refer to collectively as our state-based contracts. The Group and Specialty segment consists of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO products. In addition, our Group and Specialty segment includes our military services business, primarily our TRICARE T2017 East Region contract. The Healthcare Services segment includes pharmacy, provider, and home services, along with other services and capabilities to promote wellness and advance population health. The segment also includes the company's strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
The results of each segment are measured by segment earnings, and for our Retail and Healthcare Services segments, also include equity in net earnings from our equity method investees. Transactions between reportable segments primarily consist of sales of services rendered by our Healthcare Services segment, primarily pharmacy, provider, and home solutions services, to our Retail and Group and Specialty segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
2022 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-

directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2022, approximately 3,145,200 members, or 69%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 2,979,800 members, or 68%, at September 30, 2021.
•In October 2022, the Centers for Medicare and Medicaid Services, or CMS, published its updated Medicare Star Ratings for bonus year 2024 (plan year 2023). We have 4.9 million members, or 96%, of our existing Medicare Advantage membership, in contracts rated 4-stars or higher, with more than 3.0 million members in plans rated 4.5 stars or higher. Three of our contracts received a 5-star rating on CMS's 5-star rating system, including HMO plans in Louisiana, Tennessee, and Kentucky, covering approximately 356,000 members. More than 99% of retirees in our group Medicare Advantage rated plans remain in 4-star or above contracts for 2023.
•Net income was $1.2 billion, or $9.39 per diluted common share, and $1.5 billion, or $11.84 per diluted common share, for the three months ended September 30, 2022, and 2021, respectively. Net income was $2.8 billion, or $22.16 per diluted common share, and $2.9 billion, or $22.77 per diluted common share, for the nine months ended September 30, 2022, and 2021, respectively. These comparisons were significantly impacted by the gain on KAH equity method investment recognized in August 2021, put/call valuation adjustments associated with non-consolidating minority interest investments, transaction and integration costs, the change in the fair value of publicly-traded equity securities, charges associated with productivity initiatives related to previously disclosed $1 billion value creation plan and the net gain on the sale of KAH Hospice. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2022 and 2021 quarter and period:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Consolidated income before income taxes and equity in net earnings:
Gain on Kindred at Home equity method investment	$—	$(1,129)	$—	$(1,129)
Put/call valuation adjustments associated with our non consolidating minority interest investments	13	33	(16)	567
Transaction and integration costs	17	71	70	93
Change in the fair value of publicly-traded equity securities	(51)	174	119	197
Charges associated with productivity initiatives related to the previously disclosed $1 billion value creation plan	82	—	285	—
Gain on sale of KAH Hospice	(240)	—	(240)	—
Total	$(179)	$(851)	$218	$(272)

	For the three months ended September 30,		For the nine months ended September 30,
	2022 (1)	2021 (2)	2022 (1)	2021 (2)
Diluted earnings per common share:
Gain on Kindred at Home equity method investment	$—	$(8.74)	$—	$(8.73)
Put/call valuation adjustments associated with our non consolidating minority interest investments	0.08	0.20	(0.10)	3.38
Transaction and integration costs	0.10	0.39	0.42	0.52
Change in the fair value of publicly-traded equity securities	(0.31)	1.04	0.72	1.18
Charges associated with productivity initiatives related to the previously disclosed $1 billion value creation plan	0.50	—	1.73	—
Net gain on sale of KAH Hospice	(3.03)	—	(1.72)	—
Total	$(2.66)	$(7.11)	$1.05	$(3.65)

(1) The net gain on sale of KAH Hospice impact of $3.03 per diluted common share and $1.72 per diluted common share for the three and nine months ended September 30, 2022, respectively, include the $240 million pretax gain recorded on sale of KAH Hospice in August 2022 and the related income tax effects of the transaction. The 2022 period income tax impact was $0.17 per diluted common share, reflective of the $1.31 per diluted common share related to the recognition of a deferred tax liability in the second quarter of 2022 in connection with the held-for-sale classification resulting from the pending transaction, partially offset by the $1.14 per diluted common share benefit recognized in the third quarter of 2022 associated with the increase to our tax basis in both the shares sold and the shares retained at the time of the completion of the sale in August 2022. The remaining significant adjustments for the three and nine months ended September 30, 2022 include a total cumulative net tax benefit of approximately $0.11 per diluted common share and $0.83 per diluted common share, respectively.

(2) The significant adjustments for the three and nine months ended September 30, 2021 include a total cumulative net tax benefit of approximately $0.53 per diluted common share and $1.55 per diluted common share, respectively.

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

Comparison of Results of Operations for 2022 and 2021
The following discussion primarily deals with our results of operations for the three months ended September 30, 2022, or the 2022 quarter, the three months ended September 30, 2021, or the 2021 quarter, the nine months ended September 30, 2022, or the 2022 period, and the nine months ended September 30, 2021, or the 2021 period.
Consolidated

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2022 vs 2021		Nine months ended September 30, 2022 vs 2021
	2022	2021	2022	2021	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Premiums:
Retail	$20,131	$18,401	$62,329	$55,460	$1,730	9.4%	$6,869	12.4%
Group and Specialty	1,337	1,484	4,108	4,527	(147)	(9.9)%	(419)	(9.3)%
Total premiums	21,468	19,885	66,437	59,987	1,583	8.0%	6,450	10.8%
Services:
Retail	10	—	24	17	10	100.0%	7	41.2%
Group and Specialty	197	198	588	582	(1)	(0.5)%	6	1.0%
Healthcare Services	952	647	3,160	1,203	305	47.1%	1,957	162.7%
Total services	1,159	845	3,772	1,802	314	37.2%	1,970	109.3%
Investment income (loss)	172	(33)	222	221	205	621.2%	1	0.5%
Total revenues	22,799	20,697	70,431	62,010	2,102	10.2%	8,421	13.6%
Operating expenses:
Benefits	18,384	17,316	57,108	51,761	1,068	6.2%	5,347	10.3%
Operating costs	3,061	2,603	9,120	6,726	458	17.6%	2,394	35.6%
Depreciation and amortization	182	150	527	436	32	21.3%	91	20.9%
Total operating expenses	21,627	20,069	66,755	58,923	1,558	7.8%	7,832	13.3%
Income from operations	1,172	628	3,676	3,087	544	86.6%	589	19.1%
Gain on sale of KAH Hospice	(240)	—	(240)	—	240	100.0%	240	100.0%
Interest expense	102	88	293	235	14	15.9%	58	24.7%
Other expense (income), net	13	(1,096)	(16)	(562)	(1,109)	(101.2)%	(546)	(97.2)%
Income before income taxes and equity in net earnings	1,297	1,636	3,639	3,414	(339)	(20.7)%	225	6.6%
Provision for income taxes	107	120	820	536	(13)	(10.8)%	284	53.0%
Equity in net earnings	3	15	1	69	(12)	(80.0)%	(68)	(98.6)%
Net income	$1,193	$1,531	$2,820	$2,947	$(338)	(22.1)%	$(127)	(4.3)%
Diluted earnings per common share	$9.39	$11.84	$22.16	$22.77	$(2.45)	(20.7)%	$(0.61)	(2.7)%
Benefit ratio (a)	85.6%	87.1%	86.0%	86.3%		(1.5)%		(0.3)%
Operating cost ratio (b)	13.5%	12.6%	13.0%	10.9%		0.9%		2.1%
Effective tax rate	8.2%	7.2%	22.5%	15.4%		1.0%		7.1%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $1.6 billion, or 8.0%, from $19.9 billion in the 2021 quarter to $21.5 billion in the 2022 quarter and increased $6.5 billion, or 10.8%, from $60.0 billion in the 2021 period to $66.4 billion in the 2022 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums, partially offset by declining year-over-year membership associated with the group commercial medical products and the phase-out of COVID-19 sequestration relief in the 2022 period.
Services Revenue
Consolidated services revenue increased $314 million, or 37.2%, from $845 million in the 2021 quarter to $1.2 billion in the 2022 quarter and increased $2.0 billion, or 109.3%, from $1.8 billion in the 2021 period to $3.8 billion in the 2022 period primarily due to the impact of home solutions revenues which reflects the acquisition of the remaining 60% interest in KAH during August 2021 partially offset by the divestiture of the 60% ownership of KAH Hospice during August 2022.
Investment Income
Investment income increased $205 million, or 621.2%, from a $33 million loss in the 2021 quarter to $172 million of income in the 2022 quarter primarily due to lower mark to market losses on our publicly traded equity securities during the 2022 quarter compared to the 2021 quarter and higher interest income on our debt securities. Investment income increased $1 million, or 0.5%, from $221 million in the 2021 period to $222 million in the 2022 period.
Benefit Expense
Consolidated benefits expense increased $1.1 billion, or 6.2%, from $17.3 billion in the 2021 quarter to $18.4 billion in the 2022 quarter and increased $5.3 billion, or 10.3%, from $51.8 billion in the 2021 period to $57.1 billion in the 2022 period. The consolidated benefit ratio decreased 150 basis points from 87.1% for the 2021 quarter to 85.6% for the 2022 quarter and decreased 30 basis points from 86.3% for the 2021 period to 86.0% for the 2022 period primarily due to higher per member individual Medicare Advantage premiums and lower inpatient utilization associated with the individual Medicare Advantage business. These factors were partially offset by lower favorable prior-period medical claims reserve development. Further, the 2022 quarter and period ratios reflect a shift in line of business mix, with continued growth in certain government programs, which carry a higher benefits expense ratio, combined with a decline in Medicare stand-alone PDP, which has a lower benefits expense ratio.

Consolidated benefits expense included $7 million of favorable prior-period medical claims reserve development in the 2022 quarter and $49 million of favorable prior-period medical claims development in the 2021 quarter. Consolidated benefits expense included $404 million of favorable prior-period medical claims reserve development in the 2022 period and $768 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development did not impact the consolidated benefit ratio in the 2022 quarter and decreased the consolidated benefit ratio by approximately 20 basis points in the 2021 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 60 basis points in the 2022 period and decreased the consolidated benefit ratio by approximately 130 basis points in the 2021 period.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $458 million, or 17.6%, from $2.6 billion in the 2021 quarter to $3.1 billion in the 2022 quarter and increased $2.4 billion, or 35.6%, from $6.7 billion in the 2021 period to $9.1 billion in the 2022 period. The consolidated operating cost ratio increased 90 basis points from 12.6% for the 2021 quarter to 13.5% for the 2022 quarter and increased 210 basis points from 10.9% for the 2021 period to 13.0% for the 2022 period primarily due to the impact of the consolidation of KAH operations, which have a significantly higher operating cost ratio than our historical consolidated operating cost ratio, as well as the $285 million in charges related to productivity initiatives in the 2022 period, primarily related to asset and software impairment and abandonment and severance. These increases were partially offset by scale efficiencies associated with growth in individual Medicare Advantage membership.
Depreciation and Amortization
Depreciation and amortization increased $32 million, or 21.3%, from $150 million in the 2021 quarter to $182 million in the 2022 quarter and increased $91 million, or 20.9%, from $436 million in the 2021 period to $527 million in the 2022 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $14 million, or 15.9%, from $88 million in the 2021 quarter to $102 million in the 2022 quarter and increased $58 million, or 24.7%, from $235 million in the 2021 period to $293 million in the 2022 period from borrowings to finance the KAH acquisition.
Income Taxes
The effective income tax rate was 8.2% and 7.2% for the three months ended September 30, 2022, and 2021, respectively, and 22.5% and 15.4% for the nine months ended September 30, 2022 and 2021, respectively. The year-over-year increase in the effective income tax rates is primarily due to the impact of the August 2021 acquisition of the remaining 60% interest in KAH. In that period, we recognized a $1.1 billion mark-to-market gain related to our previously held 40% investment in KAH. This unrealized gain was not taxable, thereby reducing the effective income tax rate for the three and nine months ended September 30, 2021. The increase is partially offset by the August 2022 disposition of our 60% interest in KAH Hospice, which resulted in an increase to our tax basis in both the shares sold and the shares retained, thereby reducing the effective income tax rate for the three and nine months ended September 30, 2022.

Retail Segment

	September 30,		Change
	2022	2021	Members	%
Membership:
Medical membership:
Individual Medicare Advantage	4,564,200	4,397,300	166,900	3.8%
Group Medicare Advantage	564,600	559,800	4,800	0.9%
Medicare stand-alone PDP	3,569,100	3,638,400	(69,300)	(1.9)%
Total Retail Medicare	8,697,900	8,595,500	102,400	1.2%
State-based Medicaid and other	1,098,900	909,100	189,800	20.9%
Medicare Supplement	316,500	332,000	(15,500)	(4.7)%
Total Retail medical members	10,113,300	9,836,600	276,700	2.8%

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2022 vs 2021		Nine months ended September 30, 2022 vs 2021
	2022	2021	2022	2021	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$16,007	$14,642	$49,751	$44,042	$1,365	9.3%	$5,709	13.0%
Group Medicare Advantage	1,792	1,737	5,524	5,267	55	3.2%	257	4.9%
Medicare stand-alone PDP	534	541	1,779	1,867	(7)	(1.3)%	(88)	(4.7)%
Total Retail Medicare	18,333	16,920	57,054	51,176	1,413	8.4%	5,878	11.5%
State-based Medicaid and other	1,610	1,296	4,720	3,739	314	24.2%	981	26.2%
Medicare Supplement	188	185	555	545	3	1.6%	10	1.8%
Total premiums	20,131	18,401	62,329	55,460	1,730	9.4%	6,869	12.4%
Services	10	—	24	17	10	100.0%	7	41.2%
Total premiums and services revenue	$20,141	$18,401	$62,353	$55,477	$1,740	9.5%	$6,876	12.4%
Segment earnings	$737	$456	$2,450	$2,086	$281	61.6%	$364	17.4%
Benefit ratio	86.5%	88.1%	87.2%	87.6%		(1.6)%		(0.4)%
Operating cost ratio	9.4%	9.1%	8.5%	8.4%		0.3%		0.1%
Segment Earnings
Retail segment earnings increased $281 million, or 61.6%, from $456 million in the 2021 quarter to $737 million in the 2022 quarter and increased $364 million, or 17.4%, from $2.1 billion in the 2021 period to $2.5 billion in the 2022 period primarily due to the same factors impacting the segment's lower benefit ratio offset by the same factors impacting the segment's higher operating cost ratio as more fully described below.
Enrollment
Individual Medicare Advantage membership increased 166,900 members, or 3.8%, from September 30, 2021 to September 30, 2022 primarily due to membership additions associated with the previous Annual Election Period, or AEP. The year-over-year growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, membership. Individual Medicare Advantage membership includes 667,000 D-SNP members as of September 30, 2022, a net increase of 105,700, or 18.8%, from 561,300 as of September 30, 2021.
Group Medicare Advantage membership increased 4,800 members, or 0.9%, from September 30, 2021 to September 30, 2022 reflecting smaller account sales and organic growth in concurrent accounts with no large accounts won or lost for the period.
Medicare stand-alone PDP membership decreased 69,300 members, or 1.9%, from September 30, 2021 to September 30, 2022 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.
State-based Medicaid membership increased 189,800 members, or 20.9%, from September 30, 2021 to September 30, 2022 reflecting the suspension of state eligibility redetermination efforts due to the currently enacted public health emergency, or PHE.
Premiums Revenue
Retail segment premiums revenue increased $1.7 billion, or 9.4%, from $18.4 billion in the 2021 quarter to $20.1 billion in the 2022 quarter and increased $6.9 billion, or 12.4%, from $55.5 billion in the 2021 period to $62.3 billion in the 2022 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums partially offset by the phase-out of COVID-19 sequestration relief in the 2022 period.
Benefits Expense
The Retail segment benefit ratio decreased 160 basis points from 88.1% for the 2021 quarter to 86.5% for the 2022 quarter and decreased 40 basis points from 87.6% for the 2021 period to 87.2% for the 2022 period primarily due to the favorable impact of higher per member individual Medicare Advantage premiums and lower inpatient utilization associated with the individual Medicare Advantage business. These factors were partially offset by lower favorable prior-period medical claims reserve development. Further, the 2022 quarter and period ratios reflect a shift in line of business mix within the segment, with growth in individual Medicare Advantage and state-based contracts and other membership, which carry a higher benefits expense ratio, combined with a decline in Medicare stand-alone PDP, which has a lower benefits expense ratio.
The Retail segment's benefits expense included $12 million of favorable prior-period medical claims reserve development in the 2022 quarter and $54 million of favorable prior-period medical claims reserve development in the 2021 quarter. The Retail segment’s benefit expense included $379 million of favorable prior-period medical claims reserve development in the 2022 period and $673 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development decreased the Retail segment's benefit ratio by approximately 10 basis points in the 2022 quarter and decreased the Retail segment's benefit ratio by approximately 30 basis points in the 2021 quarter. Prior-period medical claims reserve development decreased the Retail segment benefit ratio by approximately 60 basis points in the 2022 period and decreased the Retail segment benefit ratio by approximately 120 basis points in the 2021 period.
Operating Costs
The Retail segment operating cost ratio increased 30 basis points from 9.1% for the 2021 quarter to 9.4% for the 2022 quarter and increased 10 basis points from 8.4% for the 2021 period to 8.5% for the 2022 period primarily due to strategic investments to position the segment for long-term success, including the impact of higher marketing spend in the 2022 period to support individual Medicare Advantage growth. These factors were partially offset by scale efficiencies associated with growth in the individual Medicare Advantage membership.

Group and Specialty Segment

	September 30,		Change
	2022	2021	Members	%
Membership:
Medical membership:
Fully-insured commercial group	574,500	690,000	(115,500)	(16.7)%
ASO	438,600	496,500	(57,900)	(11.7)%
Military services	5,977,900	6,051,700	(73,800)	(1.2)%
Total group medical members	6,991,000	7,238,200	(247,200)	(3.4)%
Specialty membership (a)	5,210,100	5,313,100	(103,000)	(1.9)%
(a)We provide a full range of insured specialty products including dental, vision, and life insurance benefits marketed to individuals and groups. Members included in these products may not be unique to each product since members have the ability to enroll in a medical product and one or more specialty products.

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2022 vs 2021		Nine months ended September 30, 2022 vs 2021
	2022	2021	2022	2021	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Fully-insured commercial group	$912	$1,052	$2,827	$3,229	$(140)	(13.3)%	$(402)	(12.4)%
Group specialty	425	432	1,281	1,298	(7)	(1.6)%	(17)	(1.3)%
Total premiums	1,337	1,484	4,108	4,527	(147)	(9.9)%	(419)	(9.3)%
Services	197	198	588	582	(1)	(0.5)%	6	1.0%
Total premiums and services revenue	$1,534	$1,682	$4,696	$5,109	$(148)	(8.8)%	$(413)	(8.1)%
Segment earnings (loss)	$49	$(28)	$282	$186	$77	275.0%	$96	51.6%
Benefit ratio	78.7%	86.4%	76.5%	81.2%		(7.7)%		(4.7)%
Operating cost ratio	27.6%	24.9%	26.5%	23.9%		2.7%		2.6%

Segment Earnings
Group and Specialty segment earnings increased $77 million, or 275.0%, from a $28 million loss in the 2021 quarter to $49 million in earnings in the 2022 quarter and increased $96 million, or 51.6%, from $186 million in the 2021 period to $282 million in the 2022 period primarily due to the same factors impacting the segment's lower benefit ratio partially offset by the same factors impacting the segment's higher operating ratio as more fully described below.
Enrollment
Fully-insured commercial group medical membership decreased 115,500 members, or 16.7%, from September 30, 2021 to September 30, 2022 reflecting the impact of pricing discipline to address COVID-19 and improve profitability.
Group ASO commercial medical membership decreased 57,900 members, or 11.7%, from September 30, 2021 to September 30, 2022 reflecting continued intensified competition for small group accounts, partially offset by strong retention among large group accounts.

Military services membership decreased 73,800 members, or 1.2%, from September 30, 2021 to September 30, 2022. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
Specialty membership decreased 103,000 members, or 1.9%, from September 30, 2021 to September 30, 2022 primarily due to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership above. In addition, current membership reflects the economic impact of the COVID-19 pandemic.
Premiums Revenue
Group and Specialty segment premiums revenue decreased $147 million, or 9.9%, from $1.5 billion in the 2021 quarter to $1.3 billion in the 2022 quarter and decreased $419 million, or 9.3%, from $4.5 billion in the 2021 period to $4.1 billion in the 2022 period primarily due to the decline in our fully-insured commercial medical and ASO commercial membership, partially offset by higher per member premiums across the fully-insured commercial business.
Services Revenue
Group and Specialty segment services revenue decreased $1 million, or 0.5%, from $198 million in the 2021 quarter to $197 million in the 2022 quarter and increased $6 million, or 1.0%, from $582 million in the 2021 period to $588 million in the 2022 period.
Benefits Expense
The Group and Specialty segment benefit ratio decreased 770 basis points from 86.4% in the 2021 quarter to 78.7% in the 2022 quarter and decreased 470 basis points from 81.2% in the 2021 period to 76.5% in the 2022 period primarily due to the impact of the specialty product's lower benefit ratio, as the segment results now reflect a higher mix of the specialty business, pricing and benefit design efforts to address COVID-19 and increase profitability, a less severe COVID-19 impact in the 2022 period compared to the elevated impact in the 2021 period, including the Delta variant in the 2021 quarter, and the enrolled population's higher vaccination rate in 2022 compared to 2021. These factors were partially offset by lower prior-period medical claims reserve development.
The Group and Specialty segment's benefits expense included $5 million of unfavorable prior-period medical claims reserve development in the 2022 quarter and $5 million of unfavorable prior-period medical claims reserve development in the 2021 quarter. The Group and Specialty segment's benefits expense included $25 million of favorable prior-period medical claims reserve development in the 2022 period and $95 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development increased the Group and Specialty segment benefit ratio by approximately 40 basis points in the 2022 quarter and increased the Group Specialty segment benefit ratio by approximately 30 basis points in the 2021 quarter. Prior-period medical claims reserve development decreased the Group and Specialty segment benefit ratio by approximately 60 basis points in the 2022 period and decreased the Group and Specialty segment benefit ratio by approximately 210 basis points in the 2021 period.
Operating Costs
The Group and Specialty segment operating cost ratio increased 270 basis points from 24.9% for the 2021 quarter to 27.6% for the 2022 quarter and increased 260 basis points from 23.9% in the 2021 period to 26.5% in the 2022 period primarily due to the impact of membership declining at a greater rate than the decline in absolute administrative expenses, as well as a greater proportion of membership associated with our ASO commercial, Military services, and specialty businesses, each of which have a higher operating cost ratio than the fully-insured commercial product. The increase further reflects investments in the Military services business across demonstration programs, partners service contracts and in preparation for the next generation of the United States Department of Defense's TRICARE contracts, as well as investments in the specialty business to promote growth.

Healthcare Services Segment

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2022 vs 2021		Nine months ended September 30, 2022 vs 2021
	2022	2021	2022	2021	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$519	$374	$1,997	$423	$145	38.8%	$1,574	372.1%
Pharmacy solutions	274	163	754	482	111	68.1%	272	56.4%
Provider services	159	110	409	298	49	44.5%	111	37.2%
Total services revenue	952	647	3,160	1,203	305	47.1%	1,957	162.7%
Intersegment revenues:
Home solutions	223	191	639	452	32	16.8%	187	41.4%
Pharmacy solutions	6,966	6,569	20,464	19,244	397	6.0%	1,220	6.3%
Provider services	736	630	2,261	1,858	106	16.8%	403	21.7%
Total intersegment revenues	7,925	7,390	23,364	21,554	535	7.2%	1,810	8.4%
Total services and intersegment revenues	$8,877	$8,037	$26,524	$22,757	$840	10.5%	$3,767	16.6%
Segment earnings	$630	$373	$1,513	$953	$257	68.9%	$560	58.8%
Operating cost ratio	95.0%	95.0%	94.6%	95.6%		—%		(1.0)%

Segment Earnings

Healthcare Services segment earnings increased $257 million, or 68.9%, from $373 million in the 2021 quarter to $630 million in the 2022 quarter and increased $560 million, or 58.8%, from $953 million in the 2021 period to $1.5 billion in the 2022 period primarily due to the same factors impacting the increase in services revenue and intersegment revenues as well as the same factors impacting the segment's lower operating cost ratio in the 2022 period as more fully described below.
Script Volume
Humana Pharmacy Solutions script volumes on an adjusted 30-day equivalent basis increased to approximately 134 million in the 2022 quarter, up 3.1%, versus scripts of approximately 130 million in the 2021 quarter and increased to approximately 398 million in the 2022 period, up 3.7%, versus scripts of approximately 384 million in the 2021 period primarily due to individual Medicare Advantage membership growth and higher utilization in PDP offset by the decline in fully-insured commercial and ASO membership.
Services Revenue
Services revenue increased $305 million, or 47.1%, from $647 million in the 2021 quarter to $952 million in the 2022 quarter and increased $2.0 billion, or 162.7%, from $1.2 billion in the 2021 period to $3.2 billion in the 2022 period primarily due to the impact of home solutions revenues which reflects the acquisition of the remaining 60% interest in KAH during August 2021 partially offset by the divestiture of the 60% ownership of KAH Hospice during August 2022.
Intersegment Revenues
Intersegment revenues increased $535 million, or 7.2%, from $7.4 billion in the 2021 quarter to $7.9 billion in the 2022 quarter and increased $1.8 billion, or 8.4%, from $21.6 billion in the 2021 period to $23.4 billion in the

2022 period primarily due to individual Medicare Advantage and state-based contracts membership growth leading to higher pharmacy revenues, the impact of greater mail-order pharmacy penetration, as well as higher revenues associated with growth in our provider business.
Operating Costs
The Healthcare Services segment operating cost ratio was unchanged at 95.0% for the 2021 quarter and the 2022 quarter and decreased 100 basis points from 95.6% for the 2021 period to 94.6% for the 2022 period primarily due to the consolidation of KAH operations for the entire 2022 period compared to the partial 2021 period due to timing of the previously disclosed transaction. The KAH operations have a lower operating cost ratio than other businesses within the segment. The decrease further reflects favorability in our pharmacy operations partially offset by investments in KAH to abate the pressures of the current nursing labor environment.

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
For additional information regarding our liquidity risk, refer to Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
Cash and cash equivalents increased to approximately $13.6 billion at September 30, 2022 from $3.4 billion at December 31, 2021. The change in cash and cash equivalents for the nine months ended September 30, 2022 and 2021 is summarized as follows:

	Nine Months Ended
	2022	2021
	(in millions)
Net cash provided by operating activities	$9,714	$2,358
Net cash provided by (used in) investing activities	6	(6,454)
Net cash provided by financing activities	444	3,727
Increase (decrease) in cash and cash equivalents	$10,164	$(369)
Cash Flow from Operating Activities
Cash flows provided by operations of $9.7 billion in the 2022 period increased $7.4 billion from cash flows provided by operations of $2.4 billion in the 2021 period. Our operating cash flows for the 2022 period was significantly impacted by the early receipt of the Medicare premium remittance of $5.8 billion in September 2022 because the payment date for October 2022 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at September 30, 2022. Our operating cash flows for the 2022 period were positively impacted by higher earnings, exclusive of the gain on the sale of KAH Hospice recognized in the 2022 period and the gain on the KAH equity method investment recognized in the 2021 period, combined with the 2021 period impact associated with the pay down of claims inventory and capitation for provider surplus amounts earned in 2020 and additional provider support.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided on or prior to the balance sheet date. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2021 Form 10-K.
The detail of total net receivables at September 30, 2022 and December 31, 2021 and reconciliation to cash flow for the nine months ended September 30, 2022 and 2021 was as follows:

	September 30, 2022	December 31, 2021	2022 Period Change	2021 Period Change
	(in millions)
Medicare	$1,218	$1,214	$4	$254
Commercial and other	354	579	(225)	490
Military services	108	104	4	7
Allowances	(71)	(83)	12	(10)
Total net receivables	$1,609	$1,814	$(205)	$741
Reconciliation to cash flow statement:
Receivables from acquisition			—	(447)
Receivables disposed			194
Change in receivables per cash flow statement			$(11)	$294

The changes in Medicare receivables for both the 2022 period and the 2021 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter. We received the 2022 mid-year settlement of approximately $2.0 billion in July 2022. The decrease in Commercial and other receivables and the allowance for doubtful accounts for the 2022 period primarily relates to the KAH Hospice disposition. The increase in Commercial and other receivables and the allowance for doubtful accounts for the 2021 period primarily relates to the Kindred at Home acquisition in the 2021 period.

Cash Flow from Investing Activities
During the 2022 period, we acquired various businesses totaling to approximately $293 million, net of cash and cash equivalents received.
During the 2021 period, we acquired KAH and other various health and wellness related businesses for cash consideration of approximately $4.0 billion, net of cash received.

During the 2022 period, we completed the sale of a 60% interest of KAH Hospice to CD&R for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from KAH Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $240 million which is reported as a gain on sale of KAH Hospice in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $862 million in the 2022 period and $945 million in the 2021 period.

Net purchases of investment securities were $1.5 billion in the 2022 period and net purchases of investment securities were $1.6 billion in the 2021 period.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $3.7 billion and $624 million in the 2022 and 2021 periods, respectively.
Under our administrative services only TRICARE contracts, reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $60 million in the 2022 period and health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $19 million in the 2021 period.
On August 16, 2022, we repaid the $2.0 billion October 2021 Term Loan Agreement without a prepayment penalty due.

In August 2021, we borrowed $500 million under the delayed draw term loan agreement and repaid $150 million of term loan borrowings.

Net repayments from the issuance of commercial paper were $660 million in the 2022 period and net proceeds from the issuance of commercial paper were $193 million in the 2021 period. The maximum principal amount outstanding at any one time during the 2022 period was $1.5 billion.
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
We acquired common shares in connection with employee stock plans for an aggregate cost of $32 million in the 2022 period and $36 million in the 2021 period.
We paid dividends to stockholders of $291 million during the 2022 period and $263 million during the 2021 period.
The remainder of the cash used in or provided by financing activities in 2022 and 2021 primarily resulted from the change in book overdraft.

Future Sources and Uses of Liquidity
Dividends
For additional information regarding our dividends to stockholders, refer to Note 10 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
Stock Repurchases
For additional information regarding stock repurchases, refer to Note 10 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
Debt
For additional information regarding debt, including our senior notes, term loans, revolving credit agreements, commercial paper program and other short-term borrowings, refer to Note 12 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
Divestiture
On August 11, 2022, we completed the sale of a 60% interest of KAH Hospice to CD&R for cash proceeds of approximately $2.7 billion, net of cash received, including debt repayments from KAH Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $240 million which is reported as a gain on sale of KAH Hospice in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022.
For additional information regarding the divestiture, refer to Note 3 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2022 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.2 billion at September 30, 2022 compared to $1.3 billion at December 31, 2021. This decrease primarily was due to the repayment of the October 2021 Term Loan Agreement, common stock repurchases, capital expenditures, repayment of borrowings under the commercial paper program, cash dividends to shareholders, capital contributions to certain subsidiaries and acquisitions, partially offset by net proceeds from the senior notes, proceeds from the sale of investment securities as well as earnings and cash proceeds from the sale of KAH Hospice within our non-regulated Healthcare Services subsidiaries. Our use of operating cash derived from our non-insurance subsidiaries, such as our Healthcare Services segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2022, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $11.0 billion, which exceeded aggregate minimum regulatory requirements of $7.9 billion. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at September 30, 2022. Our net unrealized position decreased $1,962 million from a net unrealized gain position of $57 million at December 31, 2021 to a net unrealized loss position of $1,905 million at September 30, 2022. At September 30, 2022, we had gross unrealized losses of $1,906 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the nine months ended September 30, 2022. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.9 years as of September 30, 2022 and approximately 3.6 years as of December 31, 2021. The decrease in the average duration is reflective of various portfolio management activities and the increased holdings of cash and cash equivalents. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $794 million at September 30, 2022.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2022.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings
For additional information regarding legal proceedings pending against us and certain other pending or threatened litigation, investigations or other matters, refer to “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.

Item 1A. Risk Factors
There have been no changes to the risk factors included in our 2021 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2022	—	$—	—	$2,000,000,000
August 2022	—	—	—	2,000,000,000
September 2022	—	—	—	2,000,000,000
Total	—	$—	—
(1)On January 11, 2022, we entered into separate accelerated stock repurchase agreements, the January 2022 ASR Agreements, with Mizuho Markets Americas LLC, or Mizuho, and Wells Fargo Bank, or Wells Fargo, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 18, 2021. On January 12, 2022, in accordance with the January 2022 ASR Agreements, we made a payment of $1 billion ($500 million to Mizuho and $500 million to Wells Fargo) and received an initial delivery of 2.2 million shares of our common stock (1.08 million shares each from Mizuho and Wells Fargo). In January 2022, we recorded the payments to Mizuho and Wells Fargo as a reduction to stockholders’ equity, consisting of an $850 million increase in treasury stock, which reflects the value of the initial 2.2 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflects the value of stock held back by Mizuho and Wells Fargo pending final settlement of the January 2022 ASR Agreements. Upon final settlement of the January 2022 ASR Agreements with Mizuho and Wells Fargo on March 29, 2022 and March 30, 2022, respectively, we received an additional 0.1 million shares and 0.1 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $410.96 and $411.66, respectively, bringing the total shares received under the January 2022 ASR Agreements to 2.4 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Mizuho and Wells Fargo from capital in excess of par value to treasury stock. Our remaining repurchase authorization was $2 billion as of November 1, 2022.

(2)Excludes 73,567 shares repurchased in connection with employee stock plans.

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

3(ii)	By-Laws of Humana Inc., as amended on December 14, 2017 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K, filed December 14, 2017).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 2, 2022	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)