Form 10-K
period 2022-12-31
HUMANA INC
filed 2023-02-16
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2022 was $59,158,438,222 calculated using the average price on June 30, 2022 of $468.33 per share.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2023 was 124,974,862.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 20, 2023. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

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
As of December 31, 2022, we had approximately 17 million members in our medical benefit plans, as well as approximately 5 million members in our specialty products. During 2022, 82% of our total premiums and services revenue were derived from contracts with the federal government, including 14% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 771,900 members as of December 31, 2022.
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
This Annual Report on Form 10-K, or 2022 Form 10-K, contains both historical and forward-looking information. See Item 1A. – Risk Factors in this 2022 Form 10-K for a description of a number of factors that may adversely affect our results or business.

Business Segments
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy dispensing services, provider services, and home services. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. Prior period segment financial information has been recast to conform to the 2022 presentation. For a recast of prior period segment financial information, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Our two reportable segments, Insurance and CenterWell, are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers. These segment groupings are consistent with information used by our Chief Executive Officer, the Chief Operating Decision Maker, to assess performance and allocate resources. For additional information on our business segments and segment financial information, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Our Products
Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, include comprehensive managed care benefits generally through a participating network of physicians, hospitals, and other providers. Preferred provider organizations, or PPOs, provide members the freedom to choose any health care provider. However, PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy, provider services, and home solutions, as well as services and capabilities to advance population health. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Three core elements of the model are to improve the consumer experience by simplifying the interaction with us, engaging members in clinical programs, and offering assistance to providers in transitioning from a fee-for-service, or FFS, to a value-based arrangement. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.

Our Insurance Segment Products
The Insurance segment is comprised of products serving Medicare and state-based contract beneficiaries sold on a retail basis to individuals including medical and supplemental benefit plans. This segment also includes products consisting of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision and life insurance benefits, as well as administrative services only, or ASO. In addition, our Insurance segment includes our military services business as well as the operations of our PBM business. These products are described in the discussion that follows.

The following table presents our premiums and services revenue for the Insurance segment by product for the year ended December 31, 2022:

	Insurance Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$65,591	70.9%
Group Medicare Advantage	7,297	7.9%
Medicare stand-alone PDP	2,269	2.5%
Total Medicare	75,157	81.3%
Medicare Supplement	743	0.8%
Commercial fully-insured	3,733	4.0%
Total fully-insured	4,476	4.8%
Medicaid and other	6,376	6.9%
Specialty	1,703	1.8%
Total premiums	87,712	94.8%
Services	850	0.9%
Total premiums and services revenue	$88,562	95.8%

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
Medicare is a federal program that provides persons age 65 and over and some disabled persons under the age of 65 certain hospital and medical insurance benefits. CMS, an agency of the United States Department of Health and Human Services, administers the Medicare program. Hospitalization benefits are provided under Part A, without the payment of any premium, for up to 90 days per incident of illness plus a lifetime reserve aggregating 60 days. Eligible beneficiaries are required to pay an annually adjusted premium to the federal government to be eligible for physician care and other services under Part B. Beneficiaries eligible for Part A and Part B coverage under traditional fee-for-service Medicare are still required to pay out-of-pocket deductibles and coinsurance. Throughout this document this program is referred to as Medicare FFS. As an alternative to Medicare FFS, in geographic areas where a managed care organization has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a Medicare Advantage organization under Medicare Part C. Pursuant to Medicare Part C, Medicare Advantage organizations contract with CMS to offer Medicare Advantage plans to provide benefits at least comparable to those offered under Medicare FFS. Our Medicare

Advantage, or MA, plans are discussed in the following sections. Prescription drug benefits are provided under Part D.
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
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to account for certain demographic characteristics and health status of our enrolled members. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data, collected from providers, to calculate the health status-related risk-adjusted premium payment to MA plans, which CMS further adjusts for coding pattern differences between the health plans and the government fee-for-service (FFS) program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our health status-adjusted payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. For additional information, refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 1A, "Risk Factors" of this Form 10-K.

At December 31, 2022, we provided health insurance coverage under CMS contracts to approximately 4,565,600 individual Medicare Advantage members, including approximately 771,900 members in Florida. These Florida contracts accounted for premiums revenue of approximately $13.2 billion, which represented approximately 20% of our individual Medicare Advantage premiums revenue, or 14% of our consolidated premiums and services revenue for the year ended December 31, 2022.
Our individual Medicare Advantage products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2023, and all of our product offerings filed with CMS for 2023 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Wal-Mart Stores, Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the audited Consolidated Financial Statements included in Item 8. – Financial Statements and Supplementary Data, titled “Medicare Part D.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2023, and all of our product offerings filed with CMS for 2023 have been approved.
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

Medicare Supplement
We also offer Medicare supplement products that help pay the medical expenses that Medicare FFS does not cover, such as copayments, coinsurance and deductibles.

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
We have contracts in multiple states to serve Medicaid-eligible members, including Florida, Kentucky, Louisiana, Ohio, South Carolina and Wisconsin. The Louisiana contract was effective January 1, 2023.
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

On January 1, 2018, we began to deliver services under the T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately 6 million TRICARE beneficiaries. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the DoD and is currently scheduled to expire on December 31, 2023, unless further extended.

In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the TRICARE East Region by the Defense Health Agency of the DoD. The contract is expected to go into effect in 2024. Until then the T2017 contract remains in place. Under the terms of the award, our service area covers approximately 4.6 million beneficiaries in a region consisting of 24 states and Washington, D.C. The length of the contract is one base year with eight annual option periods, which, if all options are exercised, would result in a total contract length of nine years.

Our CenterWell Segment Products
The products offered by our CenterWell segment are key to our integrated care delivery model. This segment includes our pharmacy, provider services, and home solutions operations. The CenterWell segment also includes our strategic partnerships with Welsh, Carson, Anderson & Stowe, or WCAS, to develop and operate senior-focused, payor-agnostic, primary care centers, as well as our minority ownership interest in hospice operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs. For information on our intersegment revenues, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
The following table presents our services revenue for the CenterWell segment by line of business for the year ended December 31, 2022:

	CenterWell Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenues:
Home solutions	$553	n/a
Pharmacy	9,841	n/a
Provider services	2,979	n/a
Total intersegment revenues	$13,373
External services revenue:
Home solutions	$2,333	2.5%
Pharmacy	1,025	1.1%
Provider services	568	0.6%
Total external services revenue	$3,926	4.2%
n/a – not applicable
Pharmacy
Our pharmacy business includes the operations of CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and other retail pharmacies located within CenterWell Primary Care clinics for brand, generic, specialty drugs, over the counter medications and supplies, and hospice pharmacy drugs.

Provider Services
We operate full-service, value-based senior focused primary care centers in a number of states, including Georgia, Florida, Kansas, Louisiana, Missouri, Nevada, North Carolina, South Carolina, Texas, Arizona and

Kentucky staffed by primary care providers and medical specialists with a primary focus on the senior population under our Primary Care Organization, or PCO. PCO operates these clinics primarily under the Conviva Care Centers and CenterWell Senior Primary Care brands. Our primary care subsidiaries operate our medical center business through both employed physicians and care providers, and through third party management service organizations with whom we contract to arrange for and manage certain clinical services. PCO currently operates 235 primary care clinics and employs approximately 670 primary care providers. PCO serves approximately 247,900 patients, primarily under risk sharing arrangements with Humana Medicare Advantage health plans, third party Medicare Advantage health plans and CMS administered risk sharing arrangements for Medicare FFS.

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

In 2020, our Primary Care Organization entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. In May 2022, we established a second strategic partnership with WCAS to develop additional centers between 2023 and 2025. As of December 31, 2022, there were 50 primary care clinics operating under the partnership and we intend to open approximately 100 additional primary care clinics in future periods under the existing arrangements. For additional information, refer to Note 4 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Home Solutions
CenterWell Home Health
We are actively involved in the care management of our customers with the greatest needs via in-home care. On August 17, 2021, we fully acquired Kindred at Home, or KAH, the nation’s largest home health and hospice provider with locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. Our home solutions geographic scale and clinical breadth provides the opportunity to offer care beyond our health plan members. We have fully-integrated the home health operations, now branded CenterWell Home Health, allowing us to accelerate clinical innovation and the development and roll out of a value-based operating model at scale, more closely aligning incentives to focus on improving patient outcomes and reducing the total cost of care. This is critical to deploying a value-based, advanced home health model at scale that makes it easier for patients and providers to benefit from our full continuum of home-based capabilities, leveraging the best channel to deliver the right care needed at the right time.
Onehome
Onehome serves as the convener for the value-based model meeting the needs of health plans by serving their members through a full-risk model for integrated home-based services. Onehome manages a full range of post-acute patient needs, integrating and coordinating with physicians, hospitals and health plans for the provision of home health and infusion services as well as the distribution of durable medical equipment, or DME, at patients’ homes. Onehome served 15% of our MA members with our value-based model as of December 31, 2022.
Hospice
Hospice care is an important offering in the full continuum of care we offer patients, and we have been successful in delivering the desired patient experience and outcomes through partnership models, including through participation in the CMS hospice Value-Based Insurance Design, or VBID, model. As such, on August 11, 2022, we completed the sale of a 60% interest in Humana’s Kindred at Home Hospice subsidiary, or KAH Hospice, to Clayton, Dubilier & Rice, or CD&R. Upon closing, KAH Hospice was restructured into a new stand-alone company. We continue to own a 40% minority ownership in hospice operations. For additional information on the sale of KAH Hospice, refer to Note 3 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Membership
The following table summarizes total medical membership (in thousands) at December 31, 2022, by market and product:

	Insurance
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts and Other	Fully- insured commercial Group	ASO	Military services	Total	Percent of Total
Florida	771.9	7.3	158.3	17.3	835.0	105.2	32.2	—	1,927.2	11.30%
Kentucky	112.8	75.2	169.5	9.3	172.9	73.7	145.8	—	759.2	4.40%
Texas	366.5	4.3	239.5	26.8	2.0	78.8	40.8	—	758.7	4.40%
California	103.7	1.4	401.3	17.7	4.0	—	—	—	528.1	3.10%
Georgia	278.4	2.8	94.7	9.0	—	64.4	72.3	—	521.6	3.10%
North Carolina	217.7	163.8	115.3	6.2	—	—	—	—	503.0	2.90%
Ohio	176.0	18.8	104.3	34.1	—	24.2	23.9	—	381.3	2.20%
Tennessee	184.4	7.5	88.5	7.9	36.1	29.6	15.5	—	369.5	2.20%
Illinois	157.4	30.4	126.8	6.8	17.1	16.3	2.5	—	357.3	2.10%
Missouri/Kansas	109.9	7.4	150.9	10.9	—	23.0	22.7	—	324.8	1.90%
Louisiana	211.3	14.5	50.5	4.1	—	22.9	18.1	—	321.4	1.90%
Wisconsin	69.0	6.9	74.7	7.2	45.1	39.8	23.9	—	266.6	1.60%
Indiana	122.2	11.2	86.4	12.7	—	12.5	7.9	—	252.9	1.50%
Virginia	140.7	3.2	100.6	6.5	—	—	—	—	251.0	1.50%
New York	107.5	10.7	120.4	8.3	1.1	—	—	—	248.0	1.50%
Michigan	113.9	27.9	87.6	4.6	—	0.7	1.7	—	236.4	1.40%
Alabama	93.3	86.1	47.6	4.1	—	—	—	—	231.1	1.40%
South Carolina	154.7	0.4	49.1	6.3	17.5	—	—	—	228.0	1.30%
Pennsylvania	87.7	4.5	116.1	5.4	—	—	—	—	213.7	1.30%
Arizona	118.8	0.4	70.9	8.2	—	9.7	5.1	—	213.1	1.20%
Military services	—	—	—	—	—	—	—	5,959.9	5,959.9	34.90%
Others	867.8	80.4	1,098.3	100.2	6.5	55.5	17.7	—	2,226.4	12.90%
Totals	4,565.6	565.1	3,551.3	313.6	1,137.3	556.3	430.1	5,959.9	17,079.2	100.0%
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
We believe these value-based arrangements represent a key element of our integrated care delivery model at the core of our strategy. Our health plan subsidiaries may enter into these value-based arrangements with third party providers or our owned provider subsidiaries.
At December 31, 2022, approximately 1,850,500 members, or 10.8% of our medical membership, were covered under shared risk value-based arrangements, which provide all member benefits, including 1,563,700 individual Medicare Advantage members, or 34.2% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and measure the financial performance of our capitated providers and require guarantees in certain instances. However, we delegated claim processing functions under capitation arrangements covering approximately 250,900 HMO members, including 246,100 individual Medicare Advantage members, or 15.7% of the 1,563,700 individual Medicare Advantage members covered under value-based contracts at December 31, 2022, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $3.0 billion, or 3.9% of total benefits expense, for the year ended December 31, 2022. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

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
NCQA reviews our compliance based on standards for quality improvement, population health management, credentialing, utilization management, network management, and member experience. We have achieved and maintained NCQA accreditation in many of our commercial, Medicare and Medicaid markets for HMO, POS, and PPO products, and our wellness program, Go365. Humana’s pharmacy organization is accredited by URAC.

Sales and Marketing
We use various methods to market our products, including television, radio, the Internet, telemarketing, and direct mailings.
At December 31, 2022, we employed approximately 1,400 sales representatives, as well as approximately 1,900 telemarketing representatives who assisted in the marketing of Medicare products, including Medicare Advantage and PDP, and specialty products in our Insurance segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Wal-Mart Stores, Inc., or Wal-Mart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
In our Insurance segment, individuals may become members of our commercial HMOs and PPOs through their employers or other groups, which typically offer employees or members a selection of health insurance products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We attempt to become an employer’s or group’s exclusive source of health insurance benefits by offering a variety of HMO, PPO, and specialty products that provide cost-effective quality health care coverage consistent with the needs and expectations of their employees or members. We use licensed independent brokers, independent agents, digital insurance agencies, and employees to sell our group products. Many of our larger employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We pay brokers and agents using the same commission structure described above for our specialty products.

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

Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Item 1A. – Risk Factors in this 2022 Form 10-K.

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
For a description of certain material current activities in the federal and state legislative areas, see Item 1A. – Risk Factors in this 2022 Form 10-K.

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
Centralized Intercompany Services
We provide centralized intercompany services to each of our health plans and to our business segments from our headquarters and service centers. These services include management information systems, product development and administration, finance, human resources, accounting, law, public relations, marketing, insurance, purchasing, risk management, internal audit, actuarial, underwriting, claims processing, billing/enrollment, and customer service.

Through intercompany service agreements approved, if required, by state regulatory authorities, Humana Inc., our parent company, charges a services fee for reimbursement of certain centralized services provided to its subsidiaries to the extent that Humana Inc. is the service provider.

Human Capital Management
Our associates are essential to our success in delivering on our core strategy, and creating positive healthcare experiences for our members. We are committed to recruiting, developing, and retaining strong, diverse teams, actively promoting a culture of inclusion and diversity. As of December 31, 2022, we had approximately 67,100 associates.
Our Culture
We believe that our members’ experience is linked to our associates’ experience and that engaged, productive associates are the key to building a healthy company and a caring environment where our associates go above and beyond for our members, driving innovation, and offering fulfilling experiences that incentivizes them to stay with us over the long-term. We provide opportunities for our associates to add to their personal well-being experiences that go beyond health to enhance their individual need for purpose, belonging and security. We regularly measure our success and opportunities to advance engagement through methods like a third-party administered Associate Experience Survey and continuous listening campaigns. Continuous listening involves our proactive solicitation, analysis and response to associate feedback. Pulse surveys are sent to associates throughout the year to get feedback on how we’re doing, allowing us to assess our approach to work and act when needed. We believe this helps to strengthen our culture and support associate engagement. We also provide survey results to our entire associate population and encourage leaders to use the information to create open, honest action plans with their teams to build upon and further deepen our collective engagement.
Our culture is further strengthened by optimizing the well-being and effectiveness of our workforce. Through alternative work styles, we help associates work more productively, communicate more easily and collaborate more freely. Alternate work styles enable associates to work from a job-appropriate location of their choice for all or some portion of their work schedule and to create a work schedule that better fits the diverse demands of today’s work environment. When managed effectively, alternative work styles can enhance a company’s employment brand, foster the development and effective delivery of innovative and diverse business solutions, right-size a company’s energy-consumption footprint, and increase associate engagement and well-being.
Similar to many companies, we experienced lower engagement and higher turnover in 2022 and 2021 than in prior years. Our associate voluntary turnover rate, or VTR, for 2022 was 17.0%, up from 15.1% in 2021. However, associate engagement and well-being rates remained higher than average, despite challenges posed by the Great Resignation, COVID-19 and workforce optimization efforts to fulfill our commitment to execute on our value creation initiative to allow for increased investment in our Medicare Advantage benefits and healthcare services capabilities.
Inclusion and Diversity
Our Office of Inclusion & Diversity, or I&D Office, efforts are led by our Chief Inclusion and Diversity Officer, who reports directly to the Chief Administrative Officer. The I&D Office connects to business groups across the enterprise to cultivate a diverse and inclusive culture that is representative of the communities we serve. By prioritizing I&D across our business, we enable associates to bring their whole selves to work, while also driving the innovation and insights needed to better serve our diverse members and communities. We strive to accelerate our culture of inclusion to build deep relationships and create simple, personalized experiences for all of our stakeholders.
To help integrate inclusion and diversity into the fabric of the organization from the top down, the Executive Inclusion & Diversity Council is led by our President and CEO, with top priorities consisting of (i) leading and informing the strategy to drive the hiring, development, promotion and retention of our full diverse workforce; (ii) creating and maintaining an inclusive culture; (iii) reviewing our supply base and spend for diversification opportunities; and (iv) improving transparency and accountability to sustain outcomes. We are committed to having balanced diversity at all levels and have developed a pathway for diverse talent within our recruiting initiatives. We’ve also incorporated balanced interview panels into our interview process, through which we strategically engage a broad spectrum of interviewers that bring greater diversity and perspective. This proven best practice strengthens the candidate experience and hiring of diverse talent, ensuring we get the right talent for any given role, and minimizes the potential for personal blind spots when evaluating candidates.

Our inclusion and diversity objectives also aim to build an awareness of biases and beliefs, identify differences and similarities of our multi-generational workforce and enable associates to leverage differences to drive innovation and create value. We are committed to growing our associates’ inclusion skills and diversity knowledge and provide a variety of associate training programs and workshop opportunities in areas of unconscious bias, disability awareness, cultural competency, racial equity, and social justice, among others. It is also our fundamental belief that every person has the right to a safe workplace. This includes having freedom of gender identity and expression, which we have included within our non-discrimination and anti-harassment policies.

Our associates’ vast experiences and perceptions, unique characteristics, backgrounds and beliefs, drive the groundbreaking, strategic thinking that gives our Company its competitive edge in a diverse marketplace. Our approach fosters innovative thinking and creativity, expands insights and generates better business outcomes.
Pay and Benefits Philosophy, Compensation and Financial Security
We believe all of our associates have the right to receive a fair living wage and we are committed to maintaining a pay and benefits philosophy that is market-based and recognizes an associate’s contributions so that we can attract and retain an engaged, talented team. Our Company’s pay and benefits structure is designed to motivate, incentivize and reward our associates - at all levels of the organization - for their skill development, demonstration of our values and performance. While our programs vary by location, associate type and business, they generally include:

Financial	Health	Life
Competitive Base Pay	Medical, Dental and Vision Benefits	Paid Time Off, Paid Holidays, Paid Volunteer Time Off and Jury Duty Pay
Associate Incentive Plan (Annual Bonus)	Supplemental Health Benefits	Adoption Assistance
Supplemental Pay (Including Overtime)	Long-term Care Insurance	Paid Parental Leave Program (6 weeks)
Recognition Pay and Service Awards	Wellness and Rewards Program	Paid Caregiver Time Off Program (2 weeks)
401(k) Retirement Savings Plan with Company Match Program	Health Plan Incentives	Employee Assistance Program
Life Insurance	On-site Health and Fitness Centers	Associate Discount Programs and Services
Short- and Long-Term Disability Insurance	On-site Health Screenings and Vaccinations	Helping Hands Program
Tuition Assistance Program		Transit Services

Talent Development and Growth Opportunities
We champion the individual goals and development of our associates, and provide a number of programs and resources to support their efforts. We provide opportunities for our associates to earn professional certifications through continued education programs and to participate in instructor-led and online courses designed to strengthen soft and hard-skills and enhance leadership development. Our Career Cultivation team sponsors workshops and events to promote associate accountability within their personal and professional growth as part of overall career development. Our associates are also encouraged to participate in mentoring programs with people of various backgrounds and cultures. We view mentoring as an essential development tool for sharing skills and knowledge so we can all succeed. Our commitment to mentoring feeds the successful future of our Company. Additionally, we utilize development programs to enhance talent within our organizations through targeted internal initiatives, where we aim to upskill and reskill existing associates for opportunities in new career pathways.
Additional information related to our human capital can be found by referencing our Definitive Proxy Statement of the Annual Meeting of Stockholders scheduled to be held on April 20, 2023 appearing under the caption "Human Capital Management."

Information About Our Executive Officers
Set forth below are names and ages of all of our current executive officers as of February 1, 2023, their positions, and the date first elected as an executive officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	60	President and Chief Executive Officer, Director	12/11	(1)

Vishal Agrawal, M.D.	48	Chief Strategy and Corporate Development Officer	12/18	(2)

Andrew C. Agwunobi, M.D.	57	Segment President, Home Solutions	02/22	(3)

Samir M. Deshpande	58	Chief Information Officer	07/17	(4)

Susan M. Diamond	49	Chief Financial Officer	07/19	(5)

John-Paul W. Felter	39	Senior Vice President, Chief Accounting Officer and Controller	08/22	(6)

William K. Fleming, PharmD	55	Segment President, Pharmacy Solutions & Chief Corporate Affairs Officer	03/17	(7)

Timothy S. Huval	56	Chief Administrative Officer	12/12	(8)

George Renaudin II	54	President, Medicare & Medicaid	02/23	(9)

Susan D. Schick	60	Segment President, Group and Military Business	09/21	(10)

Joseph C. Ventura	46	Chief Legal Officer	02/19	(11)
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
(3)Dr. Agwunobi currently serves as Segment President, Home Solutions, having joined Humana in February 2022. Prior to joining the Company, Dr. Agwunobi served as Interim President of the University of Connecticut (UConn) from May 2021 until February 2022, and the Chief Executive Officer and Executive Vice President for Health Affairs for UConn Health from 2014 to February 2022.

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
(6)Mr. Felter currently serves as Senior Vice President, Chief Accounting Officer and Controller, having been elected to this position in August 2022. Before joining the Company, Mr. Felter served as Senior Director - Investment Finance for OneAmerica Financial Partners, Inc. from May 2022 until June 2022. Prior to OneAmerica, Mr. Felter spent nearly 11 years as a Senior Manager at Ernst & Young LLP where he oversaw large audit engagements for public and private entities with a concentration in the health insurance sector.
(7)Dr. Fleming currently serves as Segment President, Pharmacy Solutions and Chief Corporate Affairs Officer, having been elected to this position in July 2021, from his prior role as Segment President, Clinical and Pharmacy Solutions. Prior to that, Dr. Fleming held positions of Segment President, Healthcare Services as well as President of the Company’s pharmacy business. Dr. Fleming joined the Company in 1994.
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
(9)Mr. Renaudin currently services as President, Medicare & Medicaid, having been elected to this position in February 2023. He joined the Company in April 2004 and since then has held various leadership roles of increasing responsibility, most recently holding the position of President, Medicare.

(10)Ms. Schick currently serves as Segment President, Group and Military Business, having been elected to this position in September 2021. Ms. Schick joined the Company in February 2020 in the role of Senior Vice President, Employer Group. Before she joined the Company, Ms. Schick spent 16 years in a range of senior-level leadership roles at United Healthcare in its Medicaid and Commercial businesses.

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
While we proactively attempt to effectively manage our operating expenses, increases or decreases in staff-related expenses, any costs associated with exiting products, additional investment in new products (including our opportunities in the Medicare programs, state-based contracts, and expansion of clinical capabilities as part of our integrated care delivery model), investments in health and well-being product offerings, acquisitions, new taxes and assessments, inflation,and implementation of regulatory requirements may increase our operating expenses.
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
If we fail to effectively implement our operational and strategic initiatives, including our Medicare initiatives, which are of particular importance given the concentration of our revenues in these products, our state-based contracts strategy, the growth of our CenterWell businesses, and our integrated care delivery model, our business may be materially adversely affected. In addition, there can be no assurances that we will be successful in maintaining or improving our Star ratings in future years.
Our future performance depends in large part upon our ability to execute our strategy, including opportunities created by the expansion of our Medicare programs, our strategy with respect to state-based contracts, including those covering members dually eligible for the Medicare and Medicaid programs, the growth of our pharmacy, provider services, and home solutions businesses, and the successful implementation of our integrated care delivery model.
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
We rely on our agreements with customers and service providers, confidentiality agreements with employees, and our trade secrets and copyrights to protect our proprietary rights. These legal protections and precautions may not prevent misappropriation of our proprietary information. The misappropriation of our proprietary information could hinder our ability to market and sell products and services and may result in a material adverse effect on our results of operations, financial position and cash flows.
If we, and the third-party service providers on whom we rely, are unable to defend our information technology security systems against cybersecurity attacks or prevent other privacy or data security incidents that result in security breaches that disrupt our operations or in the unintentional dissemination of sensitive personal information or proprietary or confidential information, we could be exposed to significant regulatory fines or penalties, liability or reputational damage, or experience a material adverse effect on our results of operations, financial position, and cash flows.

In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third-party service providers to do the same, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party. We have been, and will likely continue to be, regular targets of attempted cybersecurity attacks and other security threats and may be subject to breaches of our information technology security systems. Although the impact of such attacks has not been material to our operations or results of operations, financial position, or cash flow through December 31, 2022, we can provide no assurance that we will be able to detect, prevent, or contain the effects of such cybersecurity attacks or other information security risks or threats in the future. A cybersecurity attack may penetrate our layered security controls and misappropriate or compromise sensitive personal information or proprietary or confidential information or that of third-parties, create system disruptions, cause shutdowns, or deploy viruses, worms, and other malicious software programs that attack our systems. A cybersecurity attack that bypasses our IT security systems, or the security of third-party service providers, could materially affect us due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property, operational or business delays resulting from the disruption of our IT systems, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders.

The costs to detect, prevent, eliminate or address cybersecurity threats and vulnerabilities before or after an incident could be substantial. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members. In addition, breaches of our security measures or the security measures of third-party service providers, and the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties, could expose our associates' or members’ private information and result in the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in significant regulatory fines or penalties, litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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

See "Legal Proceedings and Certain Regulatory Matters" in Note 17 to the audited Consolidated Financial Statements included in Item 8. - Financial Statements and Supplementary Data. We cannot predict the outcome of these matters with certainty.

As a government contractor, we are exposed to risks that may materially adversely affect our business or our willingness or ability to participate in government health care programs.

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military, and Medicaid programs. These programs accounted for approximately 88% of our total premiums and services revenue for the year ended December 31, 2022. These programs involve various risks, as described further below.
•At December 31, 2022, under our contracts with CMS we provided health insurance coverage to approximately 771,900 individual Medicare Advantage members in Florida. These contracts accounted for approximately 14% of our total premiums and services revenue for the year ended December 31, 2022. The loss of these and other CMS contracts (which are generally renewed annually) or significant changes in the Medicare Advantage and Prescription Drug Plan programs as a result of legislative or regulatory action, including changes to the Part D prescription drug benefit design or reductions in premium payments to us or increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.
•Our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2022, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract is a consolidation of the former T3 North and South Regions, comprising 32 states and approximately six million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. On December 23, 2022, the Department of Defense (“DoD”) exercised its option to extend the T2017 East Region contract, adding Option Periods 6 & 7, and exercised Option Period 6 which extends the T2017 East Region contract through December 31, 2023. On December 22, 2022, we were notified by the DoD that we were awarded the new contract for the TRICARE East Region, with delivery of health care services expected to commence in 2024. The next generation East Region contract awards may be subject to protests by unsuccessful bidders before the U.S. Court of Federal Claims. The loss of the current T2017 East Region contract or an overturn of the award of the new East Region contract to us, should either occur, may have a material adverse effect on our results of operations, financial position, and cash flows.

•CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to account for certain demographic characteristics and health status of our enrolled members. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data, collected from providers, to calculate the health status-related risk-adjusted premium payment to MA plans, which CMS further adjusts for coding pattern differences between the health plans and the government fee-for-service (FFS) program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our health status-adjusted payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model.
CMS and the Office of the Inspector General of Health and Human Services, or HHS-OIG, perform audits of various companies’ risk adjustment diagnosis data submissions. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices that influence the calculation of health status-related premium payments to MA plans.
In 2012, CMS released an MA contract-level RADV methodology that would extrapolate the results of each CMS RADV audit sample to the audited MA contract’s entire health status-related risk adjusted premium amount for the year under audit. In doing so, CMS recognized “that the documentation standard used in RADV audits to determine a contract’s payment error (medical records) is different from the documentation standard used to develop the Part C risk-adjustment model (FFS claims).” To correct for this difference, CMS stated that it would apply a “Fee-for-Service Adjuster (FFS Adjuster)” as “an offset to the preliminary recovery amount.” This adjuster would be “calculated by CMS based on a RADV-like review of records submitted to support FFS claims data.” CMS stated that this methodology would apply to audits beginning with PY 2011. Humana relied on CMS’s 2012 guidance in submitting MA bids to CMS. Humana also launched a “Self-Audits” program in 2013 that applied CMS’s 2012 RADV audit methodology and included an estimated FFS Adjuster. Humana completed Self-Audits for PYs 2011-2016 and reported results to CMS.
In October 2018, however, CMS issued a proposed rule announcing possible changes to the RADV audit methodology, including elimination of the FFS Adjuster. CMS proposed applying its revised methodology, including extrapolated recoveries without application of a FFS Adjuster, to RADV audits dating back to PY 2011. On January 30, 2023, CMS published a final rule related to the RADV audit methodology (Final RADV Rule). The Final RADV Rule confirmed CMS’s decision to eliminate the FFS Adjuster. The Final RADV Rule states CMS’s intention to extrapolate results from CMS and HHS-OIG RADV audits beginning with PY 2018, rather than PY 2011 as proposed. However, CMS’s Final RADV Rule does not adopt a specific sampling, extrapolation or audit methodology. CMS instead stated its general plan to rely on “any statistically valid method . . . that is determined to be well-suited to a particular audit.”
Humana is considering its legal options with respect to CMS’s changed position on the FFS Adjuster and seeking clarity regarding our compliance obligations in light of the Final RADV Rule. We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence. Further, Humana’s actuarially certified bids through PY 2023 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. We expect CMS to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without a FFS Adjuster, to CMS and HHS-OIG RADV audits conducted for PY 2018 and subsequent years. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, could have a material adverse effect on our results of operations, financial position, or cash flows.
In addition, as part of our internal compliance efforts, we routinely perform ordinary course reviews of our internal business processes related to, among other things, our risk coding and data submissions in connection with the risk adjustment model. These reviews may also result in the identification of errors and the submission of corrections to CMS that may, either individually or in the aggregate, be material. As such, the result of these reviews may have a material adverse effect on our results of operations, financial position, or cash flows.
As we explore our legal options and compliance obligations, we remain committed to working alongside CMS to promote the integrity of the MA program as well as affordability and cost certainty for our members. It is critical that MA plans are paid accurately and that payment model principles, including the application of a FFS Adjuster, are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.

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
Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. This reconciliation process requires us to submit claims data necessary for CMS to administer the program. Our claims data may not pass CMS’s claims edit processes due to various reasons, including discrepancies in eligibility or classification of low-income members. To the extent our data does not pass CMS’s claim edit processes, we may bear the risk for all or a portion of the claim which otherwise may have been subject to the risk corridor provision or payment which we would have otherwise received as a low-income subsidy or reinsurance claim. In addition, in the event the settlement represents an amount CMS owes us, there is a negative impact on our cash flows and financial condition as a result of financing CMS’s share of the risk. The opposite is true in the event the settlement represents an amount we owe CMS. Further, legislative or regulatory changes to how actual prescription drug costs are reported or calculated or other changes to the Part D prescription drug benefit design may lower reinsurance or low-income cost subsidies paid by CMS and may have a material adverse effect on our results of operations, financial position, or cash flows.

•We are subject to various other governmental audits and investigations. Under state laws, our HMOs and health insurance companies are audited by state departments of insurance for financial and contractual compliance. Our HMOs are audited for compliance with health services by state departments of health. Audits and investigations, including audits of risk adjustment data, are also conducted by state attorneys general, CMS, HHS-OIG, the Office of Personnel Management, the Department of Justice, the Department of Labor, and the Defense Contract Audit Agency. All of these activities could result in the loss of licensure or temporary or permanent exclusion from participating in various government health care programs (such as Medicare and Medicaid), including a limitation on our ability to market or sell products, the imposition of fines, penalties and other civil and criminal sanctions, or changes in our business practices. The outcome of any current or future governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. Nevertheless, it is reasonably possible that any such outcome of litigation, penalties, fines or other sanctions could be substantial, and the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows. Certain of these matters could also affect our reputation. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our industry or our reputation in various markets and make it more difficult for us to sell our products and services.
Our business activities are subject to substantial government regulation. New laws or regulations, or legislative, judicial, or regulatory changes in existing laws or regulations or their manner of application could increase our cost of doing business and may have a material adverse effect on our results of operations, or cash flows.

New Laws or Regulations, or Future Legislative, Judicial or Regulatory Changes
We are and will continue to be regularly subject to new laws and regulations, changes to existing laws and regulations, and judicial determinations that impact the interpretation and applicability of those laws and regulations. The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Health Care Reform Law), the Families First Coronavirus Response Act (the “Families First Act”), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), and related regulations, are examples of laws which have enacted significant reforms to various aspects of the U.S. health insurance industry, including among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, the introduction of plan designs based on set actuarial values, and changes to the Part D prescription drug benefit design.

It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes (including further legislative or regulatory action taken in response to COVID-19), including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage business profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, increases in regulation of our prescription drug benefit businesses, or changes to the Part D prescription drug benefit design may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

Additionally, potential legislative changes or judicial determinations, including activities to repeal or replace these laws and regulations, including the Health Care Reform Law or declare all or certain portions of these laws and regulations unconstitutional or contrary to law, create uncertainty for our business, and we cannot predict when, or in what form, such legislative changes or judicial determinations may occur.

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

Our pharmacy business is highly competitive and subjects us to regulations and distribution and supply chain risks in addition to those we face with our core health benefits businesses.

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
Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund the obligations of Humana Inc., our parent company. Certain of our insurance subsidiaries operate in states that regulate the payment of dividends, loans, administrative expense reimbursements or other cash transfers to Humana Inc., and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid to Humana Inc. by these insurance subsidiaries, without prior approval by state regulatory authorities, or ordinary dividends, is limited based on the entity's level of statutory income and statutory capital and surplus. In most states, prior notification is provided before paying a dividend even if approval is not required. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Dividends from our non-insurance companies such as in our CenterWell segment are generally not restricted by Departments of Insurance. In the event that we are unable to provide sufficient capital to fund the obligations of Humana Inc., our results of operations, financial position, and cash flows may be materially adversely affected.
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
We owned or leased numerous medical centers and administrative offices at December 31, 2022. The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of these medical centers, approximately 289 of these facilities are leased or subleased to our contracted providers to operate.

ITEM 3. LEGAL PROCEEDINGS
We are party to a variety of legal actions in the ordinary course of business, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate disputes, qui tam litigation brought by individuals seeking to sue on behalf of the government, failure to disclose network discounts and various other provider arrangements, general contractual matters, intellectual property matters, and challenges to subrogation practices. For a discussion of our material legal actions, including those not in the ordinary course of business, see “Legal Proceedings and Certain Regulatory Matters” in Note 17 to the audited Consolidated Financial Statements included in Item 8. – Financial Statements and Supplementary Data. We cannot predict the outcome of these suits with certainty.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol HUM.
Holders of our Capital Stock
As of January 31, 2023, there were 1,707 holders of record of our common stock and 634,739 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2021 and 2022, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2021 payments
12/31/2020	1/29/2021	$0.6250	$81
3/31/2021	4/30/2021	$0.7000	$90
6/30/2021	7/30/2021	$0.7000	$90
9/30/2021	10/29/2021	$0.7000	$90
2022 payments
12/31/2021	1/28/2022	$0.7000	$90
3/31/2022	4/29/2022	$0.7875	$100
6/30/2022	7/29/2022	$0.7875	$100
9/30/2022	10/28/2022	$0.7875	$100

In October 2022, the Board declared a cash dividend of $0.7875 per share payable on January 27, 2023 to stockholders of record on December 31, 2021 for an aggregate amount of $98 million. In February 2023, the Board declared a cash dividend of $0.8850 per share payable on April 28, 2023 to stockholders of record on March 31, 2023. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2022. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2017, and that dividends were reinvested when paid.

$250
$200
$150
$100
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
HUM
S&P 500
Peer Group

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
HUM	$100	$116	$150	$169	$192	$213
S&P 500	$100	$96	$126	$149	$191	$157
Peer Group	$100	$110	$135	$160	$199	$186
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
October 2022	—	$—	—	$2,000,000,000
November 2022	1,518,996	534.02	1,518,996	1,150,000,000
December 2022	353,604	534.02	353,604	1,000,000,000
Total	1,872,600	$534.02	1,872,600
(1)On November 2, 2022, we entered into separate accelerated stock repurchase agreements, the November 2022 ASR Agreements, with Goldman Sachs & Co. LLC, or Goldman Sachs, and Mizuho Markets Americas LLC, or Mizuho, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 18, 2021. In accordance with the November 2022 ASR Agreements, we made a payment of $1 billion ($500 million to Goldman Sachs on November 3, 2022 and $500 million to Mizuho on November 4, 2022) and received an initial delivery of 1.5 million shares of our common stock (0.760 million shares each from Goldman Sachs and Mizuho). In November 2022, we recorded the payments to Goldman Sachs and Mizuho as a reduction to stockholders’ equity, consisting of an $850 million increase in treasury stock, which reflects the value of the initial 1.5 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflects the value of stock held back by Goldman Sachs and Mizuho pending final settlement of the November 2022 ASR Agreements. Upon final settlement of the November 2022 ASR Agreements with Goldman Sachs and Mizuho on December 15, 2022 and December 16, 2022, respectively, we received an additional 0.177 million shares and 0.177 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the terms of the agreements, less a discount, of $534.16 and $533.87, respectively, bringing the total shares received under the November 2022 ASR Agreements to 1.8 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Goldman Sachs and Mizuho from capital in excess of par value to treasury stock.
(2)Excludes 0.2 million shares repurchased in connection with employee stock plans.
(3)On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this 2022 10-K and were not impacted by our segment realignment, refer to "Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations" found in our Form 10-K for the year ended December 31, 2021, that was filed with the Securities and Exchange Commission on February 17, 2022.
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
Sale of Hospice and Personal Care Divisions
On August 11, 2022, we completed the sale of a 60% interest in Humana’s Kindred at Home Hospice subsidiary, or KAH Hospice, to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from KAH Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $237 million which is reported as a gain on sale of KAH Hospice in the accompanying consolidated statements of income for the year ended December 31, 2022.
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

Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $473 million included within operating costs in the consolidated statement of income for the year ended December 31, 2022. These charges primarily relate to $248 million in asset impairments, including software and abandonment, and $116 million of severance charges in connection with workforce optimization. The remainder of the charges primarily relate to external consulting fees. These charges were recorded at the corporate level and not allocated to the segments.
Business Segments
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy dispensing services, provider services, and home services. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. Prior period segment financial information has been recast to conform to the 2022 presentation. For a recast of prior period segment financial information, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Our two reportable segments, Insurance and CenterWell, are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the Chief Operating Decision Maker, to assess performance and allocate resources. For segment financial information, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
The Insurance segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts, as well as our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. This segment also includes products consisting of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO. In addition, our Insurance segment includes our military services business, primarily our T-2017 East Region contract, as well as the operations of our PBM business.
The CenterWell segment includes our pharmacy, provider services, and home solutions operations. The segment also includes our strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers, as well as our minority ownership interest in hospice operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.

The results of each segment are measured by income before income taxes and equity in net (losses) earnings from equity method investments, or segment earnings. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy, provider, and home services, to our Insurance segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
One of the product offerings of our Insurance segment is Medicare stand-alone prescription drug plans, or PDP, under the Medicare Part D program. Our quarterly Insurance segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low income senior members as well as year-over-year changes in the mix of membership in our standalone PDP products affects the quarterly benefit ratio pattern.
The Insurance segment also experiences seasonality in the fully-insured product offering. The effect on the Insurance's segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses.
In addition, the Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season.
Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2022, approximately 3,175,500 members, or 70%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,009,600 members, or 68%, at December 31, 2021.

•On February 1, 2023, Centers for Medicare & Medicaid Services, or CMS, issued its preliminary 2024 Medicare Advantage and Part D payment rates and proposed policy changes, collectively, the Advance Notice. CMS has invited public comment on the Advance Notice before publishing final rates on or before April 3, 2023, or the Final Notice. In the Advance Notice, CMS estimates Medicare Advantage plans across the sector will, on average, experience a 2.27% decrease in benchmark funding based on proposals included therein. As indicated by CMS, its estimate excludes the impact of fee-for-service county rebasing/re-pricing since the related impact is dependent upon finalization of certain data, which will be available with the publication of the Final Notice. Further the benchmark decrease excludes MA risk score trend as individual plans’ experience will vary. Based on the company’s preliminary analysis using the same factors CMS included in its estimate, the components of which are detailed on CMS’s website, we anticipate the proposals in the Advance Notice would result, on average, in a change relatively in line with CMS’ estimate, with the exception of Humana's Medicare Star Ratings for bonus year 2024, which led the company’s peers, as well as the Risk Model Revision and Normalization Adjustment, which the company continues to analyze. With respect to the Risk Model Revision and Normalization adjustment, CMS provided detail to the company indicating an average impact to Humana relatively in line with the average negative 3.12% industry impact. The company continues to analyze the Advance Notice, including CMS’ estimate of the Humana specific impact related to the Risk Model Revision and Normalization adjustment, which is likely to have a more negative impact on individual plans and specific membership cohorts with greater risk score trend, and will be drawing upon its program expertise to provide CMS formal commentary on the impact of the Advance Notice and the related impact on Medicare beneficiaries’ quality of care and service to its members through the Medicare Advantage program.

•Net income was $2.8 billion, or $22.08 per diluted common share, and $2.9 billion, or $22.67 per diluted common share, in 2022 and 2021, respectively. This comparison was significantly impacted by the gain on KAH equity method investment recognized in August 2021, put/call valuation adjustments associated with non-consolidating minority interest investments, transaction and integration costs, the change in the fair value of publicly-traded equity securities, charges associated with productivity initiatives related to previously disclosed $1 billion value creation plan, and the net gain on the sale of KAH Hospice. The impact of these adjustments to our consolidated income before income taxes and equity in net (losses) earnings and diluted earnings per common share was as follows for the 2022 and 2021 periods:

	2022	2021
	(in millions)
Consolidated income before income taxes and equity in net (losses) earnings:
Gain on Kindred at Home equity method investment	$—	$(1,129)
Gain on sale of KAH Hospice	(237)	—
Charges associated with productivity initiatives related to the previously disclosed $1 billion value creation plan	473	—
Put/call valuation adjustments associated with our non consolidating minority interest investments	68	597
Transaction and integration costs	105	128
Change in the fair value of publicly-traded equity securities	123	341
	$532	$(63)

	2022	2021
Diluted earnings per common share:
Gain on Kindred at Home equity method investment	$—	$(8.73)
Gain on sale of KAH Hospice	(1.86)	—
Charges associated with productivity initiatives related to the previously disclosed $1 billion value creation plan	3.72	—
Put/call valuation adjustments associated with our non consolidating minority interest investments	0.53	4.62
Transaction and integration costs	0.83	0.99
Change in the fair value of publicly-traded equity securities	0.97	2.63
Tax impact of all transactions	(1.52)	(1.93)
	$2.67	$(2.42)

Health Care Reform
We are and will continue to be regularly subject to new laws and regulations, changes to existing laws and regulations, and judicial determinations that impact the interpretation and applicability of those laws and regulations. The Health Care Reform Law, the Families First Act, the CARES Act, and the Inflation Reduction Act, and related regulations, are examples of laws which have enacted significant reforms to various aspects of the U.S. health insurance industry, including, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with commercial medical insurance, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values, and changes to the Part D prescription drug benefit design.
It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes (including further legislative or regulatory action taken in response to COVID-19) including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy, provider services, and home solutions, to our Insurance segment customers and are described in Note 18 to the audited Consolidated Financial Statements included in Item 8. – Financial Statements and Supplementary Data in this 2022 Form 10-K.

Comparison of Results of Operations for 2022 and 2021
Certain financial data on a consolidated basis and for our segments was as follows for the years ended December 31, 2022 and 2021:
Consolidated

			Change
	2022	2021	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Insurance	$87,712	$79,822	$7,890	9.9%
Total premiums revenue	87,712	79,822	7,890	9.9%
Services:
Insurance	850	853	(3)	(0.4)%
CenterWell	3,926	2,202	1,724	78.3%
Total services revenue	4,776	3,055	1,721	56.3%
Investment income	382	187	195	104.3%
Total revenues	92,870	83,064	9,806	11.8%
Operating expenses:
Benefits	75,690	69,199	6,491	9.4%
Operating costs	12,671	10,121	2,550	25.2%
Depreciation and amortization	709	596	113	19.0%
Total operating expenses	89,070	79,916	9,154	11.5%
Income from operations	3,800	3,148	652	20.7%
Gain on sale of KAH Hospice	(237)	—	237	100.0%
Interest expense	401	326	75	23.0%
Other expense (income), net	68	(532)	600	112.8%
Income before income taxes and equity in net (losses) earnings	3,568	3,354	214	6.4%
Provision for income taxes	762	485	277	57.1%
Equity in net (losses) earnings	(4)	65	(69)	(106.2)%
Net income	$2,802	$2,934	$(132)	(4.5)%
Diluted earnings per common share	$22.08	$22.67	$(0.59)	(2.6)%
Benefit ratio (a)	86.3%	86.7%		(0.4)%
Operating cost ratio (b)	13.7%	12.2%		1.5%
Effective tax rate	21.4%	14.2%		7.2%
(a)Represents total benefits expense as a percentage of premiums revenue.
(b)Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

    Consolidated premiums revenue increased $7.9 billion, or 9.9%, from $79.8 billion in the 2021 period to $87.7 billion in the 2022 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage and commercial fully-insured medical premiums, partially offset by declining year-over-year membership associated with the group commercial medical products and the phase-out of COVID-19 sequestration relief in the 2022 period.
Services Revenue
Consolidated services revenue increased $1.7 billion, or 56.3%, from $3.1 billion in the 2021 period to $4.8 billion in the 2022 period primarily due to the impact of our home solutions revenues which reflect the acquisition of the remaining 60% interest in KAH during August 2021 partially offset by the divestiture of the 60% ownership interest in KAH Hospice during August 2022.
Investment Income
Investment income increased $195 million, or 104.3%, from $187 million in the 2021 period to $382 million in the 2022 period primarily due to lower mark to market losses on our publicly traded equity securities during the 2022 period compared to the 2021 period.
Benefits Expense
Consolidated benefits expense increased $6.5 billion, or 9.4%, from $69.2 billion in the 2021 period to $75.7 billion in the 2022 period. The consolidated benefit ratio decreased 40 basis points from 86.7% in the 2021 period to 86.3% in the 2022 period primarily due to higher per member individual Medicare Advantage premiums and lower inpatient utilization associated with the individual Medicare Advantage business. These factors were partially offset by lower favorable prior-period medical claims reserve development. Further, the 2022 period ratio reflects a shift in line of business mix, with continued growth in certain government programs, which carry a higher benefits expense ratio, combined with a decline in Medicare stand-alone PDP, which has a lower benefits expense ratio.
Consolidated benefits expense included $415 million of favorable prior-period medical claims reserve development in the 2022 period and $825 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in the 2022 period and decreased the consolidated benefit ratio by approximately 100 basis points in the 2021 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $2.6 billion, or 25.2%, from $10.1 billion in the 2021 period to $12.7 billion in the 2022 period. The consolidated operating cost ratio increased 150 basis points from 12.2% in the 2021 period to 13.7% in the 2022 period. The ratio increase was primarily due to the impact of the consolidation of KAH operations, which have a significantly higher operating cost ratio than our historical consolidated operating cost ratio, the net impact of charges associated with initiatives undertaken associated with our value creation initiatives, as well as the impact of higher marketing spend in 2022 to support individual Medicare Advantage growth. These increases were partially offset by scale efficiencies associated with growth in individual Medicare Advantage membership.

Depreciation and Amortization
Depreciation and amortization increased $113 million, or 19.0%, from $596 million in the 2021 period to $709 million in the 2022 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $75 million, or 23.0%, from $326 million in the 2021 period to $401 million in the 2022 period primarily due to higher average borrowings outstanding partially offset by lower interest rates.
Income Taxes
Our effective tax rate during 2022 was 21.4% compared to the effective tax rate of 14.2% in 2021. The year-over-year increase in the effective income tax rates is primarily due to the impact of the August 2021 acquisition of the remaining 60% interest in KAH. In that period, we recognized a $1.1 billion mark-to-market gain related to our previously held 40% investment in KAH. This unrealized gain was not taxable, thereby reducing the effective income tax rate for the 2021 period. The increase is partially offset by the August 2022 disposition of our 60% interest in KAH Hospice, which resulted in an increase to our tax basis in both the shares sold and the shares retained, thereby reducing the effective income tax rate for the 2022 period. For a complete reconciliation of the federal statutory rate to the effective tax rate, refer to Note 12 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Insurance Segment

			Change
	2022	2021	Members	%
Membership:
Individual Medicare Advantage	4,565,600	4,409,100	156,500	3.5%
Group Medicare Advantage	565,100	560,600	4,500	0.8%
Medicare stand-alone PDP	3,551,300	3,606,200	(54,900)	(1.5)%
Total Medicare	8,682,000	8,575,900	106,100	1.2%
Medicare Supplement	313,600	331,900	(18,300)	(5.5)%
Commercial fully-insured	556,300	674,600	(118,300)	(17.5)%
Total fully-insured	869,900	1,006,500	(136,600)	(13.6)%
Medicaid and other	1,137,300	940,100	197,200	21.0%
Military services	5,959,900	6,049,000	(89,100)	(1.5)%
ASO	430,100	495,500	(65,400)	(13.2)%
Total Medical Membership	17,079,200	17,067,000	12,200	0.1%
Total Specialty Membership	5,194,800	5,294,300	(99,500)	(1.9)%

			Change
	2022	2021	$	%
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$65,591	$58,654	$6,937	11.8%
Group Medicare Advantage	7,297	6,955	342	4.9%
Medicare stand-alone PDP	2,269	2,371	(102)	(4.3)%
Total Medicare	75,157	67,980	7,177	10.6%
Medicare Supplement	743	731	12	1.6%
Commercial fully-insured	3,733	4,271	(538)	(12.6)%
Total fully-insured	4,476	5,002	(526)	(10.5)%
Medicaid and other	6,376	5,109	1,267	24.8%
Specialty	1,703	1,731	(28)	(1.6)%
Total premiums revenue	87,712	79,822	7,890	9.9%
Services revenue	850	853	(3)	(0.4)%
Total premiums and services revenue	$88,562	$80,675	$7,887	9.8%
Income from operations	$3,022	$2,412	$610	25.3%
Benefit ratio	86.6%	87.2%		(0.6)%
Operating cost ratio	10.4%	10.3%		0.1%

Income from operations
Insurance segment income from operations increased $0.6 billion, or 25.3%, from $2.4 billion in the 2021 period to $3.0 billion in the 2022 period primarily due to the same factors impacting the segment's lower benefit ratio offset by the same factors impacting the segment's higher operating cost ratio as more fully described below.

Enrollment
Individual Medicare Advantage membership increased 156,500 members, or 3.5%, from 4,409,100 members as of December 31, 2021 to 4,565,600 members as of December 31, 2022 primarily due to membership additions associated with the 2022 Annual Election Period, or AEP. The year-over-year growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, membership. Individual Medicare Advantage membership includes 668,900 D-SNP members as of December 31, 2022, a net increase of 92,800 members, or 16.1%, from 576,100 members as of December 31, 2021. For the full year 2023, we anticipate a net membership growth in our individual Medicare Advantage offerings of at least 625,000 members.
Group Medicare Advantage membership increased 4,500 members, or 0.8%, from 560,600 members as of December 31, 2021 to 565,100 members as of December 31, 2022 reflecting smaller account sales and organic growth in concurrent accounts with no large accounts won or lost for the period. For the full year 2023, we anticipate a net membership decline in our group Medicare Advantage offerings of approximately 60,000 members.
Medicare stand-alone PDP membership decreased 54,900 members, or 1.5%, from 3,606,200 members as of December 31, 2021 to 3,551,300 members as of December 31, 2022 primarily due to continued intensified competition for Medicare stand-alone PDP offerings. For the full year 2023, we anticipate a net membership decline in our Medicare stand-alone PDP offerings of approximately 800,000 members.
Medicaid and other membership increased 197,200 members, or 21.0%, from 940,100 members as of December 31, 2021 to 1,137,300 members as of December 31, 2022 reflecting the suspension of state eligibility redetermination efforts due to the currently enacted public health emergency, or PHE. For the full year 2023, we anticipate a net membership growth in our state-based contracts of approximately 25,000 to 100,000 members.
Commercial fully-insured medical membership decreased 118,300 members, or 17.5%, from 674,600 members as of December 31, 2021 to 556,300 members as of December 31, 2022 reflecting the impact of pricing discipline to address COVID-19 and improve profitability.
ASO commercial medical membership decreased 65,400 members, or 13.2%, from 495,500 members as of December 31, 2021 to 430,100 members as of December 31, 2022 reflecting continued intensified competition for small group accounts, partially offset by strong retention among large group accounts. For the full year 2023, we anticipate a net membership decline in our group commercial medical offerings, which includes fully-insured and ASO, of approximately 300,000 members.
Military services membership decreased 89,100 members, or 1.5%, from 6,049,000 members as of December 31, 2021 to 5,959,900 members as of December 31, 2022. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
Specialty membership decreased 99,500 members, or 1.9%, from 5,294,300 members as of December 31, 2021 to 5,194,800 members as of December 31, 2022 primarily due to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership above. In addition, current membership reflects the economic impact of the COVID-19 pandemic.
Premiums revenue
Insurance segment premiums revenue increased $7.9 billion, or 9.9%, from $79.8 billion in the 2021 period to $87.7 billion in the 2022 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage and commercial fully-insured medical premiums, partially offset by declining year-over-year membership associated with the group commercial medical products and the phase-out of COVID-19 sequestration relief in the 2022 period.

Services revenue
Insurance segment services revenue decreased $3 million, or 0.4%, from $853 million in the 2021 period to $850 million in the 2022 period.
Benefits expense
The Insurance segment benefit ratio decreased 60 basis points from 87.2% in the 2021 period to 86.6% in the 2022 period primarily due to higher per member individual Medicare Advantage premiums and lower inpatient utilization associated with the individual Medicare Advantage business. These factors were partially offset by lower favorable prior-period medical claims reserve development. Further, the 2022 period ratio reflects a shift in line of business mix, with continued growth in certain government programs, which carry a higher benefits expense ratio, combined with a decline in Medicare stand-alone PDP, which has a lower benefits expense ratio.
The Insurance segment benefits expense included $415 million of favorable prior-period medical claims reserve development in the 2022 period and $825 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development decreased the Insurance's segment benefit ratio by approximately 50 basis points in the 2022 period and decreased the Insurance's segment benefit ratio by approximately 100 basis points in the 2021 period.
Operating costs
The Insurance segment operating cost ratio increased 10 basis points from 10.3% in the 2021 period to 10.4% in the 2022 period primarily due to strategic investments to position the segment for long-term success, including the impact of higher marketing spend in the 2022 period to support individual Medicare Advantage growth. These factors were partially offset by scale efficiencies associated with growth in the individual Medicare Advantage membership.

CenterWell Segment

			Change
	2022	2021	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$2,333	$1,166	$1,167	100.1%
Pharmacy	1,025	623	402	64.5%
Provider services	568	413	155	37.5%
Total services revenue	3,926	2,202	1,724	78.3%
Intersegment revenues:
Home solutions	553	352	201	57.1%
Pharmacy	9,841	9,024	817	9.1%
Provider services	2,979	2,476	503	20.3%
Total intersegment revenues	13,373	11,852	1,521	12.8%
Total services and intersegment revenues	$17,299	14,054	3,245	23.1%
Income from operations	$1,291	$938	$353	37.6%
Operating cost ratio	91.5%	92.3%		(0.8)%
Income from operations
CenterWell segment income from operations increased $353 million, or 37.6%, from $938 million in the 2021 period to $1.3 billion in the 2022 period primarily due primarily due to the same factors impacting the increase in services revenue and intersegment revenues as well as the same factors impacting the segment's lower operating cost ratio in the 2022 period as more fully described below.
Services revenue
CenterWell segment services revenue increased $1.7 billion, or 78.3%, from $2.2 billion in the 2021 period to $3.9 billion in the 2022 period primarily due to the impact of our home solutions revenues which reflect the acquisition of the remaining 60% interest in KAH during August 2021 partially offset by the divestiture of the 60% ownership interest in KAH Hospice during August 2022.
Intersegment revenues
CenterWell segment intersegment revenues increased $1.5 billion, or 12.8%, from $11.9 billion in the 2021 period to $13.4 billion in the 2022 period primarily due to individual Medicare Advantage membership growth, combined with the impact of greater mail-order pharmacy penetration for Medicare Advantage members, which lead to higher pharmacy revenues, as well as higher revenues associated with growth in our provider business.
Operating costs
The CenterWell segment operating cost ratio decreased 80 basis points from 92.3% in the 2021 period to 91.5% in the 2022 period primarily represents the consolidation of KAH operations for the entire 2022 period compared to the partial 2021 period due to timing of the previously disclosed transaction. The KAH operations have a lower operating cost ratio than other businesses within the segment. The year-over-year favorability was further impacted by our pharmacy operations partially offset by investments in KAH to abate the pressures of the current nursing labor environment as well as the divestiture of the 60% interest in KAH Hospice during August 2022.

Comparison of Results of Operations for 2021 and 2020
Certain financial data on a consolidated basis and for our segments reflect our segment realignment and are recast as follows for the years ended December 31, 2021 and 2020:
Consolidated

			Change
	2021	2020	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Premiums:
Insurance	$79,822	$73,584	$6,238	8.5%
Corporate	—	602	(602)	(100.0)%
Total premiums revenue	79,822	74,186	5,636	7.6%
Services:
Insurance	853	813	40	4.9%
CenterWell	2,202	1,002	1,200	119.8%
Total services revenue	3,055	1,815	1,240	68.3%
Investment income	187	1,154	(967)	(83.8)%
Total revenues	83,064	77,155	5,909	7.7%
Operating expenses:
Benefits	69,199	61,628	7,571	12.3%
Operating costs	10,121	10,052	69	0.7%
Depreciation and amortization	596	489	107	21.9%
Total operating expenses	79,916	72,169	7,747	10.7%
Income from operations	3,148	4,986	(1,838)	(36.9)%
Interest expense	326	283	43	15.2%
Other (income) expense, net	(532)	103	635	616.5%
Income before income taxes and equity in net earnings	3,354	4,600	(1,246)	(27.1)%
Provision for income taxes	485	1,307	(822)	(62.9)%
Equity in net earnings	65	74	(9)	(12.2)%
Net income	$2,934	$3,367	$(433)	(12.9)%
Diluted earnings per common share	$22.67	$25.31	$(2.64)	(10.4)%
Benefit ratio (a)	86.7%	83.1%		3.6%
Operating cost ratio (b)	12.2%	13.2%		(1.0)%
Effective tax rate	14.2%	28.0%		(13.8)%
(a)Represents total benefits expense as a percentage of premiums revenue.
(b)Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

    Consolidated premiums increased $5.6 billion, or 7.6%, from $74.2 billion in the 2020 period to $79.8 billion in the 2021 period primarily due to higher premium revenues from Medicare Advantage and state-based contracts membership growth, higher per member Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, net of Medicare Risk Adjustment (MRA) headwinds resulting from COVID-19 related utilization disruption in 2020, as well as the additional quarter impact of Medicare sequestration relief in 2021 that was not enacted until the second quarter of 2020. These increases were partially offset by declining stand-alone PDP, group commercial medical, and group Medicare Advantage membership, as well as the 2020 impact of the receipt of commercial risk corridor receivables previously written off.
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

Insurance Segment

			Change
	2021	2020	Members	%
Membership:
Individual Medicare Advantage	4,409,100	3,962,700	446,400	11.3%
Group Medicare Advantage	560,600	613,200	(52,600)	(8.6)%
Medicare stand-alone PDP	3,606,200	3,866,700	(260,500)	(6.7)%
Total Medicare	8,575,900	8,442,600	133,300	1.6%
Medicare Supplement	331,900	335,600	(3,700)	(1.1)%
Commercial fully-insured	674,600	777,400	(102,800)	(13.2)%
Total fully-insured	1,006,500	1,113,000	(106,500)	(9.6)%
Medicaid and other	940,100	772,400	167,700	21.7%
Military services	6,049,000	5,998,700	50,300	0.8%
ASO	495,500	504,900	(9,400)	(1.9)%
Total Medical Membership	17,067,000	16,831,600	235,400	1.4%
Total Specialty Membership	5,294,300	5,310,300	(16,000)	(0.3)%

			Change
	2021	2020	$	%
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$58,654	$51,697	$6,957	13.5%
Group Medicare Advantage	6,955	7,774	(819)	(10.5)%
Medicare stand-alone PDP	2,371	2,742	(371)	(13.5)%
Total Medicare	67,980	62,213	5,767	9.3%
Medicare Supplement	731	688	43	6.3%
Commercial fully-insured	4,271	4,761	(490)	(10.3)%
Total fully-insured	5,002	5,449	(447)	(8.2)%
Medicaid and other	5,109	4,223	886	21.0%
Specialty	1,731	1,699	32	1.9%
Total premiums revenue	79,822	73,584	6,238	8.5%
Services revenue	853	813	40	4.9%
Total premiums and services revenue	$80,675	$74,397	$6,278	8.4%
Income from operations	$2,412	$3,120	$(708)	(22.7)%
Benefit ratio	87.2%	84.1%		3.1%
Operating cost ratio	10.3%	12.3%		(2.0)%

Income from operations
Insurance segment income from operations decreased $0.7 billion, or 22.7%, from $3.1 billion in the 2020 period to $2.4 billion in the 2021 period primarily due to the same factors impacting the segment's higher benefit ratio offset by the same factors impacting the segment's lower operating cost ratio as more fully described below.

Enrollment
Individual Medicare Advantage membership increased 446,400 members, or 11.3%, from 3,962,700 members as of December 31, 2020 to 4,409,100 members as of December 31, 2021 primarily due to membership additions associated with the previous Annual Election Period, or AEP, and Open Election Period, or OEP, for Medicare beneficiaries. The membership growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, members. The OEP sales period, which ran from January 1 to March 31, 2021 added approximately 36,000 members compared to the 2020 OEP that added approximately 30,000 members. Individual Medicare Advantage membership includes 576,100 D-SNP members as of December 31, 2021, a net increase of 170,000 members, or 42%, from 406,100 members as of December 31, 2020.
Group Medicare Advantage membership decreased 52,600 members, or 8.6%, from 613,200 members as of December 31, 2020 to 560,600 members as of December 31, 2021 primarily due to the net loss of certain large accounts in January 2021, partially offset by continued growth in small group accounts.
Medicare stand-alone PDP membership decreased 260,500 members, or 6.7%, from 3,866,700 members as of December 31, 2020 to 3,606,200 members as of December 31, 2021 primarily due to anticipated declines as a result of the Walmart Value plan no longer being the low cost leader in 2021.
Medicaid and other membership increased 167,700 members, or 21.7%, from 772,400 members as of December 31, 2020 to 940,100 members as of December 31, 2021 primarily reflecting additional enrollment as a result of the suspension of state eligibility redetermination efforts due to the currently-enacted Public Health Emergency, as well as our acquisition of the remaining 50% ownership interest in Wisconsin health care company iCare.
Commercial fully-insured medical membership decreased 102,800 members, or 13.2%, from 777,400 members as of December 31, 2020 to 674,600 members as of December 31, 2021 reflecting lower small group quoting activity and sales attributable to depressed economic activity from the COVID-19 pandemic, partially offset by higher retention of existing customers, particularly in larger groups. The portion of commercial fully-insured medical membership in small group accounts was approximately 50% at December 31, 2021 and 54% at December 31, 2020.
ASO commercial medical membership decreased 9,400 members, or 1.9%, from 504,900 members as of December 31, 2020 to 495,500 members as of December 31, 2021. Small group membership comprised 43% of ASO commercial medical membership at December 31, 2021 and 45% at December 31, 2020. The membership change reflects intensified competition for small group accounts, partially offset by strong retention among large group accounts.
Military services membership increased 50,300 members, or 0.8%, from 5,998,700 members as of December 31, 2020 to 6,049,000 members as of December 31, 2021. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
Specialty membership decreased 16,000 members, or 0.3%, from 5,310,300 members as of December 31, 2020 to 5,294,300 members as of December 31, 2021 primarily due to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of commercial fully-insured medical membership described above. The decrease also reflects the impact of the economic downturn driven by the COVID-19 pandemic.
Premiums revenue
Insurance segment premiums increased $6.2 billion, or 8.5%, from $73.6 billion in the 2020 period to $79.8 billion in the 2021 period primarily due to higher premium revenues from Medicare Advantage and state-based contracts membership growth, higher per member Medicare Advantage premiums as a result of the improving CMS benchmark rate for 2021, net of Medicare Risk Adjustment (MRA) headwinds resulting from COVID-19 related utilization disruption in 2020, as well as the additional quarter impact of Medicare sequestration relief in 2021 that was not enacted until the second quarter of 2020. These increases were partially offset by declining Medicare stand-alone PDP, commercial fully insured, and group Medicare Advantage membership.
Services revenue
Insurance segment services revenue increased $40 million, or 4.9%, from $813 million in the 2020 period to $853 million in the 2021 period primarily due to higher TRICARE services revenue partially offset by lower ASO membership described previously.
Benefits expense
The Insurance segment benefit ratio increased 310 basis points from 84.1% in the 2020 period to 87.2% in the 2021 period. This increase reflects the termination in 2021 of the non-deductible health insurance industry fee which, along with a portion of the related tax benefit, was contemplated in the pricing and benefit design of our products, and COVID-19 impacts, including the impact of the deferral of non-essential care, net of meaningful COVID-19 treatment and testing costs, our pandemic relief efforts in 2020, as well as 2021 MRA headwinds resulting from this COVID-19 related utilization disruption in 2020. The year over year increase further reflects the 2021 impact associated with the competitive nature of the group Medicare Advantage business, particularly in large group accounts that were recently procured, as well as in the stand-alone PDP business. These factors were partially offset by higher favorable prior-period medical claims reserve development in 2021.
The Insurance segment benefits expense included $825 million of favorable prior-period medical claims reserve development in the 2021 period and $313 million of favorable prior-period medical claims reserve development in the 2021 period. Prior-period medical claims reserve development decreased the Insurance's segment benefit ratio by approximately 100 basis points in the 2021 period and decreased the Insurance's segment benefit ratio by approximately 40 basis points in the 2020 period.
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
Operating costs
The Insurance segment operating cost ratio decreased 200 basis points from 12.3% in the 2020 period to 10.3% in the 2022 period primarily due to the termination of the non-deductible health insurance industry fee in 2021, lower COVID-19 related administrative costs, as previously discussed, scale efficiencies associated with growth in our individual Medicare Advantage membership, as well as operating cost efficiencies driven by previously implemented productivity initiatives. These improvements were partially offset by continued strategic investments made in 2021 to position us for long-term success. The non-deductible health insurance industry fee impacted the operating cost ratio by 160 basis points in the 2020 period.

CenterWell Segment

			Change
	2021	2020	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$1,166	$107	$1,059	989.7%
Pharmacy	623	567	56	9.9%
Provider services	413	328	85	25.9%
Total services revenue	2,202	1,002	1,200	119.8%
Intersegment revenues:
Home solutions	352	279	73	26.2%
Pharmacy	9,024	7,928	1,096	13.8%
Provider services	2,476	2,268	208	9.2%
Total intersegment revenues	11,852	10,475	1,377	13.1%
Total services and intersegment revenues	14,054	11,477	2,577	22.5%
Income from operations	$938	$624	$314	50.3%
Operating cost ratio	92.3%	93.3%		(1.0)%
Income from operations
CenterWell segment income from operations increased $314 million, or 50.3%, from $624 million in the 2020 period to $938 million in the 2021 period primarily due to consolidation of Kindred at Home earnings, individual Medicare Advantage and state-based contracts membership growth leading to higher pharmacy revenues, higher revenues associated with growth in our provider business, as well as the factors that drove the segment declining operating cost ratio as more fully described below.
Services revenue
CenterWell segment services revenue increased $1.2 billion, or 119.8%, from $1.0 billion in the 2020 period to $2.2 billion in the 2021 period primarily due to consolidation of Kindred at Home earnings. The 2021 period further reflects higher revenue from growth in the number of primary care clinics serving third party payors, and additional pharmacy revenues associated with the acquisition of Enclara which was closed during the first quarter of 2020.
Intersegment revenues
CenterWell segment intersegment revenues increased $1.4 billion, or 13.1%, from $10.5 billion in the 2020 period to $11.9 billion in the 2021 period primarily due to individual Medicare Advantage and state-based contracts membership growth, as well as higher revenues associated with our provider business. These increases were partially offset by the loss of intersegment revenues associated with the decline in stand-alone PDP and group Medicare Advantage membership as previously discussed.

Operating costs
The CenterWell segment operating cost ratio decreased 100 basis points from 93.3% in the 2020 period to 92.3% in the 2021 period primarily due to consolidation of Kindred at Home operations which have a lower operating cost ratio than other businesses within the segment, the 2020 impact associated with COVID-19 administrative related costs, including expenses associated with additional safety measures taken for our pharmacy, provider, and home solutions teams who continued to provide services to members throughout the crisis, as well as operational improvements in our provider services business, largely related to Conviva, along with operating cost efficiencies driven by previously implemented productivity initiatives in 2021. The decrease further reflects the impact of additional investments in the segment's provider business during 2020 related to marketing and AEP initiatives. These decreases were partially offset by increased administrative costs in the pharmacy operations as a result of incremental spend to accelerate growth within the business, increased utilization levels in our provider business in 2021 compared to levels in 2020 amid the COVID-19 pandemic, as well as increased pharmacy labor-related overtime costs due to weather disruptions occurring in the first quarter of 2021.

Liquidity
Historically, our primary sources of cash have included receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities, and borrowings. Our primary uses of cash historically have included disbursements for claims payments, operating costs, interest on borrowings, taxes, purchases of investment securities, acquisitions, capital expenditures, repayments on borrowings, dividends, and share repurchases. Because premiums generally are collected in advance of claim payments by a period of up to several months, our business normally should produce positive cash flows during periods of increasing premiums and enrollment. Conversely, cash flows would be negatively impacted during periods of decreasing premiums and enrollment. From period to period, our cash flows may also be affected by the timing of working capital items including premiums receivable, benefits payable, and other receivables and payables. Our cash flows are impacted by the timing of payments to and receipts from CMS associated with Medicare Part D subsidies for which we do not assume risk. The use of cash flows may be limited by regulatory requirements of state departments of insurance (or comparable state regulators) which require, among other items, that our regulated subsidiaries maintain minimum levels of capital and seek approval before paying dividends from the subsidiaries to the parent. Our use of cash flows derived from our non-insurance subsidiaries, such as in our CenterWell segment, is generally not restricted by state departments of insurance (or comparable state regulators).
For additional information on our liquidity risk, please refer to Item 1A. – Risk Factors in this 2022 Form 10-K.
Cash and cash equivalents increased to $5.1 billion at December 31, 2022 from $3.4 billion at December 31, 2021. The change in cash and cash equivalents for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	2022	2021	2020
	(in millions)
Net cash provided by operating activities	$4,587	$2,262	$5,639
Net cash used in investing activities	(1,006)	(6,556)	(3,065)
Net cash (used in) provided by financing activities	(1,914)	3,015	(1,955)
Increase (decrease) in cash and cash equivalents	$1,667	$(1,279)	$619

Cash Flow from Operating Activities
Cash flows provided by operations of $4.6 billion in the 2022 period increased $2.3 billion from cash flows provided by operations of $2.3 billion in the 2021 period primarily due to higher earnings in 2022, exclusive of the gain on the sale of KAH Hospice recognized in the 2022 period and the gain on the KAH equity method investment recognized in the 2021 period, combined with positive working capital impacts in 2022, and the 2021 period impact associated with the pay down of claims inventory and capitation for provider surplus amounts earned in 2020 and additional provider support.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided on or prior to the balance sheet date. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
The detail of total net receivables was as follows at December 31, 2022, 2021 and 2020:

				Change
	2022	2021	2020	2022	2021
	(in millions)
Medicare	$1,260	$1,214	$928	$46	$286
Commercial and other	383	579	122	(196)	457
Military services	101	104	160	(3)	(56)
Allowance for doubtful accounts	(70)	(83)	(72)	13	(11)
Total net receivables	$1,674	$1,814	$1,138	(140)	676
Reconciliation to cash flow statement:
Change in receivables from disposition (acquisition) of business				194	(396)
Change in receivables per cash flow statement resulting in cash used by operations				$54	$280
The changes in Medicare receivables for both the 2022 period and the 2021 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. The decrease in Commercial and other receivables and the allowance for doubtful accounts for 2022 primarily relates to the KAH Hospice disposition. The increase in Commercial and other receivables in 2021 primarily relates to the Kindred at Home acquisition.

Cash Flow from Investing Activities
During 2022, we acquired various businesses totaling to approximately $337 million, net of cash received.
During 2021, we acquired Kindred at Home and other primary care businesses for cash consideration of approximately $4.2 billion, net of cash received.
During 2020, we acquired Enclara Healthcare, a hospice, pharmacy and benefit provider, for cash consideration of approximately $709 million, net of cash received.

During 2022, we completed the sale of a 60% interest in Humana’s Kindred at Home Hospice subsidiary, or KAH Hospice, to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from KAH Hospice to Humana of $1.9 billion. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $237 million which is reported as a gain on sale of KAH Hospice in the accompanying consolidated statement of income for the year ended December 31, 2022.

Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $1.1 billion, $1.3 billion and $964 million in the 2022, 2021 and 2020 periods, respectively.

Net purchases of investment securities were $2.3 billion, $1.1 billion, $1.4 billion in the 2022, 2021 and 2020 periods, respectively.
Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $2 billion in the 2022 period and claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $261 million and $938 million in the 2021 and 2020 periods, respectively. Our net payable from CMS for subsidies and brand name prescription drug discounts was $540 million at December 31, 2022 compared to a net receivable of $1.4 billion at December 31, 2021.
Under our administrative services only TRICARE contract, reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $25 million in the 2022 period and health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $45 million and $1 million in the 2021 and 2020 periods, respectively.
In December 2022, we repaid $600 million aggregate principal amount of our 3.150% senior notes due on their maturity date of December 1, 2022 and $400 million aggregate principal amount of our 2.900% senior notes due on their maturity date of December 15, 2022.
In November 2022, we issued $500 million of 5.750% unsecured senior notes due March 1, 2028 and $750 million of 5.875% unsecured senior notes due March 1, 2033. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.2 billion.
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
In December 2020, we repaid $400 million aggregate principal amount of our 2.500% senior notes due on their maturity date of December 15, 2020.
In March 2020, we issued $600 million of 4.500% senior notes due April 1, 2025 and $500 million of 4.875% senior notes due April 1, 2030. Our net proceeds, reduced for the underwriters' discounts and commissions and offering expenses paid, were $1,088 million.
In August 2022, we repaid the $2.0 billion October 2021 Term Loan Agreement without a prepayment penalty due.
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

We entered into a commercial paper program in October 2014. Net repayments from issuance of commercial paper were $376 million in 2022 and the maximum principal amount outstanding at any one time during 2022 was $1.5 billion. Net proceeds from the issuance of commercial paper were $352 million in 2021 and the maximum principal amount outstanding at any one time during 2021 was $1.2 billion. Net proceeds from issuance of commercial paper were $295 million in 2020 and the maximum principal amount outstanding at any one time during 2020 was $600 million.
We repurchased common shares for $2.10 billion, $79 million and $1.82 billion in 2022, 2021 and 2020, respectively, under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans.
We paid dividends to stockholders of $392 million in 2022, $354 million in 2021, and $323 million in 2020.
The remainder of the cash used in or provided by financing activities in 2022, 2021, and 2020 primarily resulted from debt issuance costs, proceeds from stock option exercises and the change in book overdraft.

Future Sources and Uses of Liquidity
Dividends
For a detailed discussion of dividends to stockholders, please refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Stock Repurchases
For a detailed discussion of stock repurchases, please refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Debt
For a detailed discussion of our debt, including our senior notes, term loans, credit agreement and commercial paper program, please refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2022 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company decreased to $0.9 billion at December 31, 2022 from $1.3 billion at December 31, 2021. This decrease primarily reflects common stock repurchases, repayment of the October 2021 Term Loan Agreement, repayment of maturing senior notes, capital expenditures, repayment of borrowings under the commercial paper program, capital contributions to certain subsidiaries, cash dividends to shareholders and acquisitions, partially offset by net proceeds from the senior notes, proceeds from the sale of investment securities, dividends from insurance subsidiaries, and cash from certain non-insurance subsidiaries within our CenterWell segment. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by regulators. Our regulated insurance subsidiaries paid dividends to our parent company of $1.3 billion in 2022, $1.6 billion in 2021, and $1.3 billion in 2020. Subsidiary capital requirements from significant premium growth has impacted the amount of regulated subsidiary dividends over the last two years. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. The amount of ordinary dividends that may be paid to our parent company in 2023 is approximately $1.8 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to our parent, please refer to Note 16 to the to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2022, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Guarantees and Indemnifications
For a detailed discussion of our guarantees and indemnifications, please refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Government Contracts
For a detailed discussion of our government contracts, including our Medicare, Military, and Medicaid and state-based contracts, please refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Benefits Expense Recognition
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. Our reserving practice is to consistently recognize the actuarial best point estimate within a level of confidence required by actuarial standards. For further discussion of our reserving methodology, including our use of completion and claims per member per month trend factors to estimate IBNR, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderately adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2022 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.90%	$588	3.50%	$479
0.80%	$522	3.25%	$445
0.70%	$457	3.00%	$411
0.60%	$392	2.75%	$376
0.50%	$326	2.50%	$342
0.40%	$261	2.25%	$308
0.30%	$196	2.00%	$274
0.20%	$131	1.75%	$239
0.10%	$65	1.50%	$205
0.05%	$33	1.25%	$171
0.03%	$16	1.00%	$137
(a)Reflects estimated potential changes in benefits payable at December 31, 2022 caused by changes in completion factors for incurred months prior to the most recent two months.
(b)Reflects estimated potential changes in benefits payable at December 31, 2022 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.
(c)The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 11 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2022	2021	2020
	(in millions)
Balances at January 1	$8,289	$8,143	$6,004
Less: Reinsurance recoverables	—	—	(68)
Balances at January 1, net	8,289	8,143	5,936
Acquisitions	—	42	—
Incurred related to:
Current year	76,105	70,024	61,941
Prior years	(415)	(825)	(313)
Total incurred	75,690	69,199	61,628
Paid related to:
Current year	(67,287)	(62,149)	(54,003)
Prior years	(7,428)	(6,946)	(5,418)
Total paid	(74,715)	(69,095)	(59,421)
Reinsurance recoverable	—	—	—
Balances at December 31	$9,264	$8,289	$8,143
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

	Favorable Development by Changes in Key Assumptions
	2022		2021		2020
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(387)	(0.6)%	$(361)	(3.3)%	$(167)	(1.9)%
Completion factors	(28)	—%	(464)	(0.9)%	(146)	(0.3)%
Total	$(415)		$(825)		$(313)
(a)The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $415 million in 2022, $825 million in 2021, and $313 million in 2020.
The favorable medical claims reserve development for 2022, 2021, and 2020 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the higher prior year favorable development for the year ended December 31, 2021 was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time impacting our claim payment patterns. The suspension during 2020 was intended to provide financial and administrative relief for providers facing unprecedented strain as a result of the COVID-19 pandemic. Our favorable development for each of the years presented above is discussed further in Note 11 to the audited Consolidated Financial Statements included in Item 8. – Financial Statements and Supplementary Data.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2022 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.
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

Medicare Risk-Adjustment Provisions
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to account for certain demographic characteristics and health status of our enrolled members. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data, collected from providers, to calculate the health status-related risk-adjusted premium payment to MA plans, which CMS further adjusts for coding pattern differences between the health plans and the government fee-for-service (FFS) program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our health status-adjusted payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model. For additional information, refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part I, Item 1A, "Risk Factors" of this Form 10-K.
Investment Securities
Investment securities totaled $14.3 billion, or 33% of total assets at December 31, 2022, and $14.0 billion, or 31% of total assets at December 31, 2021. The investment portfolio was primarily comprised of debt securities, detailed below, at December 31, 2022 and December 31, 2021. The fair value of investment securities were as follows at December 31, 2022 and 2021:

	12/31/2022	Percentage of Total	12/31/2021	Percentage of Total
	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,039	7.3%	$602	4.3%
Mortgage-backed securities	3,230	22.6%	3,229	23.1%
Tax-exempt municipal securities	728	5.1%	841	6.0%
Mortgage-backed securities:
Residential	401	2.8%	367	2.6%
Commercial	1,399	9.8%	1,410	10.1%
Asset-backed securities	1,731	12.2%	1,348	9.6%
Corporate debt securities	5,726	40.2%	5,700	40.8%
Total debt securities	14,254	100.0%	13,497	96.6%
Common stock	7	—%	475	3.4%
Total investment securities	$14,261	100.0%	$13,972	100.0%

Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2022. Most of the debt securities that were below investment-grade were rated BB-, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2022:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$512	$(5)	$397	$(50)	$909	$(55)
Mortgage-backed securities	1,231	(104)	1,683	(367)	2,914	(471)
Tax-exempt municipal securities	64	(2)	615	(36)	679	(38)
Mortgage-backed securities:
Residential	124	(16)	274	(60)	398	(76)
Commercial	243	(13)	1,157	(142)	1,400	(155)
Asset-backed securities	620	(32)	1,011	(46)	1,631	(78)
Corporate debt securities	1,625	(98)	3,825	(730)	5,450	(828)
Total debt securities	$4,419	$(270)	$8,962	$(1,431)	$13,381	$(1,701)

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

All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2022 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2022, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2022, 2021 or 2020.
Goodwill, Indefinite-lived and Long-lived Assets
At December 31, 2022, goodwill, indefinite-lived and other long-lived assets represented 33% of total assets and 92% of total stockholders’ equity, compared to 38% and 104%, respectively, at December 31, 2021. The decrease in goodwill, indefinite-lived and other long-lived assets is primarily attributable to our August 2022 sale of KAH Hospice.
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
We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in government reimbursement rates, the estimates underlying our goodwill impairment tests could be adversely affected. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions and provider reporting units, which accounted for $4.3 billion and $1.1 billion of goodwill, respectively. Impairment tests completed for 2022, 2021, and 2020 did not result in an impairment loss.
Indefinite-lived intangible assets relate to Certificate of Needs (CON) and Medicare licenses acquired in connection with our August 2021 KAH acquisition with a carrying value of $1.4 billion at December 31, 2022. Like goodwill, we are required to test at least annually for impairment and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. These tests are performed, at a minimum, annually in the fourth quarter. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. Impairment tests completed for 2022 did not result in a material impairment loss. These charges reflect the amount by which the carrying value exceeded its estimated fair value. Impairment tests completed for 2021 did not result in an impairment loss. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows.

Long-lived assets consist of property and equipment and other definite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation or amortization for these assets. Other than the $248 million of asset impairment charges as a result of our value creation initiatives as described in Footnote 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, there were no other impairment losses in the last three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. In the past we have, and in the future we may enter into interest rate swap agreements depending on market conditions and other factors. Under the revolving credit agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option. The revolving credit agreements provide for the transition from LIBOR and do not require amendment in connection with such transition. There were no borrowings outstanding under our credit agreements at December 31, 2022 or December 31, 2021.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2022. Our net unrealized position decreased $1.7 billion from a net unrealized gain position of $57 million at December 31, 2021 to a net unrealized loss position of $1.7 billion at December 31, 2022. At December 31, 2022, we had gross unrealized losses of $1.7 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during 2022 and 2021. While we believe that these impairments will be recovered and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit loss impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.2 years as of December 31, 2022 and 3.6 years as of December 31, 2021. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the December 31, 2022 fair value of our securities by approximately $603 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2022 and 2021. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, spread changes specific to various investment categories and the mix of short-term versus long-term debt. In the past ten years, changes in 10 year US treasury rates during the year have not exceeded 300 basis points, have changed between 200 and 300 basis points once, have changed between 100 and 200 basis points four times, and have changed by less than 100 basis points five times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2022
Investment income (a)	$(276)	$(184)	$(92)	$93	$186	$281
Interest expense (b)	56	37	19	(19)	(37)	(57)
Pretax	$(220)	$(147)	$(73)	$74	$149	$224
As of December 31, 2021
Investment income (a)	$(46)	$(29)	$(15)	$71	$142	$213
Interest expense (b)	7	7	7	(35)	(70)	(105)
Pretax	$(39)	$(22)	$(8)	$36	$72	$108
(a)As of December 31, 2022, none of our investments had interest rates below 1%. As of December 31, 2021, some of our investments had interest rates below 1% , so the assumed hypothetical change in pretax earnings does not reflect the full 1% point reduction.
(b)The interest rate under our senior notes, which represent 90% of total debt, is fixed, unaffected by changes in interest rates. We had $500 million and $2.5 billion of variable rate term loans at December 31, 2022 and December 31, 2021, respectively, used to fund the August 2021 KAH acquisition. There were no borrowings outstanding under the credit agreement at December 31, 2022 or December 31, 2021. There was $595 million and $955 million outstanding under our commercial paper program at December 31, 2022 and 2021, respectively. As of December 31, 2022, our interest rate under our commercial paper program was not less than 1%. As of December 31, 2021, our interest rate under our commercial paper program was less than 1% so the assumed hypothetical change in pretax earnings does not reflect the full 1% point reduction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,061	$3,394
Investment securities	13,881	13,192
Receivables, net of allowances of $70 in 2022 and $83 in 2021	1,674	1,814
Other current assets	5,567	6,493
Total current assets	26,183	24,893
Property and equipment, net	3,221	3,073
Long-term investment securities	380	780
Goodwill	9,142	11,092
Equity method investments	749	141
Other long-term assets	3,380	4,379
Total assets	$43,055	$44,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Benefits payable	$9,264	$8,289
Trade accounts payable and accrued expenses	5,238	4,509
Book overdraft	298	326
Unearned revenues	286	254
Short-term debt	2,092	1,953
Total current liabilities	17,178	15,331
Long-term debt	9,034	10,541
Other long-term liabilities	1,473	2,383
Total liabilities	27,685	28,255
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,666,598 shares issued at December 31, 2022 and 198,648,742 shares issued at December 31, 2021	33	33
Capital in excess of par value	3,246	3,082
Retained earnings	25,492	23,086
Accumulated other comprehensive (loss) income	(1,304)	42
Treasury stock, at cost, 73,691,955 shares at December 31, 2022 and 69,846,758 shares at December 31, 2021	(12,156)	(10,163)
Total stockholders' equity	15,311	16,080
Noncontrolling interests	59	23
Total equity	15,370	16,103
Total liabilities and equity	$43,055	$44,358
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2022	2021	2020
	(in millions, except per share results)
Revenues:
Premiums	$87,712	$79,822	$74,186
Services	4,776	3,055	1,815
Investment income	382	187	1,154
Total revenues	92,870	83,064	77,155
Operating expenses:
Benefits	75,690	69,199	61,628
Operating costs	12,671	10,121	10,052
Depreciation and amortization	709	596	489
Total operating expenses	89,070	79,916	72,169
Income from operations	3,800	3,148	4,986
Gain on sale of KAH Hospice	(237)	—	—
Interest expense	401	326	283
Other expense (income), net	68	(532)	103
Income before income taxes and equity in net (losses) earnings	3,568	3,354	4,600
Provision for income taxes	762	485	1,307
Equity in net (losses) earnings	(4)	65	74
Net income	$2,802	$2,934	$3,367
Net loss (income) attributable to noncontrolling interests	4	(1)	—
Net income attributable to Humana	$2,806	$2,933	$3,367
Basic earnings per common share	$22.20	$22.79	$25.47
Diluted earnings per common share	$22.08	$22.67	$25.31
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2022	2021	2020
	(in millions)
Net income attributable to Humana	$2,806	$2,933	$3,367
Other comprehensive income (loss):
Change in gross unrealized investment (losses) gains	(1,819)	(356)	393
Effect of income taxes	418	81	(89)
Total change in unrealized investment (losses) gains, net of tax	(1,401)	(275)	304
Reclassification adjustment for net realized losses (gains) included in investment income	72	(103)	(90)
Effect of income taxes	(17)	23	20
Total reclassification adjustment, net of tax	55	(80)	(70)
Other comprehensive (loss) income, net of tax	(1,346)	(355)	234
Comprehensive income attributable to equity method investments	—	6	1
Comprehensive income attributable to Humana	$1,460	$2,584	$3,602
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, January 1, 2020	198,630	33	2,820	17,483	156	(8,455)	12,037	—	12,037
Net income				3,367			3,367	—	3,367
Impact of adopting accounting standard				(2)			(2)	—	(2)
Other comprehensive income					235		235		235
Common stock repurchases	—		(263)			(1,557)	(1,820)		(1,820)
Dividends and dividend equivalents				(331)			(331)		(331)
Stock-based compensation			181				181		181
Restricted stock unit vesting	19	—	(59)			59	—		—
Stock option exercises	—	—	26			35	61		61
Balances, December 31, 2020	198,649	33	2,705	20,517	391	(9,918)	13,728	—	13,728
Net income				2,933			2,933	1	2,934
Acquisition							—	22	22
Other comprehensive loss					(349)		(349)		(349)
Common stock repurchases	—		262			(341)	(79)		(79)
Dividends and dividend equivalents			—	(364)			(364)		(364)
Stock-based compensation			180				180		180
Restricted stock unit vesting	—	—	(81)			81	—		—
Stock option exercises	—	—	16			15	31		31
Balances, December 31, 2021	198,649	33	3,082	23,086	42	(10,163)	16,080	23	16,103
Net income				2,806			2,806	(4)	2,802
Distribution to noncontrolling interest holders, net							—	(1)	(1)
Sale of KAH Hospice							—	(11)	(11)
Acquisition							—	52	52
Other comprehensive loss					(1,346)		(1,346)		(1,346)
Common stock repurchases	—		—			(2,096)	(2,096)		(2,096)
Dividends and dividend equivalents			—	(400)			(400)		(400)
Stock-based compensation			216				216		216
Restricted stock unit vesting	18	—	(78)			78	—		—
Stock option exercises	—	—	26			25	51		51
Balances, December 31, 2022	198,667	33	3,246	25,492	(1,304)	(12,156)	15,311	59	15,370
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities
Net income	$2,802	$2,934	$3,367
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of KAH Hospice	(237)	—	—
Loss (gain) on investment securities, net	205	130	(838)
Gain on Kindred at Home equity method investment	—	(1,129)	—
Equity in net losses (earnings)	4	(65)	(74)
Stock-based compensation	216	180	181
Depreciation	749	640	528
Amortization	96	73	88
Impairment of property and equipment	248	—	—
(Benefit) provision for deferred income taxes	(100)	15	195
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(54)	(280)	(85)
Other assets	(463)	(491)	(581)
Benefits payable	975	104	2,139
Other liabilities	44	176	599
Unearned revenues	32	(65)	71
Other, net	70	40	49
Net cash provided by operating activities	4,587	2,262	5,639
Cash flows from investing activities
Proceeds from sale of KAH Hospice, net	2,701	—	—
Acquisitions, net of cash and cash equivalents acquired	(337)	(4,187)	(709)
Purchases of property and equipment, net	(1,120)	(1,316)	(964)
Purchases of investment securities	(6,049)	(7,197)	(9,125)
Proceeds from maturities of investment securities	1,365	2,597	4,986
Proceeds from sales of investment securities	2,434	3,547	2,747
Net cash used in investing activities	(1,006)	(6,556)	(3,065)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	1,993	(306)	(939)
Proceeds from issuance of senior notes, net	1,982	2,984	1,088
Repayment of senior notes	(1,000)	—	(400)
(Repayments) proceeds from issuance of commercial paper, net	(376)	352	295
Proceeds from term loan	—	2,500	1,000
Repayment of term loan	(2,000)	(2,078)	(1,000)
Debt issue costs	(6)	(31)	—
Common stock repurchases	(2,096)	(79)	(1,820)
Dividends paid	(392)	(354)	(323)
Change in book overdraft	(28)	6	95
Other, net	9	21	49
Net cash (used in) provided by financing activities	(1,914)	3,015	(1,955)
Increase (decrease) in cash and cash equivalents	1,667	(1,279)	619
Cash and cash equivalents at beginning of period	3,394	4,673	4,054
Cash and cash equivalents at end of period	$5,061	$3,394	$4,673

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

	For the year ended December 31,
	2022	2021	2020
Supplemental cash flow disclosures:	(in millions)
Interest payments	$354	$285	$258
Income tax payments, net	$758	$227	$1,132
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$460	$9,804	$819
Less: Fair value of liabilities assumed	(70)	(3,235)	(110)
Less: Noncontrolling interests acquired	(53)	(22)	—
Less: Remeasured existing Kindred at Home equity method investment	—	(2,360)	—
Cash paid for acquired businesses, net of cash acquired	$337	$4,187	$709
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is a leading health and well-being company committed to helping our millions of medical and specialty members achieve their best health. Our successful history in care delivery and health plan administration is helping us create a new kind of integrated care with the power to improve health and well‐being and lower costs. Our efforts are leading to a better quality of life for people with Medicare, families, individuals, military service personnel, and communities at large. To accomplish that, we support physicians and other health care professionals as they work to deliver the right care in the right place for their patients, our members. Our range of clinical capabilities, resources and tools, such as in‐home care, behavioral health, pharmacy services, data analytics and wellness solutions, combine to produce a simplified experience that makes health care easier to navigate and more effective. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 82% of our total premiums and services revenue from contracts with the federal government in 2022, including 14% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.

Business Segment Realignment
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy dispensing services, provider services, and home services. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. Prior period segment financial information has been recast to conform to the 2022 presentation. For a recast of prior period segment financial information, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.
Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $473 million included within operating costs in the consolidated statement of income for the year ended December 31, 2022. These charges primarily relate to $248 million in asset impairments, including software and abandonment, and $116 million of severance charges in connection with workforce optimization. The remainder of the charges primarily relate to external consulting fees. These charges were recorded at the corporate level and not allocated to the segments.

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
The annual premium-based fee on health insurers was not deductible for tax purposes. We estimated a liability for the health insurance industry fee and recorded it in full once qualifying insurance coverage was provided in the applicable calendar year in which the fee was payable with a corresponding deferred cost that was amortized ratably to expense over the same calendar year. We recorded the liability for the health insurance industry fee in trade accounts payable and accrued expenses and recorded the deferred cost in other current assets in our consolidated financial statements. We paid the health insurance industry fee in September or October of each year. We paid the federal government $1.18 billion for the annual health insurance industry fee attributed to calendar year 2020.
On November 2, 2017, we filed suit against the United States of America in the United States Court of Federal Claims, on behalf of our health plans seeking recovery from the federal government of approximately $611 million in payments under the risk corridor premium stabilization program established under Health Care Reform, for years 2014, 2015 and 2016. On April 27, 2020, the U.S. Supreme Court ruled that the government is obligated to pay the losses under this risk corridor program and that Congress did not implicitly repeal the obligation under its appropriations riders. In September 2020, we received a $609 million payment from the U.S Government pursuant

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
to the judgement issued by the Court of Federal Claims on July 7, 2020. The $609 million payment received from the U.S Government and approximately $31 million in related fees and expenses are reflected in Premiums revenue and Operating costs, respectively, in our consolidated statements of income for the year ended December 31, 2020 and reported in the Corporate segment.
Cash and Cash Equivalents
Cash and cash equivalents include cash, time deposits, money market funds, commercial paper, other money market instruments, and certain U.S. Government securities with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the investments.
Investment Securities
Investment securities, which consist of debt and equity securities, are stated at fair value. Our debt securities have been categorized as available for sale. Debt securities available for current operations, as well as our equity securities, are classified as current assets, and debt securities available to fund our professional and other self-insurance liability requirements, as well as restricted statutory deposits, are classified as long-term assets. For the purpose of determining realized gross gains and losses for debt securities sold, that are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included in other comprehensive income or loss as a component of stockholders’ equity until realized from a sale or an expected credit loss is recognized. For the purpose of determining gross gains and losses for equity securities, changes in fair value at the reporting date are included as a component of investment income in the consolidated statements of income.
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
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the small group and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by Health and Human Services, or HHS, separately by state and legal entity. Medicare Advantage and Medicaid products are also subject to minimum benefit ratio requirements. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.
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
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 50% on brand name prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. We account for these subsidies

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and discounts as a deposit in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits, net in our consolidated statements of cash flows.

	2022	2021	2020
	(in millions)
Part D subsidy/discount payments	$(16,530)	$(14,889)	$(13,348)
Part D subsidy/discount reimbursements	18,498	14,628	12,410
Net reimbursements (payments)	$1,968	$(261)	$(938)
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
Services Revenue
Patient services revenue
Patient services include services related to pharmacy, provider services, and home solutions services, such as home health and other services and capabilities to promote wellness and advance population health.
For our pharmacy business, external pharmacy revenues include the cost of pharmaceuticals (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through our CenterWell Pharmacy (our mail- order pharmacy business), CenterWell Specialty Pharmacy, and retail pharmacies jointly located within CenterWell Senior Primary Care clinics. Pharmacy products are billed to customers based on the number of transactions occurring during the billing period. Services revenues related to product revenues from dispensing prescriptions are recorded when the prescription or product is shipped.
Our provider services business recognizes revenues for certain value-based arrangements. Under these value-based arrangements, we enter into agreements with health plans to stand ready to deliver, integrate, direct and control the administration and management of certain health care services for our patients. In exchange, we receive a premium that is typically paid on a per-member per-month basis. These value-based arrangements represent a single performance obligation where revenues are recognized in the period in which we are obligated to provide integrated health care services to our patients. Fee-for-service revenue is recognized at agreed upon rates, net of contractual allowances, as the performance obligation is completed on the date of service.

For our home solutions businesses, revenues include net patient services revenue recorded based upon established billing rates, net of contractual allowances, discounts, or other implicit price concessions, and are recognized as performance obligations are satisfied, which is in the period services are rendered.
For the year ended December 31, 2022, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations is not material.

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
Our TRICARE members are served by both in-network and out-of-network providers in accordance with our contracts. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (withdrawals) from contract deposits,net in our consolidated statements of cash flows.

	2022	2021	2020
	(in millions)
Health care cost payments	$(7,110)	$(6,943)	$(6,253)
Health care cost reimbursements	7,135	6,898	6,252
Net reimbursements (payments)	$25	$(45)	$(1)
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
At December 31, 2022 and 2021, accounts receivable related to services were $291 million and $475 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet at December 31, 2022 and 2021.

Other Current Assets
Other current assets include amounts associated with Medicare Part D as discussed above and in Note 7, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $2.0 billion at December 31, 2022 and 2021.

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
Long-Lived Assets
Property and equipment is recorded at cost. Gains and losses on sales or disposals of property and equipment are included in operating costs in our consolidated income statements. Certain costs related to the development or purchase of internal-use software are capitalized. Depreciation is computed using the straight-line method over estimated useful lives ranging from 3 to 10 years for equipment, 3 to 5 years for computer software, and 10 to 20 years for buildings. Improvements to leased facilities are depreciated over the shorter of the remaining lease term or the anticipated life of the improvement.
We periodically review long-lived assets, including property and equipment and other definite-lived intangible assets, for impairment whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Losses are recognized for a long-lived asset to be held and used in our operations when the undiscounted future cash flows expected to result from the use of the asset are less than its carrying value. We recognize an impairment loss based on the excess of the carrying value over the fair value of the asset. A long-lived asset held for sale is reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense is not recognized on assets held for sale. Losses are recognized for a long-lived asset to be abandoned when the asset ceases to be used. In addition, we periodically review the estimated lives of all long-lived assets for reasonableness.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. The fair value of our reporting units with significant goodwill exceeded carrying amounts. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions and provider reporting units, which accounted for $4.3 billion and $1.1 billion of goodwill, respectively. Impairment tests completed for 2022, 2021, and 2020 did not result in an impairment loss.
Intangible assets with indefinite lives relate to Certificate of Needs (CON) and Medicare licenses acquired as part of our acquisition of Kindred at Home, or KAH, and are included within other long-term assets in the consolidated balance sheet at December 31, 2022 and December 31, 2021. See Note 3 for further information. We are required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. Impairment tests completed for 2022 did not result in a material impairment loss. These charges reflect the amount by which the carrying value exceeded its estimated fair value. Impairment tests completed for 2021 did not result in an impairment loss. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows.

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
Noncontrolling Interests
The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned affiliates that we control. Accordingly, we record noncontrolling interests in the earnings and equity of such entities. We record adjustments to noncontrolling interests for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balances. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of our businesses within our Insurance and CenterWell segments, are reported below net income under the heading “Net

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
income attributable to noncontrolling interests” in the consolidated statements of income and presented as a component of equity in the consolidated balance sheets.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Effective in Future Periods
In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 have extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The new guidance relates to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in, assumptions. The new guidance, limited to our Medicare supplement product which represent less than 1% of consolidated premiums and services revenue, is effective for us beginning with annual and interim periods in 2023 and is to be applied to contracts in force on the basis of their existing carrying value amounts at the beginning of the earliest period presented. The adoption of the new standard in 2023 did not have a material impact on our consolidated results of operations, financial position and cash flows.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. ACQUISITIONS AND DIVESTITURES
On August 11, 2022, we completed the sale of a 60% interest in Humana’s Kindred at Home Hospice subsidiary, or KAH Hospice, to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from KAH Hospice to Humana of $1.9 billion. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $237 million which is reported as a gain on sale of KAH Hospice in the accompanying consolidated statement of income for the year ended December 31, 2022.

In June 2022, we classified KAH Hospice as held-for-sale and aggregated KAH Hospice’s assets and liabilities separately on the balance sheet. The assets, liabilities and noncontrolling interest disposed of on August 11, 2022 were as follows:

(in millions)
Cash and cash equivalents	$73
Receivables, net of allowances	194
Other current assets	20
Property and equipment, net	44
Goodwill	2,331
Other assets	960
Total assets	$3,622
Trade accounts payable and accrued expenses	$245
Other long-term liabilities	285
Total liabilities	$530
Noncontrolling interest	$11

Other assets included $866 million identifiable intangibles consisting of Medicare licenses and CON.

Prior to the sale of a 60% interest in KAH Hospice on August 11, 2022, as discussed above, KAH Hospice revenues and pretax earnings through the date of sale for the year ended December 31, 2022, were $958 million and $150 million, respectively. KAH Hospice revenues and pretax earnings for the year ended December 31, 2021, were $582 million and $113 million, respectively.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On August 17, 2021, we acquired the remaining 60% interest in Kindred at Home, or KAH, the nation’s largest home health and hospice provider, from TPG Capital, or TPG, and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds, for an enterprise value of $8.2 billion, which included our equity value of $2.4 billion associated with our 40% minority ownership interest. The remeasurement to fair value of our previously held 40% equity method investment with a carrying value of approximately $1.3 billion, resulted in a $1.1 billion gain recognized in "Other (income) expense, net". We paid the approximate $5.8 billion transaction price (net of our existing equity stake) through a combination of debt financing, the assumption of existing KAH indebtedness and parent company cash. The final fair values of KAH’s assets acquired and liabilities assumed at the date of the acquisition are summarized as follows:

(in millions)
Cash and cash equivalents	$278
Receivables	381
Other current assets	61
Property and equipment	74
Goodwill	5,771
Other intangible assets	2,312
Other long-term assets	172
Total assets acquired	$9,049
Current liabilities	$410
Long term debt	2,078
Other long-term liabilities	369
Total liabilities assumed	$2,857
Noncontrolling interests	22
Net assets acquired	$6,170

During 2022, 2021, and 2020 we acquired other health and wellness related businesses which other than the impacts to goodwill, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2022, 2021 and 2020 were not material to our results of operations. For asset acquisitions the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. EQUITY METHOD INVESTMENT
Prior to our acquisition of KAH in August 2021, we accounted for our 40% investment in KAH using the equity method of accounting. Our share of income or loss was reported as equity in net (losses) earnings in our consolidated statements of income.
We completed the sale of a 60% interest in KAH Hospice on August 11, 2022 and account for our 40% minority ownership in hospice operations using the equity method of accounting. This investment was reflected in equity method investments in our December 31, 2022 consolidated balance sheet, with our share of income or loss reported as equity in net (losses) earnings in our consolidated statements of income.
The summarized balance sheet at December 31, 2022 and statement of income for the period beginning August 11, 2022 through December 31, 2022 of KAH Hospice were as follows:

Balance sheet	December 31, 2022
(in millions)
Current assets	$297
Non-current assets	3,577
Current liabilities	269
Non-current liabilities	2,219
Shareholders' equity	1,386

Statements of income
August 11, 2022 through December 31, 2022
(in millions)
Revenues	$654
Expenses	652
Net income	2
Other insignificant equity method investments
In 2020, our Primary Care Organization entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. In May 2022, we established a second strategic partnership with WCAS to develop additional centers between 2023 and 2025. As of December 31, 2022, there were 50 primary care clinics operating under the partnership and we intend to open approximately 100 additional primary clinics in future periods under the existing arrangements. In addition, the agreements include a series of put and call options through which WCAS may require us to purchase their interest in the entity, and through which we may acquire WCAS’s interest, over the next 3 to 10 years.
We have several individually immaterial equity method investments, including our strategic partnership with WCAS as described above, included within equity method investments in our consolidated balance sheets as of December 31, 2022 and 2021 with our share of income or loss reported as equity in net (losses) earnings in our consolidated statements of income for the years ended December 31, 2022, 2021 and 2020.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2022 and 2021, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,093	$1	$(55)	$1,039
Mortgage-backed securities	3,697	4	(471)	3,230
Tax-exempt municipal securities	765	—	(37)	728
Mortgage-backed securities:
Residential	477	—	(76)	401
Commercial	1,554	—	(155)	1,399
Asset-backed securities	1,809	1	(79)	1,731
Corporate debt securities	6,551	3	(828)	5,726
Total debt securities	$15,946	$9	$(1,701)	14,254
Common stock				7
Total investment securities				$14,261

December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$611	$1	$(10)	$602
Mortgage-backed securities	3,265	33	(69)	3,229
Tax-exempt municipal securities	810	33	(2)	841
Mortgage-backed securities:
Residential	373	—	(6)	367
Commercial	1,394	27	(11)	1,410
Asset-backed securities	1,346	6	(4)	1,348
Corporate debt securities	5,641	118	(59)	5,700
Total debt securities	$13,440	$218	$(161)	13,497
Common stock				475
Total investment securities				$13,972

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In August 2022, we purchased certain corporate debt securities of KAH Hospice subsequent to the sale. The book value and fair value are $280 million and $278 million, respectively, at December 31, 2022.
Gross unrealized losses and fair values aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position were as follows at December 31, 2022 and 2021, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$512	$(5)	$397	$(50)	$909	$(55)
Mortgage-backed securities	1,231	(104)	1,683	(367)	2,914	(471)
Tax-exempt municipal securities	64	(2)	615	(36)	679	(38)
Mortgage-backed securities:
Residential	124	(16)	274	(60)	398	(76)
Commercial	243	(13)	1,157	(142)	1,400	(155)
Asset-backed securities	620	(32)	1,011	(46)	1,631	(78)
Corporate debt securities	1,625	(98)	3,825	(730)	5,450	(828)
Total debt securities	$4,419	$(270)	$8,962	$(1,431)	$13,381	$(1,701)

December 31, 2021
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$201	$(3)	$355	$(7)	$556	$(10)
Mortgage-backed securities	2,082	(49)	556	(20)	2,638	(69)
Tax-exempt municipal securities	68	(1)	34	(1)	102	(2)
Mortgage-backed securities:
Residential	358	(6)	8	—	366	(6)
Commercial	295	(4)	400	(7)	695	(11)
Asset-backed securities	530	(3)	425	(1)	955	(4)
Corporate debt securities	1,456	(28)	769	(31)	2,225	(59)
Total debt securities	$4,990	$(94)	$2,547	$(67)	$7,537	$(161)
Approximately 96% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2022. Most of the debt securities that were below investment-grade were rated BB-, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized loss from all debt securities was generated from approximately 1,625 positions out of a total of approximately 1,710 positions at December 31, 2022. All issuers of debt securities we own that were trading at an

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
unrealized loss at December 31, 2022 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2022, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2022, 2021 or 2020.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(in millions)
Gross gains on investment securities	$62	$219	$110
Gross losses on investment securities	(144)	(8)	(18)
Gross gains on equity securities	51	23	746
Gross losses on equity securities	(174)	(364)	—
Net recognized (losses) gains on investment securities	$(205)	$(130)	$838
The gains and losses related to equity securities for the years ended December 31, 2022, 2021 and 2020 was as follows:

	2022	2021	2020
	(in millions)
Net (losses) gains recognized on equity securities during the period	$(123)	$(341)	$746
Less: Net losses recognized on equity securities sold during the period	(105)	(13)	—
Unrealized (losses) gains recognized on equity securities still held at the end of the period	$(18)	$(328)	$746
All purchases of and proceeds from investment securities for the year ended December 31, 2020 relate to debt securities.
The contractual maturities of debt securities available for sale at December 31, 2022, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$529	$525
Due after one year through five years	3,399	3,210
Due after five years through ten years	3,231	2,764
Due after ten years	1,250	994
Mortgage and asset-backed securities	7,537	6,761
Total debt securities	$15,946	$14,254

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2022 and 2021, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2022
Cash equivalents	$4,832	$4,832	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,039	—	1,039	—
Mortgage-backed securities	3,230	—	3,230	—
Tax-exempt municipal securities	728	—	728	—
Mortgage-backed securities:
Residential	401	—	401	—
Commercial	1,399	—	1,399	—
Asset-backed securities	1,731	—	1,731	—
Corporate debt securities	5,726	—	5,625	101
Total debt securities	14,254	—	14,153	101
Common stock	7	7	—	—
Total invested assets	$19,093	$4,839	$14,153	$101

December 31, 2021
Cash equivalents	$3,322	$3,322	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	602	—	602	—
Mortgage-backed securities	3,229	—	3,229	—
Tax-exempt municipal securities	841	—	841	—
Mortgage-backed securities:
Residential	367	—	367	—
Commercial	1,410	—	1,410	—
Asset-backed securities	1,348	—	1,348	—
Corporate debt securities	5,700	—	5,632	68
Total debt securities	13,497	—	13,429	68
Common stock	475	475	—	—
Total invested assets	$17,294	$3,797	$13,429	$68

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our Level 3 assets had fair values of $101 million, or 0.5% of total invested assets, and $68 million, or 0.4% of total invested assets, at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the year ended December 31, 2022	For the year ended December 31, 2021
	Private Placements
	(in millions)
Beginning balance at January 1	$68	$—
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	(14)	(1)
Purchases	47	69
Sales	—	—
Settlements	—	—
Balance at December 31	$101	$68
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $10.0 billion at December 31, 2022 and $9.0 billion at December 31, 2021. The fair value of our senior note debt was $9.4 billion at December 31, 2022 and $10.0 billion at December 31, 2021. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. The term loan and commercial paper borrowings were $1.1 billion at December 31, 2022 and $3.5 billion at December 31, 2021.

Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
Effective April 27, 2021, with the signing of the definitive agreement to acquire the remaining 60% interest of KAH, the respective put and call options were terminated. As such, the $63 million put and $440 million call fair values as of the first quarter of 2021 were reduced to zero, resulting in $377 million in other expense (income),net in our consolidated statements of income for the year ended December 31, 2021.
The put and call options fair values associated with our Primary Care Organization strategic partnership with WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $267 million and $10 million, respectively, at December 31, 2022. The put and call options fair values, derived from the Monte Carlo simulation, were $202 million and $13 million, respectively, at December 31, 2021.
The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value, annualized volatility and credit spread. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term revenue, to measure underlying cash flows, weighted average cost of capital and long term growth rate. The table below presents the assumptions used for December 31, 2022 and 2021, respectively:

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022	December 31, 2021
Annualized volatility	16.7% - 20.8%	22.4%
Credit spread	1.3% - 1.5%	0.9%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	11.5% - 12.5%	12.5%
Long term growth rate	3.0%	3.0%
The assumptions used for annualized volatility, credit spread and weighted average cost of capital reflect the lowest and highest values where they differ significantly across the series of put and call options due to their expected exercise dates.
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
As disclosed in Note 3, we completed the sale of a 60% interest in KAH Hospice on August 11, 2022. The carrying value of the assets and liabilities of KAH Hospice disposed approximates fair value. The amount of goodwill included in the carrying value is based on the relative fair value of KAH Hospice as compared to the total fair value of our home solutions reporting unit included within the CenterWell segment.

Other than the assets acquired and liabilities assumed in the KAH and other acquisitions in Note 3, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2022, 2021, or 2020.

7. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2022 and 2021. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

	2022		2021
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$240	$696	$363	$1,894
Trade accounts payable and accrued expenses	(166)	(1,236)	(68)	(466)
Net current asset (liability)	74	(540)	295	1,428
Other long-term assets	19	—	5	—
Other long-term liabilities	(78)	—	(194)	—
Net long-term liability	(59)	—	(189)	—
Total net asset (liability)	$15	$(540)	$106	$1,428

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2022 and 2021.

	2022	2021
	(in millions)
Land	$17	$17
Buildings and leasehold improvements	1,143	1,126
Equipment	1,246	1,148
Computer software	3,951	3,656
	6,357	5,947
Accumulated depreciation	(3,136)	(2,874)
Property and equipment, net	$3,221	$3,073
Depreciation expense was $749 million in 2022, $640 million in 2021, and $528 million in 2020, including amortization expense for capitalized internally developed and purchased software of $525 million in 2022, $443 million in 2021, and $351 million in 2020.

9. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill for our reportable segments has been retrospectively adjusted to conform to the 2022 business segment realignment as discussed in Note 1. There was no impairment. Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2022 and 2021 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2021	$1,892	$2,555	$4,447
Acquisitions	398	6,247	6,645
Balance at December 31, 2021	2,290	8,802	11,092
Acquisitions	182	199	381
Dispositions	—	(2,331)	(2,331)
Balance at December 31, 2022	$2,472	$6,670	$9,142

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2022 and 2021:

	Weighted Average Life	2022			2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,132	$—	$1,132	$1,771	$—	$1,771
Medicare licenses	Indefinite	286	—	286	522	—	522
Customer contracts/relationships	9.3 years	929	673	256	883	620	263
Trade names and technology	6.7 years	142	107	35	160	97	63
Provider contracts	11.6 years	73	63	10	72	57	15
Noncompetes and other	8.4 years	86	40	46	35	30	5
Total other intangible assets	9.1 years	$2,648	$883	$1,765	$3,443	$804	$2,639
Amortization expense for other intangible assets was approximately $81 million in 2022, $65 million in 2021, and $88 million in 2020.
The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
2023	$63
2024	55
2025	53
2026	41
2027	31

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
Right-of-use assets included within other long-term assets in our consolidated balance sheets were $515 million and $678 million at December 31, 2022 and December 31, 2021, respectively. Operating lease liabilities included within trade accounts payable and accrued expenses in our consolidated balance sheets were $152 million and $185 million at December 31, 2022 and December 31, 2021, respectively. Additionally, operating lease liabilities included within other long-term liabilities in our consolidated balance sheets were $456 million and $546 million at

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2022 and December 31, 2021, respectively. The classification of our operating lease liabilities is based on the remaining lease term.
For the years ended December 31, 2022, 2021 and 2020, total fixed operating lease costs, excluding short-term lease costs, were $183 million, $159 million and $141 million, respectively, and are included within operating costs in our consolidated statements of income. Short-term lease costs were not material for the years ended December 31, 2022, 2021 and 2020. In addition, for the years ended December 31, 2022, 2021 and 2020, total variable operating lease costs were $101 million, $94 million and $92 million, respectively, and are included within operating costs in our consolidated statements of income.
We sublease facilities or partial facilities to third party tenants for space not used in our operations. For the years ended December 31, 2022, 2021 and 2020, sublease rental income was $52 million, $43 million and $36 million, respectively, and is included within operating costs in our consolidated statements of income.
The weighted average remaining lease term is 5.4 years with a weighted average discount rate of 3.2% at December 31, 2022 and December 31, 2021. For the years ended December 31, 2022, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $191 million, $165 million and $146 million, respectively.

Maturity of Lease Liabilities	December 31, 2022
For the years ended December 31,	(in millions)
2023	$171
2024	141
2025	114
2026	72
2027	49
After 2027	116
Total lease payments	663
Less: Interest	55
Present value of lease liabilities	$608

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Balances at January 1	$8,289	$8,143	$6,004
Less: Reinsurance recoverables	—	—	(68)
Balances at January 1, net	8,289	8,143	5,936
Acquisitions	—	42	—
Incurred related to:
Current year	76,105	70,024	61,941
Prior years	(415)	(825)	(313)
Total incurred	75,690	69,199	61,628
Paid related to:
Current year	(67,287)	(62,149)	(54,003)
Prior years	(7,428)	(6,946)	(5,418)
Total paid	(74,715)	(69,095)	(59,421)
Balances at December 31	$9,264	$8,289	$8,143
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At December 31, 2022, benefits payable included IBNR of approximately $5.7 billion, primarily associated with claims incurred in 2022. The cumulative number of reported claims as of December 31, 2022 was approximately 173.5 million for claims incurred in 2022, 173.3 million for claims incurred in 2021, and 149.8 million for claims incurred in 2020.
    Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $415 million in 2022, $825 million in 2021, and $313 million in 2020.
The medical claims reserve development for 2022, 2021, and 2020 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. In addition, the higher prior year favorable development for the year ended December 31, 2021 was primarily attributable to the reversal of actions taken in 2020, including the suspension of certain financial recovery programs for a period of time impacting our claim payment patterns. The suspension during 2020 was intended to provide financial and administrative relief for providers facing unprecedented strain as a result of the COVID-19 pandemic.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2021 and 2020 is presented as supplementary information.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
    Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.
    The following tables provide information about incurred and paid claims development as of December 31, 2022, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2020 Unaudited	2021 Unaudited	2022
	(in millions)
2020	$61,941	$61,258	$61,224
2021		70,066	69,698
2022			76,105
Total			$207,027

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2020 Unaudited	2021 Unaudited	2022
	(in millions)
2020	$54,003	$60,886	$61,224
2021		62,149	69,252
2022			67,287
Total			197,763
All outstanding benefit liabilities before 2020, net of reinsurance			N/A
Benefits payable, net of reinsurance			$9,264
For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in millions)
Current provision:
Federal	$755	$466	$1,019
States and Puerto Rico	107	4	93
Total current provision	862	470	1,112
Deferred (benefit) expense	(100)	15	195
Provision for income taxes	$762	$485	$1,307
The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2022, 2021 and 2020 due to the following:

	2022	2021	2020
	(in millions)
Income tax provision at federal statutory rate	$750	$718	$982
States, net of federal benefit, and Puerto Rico	49	18	63
Tax exempt investment income	(3)	(3)	(5)
Nondeductible executive compensation	30	33	19
Non-taxable KAH gain	—	(264)	—
Tax effect from sale of KAH Hospice	(72)	—	—
Health insurance industry fee	—	—	268
Other, net	8	(17)	(20)
Provision for income taxes	$762	$485	$1,307
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principal components of our net deferred tax balances at December 31, 2022 and 2021 were as follows:

	Assets (Liabilities)
	2022	2021
	(in millions)
Net operating loss carryforward	$105	$291
Compensation and other accrued expense	158	186
Benefits payable	103	67
Deferred acquisition costs	43	33
Jobs tax credits	22	33
Other	16	25
Unearned revenues	7	8
Investment securities	454	—
Total deferred income tax assets	908	643
Valuation allowance	(57)	(65)
Total deferred income tax assets, net of valuation allowance	851	578
Depreciable property and intangible assets	(740)	(1,072)
Prepaid expenses	(132)	(102)
Investment securities	—	(98)
Other	(6)	(4)
Total deferred income tax liabilities	(878)	(1,276)
Total net deferred income tax liabilities	$(27)	$(698)
All deferred tax liabilities and assets are classified as noncurrent in our consolidated balance sheets as other long-term liabilities at December 31, 2022 and 2021.
At December 31, 2022, we had approximately $68 million of federal net operating losses and approximately $1.6 billion of state and Puerto Rico net operating losses to carry forward. A portion of these loss carryforwards, if not used to offset future taxable income, will expire from 2031 through 2038. The balance of the net operating loss carryforwards has no expiration date. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $57 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to recover these deferred tax assets.
We file income tax returns in the United States and Puerto Rico. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2020 and prior years. Our 2021 tax return is in the post-filing review period under the Compliance Assurance Process, or CAP. Our 2022 tax return is under advance review by the IRS under CAP. With a few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations for years before 2019. We are not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations. We do not have material uncertain tax positions reflected in our consolidated balance sheets.
On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for the tax years beginning on or after January 1, 2023. There was no material impact on our consolidated financial statements at December 31, 2022.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. DEBT
The carrying value of debt outstanding was as follows at December 31, 2022 and 2021:

	2022	2021
	(in millions)
Short-term debt:
Commercial paper	$595	$955
Senior notes:
$1,500 million, 0.65% due August 3, 2023	1,497	—
$600 million, 3.15% due December 1, 2022	—	599
$400 million, 2.90% due December 15, 2022	—	399
Total senior notes	1,497	998
Total short-term debt	$2,092	$1,953

Long-term debt:
Senior notes:
$1,500 million, 0.65% due August 3, 2023	—	1,492
$600 million, 3.85% due October 1, 2024	599	598
$600 million, 4.50% due April 1, 2025	597	596
$750 million 1.35% due February 3, 2027	745	742
$600 million, 3.95% due March 15, 2027	597	596
$500 million, 5.75% due March 1, 2028	494	—
$750 million, 3.70% due March 23, 2029	743	—
$500 million, 3.13% due August 15, 2029	496	496
$500 million, 4.88% due April 1, 2030	495	495
$750 million, 2.15% due February 3, 2032	743	741
$750 million, 5.88% due March 1, 2033	739	—
$250 million, 8.15% due June 15, 2038	261	261
$400 million, 4.63% due December 1, 2042	396	396
$750 million, 4.95% due October 1, 2044	740	740
$400 million, 4.80% due March 15, 2047	396	395
$500 million, 3.95% due August 15, 2049	493	493
Term loans:
Term loan, due October 29, 2023	—	2,000
Delayed draw term loan, due May 28, 2024	500	500
Total long-term debt	$9,034	$10,541

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of the short-term and long-term debt for the years ending December 31, are as follows:

For the years ending December 31,	(in millions)
2023	$2,095
2024	1,100
2025	600
2026	—
2027	1,350
Thereafter	6,050

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
In December 2022, we repaid $600 million aggregate principal amount of our 3.150% senior notes due on their maturity date of December 1, 2022 and $400 million aggregate principal amount of our 2.900% senior notes due on their maturity date of December 15, 2022.
In November 2022, we issued $500 million of 5.750% unsecured senior notes due March 1, 2028 and $750 million of 5.875% unsecured senior notes due March 1, 2033. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.2 billion. We used the net proceeds for general corporate purposes, which included the repayment of existing indebtedness.

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

In August 2021, we borrowed $500 million under the delayed draw term loan agreement, which was used, in combination with other debt financing, to fund the approximate $5.8 billion transaction price of Kindred at Home. The term loan credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 42.0% as measured in accordance with the term loan credit agreement as of December 31, 2022.

We have other customary relationships, including financial advisory and banking, with some parties to the term loan agreement.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 2021 Term Loan Agreement

On October 29, 2021, we entered into a $2.0 billion term loan credit agreement, which we refer to as the October 2021 Term Loan Agreement, with certain lending banks and other financial institutions. Proceeds of the October 2021 Term Loan Agreement were applied to finance the repayment in full of the outstanding KAH debt of $1.9 billion.

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

In June 2022, we entered into a 364-day $1.5 billion unsecured revolving credit agreement (replacing the 364-day $1.5 billion unsecured revolving credit agreement entered in June 2021, which expired in accordance with its terms). Under the 364-day revolving credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at Term SOFR or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based Term SOFR, at our option.

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
The terms of the revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 42.0% as measured in accordance with the revolving credit agreements as of December 31, 2022. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $750 million in the aggregate, to a maximum of $4.75 billion, across the 5-year and 364-day revolving credit agreements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2022, we had no borrowings and approximately $45 million of letters of credit outstanding under the revolving credit agreements, including those of KAH. Accordingly, as of December 31, 2022, we had $2.4 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.

We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. On February 10, 2022, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $4 billion compared to the prior amount not to exceed $2 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2022 was $1,450 million, with $595 million outstanding at December 31, 2022 compared to $955 million outstanding at December 31, 2021. The outstanding commercial paper at December 31, 2022 had a weighted average annual interest rate of 4.92%.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. As of December 31, 2022 and December 31, 2021, we had no outstanding short-term FHLB borrowings

14. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $286 million in 2022, $259 million in 2021, and $236 million in 2020. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $512.19 on December 31, 2022, approximately 11% of the retirement and savings plan’s assets were invested in our common stock, or approximately 1.4 million shares, representing approximately 1.1% of the shares outstanding as of December 31, 2022. At December 31, 2022, approximately 5.8 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock or treasury stock.
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$207	$171	$171
Stock options	9	9	10
Total stock-based compensation expense	216	180	181
Tax benefit recognized	(28)	(15)	(29)
Stock-based compensation expense, net of tax	$188	$165	$152
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $31 million in 2022, $28 million in 2021, and $32 million in 2020. There was no capitalized stock-based compensation expense during these years.
At December 31, 2022, there were 11.0 million shares reserved for stock award plans under the Humana Inc. 2011 Stock Incentive Plan, or 2011 Plan, and 15.3 million shares reserved for stock award plans under the Humana Inc. 2019 Stock Incentive Plan, or 2019 Plan. These reserved shares included giving effect to, under the 2011 Plan, 3.3 million shares of common stock available for future grants assuming all stock options were granted or 1.4 million shares available for future grants assuming all restricted stock were granted. These reserved shares included giving effect to, under the 2019 Plan, 11.2 million shares of common stock available for future grants assuming all stock options were granted or 3.4 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with return on invested capital and strategic membership growth. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $430.06 in 2022, $381.34 in 2021, and $354.66 in 2020. Activity for our restricted stock was as follows for the year ended December 31, 2022:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2021	873	$380.55
Granted	492	430.06
Vested	(449)	342.42
Forfeited	(103)	292.28
Nonvested restricted stock at December 31, 2022	813	$429.22
Approximately 36% of the nonvested restricted stock at December 31, 2022 included performance-based conditions.
The fair value of shares vested was $244 million during 2022, $236 million during 2021, and $191 million during 2020. Total compensation expense not yet recognized related to nonvested restricted stock was $202 million at December 31, 2022. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.
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
The weighted-average fair value of each option granted during 2022, 2021, and 2020 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2022	2021	2020
Weighted-average fair value at grant date	$113.35	$92.21	$69.73
Expected option life (years)	3.6 years	3.7 years	4.0 years
Expected volatility	36.1%	33.8%	24.9%
Risk-free interest rate at grant date	1.8%	0.4%	1.2%
Dividend yield	0.7%	0.7%	0.7%
We calculate the expected term for our employee stock options based on historical employee exercise behavior and base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term substantially equal to the option’s expected term.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The volatility used to value employee stock options is based on historical volatility. We calculate historical volatility using a simple-average calculation methodology based on daily price intervals as measured over the expected term of the option.
Activity for our option plans was as follows for the year ended December 31, 2022:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2021	310	$339.08
Granted	65	425.32
Exercised	(163)	319.27
Forfeited	(8)	370.26
Options outstanding at December 31, 2022	204	$381.37
Options exercisable at December 31, 2022	48	$345.90
As of December 31, 2022, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $26 million, and a weighted-average remaining contractual term of 4.9 years. As of December 31, 2022, exercisable stock options had an aggregate intrinsic value of $8 million, and a weighted-average remaining contractual term of 4.1 years. The total intrinsic value of stock options exercised during 2022 was $32 million, compared with $18 million during 2021 and $51 million during 2020. Cash received from stock option exercises totaled $51 million in 2022, $30 million in 2021, and $61 million in 2020.
Total compensation expense not yet recognized related to nonvested options was $7 million at December 31, 2022. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years.

15. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$2,806	$2,933	$3,367
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	126,419	128,688	132,199
Dilutive effect of:
Employee stock options	50	64	92
Restricted stock	625	644	721
Shares used to compute diluted earnings per common share	127,094	129,396	133,012
Basic earnings per common share	$22.20	$22.79	$25.47
Diluted earnings per common share	$22.08	$22.67	$25.31
Number of antidilutive stock options and restricted stock awards excluded from computation	205	216	238

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2020, 2021, and 2022, under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2020	$2.43	$322
2021	$2.73	$351
2022	$3.06	$390

In October 2022, the Board declared a cash dividend of $0.79 per share payable on January 27, 2023 to stockholders of record on December 30, 2022 for an aggregate amount of $98 million. In February 2023, the Board declared a cash dividend of $0.8850 per share payable on April 28, 2023 to stockholders of record on March 31, 2023. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
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
On February 18, 2021, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 18, 2024.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On November 2, 2022, we entered into separate accelerated stock repurchase agreements, the November 2022 ASR Agreements, with Goldman Sachs & Co. LLC, or Goldman Sachs, and Mizuho Markets Americas LLC, or Mizuho, to repurchase $1 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on February 18, 2021. In accordance with the November 2022 ASR Agreements, we made a payment of $1 billion ($500 million to Goldman Sachs on November 3, 2022 and $500 million to Mizuho on November 4, 2022) and received an initial delivery of 1.5 million shares of our common stock (0.760 million shares each from Goldman Sachs and Mizuho). We recorded the payments to Goldman Sachs and Mizuho as a reduction to stockholders’ equity, consisting of an $850 million increase in treasury stock, which reflects the value of the initial 1.5 million shares received upon initial settlement, and a $150 million decrease in capital in excess of par value, which reflects the value of stock held back by Goldman Sachs and Mizuho pending final settlement of the November 2022 ASR Agreements. Upon final settlement of the November 2022 ASR Agreements with Goldman Sachs and Mizuho on December 15, 2022 and December 16, 2022, respectively, we received an additional 0.177 million shares and 0.177 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $534.16 and $533.87, respectively, bringing the total shares received under the November 2022 ASR Agreements to 1.8 million. In addition, upon settlement we reclassified the $150 million value of stock initially held back by Goldman Sachs and Mizuho from capital in excess of par value to treasury stock.

On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026.

Excluding shares acquired in connection with employee stock plans, share repurchases were as follows during the years ended December 31, 2022, 2021 and 2020:

		2022		2021		2020
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
February 2021	3,000	4.30	$2,000	—	$—	—	$—
July 2019	3,000	—	—	—	—	3.80	1,750
Total repurchases		4.30	$2,000	—	$—	3.80	$1,750

In connection with employee stock plans, we acquired 0.2 million common shares for $96 million in 2022, 0.2 million common shares for $79 million in 2021, and 0.2 million common shares for $70 million in 2020.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $11.3 billion and $9.6 billion as of December 31, 2022 and 2021, respectively, which exceeded aggregate minimum regulatory requirements of $8.4 billion and $7.6 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2023 is approximately $1.8 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.3 billion in 2022, $1.6 billion in 2021, and $1.3 billion in 2020.

17. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $687 million in 2023, $451 million in 2024, $288 million in 2025, $236 million in 2026, and $153 million in 2027. Purchase obligations exclude agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2022, we were not involved in any SPE transactions.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Government Contracts
Our Medicare products, which accounted for approximately 81% of our total premiums and services revenue for the year ended December 31, 2022, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2023, and all of our product offerings filed with CMS for 2023 have been approved.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to account for certain demographic characteristics and health status of our enrolled members. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data, collected from providers, to calculate the health status-related risk-adjusted premium payment to MA plans, which CMS further adjusts for coding pattern differences between the health plans and the government fee-for-service (FFS) program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our health status-adjusted payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model.

CMS and the Office of the Inspector General of Health and Human Services, or HHS-OIG, perform audits of various companies’ risk adjustment diagnosis data submissions. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical record documentation and coding practices that influence the calculation of health status-related premium payments to MA plans.

In 2012, CMS released an MA contract-level RADV methodology that would extrapolate the results of each CMS RADV audit sample to the audited MA contract’s entire health status-related risk adjusted premium amount for the year under audit. In doing so, CMS recognized “that the documentation standard used in RADV audits to determine a contract’s payment error (medical records) is different from the documentation standard used to develop the Part C risk-adjustment model (FFS claims).” To correct for this difference, CMS stated that it would apply a “Fee-for-Service Adjuster (FFS Adjuster)” as “an offset to the preliminary recovery amount.” This adjuster would be “calculated by CMS based on a RADV-like review of records submitted to support FFS claims data.” CMS stated that this methodology would apply to audits beginning with PY 2011. Humana relied on CMS’s 2012 guidance in submitting MA bids to CMS. Humana also launched a “Self-Audits” program in 2013 that applied CMS’s 2012 RADV audit methodology and included an estimated FFS Adjuster. Humana completed Self-Audits for PYs 2011-2016 and reported results to CMS.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In October 2018, however, CMS issued a proposed rule announcing possible changes to the RADV audit methodology, including elimination of the FFS Adjuster. CMS proposed applying its revised methodology, including extrapolated recoveries without application of a FFS Adjuster, to RADV audits dating back to PY 2011. On January 30, 2023, CMS published a final rule related to the RADV audit methodology (Final RADV Rule). The Final RADV Rule confirmed CMS’s decision to eliminate the FFS Adjuster. The Final RADV Rule states CMS’s intention to extrapolate results from CMS and HHS-OIG RADV audits beginning with PY 2018, rather than PY 2011 as proposed. However, CMS’s Final RADV Rule does not adopt a specific sampling, extrapolation or audit methodology. CMS instead stated its general plan to rely on “any statistically valid method . . . that is determined to be well-suited to a particular audit.”

Humana is considering its legal options with respect to CMS’s changed position on the FFS Adjuster and seeking clarity regarding our compliance obligations in light of the Final RADV Rule. We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence. Further, Humana’s actuarially certified bids through PY 2023 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. We expect CMS to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without a FFS Adjuster, to CMS and HHS-OIG RADV audits conducted for PY 2018 and subsequent years. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, could have a material adverse effect on our results of operations, financial position, or cash flows.

In addition, as part of our internal compliance efforts, we routinely perform ordinary course reviews of our internal business processes related to, among other things, our risk coding and data submissions in connection with the risk adjustment model. These reviews may also result in the identification of errors and the submission of corrections to CMS that may, either individually or in the aggregate, be material. As such, the result of these reviews may have a material adverse effect on our results of operations, financial position, or cash flows.

As we explore our legal options and compliance obligations, we remain committed to working alongside CMS to promote the integrity of the MA program as well as affordability and cost certainty for our members. It is critical that MA plans are paid accurately and that payment model principles, including the application of a FFS Adjuster, are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.
Our state-based Medicaid business accounted for approximately 6% of our total premiums and services revenue for the year ended December 31, 2022 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
Our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2022, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately six million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the DoD and is currently scheduled to expire on December 31, 2023, unless further extended.
In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the TRICARE East Region by the Defense Health Agency of the DoD. The contract is expected to go into effect in 2024. Until then the T2017 contract remains in place. Under the terms of the award, our service area covers approximately 4.6 million beneficiaries in a region consisting of 24 states and Washington, D.C. The length of the contract is one base year with eight annual option periods, which, if all options are exercised, would result in a total contract length of nine years.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.
Legal Proceedings and Certain Regulatory Matters
As previously disclosed, the Civil Division of the United States Department of Justice provided us with an information request in December 2014, concerning our Medicare Part C risk adjustment practices. The request relates to our oversight and submission of risk adjustment data generated by providers in our Medicare Advantage network, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by us, including medical record reviews conducted as part of our data and payment accuracy compliance efforts, the use of health and well-being assessments, and our fraud detection efforts. We believe that this request for information is in connection with a wider review of Medicare Risk Adjustment generally that includes a number of Medicare Advantage plans, providers and vendors. We cooperated with the Department of Justice, and we have not heard from the Department of Justice on this matter since 2020.

As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., in United States District Court, Central District of California, Western Division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On January 29, 2018, the suit was transferred to the United States District Court, Western District of Kentucky, Louisville Division. We have substantially completed discovery with the relator who has pursued the matter on behalf of the United States following its unsealing. On March 31, 2022, the Court denied the parties' Motions for Summary Judgement. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and continue to vigorously defend against these allegations.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

18. SEGMENT INFORMATION
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy dispensing services, provider services, and home services. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. Prior period segment financial information has been recast to conform to the 2022 presentation.
Our two reportable segments, Insurance and CenterWell, are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. These segment groupings are consistent with information used by our Chief Executive Officer, the Chief Operating Decision Maker, to assess performance and allocate resources.
The Insurance segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts, as well as our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. This segment also includes products consisting of employer group commercial fully-insured medical and specialty health

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO. In addition, our Insurance segment includes our military services business, primarily our T-2017 East Region contract, as well as the operations of our PBM business.
The CenterWell segment includes our pharmacy, provider services, and home solutions operations. The segment also includes our strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers, as well as our minority ownership interest in hospice operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
Our CenterWell intersegment revenues primarily relate to the operations of CenterWell Pharmacy (our mail- order pharmacy business), CenterWell Specialty Pharmacy, and retail pharmacies jointly located within CenterWell Senior Primary Care clinics.
In addition, our CenterWell intersegment revenues includes revenues earned by certain owned providers (CenterWell Senior Primary Care) derived from certain value-based arrangements with our health plans. Under these value-based arrangements, our owned providers enter into agreements with our health plans to stand ready to deliver, integrate, direct and control the administration and management of certain health care services for our members. In exchange, the owned provider receives a premium that is typically paid on a per-member per-month basis. These value-based arrangements represent a single performance obligation where revenues are recognized in the period in which we are obligated to provide integrated health care services to our members. Fee-for-service revenue is recognized at agreed upon rates, net of contractual allowances, as the performance obligation is completed on the date of service.

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $19.7 billion in 2022, $18.1 billion in 2021, and $16.5 billion in 2020. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $122 million in 2022, $108 million in 2021, and $127 million in 2020.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy, provider, and home services, to our Insurance segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 82% for 2022, 83% for 2021 and 83% for 2020.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2022
External revenues
Premiums:
Individual Medicare Advantage	$65,591	$—	$—	$65,591
Group Medicare Advantage	7,297	—	—	7,297
Medicare stand-alone PDP	2,269	—	—	2,269
Total Medicare	75,157	—	—	75,157
Fully-insured	4,476	—	—	4,476
Specialty	1,703	—	—	1,703
Medicaid and other	6,376	—	—	6,376
Total premiums	87,712	—	—	87,712
Services revenue:
Home solutions	—	2,333	—	2,333
Provider	—	568	—	568
ASO and other	850	—	—	850
Pharmacy	—	1,025	—	1,025
Total services revenue	850	3,926	—	4,776
Total external revenues	88,562	3,926	—	92,488
Intersegment revenues
Services	56	3,532	(3,588)	—
Products	—	9,841	(9,841)	—
Intersegment revenues	56	13,373	(13,429)	—
Investment income	223	8	151	382
Total revenues	88,841	17,307	(13,278)	92,870
Operating expenses:
Benefits	75,934	—	(244)	75,690
Operating costs	9,251	15,835	(12,415)	12,671
Depreciation and amortization	634	181	(106)	709
Total operating expenses	85,819	16,016	(12,765)	89,070
Income (loss) from operations	3,022	1,291	(513)	3,800
Gain on sale of KAH Hospice	—	(237)	—	(237)
Interest expense	—	—	401	401
Other income, net	—	—	68	68
Income before income taxes and equity in net earnings (losses)	3,022	1,528	(982)	3,568
Equity in net earnings (losses)	18	(22)	—	(4)
Segment earnings	$3,040	$1,506	$(982)	$3,564
Net (income) loss attributable to noncontrolling interests	5	(1)	—	4
Segment earnings (loss) attributable to Humana	$3,045	$1,505	$(982)	$3,568

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2021
External revenues
Premiums:
Individual Medicare Advantage	$58,654	$—	$—	$58,654
Group Medicare Advantage	6,955	—	—	6,955
Medicare stand-alone PDP	2,371	—	—	2,371
Total Medicare	67,980	—	—	67,980
Fully-insured	5,002	—	—	5,002
Specialty	1,731	—	—	1,731
Medicaid and other	5,109	—	—	5,109
Total premiums	79,822	—	—	79,822
Services revenue:
Home solutions	—	1,166	—	1,166
Provider	—	413	—	413
ASO and other	853	—	—	853
Pharmacy	—	623	—	623
Total services revenue	853	2,202	—	3,055
Total external revenues	80,675	2,202	—	82,877
Intersegment revenues
Services	41	2,828	(2,869)	—
Products	—	9,024	(9,024)	—
Intersegment revenues	41	11,852	(11,893)	—
Investment income (loss)	214	4	(31)	187
Total revenues	80,930	14,058	(11,924)	83,064
Operating expenses:
Benefits	69,639	—	(440)	69,199
Operating costs	8,340	12,968	(11,187)	10,121
Depreciation and amortization	539	152	(95)	596
Total operating expenses	78,518	13,120	(11,722)	79,916
Income (loss) from operations	2,412	938	(202)	3,148
Interest expense	—	—	326	326
Other income, net	—	—	(532)	(532)
Income before income taxes and equity in net earnings	2,412	938	4	3,354
Equity in net earnings	—	65	—	65
Segment earnings	$2,412	$1,003	$4	$3,419
Net (income) loss attributable to noncontrolling interests	—	(1)	—	(1)
Segment earnings attributable to Humana	$2,412	$1,002	$4	$3,418

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2020
External revenues
Premiums:
Individual Medicare Advantage	$51,697	$—	$—	$51,697
Group Medicare Advantage	7,774	—	—	7,774
Medicare stand-alone PDP	2,742	—	—	2,742
Total Medicare	62,213	—	—	62,213
Fully-insured	5,449	—	602	6,051
Specialty	1,699	—	—	1,699
Medicaid and other	4,223	—	—	4,223
Total premiums	73,584	—	602	74,186
Services revenue:
Home solutions	—	107	—	107
Provider	—	328	—	328
ASO and other	813	—	—	813
Pharmacy	—	567	—	567
Total services revenue	813	1,002	—	1,815
Total external revenues	74,397	1,002	602	76,001
Intersegment revenues
Services	29	2,547	(2,576)	—
Products	—	7,928	(7,928)	—
Intersegment revenues	29	10,475	(10,504)	—
Investment income	171	13	970	1,154
Total revenues	74,597	11,490	(8,932)	77,155
Operating expenses:
Benefits	61,909	—	(281)	61,628
Operating costs	9,129	10,706	(9,783)	10,052
Depreciation and amortization	439	160	(110)	489
Total operating expenses	71,477	10,866	(10,174)	72,169
Income from operations	3,120	624	1,242	4,986
Interest expense	—	—	283	283
Other expense, net	—	—	103	103
Income before income taxes and equity in net earnings	3,120	624	856	4,600
Equity in net earnings	—	74	—	74
Segment earnings	$3,120	$698	$856	$4,674

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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Reinsurance recoverables, included in other current and long-term assets, were $181 million at December 31, 2022 and $188 million at December 31, 2021. The amount of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately $181 million at December 31, 2022 and approximately $188 million at December 31, 2021. Premiums ceded were $5 million in 2022, $6 million in 2021 and $29 million in 2020. Benefits ceded were $2 million in 2022, $2 million in 2021, and $7 million in 2020.
We evaluate the financial condition of our reinsurers on a regular basis. Protective Life Insurance Company with $165 million in reinsurance recoverables is well-known and well-established with a AM Best rating of A+ at December 31, 2022. The remaining reinsurance recoverables of $16 million are divided between 10 other reinsurers, with $1 million subject to funds withheld accounts or other financial guarantees supporting the repayment of these amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flow for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Incurred but not yet Reported Benefits Payable

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s incurred but not yet reported benefits payable (IBNR) was $5.7 billion as of December 31, 2022. Management develops its estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a greater probability of being adequate versus being insufficient, or such that the liabilities established for IBNR are sufficient to cover obligations under an assumption of moderately adverse conditions. As described by management, for the periods prior to the most recent two months, a completion factor method uses historical paid claims patterns to estimate the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. Changes in claim inventory levels and known changes in claim payment processes are taken into account in these estimates. For the most recent two months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from historical experience in the preceding months, adjusted for known changes in estimates of hospital admissions, recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix and workday seasonality.

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

Goodwill Impairment Assessments – Provider and Home Solutions Reporting Units

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $9.1 billion as of December 31, 2022, and the goodwill associated with the Provider and Home Solutions Reporting Units was $1.1 billion and $4.3 billion, respectively. Management conducts an impairment test in the fourth quarter of each year and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Management relies on an evaluation of future discounted cash flows analysis to determine fair value and uses discount rates that correspond to a market-based weighted-average cost of capital, and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in management’s cash flow projections, including revenue growth rates, medical and operating cost trends, and projected operating income, are supported with management’s long-range business plan and annual planning process.

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

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 16, 2023

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
Based on our evaluation as of December 31, 2022, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on pages 127-129.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2023 appearing under the caption “Proposal One: Election of Directors” in such Definitive Proxy Statement.
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
Additional information about these items can be found in, and is incorporated by reference to, our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2023.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2023 appearing under the caption “Corporate Governance – Audit Committee” of such Definitive Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2023 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2023.

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

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2022 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	203,472	$381.366	$14,541,660	(2)(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	203,472	$381.366	$14,541,660
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
(4)Of the number listed above, 4,798,324 (1,445,966 from the 2011 Plan and 3,352,358 from the Amended and Restated Plan) can be issued as restricted stock at December 31, 2022 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan and 3.35 stock options in the Amended and Restated Plan).
The information under the captions “Stock Ownership Information - Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Stock Ownership Information - Security Ownership of Directors and Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2023, is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2023 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Director Independence” of such Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 20, 2023 appearing under the caption “Audit Committee Report” of such Definitive Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The financial statements, Report of Independent Registered Public Accounting Firm (PCAOB ID 238), financial statement schedule and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedule is included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020
All other schedules have been omitted because they are not applicable.
(3)Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	Humana Inc. Amended and Restated By-laws, effective as of December 8, 2022 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 8, 2022).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-05975).

(b)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(c)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006, Req. No. 333-132878).

(d)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 13 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(e)	Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(f)	Eighth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(g)	Ninth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(h)	Tenth Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(i)	Eleventh Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(j)	Fourteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(k)	Fifteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(l)
Sixteenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(m)	Seventeenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(n)	Eighteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(o)	Nineteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(p)	Twentieth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(q)	Twenty-First Supplemental Indenture, dated March 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 23, 2022).

(r)	Twenty-Second Supplemental Indenture, dated November 22, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on November 22, 2022).

(s)	Twenty-Third Supplemental Indenture, dated November 22, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on November 22, 2022).

(t)	Description of Securities (incorporated herein by reference to Exhibit 4(o) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10(a)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10(b) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(b)*	Humana Inc. Executive Incentive Compensation Plan, as amended and restated January 1, 2020 (incorporated herein by reference to Exhibit 10(b) to Humana Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

(c)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05975).

(d)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(e)*	Humana Inc. Executive Severance Policy, effective as of March 1, 2019 (incorporated herein by reference to Exhibit 10(f) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(f)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(g)*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 18, 2011).

(h)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-05975).

(i)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(j)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(k)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013).

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

(m)	364-Day $1.5 Billion Revolving Credit Agreement, dated as of June 3, 2022, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent and as CAF Loan Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Goldman Sachs Bank USA, Citibank, N.A., PNC Capital Markets LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on June 3, 2022).

(n)	$500 Million Delayed Draw Term Loan Credit Agreement, dated as of May 28, 2021, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. and Goldman Sachs Bank USA as Syndication Agents, Citibank, N.A., PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and Goldman Sachs Bank USA, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10 to Humana Inc.’s Current Report on Form 8-K filed on June 4, 2021).

(o)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(p)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(q)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(r)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(s)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(t)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(u)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-05975).

(v)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(w)*	Amended and Restated Employment Agreement, dated as of February 27, 2014, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on February 28, 2014).

(x)*	Amendment to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated July 2, 2015 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on July 9, 2015).

(y)*	Amendment No. 2, dated as of August 16, 2018, to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated as of February 27, 2014 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.s Current Report on Form 8-K, filed on August 20, 2018).

(z)*	Humana Inc. Change in Control Policy, effective March 1, 2019 (incorporated herein by reference to Exhibit 10(aa) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(aa)	Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 7, 2014).

(bb)	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(cc)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(dd)*	Form of Company's Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(gg) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(ee)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(hh) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(ff)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(ii) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(gg)*	Humana Inc. Compensation Recoupment Policy, effective February 21, 2019 (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(hh)*	Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 18, 2019).

(ii)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(jj)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

(mm)*
Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(pp) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

(nn)*
Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (without retirement provisions) (incorporated herein by reference to Exhibit 10(qq) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

(oo)*
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
101    The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2022, 2021, and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104     Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*Exhibits 10(a) through and including 10(k), and Exhibits 10(v) through and including 10(z), as well as Exhibits 10(bb) through and including Exhibit 10(oo) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$614	$906
Investment securities	320	428
Receivable from operating subsidiaries	1,807	1,316
Other current assets	577	545
Total current assets	3,318	3,195
Property and equipment, net	2,393	2,223
Investment in subsidiaries	27,905	26,885
Other long-term assets	282	666
Total assets	$33,898	$32,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$5,421	$2,056
Short-term debt	2,092	1,953
Current portion of notes payable to operating subsidiaries	36	36
Book overdraft	73	68
Other current liabilities	1,425	1,460
Total current liabilities	9,047	5,573
Long-term debt	9,034	10,541
Other long-term liabilities	506	775
Total liabilities	18,587	16,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,666,598 shares issued at December 31, 2022 and 198,648,742 shares issued at December 31, 2021	33	33
Capital in excess of par value	3,246	3,082
Retained earnings	25,492	23,086
Accumulated other comprehensive (loss) income	(1,304)	42
Treasury stock, at cost, 73,691,955 shares at December 31, 2022 and 69,846,758 shares at December 31, 2021	(12,156)	(10,163)
Total stockholders' equity	15,311	16,080
Total liabilities and stockholders' equity	$33,898	$32,969
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$1,554	$1,633	$2,216
Investment and other (loss) income, net	(88)	(266)	763
Total revenues	1,466	1,367	2,979
Expenses:
Operating costs	1,700	1,404	2,204
Depreciation	581	488	397
Interest	400	313	283
Total expenses	2,681	2,205	2,884
Other (income) expense, net	—	(672)	60
(Loss) income before income taxes and equity in net earnings of subsidiaries	(1,215)	(166)	35
(Benefit) provision for income taxes	(266)	(259)	18
(Loss) income before equity in net earnings of subsidiaries	(949)	93	17
Equity in net earnings of subsidiaries	3,751	2,761	3,269
Equity in net earnings of equity method investments	—	79	81
Net income	$2,802	$2,933	$3,367
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2022	2021	2020
	(in millions)
Net income attributable to Humana	$2,806	$2,933	$3,367
Other comprehensive income (loss):
Change in gross unrealized investment (losses) gains	(1,819)	(356)	393
Effect of income taxes	418	81	(89)
Total change in unrealized investment (losses) gains, net of tax	(1,401)	(275)	304
Reclassification adjustment for net realized losses (gains) included in investment income	72	(103)	(90)
Effect of income taxes	(17)	23	20
Total reclassification adjustment, net of tax	55	(80)	(70)
Other comprehensive (loss) income, net of tax	(1,346)	(355)	234
Comprehensive income attributable to equity method investments	—	6	1
Comprehensive income attributable to Humana	$1,460	$2,584	$3,602
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021	2020
	(in millions)
Net cash provided by operating activities	$4,868	$2,853	$2,531
Cash flows from investing activities:
Acquisitions, net of cash acquired	(337)	(4,187)	(709)
Capital contributions to operating subsidiaries	(484)	(2,580)	(538)
Purchases of property and equipment, net	(931)	(958)	(785)
Purchases of investment securities	(63)	(200)	(460)
Proceeds from sale of investment securities	468	71	13
Maturities of investment securities	30	122	411
Net cash used in investing activities	(1,317)	(7,732)	(2,068)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	1,976	2,953	1,088
Repayments of senior notes	(1,000)	—	(400)
(Repayments) proceeds from issuance of commercial paper, net	(376)	352	295
Proceeds from issuance of term loan	—	2,500	1,000
Repayment of term loan	(2,000)	—	(1,000)
Change in book overdraft	5	(52)	80
Common stock repurchases	(2,096)	(79)	(1,820)
Dividends paid	(392)	(354)	(323)
Proceeds from stock option exercises and other	40	29	47
Net cash (used in) provided by financing activities	(3,843)	5,349	(1,033)
(Decrease) increase in cash and cash equivalents	(292)	470	(570)
Cash and cash equivalents at beginning of year	906	436	1,006
Cash and cash equivalents at end of year	$614	$906	$436
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

2. TRANSACTIONS WITH SUBSIDIARIES
Services Fee
Through intercompany service agreements approved, if required, by state regulatory authorities, Humana Inc., our parent company, charges a services fee for reimbursement of certain centralized services provided to its subsidiaries including information systems, disbursement, investment and cash administration, marketing, legal, finance, and medical and executive management oversight.
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.3 billion in 2022, $1.6 billion in 2021, and $1.3 billion in 2020.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $11.3 billion and $9.6 billion as of December 31, 2022 and 2021, respectively, which exceeded aggregate minimum regulatory requirements of $8.4 billion and $7.6 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2023 is approximately $1.8 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.3 billion in 2022, $1.6 billion in 2021, and $1.3 billion in 2020.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).

4. ACQUISITIONS
Refer to Note 3 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for a description of certain acquisitions. During 2022, 2021 and 2020, we funded certain non-regulated subsidiary acquisitions with contributions from Humana Inc., our parent company, included in capital contributions in the condensed statement of cash flows.

5. INCOME TAXES
Refer to Note 12 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for a description of income taxes.

6. DEBT
Refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for a description of debt.

7. STOCKHOLDERS' EQUITY
Refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for a description of stockholders’ equity, including stock repurchases and stockholder dividends.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HUMANA INC.

By:	/s/ SUSAN M. DIAMOND
Susan M. Diamond
Chief Financial Officer (Principal Financial Officer)

Date:	February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SUSAN M. DIAMOND	Chief Financial Officer (Principal Financial Officer)	February 16, 2023
Susan M. Diamond

/s/ JOHN-PAUL W. FELTER	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 16, 2023
John-Paul W. Felter

/s/ BRUCE D. BROUSSARD	President and Chief Executive Officer, Director (Principal Executive Officer)	February 16, 2023
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 16, 2023
Kurt J. Hilzinger

/s/ RAQUEL C. BONO, M.D.	Director	February 16, 2023
Raquel C. Bono, M.D.

/s/ FRANK A. D’AMELIO	Director	February 16, 2023
Frank A. D’Amelio

/s/ DAVID T. FEINBERG, M.D.	Director	February 16, 2023
David T. Feinberg, M.D.

/s/ WAYNE A. I. FREDERICK, M.D.	Director	February 16, 2023
Wayne A. I. Frederick, M.D.

/s/ JOHN W. GARRATT	Director	February 16, 2023
John W. Garratt

/s/ DAVID A. JONES, JR.	Director	February 16, 2023
David A. Jones, Jr.

/s/ KAREN W. KATZ	Director	February 16, 2023
Karen W. Katz

/s/ MARCY S. KLEVORN	Director	February 16, 2023
Marcy S. Klevorn

/s/ WILLIAM J. MCDONALD	Director	February 16, 2023
William J. McDonald

/s/ JORGE S. MESQUITA	Director	February 16, 2023
Jorge S. Mesquita

/s/ JAMES J. O’BRIEN	Director	February 16, 2023
James J. O’Brien

/s/ BRAD D. SMITH	Director	February 16, 2023
Brad D. Smith