Form 10-Q
period 2023-03-31
HUMANA INC
filed 2023-04-26
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2023
$0.16 2/3 par value	124,944,994 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2023

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,735	$5,061
Investment securities	14,932	13,881
Receivables, net of allowances of $69 in 2023 and $70 in 2022	3,107	1,674
Other current assets	5,758	5,567
Total current assets	37,532	26,183
Property and equipment, net	3,234	3,221
Long-term investment securities	371	380
Equity method investments	739	749
Goodwill	9,320	9,142
Other long-term assets	3,580	3,380
Total assets	$54,776	$43,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$10,018	$9,264
Trade accounts payable and accrued expenses	7,431	5,238
Book overdraft	406	298
Unearned revenues	7,220	286
Short-term debt	1,867	2,092
Total current liabilities	26,942	17,178
Long-term debt	9,743	9,034
Other long-term liabilities	1,457	1,473
Total liabilities	38,142	27,685
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,666,598 shares issued at March 31, 2023 and December 31, 2022	33	33
Capital in excess of par value	3,262	3,246
Retained earnings	26,619	25,492
Accumulated other comprehensive loss	(1,113)	(1,304)
Treasury stock, at cost, 73,721,604 shares at March 31, 2023 and 73,691,955 shares at December 31, 2022	(12,224)	(12,156)
Total stockholders' equity	16,577	15,311
Noncontrolling interests	57	59
Total equity	16,634	15,370
Total liabilities and equity	$54,776	$43,055

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2023	2022
	(in millions, except per share results)
Revenues:
Premiums	$25,550	$22,703
Services	999	1,264
Investment income	193	3
Total revenues	26,742	23,970
Operating expenses:
Benefits	21,858	19,625
Operating costs	2,979	2,886
Depreciation and amortization	186	170
Total operating expenses	25,023	22,681
Income from operations	1,719	1,289
Interest expense	113	90
Other income, net	(8)	(21)
Income before income taxes and equity in net losses	1,614	1,220
Provision for income taxes	359	286
Equity in net losses	(17)	(4)
Net income	$1,238	$930
Net loss attributable to noncontrolling interests	1	—
Net income attributable to Humana	$1,239	$930
Basic earnings per common share	$9.91	$7.32
Diluted earnings per common share	$9.87	$7.29
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2023	2022
	(in millions)
Net income attributable to Humana	$1,239	$930
Other comprehensive income (loss):
Change in gross unrealized investment gains (losses)	188	(769)
Effect of income taxes	(43)	176
Total change in unrealized investment gains (losses), net of tax	145	(593)
Reclassification adjustment for net realized losses (gains)	61	(27)
Effect of income taxes	(15)	6
Total reclassification adjustment, net of tax	46	(21)
Other comprehensive income (loss), net of tax	191	(614)
Comprehensive income attributable to Humana	$1,430	$316
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended March 31, 2023
Balances, December 31, 2022	198,667	$33	$3,246	$25,492	$(1,304)	$(12,156)	$15,311	$59	$15,370
Net income				1,239			1,239	(1)	1,238
Distribution from noncontrolling interest holders, net								4	4
Acquisition								(5)	(5)
Other comprehensive income					191		191		191
Common stock repurchases			—			(94)	(94)		(94)
Dividends and dividend equivalents			—	(112)			(112)		(112)
Stock-based compensation			38				38		38
Restricted stock unit vesting	—	—	(24)			24	—		—
Stock option exercises	—	—	2			2	4		4
Balances, March 31, 2023	198,667	$33	$3,262	$26,619	$(1,113)	$(12,224)	$16,577	$57	$16,634

Three months ended March 31, 2022
Balances, December 31, 2021	198,649	$33	$3,082	$23,086	$42	$(10,163)	$16,080	$23	$16,103
Net income				930			930	—	930
Other comprehensive loss					(614)		(614)		(614)
Common stock repurchases			—			(1,024)	(1,024)		(1,024)
Dividends and dividend equivalents			—	(101)			(101)		(101)
Stock-based compensation			43				43		43
Restricted stock unit vesting	—	—	(24)			24	—		—
Stock option exercises	—	—	2			3	5		5
Balances, March 31, 2022	198,649	$33	$3,103	$23,915	$(572)	$(11,160)	$15,319	$23	$15,342
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2023	2022
	(in millions)
Cash flows from operating activities
Net income	$1,238	$930
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment securities, net	60	76
Equity in net losses	17	4
Stock-based compensation	38	43
Depreciation	200	181
Amortization	18	24
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	(1,433)	(1,360)
Other assets	(907)	(628)
Benefits payable	754	1,089
Other liabilities	(238)	(103)
Unearned revenues	6,934	34
Other	6	12
Net cash provided by operating activities	6,687	302
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(73)	(74)
Purchases of property and equipment, net	(223)	(295)
Purchases of investment securities	(1,313)	(2,161)
Proceeds from maturities of investment securities	267	588
Proceeds from sales of investment securities	50	1,294
Net cash used in investing activities	(1,292)	(648)
Cash flows from financing activities
Receipts from contract deposits, net	2,997	2,475
Proceeds from issuance of senior notes, net	1,215	744
Repayments of senior notes	(60)	—
Repayments from issuance of commercial paper, net	(177)	(265)
Repayment of term loan	(500)	—
Debt issue costs	(4)	(1)
Change in book overdraft	108	(9)
Common stock repurchases	(94)	(1,024)
Dividends paid	(100)	(91)
Other	(106)	(13)
Net cash provided by financing activities	3,279	1,816
Increase in cash and cash equivalents	8,674	1,470
Cash and cash equivalents at beginning of period	5,061	3,394
Cash and cash equivalents at end of period	$13,735	$4,864

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the three months ended March 31,
	2023	2022
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$97	$67
Income tax payments (refund), net	$6	$(20)
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$73	$84
Less: Fair value of liabilities assumed	(5)	(10)
Less: Noncontrolling interests acquired	5	—
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$73	$74
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2022, that was filed with the Securities and Exchange Commission, or the SEC, on February 16, 2023. We refer to this Form 10-K as the “2022 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill and indefinite-lived intangible assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. For additional information regarding accounting policies considered in preparing our consolidated financial statements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Employer Group Commercial Medical Products Business Exit

In February 2023, we announced our planned exit from the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. No other Humana health plan offerings are materially affected. Following a strategic review, we determined the Employer Group Commercial Medical Products business was no longer positioned to sustainably meet the needs of commercial members over the long term or support our long-term strategic plans. The exit from this line of business will be phased over the next 18 to 24 months.

Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $473 million for the year-ended December 31, 2022. These charges primarily relate to $248 million in asset impairments, including software and abandonment, and $116 million of severance charges in connection with workforce optimization. The remainder of the charges primarily relate to external consulting fees. These charges were recorded at the corporate level and not allocated to the segments. We did not record any charges in the first quarter of 2022, with no recurring charges in 2023.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
The COVID-19 National Emergency declared in 2020 was terminated on April 10, 2023 and the Public Health Emergency is set to expire on May 11, 2023.
Revenue Recognition
Our revenues include premiums and services revenue. Services revenue includes administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, services revenue includes net patient services revenue that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For additional information regarding our revenues, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K. For additional information regarding disaggregation of revenue by segment and type, refer to Note 14 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
At March 31, 2023, accounts receivable related to services were $246 million. For the three months ended March 31, 2023, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at March 31, 2023.
For the three months ended March 31, 2023, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 have extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The new guidance relates to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in, assumptions. The new guidance, limited to our Medicare Supplement product which represent less than 1% of consolidated premiums and services revenue, became effective for us beginning January 1, 2023 and is to be applied to contracts in force on the basis of their existing carrying value amounts at the beginning of the earliest period presented. The adoption of the new standard in 2023 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
3. ACQUISITIONS AND DIVESTITURES
On August 11, 2022, we completed the sale of a 60% interest in Gentiva, formerly Kindred, Hospice to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $237 million. For the three months ended March 31, 2022, the accompanying condensed consolidated statement of income includes revenues related to Gentiva Hospice of $382 million and pretax earnings of $62 million.
During 2023 and 2022, we acquired various health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired in 2023 and 2022 have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2023 and 2022 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2023 and December 31, 2022, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,394	$9	$(47)	$1,356
Mortgage-backed securities	3,919	7	(423)	3,503
Tax-exempt municipal securities	762	1	(27)	736
Mortgage-backed securities:
Residential	470	—	(73)	397
Commercial	1,562	—	(149)	1,413
Asset-backed securities	1,915	2	(64)	1,853
Corporate debt securities	6,725	16	(696)	6,045
Total debt securities	$16,747	$35	$(1,479)	15,303
Common stock				—
Total investment securities				$15,303

December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,093	$1	$(55)	$1,039
Mortgage-backed securities	3,697	4	(471)	3,230
Tax-exempt municipal securities	765	0	(37)	728
Mortgage-backed securities:
Residential	477	—	(76)	401
Commercial	1,554	—	(155)	1,399
Asset-backed securities	1,809	1	(79)	1,731
Corporate debt securities	6,551	3	(828)	5,726
Total debt securities	$15,946	$9	$(1,701)	14,254
Common stock				7
Total investment securities				$14,261

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We held certain corporate debt securities of Gentiva Hospice at March 31, 2023 with amortized cost and fair value of approximately $281 million and $286 million, respectively.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at March 31, 2023 and December 31, 2022, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$290	$(2)	$396	$(45)	$686	$(47)
Mortgage-backed securities	867	(17)	2,123	(406)	2,990	(423)
Tax-exempt municipal securities	343	(5)	314	(22)	657	(27)
Mortgage-backed securities:
Residential	25	(2)	369	(71)	394	(73)
Commercial	119	(4)	1,275	(145)	1,394	(149)
Asset-backed securities	583	(21)	971	(43)	1,554	(64)
Corporate debt securities	1,453	(47)	3,634	(649)	5,087	(696)
Total debt securities	$3,680	$(98)	$9,082	$(1,381)	$12,762	$(1,479)

December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$512	$(5)	$397	$(50)	$909	$(55)
Mortgage-backed securities	1,231	(104)	1,683	(367)	2,914	(471)
Tax-exempt municipal securities	64	(2)	615	(36)	679	(38)
Mortgage-backed securities:
Residential	124	(16)	274	(60)	398	(76)
Commercial	243	(13)	1,157	(142)	1,400	(155)
Asset-backed securities	620	(32)	1,011	(46)	1,631	(78)
Corporate debt securities	1,625	(98)	3,825	(730)	5,450	(828)
Total debt securities	$4,419	$(270)	$8,962	$(1,431)	$13,381	$(1,701)

Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at March 31, 2023. Most of the debt securities that were below investment-grade were rated BB-, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,550 positions out of a total of approximately 1,950 positions at March 31, 2023. All issuers of debt securities we own that were trading at an unrealized loss at March 31, 2023 remain current on all contractual payments. After taking into account these and

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At March 31, 2023, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three months ended March 31, 2023 or 2022.
The detail of (losses) gains related to investment securities and included within investment income was as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in millions)
Gross gains on investment securities	$—	$33
Gross losses on investment securities	(61)	(1)
Gross gains on equity securities	1	—
Gross losses on equity securities	—	(108)
Net recognized losses on investment securities	$(60)	$(76)
The gains and losses related to equity securities for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
	(in millions)
Net gains (losses) recognized on equity securities during the period	$1	$(108)
Less: Net gains (losses) recognized on equity securities sold during the period	1	(59)
Unrealized losses recognized on equity securities still held at the end of the period	$—	$(49)
The contractual maturities of debt securities available for sale at March 31, 2023, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$500	$495
Due after one year through five years	4,116	3,941
Due after five years through ten years	3,014	2,650
Due after ten years	1,251	1,051
Mortgage and asset-backed securities	7,866	7,166
Total debt securities	$16,747	$15,303

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2023 and December 31, 2022, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2023
Cash equivalents	$13,613	$13,613	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,356	—	1,356	—
Mortgage-backed securities	3,503	—	3,503	—
Tax-exempt municipal securities	736	—	736	—
Mortgage-backed securities:
Residential	397	—	397	—
Commercial	1,413	—	1,413	—
Asset-backed securities	1,853	—	1,853	—
Corporate debt securities	6,045	—	5,946	99
Total debt securities	15,303	—	15,204	99
Common stock	—	—	—	—
Total invested assets	$28,916	$13,613	$15,204	$99

December 31, 2022
Cash equivalents	$4,832	$4,832	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,039	—	1,039	—
Mortgage-backed securities	3,230	—	3,230	—
Tax-exempt municipal securities	728	—	728	—
Mortgage-backed securities:
Residential	401	—	401	—
Commercial	1,399	—	1,399	—
Asset-backed securities	1,731	—	1,731	—
Corporate debt securities	5,726	—	5,625	101
Total debt securities	14,254	—	14,153	101
Common stock	7	7	—	—
Total invested assets	$19,093	$4,839	$14,153	$101

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our Level 3 assets had a fair value of $99 million at March 31, 2023, or 0.3% of our total invested assets. During the year ended March 31, 2023, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	Private Placements
	(in millions)
Beginning balance at January 1	$101	$68
Total gains or losses:
Unrealized in other comprehensive income	1	(4)
Purchases	1	17
Sales	—	(1)
Transfer out	(4)	—
Balance at March 31	$99	$80
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $11.2 billion at March 31, 2023 and $10.0 billion at December 31, 2022. The fair value of our senior notes debt was $10.9 billion at March 31, 2023 and $9.4 billion at December 31, 2022. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. The commercial paper borrowings were $426 million at March 31, 2023. The term loans and commercial paper borrowings were $1.1 billion at December 31, 2022.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values associated with our Primary Care Organization strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $318 million and $8 million, respectively, at March 31, 2023. The put and call options fair values, derived from the Monte Carlo simulation, were $267 million and $10 million, respectively, at December 31, 2022.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2023	December 31, 2022
Annualized volatility	16.7% - 19.3%	16.7% - 20.8%
Credit spread	1.2% - 1.4%	1.3% - 1.5%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	12.0% - 13.0%	11.5% - 12.5%
Long term growth rate	3.0%	3.0%
The assumptions used for annualized volatility, credit spread and weighted average cost of capital reflect the lowest and highest values where they differ significantly across the series of put and call options due to their expected exercise dates.
Other Assets and Liabilities Measured at Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, we acquired various health and wellness related businesses during 2023. The net assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The net tangible assets including receivables and accrued liabilities were recorded at their carrying value which approximated their fair value due to their short term nature. The fair value of goodwill and other intangible assets were internally estimated based primarily on the income approach. The income approach estimates fair value based on the present value of cash flow that the assets could be expected to generate in the future. We developed internal estimates for expected cash flows in the present value calculation using inputs and significant assumptions that include historical revenues and earnings, revenue growth rates, the amount and timing of future cash flows, discount rates, contributory asset charges and future tax rates, among others. The excess purchase price over the fair value of assets and liabilities acquired is recorded as goodwill.
As disclosed in Note 3, we completed the sale of Gentiva Hospice on August 11, 2022. The carrying value of the assets and liabilities of Gentiva Hospice disposed approximates fair value. The amount of goodwill included in the carrying value is based on the relative fair value of the Home Solutions reporting unit included within the CenterWell segment.
Other than the assets and liabilities acquired during 2023, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2023.
For additional information regarding our fair value measurements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2023 and December 31, 2022. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

	March 31, 2023		December 31, 2022
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$86	$239	$240	$696
Trade accounts payable and accrued expenses	(147)	(3,805)	(166)	(1,236)
Net current (liability) asset	(61)	(3,566)	74	(540)
Other long-term assets	307	—	19	—
Other long-term liabilities	(93)	—	(78)	—
Net long-term asset (liability)	214	—	(59)	—
Total net asset (liability)	$153	$(3,566)	$15	$(540)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2023 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2023	$2,472	$6,670	$9,142
Acquisitions	106	72	178
Balance at March 31, 2023	$2,578	$6,742	$9,320

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,132	$—	$1,132	$1,132	$—	$1,132
Medicare licenses	Indefinite	286	—	286	286	—	286
Customer contracts/ relationships	9.3 years	932	685	247	929	673	256
Trade names and technology	6.8 years	134	101	33	142	107	35
Provider contracts	11.6 years	73	63	10	73	63	10
Noncompetes and other	8.4 years	84	38	46	86	40	46
Total other intangible assets	9.1 years	$2,641	$887	$1,754	$2,648	$883	$1,765
    For the three months ended March 31, 2023 and 2022, amortization expense for other intangible assets was approximately $18 million. The following table presents our estimate of amortization expense remaining for 2023 and each of the five next succeeding years at March 31, 2023:

(in millions)
For the years ending December 31,
2023	$47
2024	56
2025	54
2026	41
2027	32
2028	27
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
	(in millions)
Balances, beginning of period	$9,264	$8,289
Incurred related to:
Current year	22,380	19,985
Prior years	(522)	(360)
Total incurred	21,858	19,625
Paid related to:
Current year	(14,203)	(12,284)
Prior years	(6,901)	(6,252)
Total paid	(21,104)	(18,536)
Balances, end of period	$10,018	$9,378
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At March 31, 2023, benefits payable included IBNR of approximately $6.3 billion, primarily associated with claims incurred in 2023.
Amounts incurred related to prior periods vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$1,239	$930
Weighted average outstanding shares of common stock used to compute basic earnings per common share	125,005	126,938
Dilutive effect of:
Employee stock options	34	40
Restricted stock	525	496
Shares used to compute diluted earnings per common share	125,564	127,474
Basic earnings per common share	$9.91	$7.32
Diluted earnings per common share	$9.87	$7.29
Number of antidilutive stock options and restricted stock excluded from computation	538	626

For additional information regarding earnings per common share, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2023 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
12/30/2022	1/27/2023	$0.7900	$98
In February 2023, the Board declared a cash dividend of $0.885 per share payable on April 28, 2023 to stockholders of record on March 31, 2023. In April 2023, the Board declared a cash dividend of $0.885 per share payable on July 28, 2023 to stockholders of record as of the close of business on June 30, 2023. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026. During the three months ended March 31, 2023, we repurchased 0.1 million shares in open market transactions for $67 million at an average price of $495.68 under the current share repurchase authorization. During the three months ended March 31, 2022 we did not repurchase shares in open market transactions.
Our remaining repurchase authorization was $2.8 billion as of April 25, 2023.
In connection with employee stock plans, we acquired 0.05 million common shares for $27 million and 0.06 million common shares for $24 million during the three months ended March 31, 2023 and 2022, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 22.5% and 23.5% for the three months ended March 31, 2023 and 2022, respectively. The year-over-year decrease in the effective income tax rate is primarily due to the recognition of a non-taxable gain in the 2023 quarter.
For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in millions)
Short-term debt:
Commercial paper	$426	$595
Senior notes:
$1.5 billion, 0.650% due August 3, 2023	1,441	1,497
Total senior notes	1,441	1,497
Total short-term debt	$1,867	$2,092
Long-term debt:
Senior notes:
$600 million, 3.850% due October 1, 2024	$595	$599
$600 million, 4.500% due April 1, 2025	597	597
$500 million, 5.700% due March 13, 2026	497	—
$750 million, 1.350% due February 3, 2027	745	745
$600 million, 3.950% due March 15, 2027	597	597
$500 million, 5.750% due March 1, 2028	494	494
$750 million, 3.700% due March 23, 2029	743	743
$500 million, 3.125% due August 15, 2029	496	496
$500 million, 4.875% due April 1, 2030	496	495
$750 million, 2.150% due February 3, 2032	743	743
$750 million, 5.880% due March 1, 2033	740	739
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	396	396
$500 million, 3.950% due August 15, 2049	493	493
$750 million, 5.500% due March 15, 2053	714	—
Total senior notes	9,743	8,534
Term loans:
Delayed draw term loan, due May 28, 2024	—	500
Total term loans	—	500
Total long-term debt	$9,743	$9,034
Senior Notes
In March 2023, we issued $500 million of 5.700% unsecured senior notes due March 13, 2026 and $750 million of 5.500% unsecured senior notes due March 15, 2053. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.2 billion. We used the net proceeds to repay outstanding amounts under our $500 million Delayed Draw Term Loan. The remaining net proceeds will be used for general corporate purposes, which include the repayment of existing indebtedness, including borrowings under our commercial paper program.
In March 2023, we entered into a Rule 10b5-1 Repurchase Plan, or the Plan, to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
aggregate principal amount of 3.850% senior notes maturing in October 2024 during the Plan period beginning on March 13, 2023 and ending on June 15, 2023. During the three months ended March 31, 2023, we repurchased $61 million aggregate principal amount, for cash totaling approximately $60 million.
For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
Revolving Credit Agreements
Our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 41.1% as measured in accordance with the revolving credit agreements as of March 31, 2023.
At March 31, 2023, we had no borrowings and approximately $39 million of letters of credit outstanding under the revolving credit agreements, including those of KAH. Accordingly, as of March 31, 2023, we had $2.4 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2023 was $626 million, with $426 million outstanding at March 31, 2023 compared to $595 million outstanding at December 31, 2022. The outstanding commercial paper at March 31, 2023 had a weighted average annual interest rate of 5.45%.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At March 31, 2023 we had no outstanding short-term FHLB borrowings.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 84% of our total premiums and services revenue for the three months ended March 31, 2023, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2023, and all of our product offerings filed with CMS for 2023 have been approved.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997, or BBA, and the Benefits Improvement and Protection Act of 2000, or BIPA, generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to account for certain demographic characteristics and health status of our enrolled members. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data, collected from providers, to calculate the health status-related risk-adjusted premium payment to MA plans, which CMS further adjusts for coding pattern differences between the health plans and the government fee-for-service, or FFS, program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our health status-adjusted payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Our state-based Medicaid business, which accounted for approximately 7% of our total premiums and services revenue for the three months ended March 31, 2023 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At March 31, 2023, our Military business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2023, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprising 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the DoD and is currently scheduled to expire on December 31, 2023, unless further extended.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

14. SEGMENT INFORMATION
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy dispensing services, provider services, and home services. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. Prior period segment financial information has been recast to conform to the 2023 presentation.
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
The Insurance segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts, as well as our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. This segment also includes products consisting of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO. In addition, our Insurance segment includes our Military business, primarily our T-2017 East Region contract, as well as the operations of our PBM business.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In addition, our CenterWell intersegment revenues include revenues earned by certain owned providers derived from certain value-based arrangements with our health plans. Under these value-based arrangements, our owned providers enter into agreements with our health plans to stand ready to deliver, integrate, direct and control the administration and management of certain health care services for our members. In exchange, the owned provider receives a premium that is typically paid on a per-member per-month basis. These value-based arrangements represent a single performance obligation where revenues are recognized in the period in which we are obligated to provide integrated health care services to our members. Fee-for-service revenue is recognized at agreed upon rates, net of contractual allowances, as the performance obligation is completed on the date of service.
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.0 billion and $4.0 billion for the three months ended March 31, 2023 and 2022, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $33 million and $30 million for the three months ended March 31, 2023 and 2022, respectively.
Other than those described previously, the accounting policies of each segment are the same. For additional information regarding our accounting policies refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy, provider, and home services, to our Insurance segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three months ended March 31, 2023 and 2022:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2023	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$19,809	$—	$—	$19,809
Group Medicare Advantage	1,765	—	—	1,765
Medicare stand-alone PDP	616	—	—	616
Total Medicare	22,190	—	—	22,190
Commercial fully-insured	1,018	—	—	1,018
Specialty benefits	254	—	—	254
Medicare Supplement	179	—	—	179
Medicaid and other	1,909	—	—	1,909
Total premiums	25,550	—	—	25,550
Services revenue:
Home solutions	—	314	—	314
Provider services	—	201	—	201
Commercial ASO	71	—	—	71
Military and other	171	—	—	171
Pharmacy solutions	—	242	—	242
Total services revenue	242	757	—	999
Total external revenues	25,792	757	—	26,549
Intersegment revenues
Services	14	1,133	(1,147)	—
Products	—	2,615	(2,615)	—
Total intersegment revenues	14	3,748	(3,762)	—
Investment income	97	—	96	193
Total revenues	25,903	4,505	(3,666)	26,742
Operating expenses:
Benefits	21,993	—	(135)	21,858
Operating costs	2,418	4,126	(3,565)	2,979
Depreciation and amortization	165	49	(28)	186
Total operating expenses	24,576	4,175	(3,728)	25,023
Income from operations	1,327	330	62	1,719
Interest expense	—	—	113	113
Other income, net	—	—	(8)	(8)
Income (loss) before income taxes and equity in net losses	1,327	330	(43)	1,614
Equity in net losses	(3)	(14)	—	(17)
Segment earnings (loss)	$1,324	$316	$(43)	$1,597
Net loss attributable to noncontrolling interests	1	—	—	1
Segment earnings (loss) attributable to Humana	$1,325	$316	$(43)	$1,598

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2022	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$17,052	$—	$—	$17,052
Group Medicare Advantage	1,875	—	—	1,875
Medicare stand-alone PDP	639	—	—	639
Total Medicare	19,566	—	—	19,566
Commercial fully-insured	1,140	—	—	1,140
Specialty benefits	261	—	—	261
Medicare Supplement	182	—	—	182
Medicaid and other	1,554	—	—	1,554
Total premiums	22,703	—	—	22,703
Services revenue:
Home solutions	—	726	—	726
Provider services	—	113	—	113
Commercial ASO	77	—	—	77
Military and other	127	—	—	127
Pharmacy solutions	—	221	—	221
Total services revenue	204	1,060	—	1,264
Total external revenues	22,907	1,060	—	23,967
Intersegment revenues
Services	14	857	(871)	—
Products	—	2,446	(2,446)	—
Total intersegment revenues	14	3,303	(3,317)	—
Investment income (loss)	46	2	(45)	3
Total revenues	22,967	4,365	(3,362)	23,970
Operating expenses:
Benefits	19,734	—	(109)	19,625
Operating costs	2,087	3,948	(3,149)	2,886
Depreciation and amortization	150	47	(27)	170
Total operating expenses	21,971	3,995	(3,285)	22,681
Income (loss) from operations	996	370	(77)	1,289
Interest expense	—	—	90	90
Other income, net	—	—	(21)	(21)
Income (loss) before income taxes and equity in net losses	996	370	(146)	1,220
Equity in net losses	—	(4)	—	(4)
Segment earnings (loss)	$996	$366	$(146)	$1,216
Net loss (income) attributable to noncontrolling interests	—	—	—	—
Segment earnings (loss) attributable to Humana	$996	$366	$(146)	$1,216

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward–looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2022 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 16, 2023, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward–looking statements.
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
Employer Group Commercial Medical Products Business Exit
In February 2023, we announced our planned exit from the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. No other Humana health plan offerings are materially affected. Following a strategic review, we determined the Employer Group Commercial Medical Products business was no longer positioned to sustainably meet the needs of commercial members over the long term or support our long-term strategic plans. The exit from this line of business will be phased over the next 18 to 24 months.
Sale of Hospice and Personal Care Divisions
On August 11, 2022, we completed the sale of a 60% interest in Gentiva, formerly Kindred, Hospice to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $237 million.

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
The COVID-19 National Emergency declared in 2020 was terminated on April 10, 2023 and the Public Health Emergency is set to expire on May 11, 2023.
Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $473 million for the year-ended December 31, 2022. These charges primarily relate to $248 million in asset impairments, including software and abandonment, and $116 million of severance charges in connection with workforce optimization. The remainder of the charges primarily relate to external consulting fees. These charges were recorded at the corporate level and not allocated to the segments. We did not record any charges in the first quarter of 2022, with no recurring charges in 2023.
Business Segments
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy dispensing services, provider services, and home services. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. Prior period segment financial information has been recast to conform to the 2023 presentation. For a recast of prior period segment financial information, refer to Note 14 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
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
The Insurance segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts, as well as our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. This segment also includes products consisting of employer group commercial fully-insured medical and specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits, as well as administrative services only, or ASO. In addition, our Insurance segment includes our Military business, primarily our T-2017 East Region contract, as well as the operations of our PBM business.
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
The results of each segment are measured by income (loss) from operations. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy, provider, and home services, to our Insurance segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
The Insurance segment also experiences seasonality in the commercial fully-insured product offering. The effect on the Insurance segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. The Employer Group Commercial Fully-Insured business decreased our Insurance segment benefit ratio by 30 basis points and 20 basis points for the three months ended March 31, 2023 and 2022, respectively. The Employer Group Commercial Fully-Insured business increased our Insurance segment operating cost ratio by 40 basis points and 50 basis points for the three months ended March 31, 2023 and 2022, respectively.
In addition, the Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season.

2023 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2023, approximately 3,505,100 members, or 68%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,053,600 members, or 67%, at March 31, 2022.
•Net income was $1.2 billion, or $9.87 per diluted common share, and $930 million, or $7.29 per diluted common share, for the three months ended March 31, 2023, and 2022, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, transaction and integration costs, and the change in the fair value of publicly-traded equity securities. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2023 and 2022 quarter:

	For the three months ended March 31,
	2023	2022
Consolidated income before income taxes and equity in net earnings:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$53	$(21)
Transaction and integration costs	(51)	17
Change in the fair value of publicly-traded equity securities	1	109
Total	$3	$105

	For the three months ended March 31,
	2023	2022
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$0.42	$(0.16)
Transaction and integration costs	(0.41)	0.13
Change in the fair value of publicly-traded equity securities	(0.01)	0.85
Tax impact of all transactions	(0.11)	(0.18)
Total	$(0.11)	$0.64

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
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy, provider, and home services, to our Insurance segment customers and are described in Note 14 to the condensed consolidated financial statements included in this report.

Comparison of Results of Operations for 2023 and 2022
The following discussion primarily deals with our results of operations for the three months ended March 31, 2023, or the 2023 quarter and the three months ended March 31, 2022, or the 2022 quarter.
Consolidated

			Change
	Three months ended March 31,		Three months ended March 31, 2023 vs 2022
	2023	2022	$	%
	($ in millions, except per common share results)
Revenues:
Premiums:
Insurance	$25,550	$22,703	$2,847	12.5%
Total premiums revenue	25,550	22,703	2,847	12.5%
Services:
Insurance	242	204	38	18.6%
CenterWell	757	1,060	(303)	(28.6)%
Total services revenue	999	1,264	(265)	(21.0)%
Investment income	193	3	190	6,333.3%
Total revenues	26,742	23,970	2,772	11.6%
Operating expenses:
Benefits	21,858	19,625	2,233	11.4%
Operating costs	2,979	2,886	93	3.2%
Depreciation and amortization	186	170	16	9.4%
Total operating expenses	25,023	22,681	2,342	10.3%
Income from operations	1,719	1,289	430	33.4%
Interest expense	113	90	23	25.6%
Other income, net	(8)	(21)	(13)	(61.9)%
Income before income taxes and equity in net earnings	1,614	1,220	394	32.3%
Provision for income taxes	359	286	73	25.5%
Equity in net losses	(17)	(4)	(13)	325.0%
Net income	$1,238	$930	$308	33.1%
Diluted earnings per common share	$9.87	$7.29	$2.58	35.4%
Benefit ratio (a)	85.5%	86.4%		(0.9)%
Operating cost ratio (b)	11.2%	12.0%		(0.8)%
Effective tax rate	22.5%	23.5%		(1.0)%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue
Consolidated premiums revenue increased $2.8 billion, or 12.5%, from $22.7 billion in the 2022 quarter to $25.6 billion in the 2023 quarter primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums. These factors were partially offset by the phase-out of COVID-19 sequestration relief in 2022, as well as the year-over-year decline in membership associated with group commercial medical, group Medicare Advantage and stand-alone PDP products.
Services Revenue
Consolidated services revenue decreased $0.3 billion, or 21.0%, from $1.3 billion in the 2022 quarter to $1.0 billion in the 2023 quarter primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022.
Investment Income
Investment income increased $190 million, or 6333.3%, from $3 million in the 2022 quarter to $193 million in the 2023 quarter primarily due to an increase in interest income on our debt securities combined with the 2022 quarter decrease in the fair value of our publicly traded equity securities investments.
Benefit Expense
Consolidated benefits expense increased $2.2 billion, or 11.4%, from $19.6 billion in the 2022 quarter to $21.9 billion in the 2023 quarter. The consolidated benefit ratio decreased 90 basis points from 86.4% for the 2022 quarter to 85.5% for the 2023 quarter primarily due to increased individual Medicare Advantage premium yield, lower COVID-19 inpatient utilization in the 2023 quarter, and the corresponding decrease in average unit cost given the additional 20% payment on these admissions during the Public Health Emergency, as well as higher favorable prior-period medical claims reserve development in the 2023 quarter. These factors were partially offset by investments in the benefit design of our products for 2023. Further, the 2023 quarter ratio continues to reflect a shift in line of business mix, with growth in individual Medicare Advantage and state-based contracts and other membership, which can carry a higher benefits expense ratio.
Consolidated benefits expense included $522 million of favorable prior-period medical claims reserve development in the 2023 quarter and $360 million of favorable prior-period medical claims development in the 2022 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 200 basis points in the 2023 quarter and decreased the consolidated benefit ratio by approximately 160 basis points in the 2022 quarter.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.1 billion, or 3.2%, from $2.9 billion in the 2022 quarter to $3.0 billion in the 2023 quarter. The consolidated operating cost ratio decreased 80 basis points from 12.0% for the 2022 quarter to 11.2% for the 2023 quarter primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022, which carried a significantly higher operating cost ratio compared to the historical consolidated operating cost ratio, scale efficiencies associated with growth in individual Medicare Advantage membership, as well as the impact of initiatives related to the previously-disclosed value creation plan. These factors were partially offset by an increase in commissions for brokers related to the individual Medicare Advantage membership growth during the 2023 Annual Election Period, or AEP, and the Open Enrollment Period, or OEP, as well as the favorable impact to revenues in the 2022 quarter as a result of sequestration relief.

Depreciation and Amortization
Depreciation and amortization increased $16 million, or 9.4%, from $170 million in the 2022 quarter to $186 million in the 2023 quarter primarily due to capital expenditures.
Interest Expense
Interest expense increased $23 million, or 25.6%, from $90 million in the 2022 quarter to $113 million in the 2023 quarter due to higher rates on the lower average debt balances.
Income Taxes
The effective income tax rate was 22.5% and 23.5% for the three months ended March 31, 2023, and 2022, respectively. The year-over-year decrease in the effective income tax rate is primarily due to the recognition of a non-taxable gain in the 2023 quarter.

Insurance Segment

	March 31,		Change
	2023	2022	Members	%
Membership:
Individual Medicare Advantage	5,153,000	4,538,200	614,800	13.5%
Group Medicare Advantage	511,200	562,200	(51,000)	(9.1)%
Medicare stand-alone PDP	2,956,300	3,607,000	(650,700)	(18.0)%
Total Medicare	8,620,500	8,707,400	(86,900)	(1.0)%
Medicare Supplement	294,000	318,400	(24,400)	(7.7)%
Commercial fully-insured	522,600	624,400	(101,800)	(16.3)%
Medicaid and other	1,371,500	1,010,300	361,200	35.8%
Military	5,930,700	6,027,500	(96,800)	(1.6)%
Commercial ASO	414,800	451,800	(37,000)	(8.2)%
Total Medical Membership	17,154,100	17,139,800	14,300	0.1%
Total Specialty Membership (a)	5,114,700	5,182,600	(67,900)	(1.3)%
(a) We provide a full range of insured specialty products including dental, vision, and life insurance benefits marketed to individuals and groups. Members included in these products may not be unique to each product since members have the ability to enroll in a medical product and one or more specialty products.

			Change
	Three months ended March 31,		Three months ended March 31, 2023 vs 2022
	2023	2022	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$19,809	$17,052	$2,757	16.2%
Group Medicare Advantage	1,765	1,875	(110)	(5.9)%
Medicare stand-alone PDP	616	639	(23)	(3.6)%
Total Medicare	22,190	19,566	2,624	13.4%
Commercial fully-insured	1,018	1,140	(122)	(10.7)%
Specialty benefits	254	261	(7)	(2.7)%
Medicare Supplement	179	182	(3)	(1.6)%
Medicaid and other	1,909	1,554	355	22.8%
Total premiums revenue	25,550	22,703	2,847	12.5%
Commercial ASO	71	77	(6)	(7.8)%
Military and other	171	127	44	34.6%
Services revenue	242	204	38	18.6%
Total premiums and services revenue	$25,792	$22,907	$2,885	12.6%
Income from operations	$1,327	$996	$331	33.2%
Benefit ratio	86.1%	86.9%		(0.8)%
Operating cost ratio	9.4%	9.1%		0.3%

Income from operations
Insurance segment income from operations increased $0.3 billion, or 33.2%, from $1.0 billion in the 2022 quarter to $1.3 billion in the 2023 quarter primarily due to the same factors impacting the segment's lower benefit ratio offset by the segment's higher operating cost ratio as more fully described below.
Enrollment
Individual Medicare Advantage membership increased 614,800 members, or 13.5%, from March 31, 2022 to March 31, 2023 primarily due to membership additions associated with the most recent Annual Election Period, or AEP. The year-over-year growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, membership. Individual Medicare Advantage membership includes 782,100 D-SNP members as of March 31, 2023, a net increase of 141,500, or 22.1%, from 640,600 as of March 31, 2022.
Group Medicare Advantage membership decreased 51,000 members, or 9.1%, from March 31, 2022 to March 31, 2023 reflecting the net loss of certain large accounts partially offset by continued growth in small group accounts.
Medicare stand-alone PDP membership decreased 650,700 members, or 18.0%, from March 31, 2022 to March 31, 2023 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.
Medicaid and other membership increased 361,200 members, or 35.8%, from March 31, 2022 to March 31, 2023 reflecting the impact of membership additions associated with the implementation of the Louisiana and Ohio contracts effective January 2023 and February 2023, respectively.
Commercial fully-insured medical membership decreased 101,800 members, or 16.3%, from March 31, 2022 to March 31, 2023 and commercial ASO medical membership decreased 37,000 members, or 8.2%, from March 31, 2022 to March 31, 2023. These decreases reflect our planned exit of the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. The exit from this line of business will be phased over the next 18 to 24 months.
Military membership decreased 96,800 members, or 1.6%, from March 31, 2022 to March 31, 2023. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
Specialty membership decreased 67,900 members, or 1.3%, from March 31, 2022 to March 31, 2023 primarily due to the loss of dental and vision groups cross-sold with medical, as reflected in the loss of group fully-insured commercial medical membership above.
Premiums Revenue
Insurance segment premiums revenue increased $2.8 billion, or 12.5%, from $22.7 billion in the 2022 quarter to $25.6 billion in the 2023 quarter primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums. These factors were partially offset by the phase-out of COVID-19 sequestration relief in 2022, as well as the year-over-year decline in membership associated with group commercial medical, group Medicare Advantage and stand-alone PDP products.
Services Revenue
Insurance segment services revenue increased $38 million, or 18.6%, from $204 million in the 2022 quarter to $242 million in the 2023 quarter.

Benefits Expense
The Insurance segment benefit ratio decreased 80 basis points from 86.9% for the 2022 quarter to 86.1% for the 2023 quarter primarily due to increased individual Medicare Advantage premium yield, lower COVID-19 inpatient utilization in the 2023 quarter, and the corresponding decrease in average unit cost given the additional 20% payment on these admissions during the Public Health Emergency, as well as higher favorable prior-period medical claims reserve development in the 2023 quarter. These factors were partially offset by investments in the benefit design of our products for 2023. Further, the 2023 quarter ratio continues to reflect a shift in line of business mix, with growth in individual Medicare Advantage and state-based contracts and other membership, which can carry a higher benefits expense ratio.
The Insurance segment benefits expense included $522 million of favorable prior-period medical claims reserve development in the 2023 quarter and $360 million of favorable prior-period medical claims reserve development in the 2022 quarter. Prior-period medical claims reserve development decreased the Insurance segment benefit ratio by approximately 200 basis points in the 2023 quarter and decreased the Insurance segment benefit ratio by approximately 160 basis points in the 2022 quarter.
Operating Costs
The Insurance segment operating cost ratio increased 30 basis points from 9.1% for the 2022 quarter to 9.4% for the 2023 quarter primarily due to an increase in commissions for brokers related to the individual Medicare Advantage membership growth during the 2023 AEP and OEP, as well as the favorable impact to revenues in the 2022 quarter as a result of sequestration relief. These factors were partially offset by scale efficiencies associate with growth in the individual Medicare Advantage membership and the impact of initiatives related to the previously-disclosed value creation plan.

CenterWell Segment

			Change
	Three months ended March 31,		Three months ended March 31, 2023 vs 2022
	2023	2022	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$314	$726	$(412)	(56.7)%
Pharmacy solutions	242	221	21	9.5%
Provider services	201	113	88	77.9%
Total services revenue	757	1,060	(303)	(28.6)%
Intersegment revenues:
Home solutions	314	109	205	188.1%
Pharmacy solutions	2,615	2,446	169	6.9%
Provider services	819	748	71	9.5%
Total intersegment revenues	3,748	3,303	445	13.5%
Total services and intersegment revenues	$4,505	$4,363	$142	3.3%
Income from operations	$330	$370	$(40)	(10.8)%
Operating cost ratio	91.6%	90.5%		1.1%

Income from operations
CenterWell income from operations decreased $40 million, or 10.8%, from $370 million in the 2022 quarter to $330 million in the 2023 quarter primarily due to the same factors impacting the segment's higher operating cost ratio offset by the segment's increase in revenues as more fully described below.
Services Revenue
CenterWell services revenue decreased $0.3 billion, or 28.6%, from $1.1 billion in the 2022 quarter to $0.8 billion in the 2023 quarter primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022.
Intersegment Revenues
CenterWell intersegment revenues increased $0.4 billion, or 13.5%, from $3.3 billion in the 2022 quarter to $3.7 billion in the 2023 quarter primarily due to individual Medicare Advantage membership growth, which led to higher pharmacy revenues, higher revenues associated with growth in the provider business, and greater intersegment revenues associated with the home solutions business as a result of the expansion of the value-based care home model in the 2023 quarter compared to the 2022 quarter.
Operating Costs
The CenterWell segment operating cost ratio increased 110 basis points from 90.5% for the 2022 quarter to 91.6% for the 2023 quarter primarily due the divestiture of the 60% ownership of Gentiva Hospice in August 2022, which carried a lower operating cost ratio compared to other businesses within the segment, the expansion of the value-based care model within the home solutions business, which carries a higher ratio compared to the core fee-for-service business, along with growth in the core fee-for-service business, as well as further investments within the home solutions business to abate the pressures of the current nursing labor environment. These increases were partially offset by an improving ratio in the provider business.

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
For additional information regarding our liquidity risk, refer to Part I, Item 1A, "Risk Factors" in our 2022 Form 10-K and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
Cash and cash equivalents increased to approximately $13.7 billion at March 31, 2023 from $5.1 billion at December 31, 2022. The change in cash and cash equivalents for the three months ended March 31, 2023 and 2022 is summarized as follows:

	Three Months Ended
	2023	2022
	(in millions)
Net cash provided by operating activities	$6,687	$302
Net cash used in investing activities	(1,292)	(648)
Net cash provided by financing activities	3,279	1,816
Increase in cash and cash equivalents	$8,674	$1,470
Cash Flow from Operating Activities
Cash flows provided by operations of $6.7 billion in the 2023 quarter increased $6.4 billion from cash flows provided by operations of $302 million in the 2022 quarter. Our operating cash flows for the 2023 quarter were significantly impacted by the early receipt of the Medicare premium remittance of $6.6 billion in March 2023 because the payment date for April 2023 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at March 31, 2023. Our operating cash flows for the 2023 quarter were further negatively impacted by working capital items in the quarter compared to the 2022 quarter.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided on or prior to the balance sheet date. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
The detail of total net receivables at March 31, 2023 and December 31, 2022 and reconciliation to cash flow for the three months ended March 31, 2023 and 2022 was as follows:

	March 31, 2023	December 31, 2022	2023 Quarter Change	2022 Quarter Change
	(in millions)
Medicare	$2,658	$1,260	$1,398	$1,358
Commercial and other	449	383	66	(16)
Military	69	101	(32)	4
Allowances	(69)	(70)	1	14
Total net receivables	$3,107	$1,674	$1,433	$1,360

The changes in Medicare receivables for both the 2023 quarter and the 2022 quarter reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
During the 2023 quarter, we acquired various businesses totaling to approximately $73 million, net of cash received.
During the 2022 quarter, we acquired various health and wellness related businesses for cash consideration of approximately $74 million, net of cash received.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $223 million in the 2023 quarter and $295 million in the 2022 quarter.
Net purchases of investment securities were $1.0 billion in the 2023 quarter and net purchases of investment securities were $279 million in the 2022 quarter.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $3.03 billion and $2.48 billion in the 2023 and 2022 quarters, respectively.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $29 million and $2 million in the 2023 and 2022 quarters, respectively.
Net repayments from the issuance of commercial paper were $177 million in the 2023 quarter and net repayments from the issuance of commercial paper were $265 million in the 2022 quarter. The maximum principal amount outstanding at any one time during the 2023 quarter was $626 million.
In March 2023, we issued $500 million of 5.700% unsecured senior notes due March 13, 2026 and $750 million of 5.500% unsecured senior notes due March 15, 2053. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.2 billion. We used the net proceeds to repay outstanding amounts under our $500 million Delayed Draw Term Loan. The remaining net proceeds will be used for general corporate purposes, which include the repayment of existing indebtedness, including borrowings under our commercial paper program.
In March 2022, we issued $750 million of 3.700% unsecured senior notes due March 23, 2029. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $744 million.

In March 2023, we entered into a Rule 10b5-1 Repurchase Plan, or the Plan, to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million aggregate principal amount of 3.850% senior notes maturing in October 2024 during the Plan period beginning on March 13, 2023 and ending on June 15, 2023. At March 31, 2023, we repurchased $61 million, for cash totaling approximately $60 million.
We repurchased common shares for $67 million and $1.0 billion in the 2023 quarter and 2022 quarter, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $27 million and $24 million in the 2023 quarter and 2022 quarter, respectively.
We paid dividends to stockholders of $100 million during the 2023 quarter and $91 million during the 2022 quarter.
The remainder of the cash used in or provided by financing activities in 2023 and 2022 primarily resulted from the change in book overdraft.

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
Divestiture
On August 11, 2022, we completed the sale of a 60% interest in Gentiva Hospice to CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $237 million.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2023 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to

$250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by less than $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $909 million at March 31, 2023 compared to $934 million at December 31, 2022. This decrease primarily reflects common stock repurchases, repayment of the delayed draw term loan, repayment of maturing senior notes, capital expenditures, repayment of borrowings under the commercial paper program, capital contributions to certain subsidiaries, cash dividends to shareholders and acquisitions, partially offset by net proceeds from the issuance of senior notes and the sale of investment securities. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2022, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $11.3 billion, which exceeded aggregate minimum regulatory requirements of $8.4 billion. The amount of ordinary dividends that may be paid to our parent company in 2023 is approximately $1.8 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends paid to our parent company were approximately $1.3 billion in 2022.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at March 31, 2023. Our net unrealized position increased $248 million from a net unrealized loss position of $1.7 billion at December 31, 2022 to a net unrealized loss position of $1.4 billion at March 31, 2023. At March 31, 2023, we had gross unrealized losses of $1.5 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the three months ended March 31, 2023. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.2 years as of March 31, 2023 and December 31, 2022. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $656 million at March 31, 2023.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2023.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no changes to the risk factors included in our 2022 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 2023	—	$—	—	$3,000,000,000
February 2023	—	—	—	3,000,000,000
March 2023	134,490	495.68	134,490	2,933,335,748
Total	134,490	$495.68	134,490
(1)On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026. Our remaining repurchase authorization was $2.8 billion as of April 25, 2023.
(2)Excludes 52,434 shares repurchased in connection with employee stock plans.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 8, 2022 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 8, 2022).
10.1	Twenty-Fourth Supplemental Indenture, dated March 13, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2023).
10.2	Twenty-Fifth Supplemental Indenture, dated March 13, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2023).
10.3	Humana Inc. Executive Severance Policy, effective as of March 1, 2023.
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 26, 2023	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)