Form 10-Q
period 2023-06-30
HUMANA INC
filed 2023-08-02
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2023
$0.16 2/3 par value	123,906,750 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2023

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,214	$5,061
Investment securities	15,251	13,881
Receivables, net of allowances of $72 in 2023 and $70 in 2022	1,429	1,674
Other current assets	5,865	5,567
Total current assets	38,759	26,183
Property and equipment, net	3,309	3,221
Long-term investment securities	389	380
Equity method investments	733	749
Goodwill	9,539	9,142
Other long-term assets	3,726	3,380
Total assets	$56,455	$43,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$10,304	$9,264
Trade accounts payable and accrued expenses	8,118	5,238
Book overdraft	457	298
Unearned revenues	7,378	286
Short-term debt	2,022	2,092
Total current liabilities	28,279	17,178
Long-term debt	9,722	9,034
Other long-term liabilities	1,563	1,473
Total liabilities	39,564	27,685
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,690,082 shares issued at June 30, 2023 and 198,666,598 shares issued at December 31, 2022	33	33
Capital in excess of par value	3,313	3,246
Retained earnings	27,468	25,492
Accumulated other comprehensive loss	(1,226)	(1,304)
Treasury stock, at cost, 74,783,332 shares at June 30, 2023 and 73,691,955 shares at December 31, 2022	(12,754)	(12,156)
Total stockholders' equity	16,834	15,311
Noncontrolling interests	57	59
Total equity	16,891	15,370
Total liabilities and equity	$56,455	$43,055

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions, except per share results)
Revenues:
Premiums	$25,495	$22,266	$51,045	$44,969
Services	978	1,349	1,977	2,613
Investment income	274	47	467	50
Total revenues	26,747	23,662	53,489	47,632
Operating expenses:
Benefits	22,009	19,099	43,867	38,724
Operating costs	3,111	3,173	6,090	6,059
Depreciation and amortization	191	175	377	345
Total operating expenses	25,311	22,447	50,334	45,128
Income from operations	1,436	1,215	3,155	2,504
Interest expense	120	101	233	191
Other expense (income), net	54	(8)	46	(29)
Income before income taxes and equity in net losses	1,262	1,122	2,876	2,342
Provision for income taxes	296	427	655	713
Equity in net (losses) earnings	(10)	2	(27)	(2)
Net income	$956	$697	$2,194	$1,627
Net loss (income) attributable to noncontrolling interests	3	(1)	4	(1)
Net income attributable to Humana	$959	$696	$2,198	$1,626
Basic earnings per common share	$7.70	$5.50	$17.62	$12.83
Diluted earnings per common share	$7.66	$5.48	$17.54	$12.77
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)
Net income attributable to Humana	$959	$696	$2,198	$1,626
Other comprehensive income (loss):
Change in gross unrealized investment gains (losses)	(137)	(623)	51	(1,392)
Effect of income taxes	31	144	(12)	320
Total change in unrealized investment gains (losses), net of tax	(106)	(479)	39	(1,072)
Reclassification adjustment for net realized losses (gains)	(8)	—	53	(27)
Effect of income taxes	1	—	(14)	6
Total reclassification adjustment, net of tax	(7)	—	39	(21)
Other comprehensive income (loss), net of tax	(113)	(479)	78	(1,093)
Comprehensive income attributable to Humana	$846	$217	$2,276	$533
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended June 30, 2023
Balances, March 31, 2023	198,667	$33	$3,262	$26,619	$(1,113)	$(12,224)	$16,577	$57	$16,634
Net income				959			959	(3)	956
Distribution from noncontrolling interest holders, net								3	3
Other comprehensive loss					(113)		(113)		(113)
Common stock repurchases			—			(534)	(534)		(534)
Dividends and dividend equivalents			—	(110)			(110)		(110)
Stock-based compensation			51				51		51
Restricted stock unit vesting	23	—	(3)			3	—		—
Stock option exercises	—	—	3			1	4		4
Balances, June 30, 2023	198,690	$33	$3,313	$27,468	$(1,226)	$(12,754)	$16,834	$57	$16,891

Three months ended June 30, 2022
Balances, March 31, 2022	198,649	$33	$3,103	$23,915	$(572)	$(11,160)	$15,319	$23	$15,342
Net income				696			696	1	697
Distribution to noncontrolling interest holders, net								(4)	(4)
Other comprehensive loss					(479)		(479)		(479)
Common stock repurchases			—			(4)	(4)		(4)
Dividends and dividend equivalents			—	(100)			(100)		(100)
Stock-based compensation			50				50		50
Restricted stock unit vesting	18	—	(4)			4	—		—
Stock option exercises	—	—	4			4	8		8
Balances, June 30, 2022	198,667	$33	$3,153	$24,511	$(1,051)	$(11,156)	$15,490	$20	$15,510
See accompanying notes to condensed consolidated financial statements.

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Six months ended June 30, 2023
Balances, December 31, 2022	198,667	$33	$3,246	$25,492	$(1,304)	$(12,156)	$15,311	$59	$15,370
Net income				2,198			2,198	(4)	2,194
Distribution from noncontrolling interest holders, net							—	7	7
Acquisition							—	(5)	(5)
Other comprehensive income					78		78		78
Common stock repurchases			—			(628)	(628)		(628)
Dividends and dividend equivalents			—	(222)			(222)		(222)
Stock-based compensation			89				89		89
Restricted stock unit vesting	23	—	(27)			27	—		—
Stock option exercises	—	—	5			3	8		8
Balances, June 30, 2023	198,690	$33	$3,313	$27,468	$(1,226)	$(12,754)	$16,834	$57	$16,891

Six months ended June 30, 2022
Balances, December 31, 2021	198,649	$33	$3,082	$23,086	$42	$(10,163)	$16,080	$23	$16,103
Net income				1,626			1,626	1	1,627
Distribution to noncontrolling interest holders, net							—	(4)	(4)
Other comprehensive loss					(1,093)		(1,093)		(1,093)
Common stock repurchases			—			(1,028)	(1,028)		(1,028)
Dividends and dividend equivalents			—	(201)			(201)		(201)
Stock-based compensation			93				93		93
Restricted stock unit vesting	18	—	(28)			28	—		—
Stock option exercises	—	—	6			7	13		13
Balances, June 30, 2022	198,667	$33	$3,153	$24,511	$(1,051)	$(11,156)	$15,490	$20	$15,510

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2023	2022
	(in millions)
Cash flows from operating activities
Net income	$2,194	$1,627
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment securities, net	45	137
Equity in net losses	27	2
Stock-based compensation	89	93
Depreciation	410	369
Amortization	34	45
Impairment on property and equipment	—	140
Deferred income taxes	—	167
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	269	(1,733)
Other assets	(1,141)	(655)
Benefits payable	978	1,361
Other liabilities	(170)	(333)
Unearned revenues	7,092	10
Other	36	31
Net cash provided by operating activities	9,863	1,261
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(189)	(167)
Purchases of property and equipment, net	(487)	(574)
Purchases of investment securities	(2,737)	(3,239)
Proceeds from maturities of investment securities	577	947
Proceeds from sales of investment securities	811	1,363
Net cash used in investing activities	(2,025)	(1,670)
Cash flows from financing activities
Receipts from contract deposits, net	3,510	3,076
Proceeds from issuance of senior notes, net	1,215	744
Repayments of senior notes	(349)	—
Repayments from issuance of commercial paper, net	238	(418)
Repayment of term loan	(500)	—
Debt issue costs	(4)	(2)
Change in book overdraft	159	65
Common stock repurchases	(623)	(1,028)
Dividends paid	(211)	(191)
Other	(120)	(11)
Net cash provided by financing activities	3,315	2,235
Increase in cash and cash equivalents	11,153	1,826
Cash and cash equivalents at beginning of period	5,061	3,394
Cash and cash equivalents at end of period	$16,214	$5,220

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the six months ended June 30,
	2023	2022
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$175	$171
Income tax payments, net	$681	$373
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$346	$190
Less: Fair value of liabilities assumed	(162)	(23)
Less: Noncontrolling interests acquired	5	—
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$189	$167
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
Employer Group Commercial Medical Products Business Exit

In February 2023, we announced our planned exit from the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. No other Humana health plan offerings are materially affected. Following a strategic review, we determined the Employer Group Commercial Medical Products business was no longer positioned to sustainably meet the needs of commercial members over the long term or support our long-term strategic plans. The exit from this line of business will be phased over the 18 to 24 months following our February 2023 announcement.

Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, during the second quarter of 2022, we recorded charges of $203 million. These charges primarily relate to $140 million in asset impairments, including software and abandonment, and $21 million of severance charges in connection with workforce optimization. The remainder of the charges primarily relate to external consulting fees. These charges were recorded at the corporate level and not allocated to the segments. There were no recurring charges in 2023.

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
The COVID-19 National Emergency declared in 2020 was terminated on April 10, 2023 and the Public Health Emergency expired on May 11, 2023.
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
At June 30, 2023, accounts receivable related to services were $311 million. For the three and six months ended June 30, 2023, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at June 30, 2023.
For the three and six months ended June 30, 2023, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 have extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The new guidance relates to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in, assumptions. The new guidance, limited to our Medicare Supplement product which represents less than 1% of consolidated premiums and services revenue, became effective for us beginning January 1, 2023 and is to be applied to contracts in force on the basis of their existing carrying value amounts at the beginning of the earliest period presented. The adoption of the new standard in 2023 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS AND DIVESTITURES
On August 11, 2022, we completed the sale of a 60% interest in Gentiva, formerly Kindred, Hospice to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $237 million. For the three and six months ended June 30, 2022, the accompanying condensed consolidated statement of income includes revenues related to Gentiva Hospice of $399 million and $781 million, respectively, and pretax earnings of $64 million and $126 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2023 and December 31, 2022, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,807	$—	$(65)	$1,742
Mortgage-backed securities	3,961	1	(468)	3,494
Tax-exempt municipal securities	793	—	(31)	762
Mortgage-backed securities:
Residential	470	—	(75)	395
Commercial	1,551	—	(160)	1,391
Asset-backed securities	1,894	—	(67)	1,827
Corporate debt securities	6,754	12	(737)	6,029
Total debt securities	$17,230	$13	$(1,603)	15,640
Common stock				—
Total investment securities				$15,640

December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,093	$1	$(55)	$1,039
Mortgage-backed securities	3,697	4	(471)	3,230
Tax-exempt municipal securities	765	—	(37)	728
Mortgage-backed securities:
Residential	477	—	(76)	401
Commercial	1,554	—	(155)	1,399
Asset-backed securities	1,809	1	(79)	1,731
Corporate debt securities	6,551	3	(828)	5,726
Total debt securities	$15,946	$9	$(1,701)	14,254
Common stock				7
Total investment securities				$14,261

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We held certain corporate debt securities of Gentiva Hospice at June 30, 2023 with amortized cost and fair value of approximately $281 million and $292 million, respectively.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at June 30, 2023 and December 31, 2022, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,334	$(17)	$408	$(48)	$1,742	$(65)
Mortgage-backed securities	1,349	(36)	2,086	(432)	3,435	(468)
Tax-exempt municipal securities	337	(5)	373	(26)	710	(31)
Mortgage-backed securities:
Residential	17	(1)	374	(74)	391	(75)
Commercial	26	(1)	1,365	(159)	1,391	(160)
Asset-backed securities	535	(12)	1,263	(55)	1,798	(67)
Corporate debt securities	1,391	(31)	4,112	(706)	5,503	(737)
Total debt securities	$4,989	$(103)	$9,981	$(1,500)	$14,970	$(1,603)

December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$512	$(5)	$397	$(50)	$909	$(55)
Mortgage-backed securities	1,231	(104)	1,683	(367)	2,914	(471)
Tax-exempt municipal securities	64	(2)	615	(36)	679	(38)
Mortgage-backed securities:
Residential	124	(16)	274	(60)	398	(76)
Commercial	243	(13)	1,157	(142)	1,400	(155)
Asset-backed securities	620	(32)	1,011	(46)	1,631	(78)
Corporate debt securities	1,625	(98)	3,825	(730)	5,450	(828)
Total debt securities	$4,419	$(270)	$8,962	$(1,431)	$13,381	$(1,701)

Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at June 30, 2023. Most of the debt securities that were below investment-grade were rated BB-, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,740 positions out of a total of approximately 2,055 positions at June 30, 2023. All issuers of debt securities we own that were trading at an unrealized loss at June 30, 2023 remain current on all contractual payments. After taking into account these and

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At June 30, 2023, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and six months ended June 30, 2023 or 2022.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Gross gains on investment securities	$15	$6	$15	$39
Gross losses on investment securities	—	(5)	(61)	(6)
Gross gains on equity securities	—	—	1	—
Gross losses on equity securities	—	(62)	—	(170)
Net recognized gains (losses) on investment securities	$15	$(61)	$(45)	$(137)
The gains and losses related to equity securities for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net (losses) gains recognized on equity securities during the period	$—	$(62)	$1	$(170)
Less: Net (losses) gains recognized on equity securities sold during the period	—	(2)	1	(61)
Unrealized losses recognized on equity securities still held at the end of the period	$—	$(60)	$—	$(109)
The contractual maturities of debt securities available for sale at June 30, 2023, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$561	$557
Due after one year through five years	4,453	4,225
Due after five years through ten years	3,109	2,727
Due after ten years	1,231	1,024
Mortgage and asset-backed securities	7,876	7,107
Total debt securities	$17,230	$15,640

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2023 and December 31, 2022, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2023
Cash equivalents	$16,209	$16,209	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,742	—	1,742	—
Mortgage-backed securities	3,494	—	3,494	—
Tax-exempt municipal securities	762	—	762	—
Mortgage-backed securities:
Residential	395	—	395	—
Commercial	1,391	—	1,391	—
Asset-backed securities	1,827	—	1,827	—
Corporate debt securities	6,029	—	5,935	94
Total debt securities	15,640	—	15,546	94
Total invested assets	$31,849	$16,209	$15,546	$94

December 31, 2022
Cash equivalents	$4,832	$4,832	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,039	—	1,039	—
Mortgage-backed securities	3,230	—	3,230	—
Tax-exempt municipal securities	728	—	728	—
Mortgage-backed securities:
Residential	401	—	401	—
Commercial	1,399	—	1,399	—
Asset-backed securities	1,731	—	1,731	—
Corporate debt securities	5,726	—	5,625	101
Total debt securities	14,254	—	14,153	101
Common stock	7	7	—	—
Total invested assets	$19,093	$4,839	$14,153	$101

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our Level 3 assets had a fair value of $94 million at June 30, 2023, or 0.3% of our total invested assets. During the six months ended June 30, 2023 and 2022, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
	Private Placements
	(in millions)
Beginning balance at January 1	$101	$68
Total gains or losses:
Unrealized in other comprehensive income	—	(10)
Purchases	1	44
Maturities	(4)	—
Transfer out	(4)	—
Balance at June 30	$94	$102
Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $10.9 billion at June 30, 2023 and $10.0 billion at December 31, 2022. The fair value of our senior notes debt was $10.5 billion at June 30, 2023 and $9.4 billion at December 31, 2022. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. The commercial paper borrowings were $0.8 billion at June 30, 2023. The term loans and commercial paper borrowings were $1.1 billion at December 31, 2022.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values associated with our Primary Care Organization strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $373 million and $10 million, respectively, at June 30, 2023. The put and call options fair values, derived from the Monte Carlo simulation, were $267 million and $10 million, respectively, at December 31, 2022. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	June 30, 2023	December 31, 2022
Annualized volatility	16.4% - 19.2%	16.7% - 20.8%
Credit spread	1.1% - 1.6%	1.3% - 1.5%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	12.0% - 13.0%	11.5% - 12.5%
Long term growth rate	3.0%	3.0%
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2023 and December 31, 2022. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

	June 30, 2023		December 31, 2022
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$131	$200	$240	$696
Trade accounts payable and accrued expenses	(157)	(4,277)	(166)	(1,236)
Net current (liability) asset	(26)	(4,077)	74	(540)
Other long-term assets	369	—	19	—
Other long-term liabilities	(112)	—	(78)	—
Net long-term asset (liability)	257	—	(59)	—
Total net asset (liability)	$231	$(4,077)	$15	$(540)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2023 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2023	$2,472	$6,670	$9,142
Acquisitions	191	206	397
Balance at June 30, 2023	$2,663	$6,876	$9,539

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2023 and December 31, 2022:

		June 30, 2023			December 31, 2022
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,132	$—	$1,132	$1,132	$—	$1,132
Medicare licenses	Indefinite	302	—	302	286	—	286
Customer contracts/ relationships	9.4 years	955	696	259	929	673	256
Trade names and technology	6.7 years	139	103	36	142	107	35
Provider contracts	11.6 years	73	64	9	73	63	10
Noncompetes and other	8.4 years	84	40	44	86	40	46
Total other intangible assets	9.2 years	$2,685	$903	$1,782	$2,648	$883	$1,765
    For the three months ended June 30, 2023 and 2022, amortization expense for other intangible assets was approximately $16 million and $18 million, respectively. For the six months ended June 30, 2023 and 2022, amortization expense for other intangible assets was approximately $34 million and $36 million, respectively. The following table presents our estimate of amortization expense remaining for 2023 and each of the five next succeeding years at June 30, 2023:

(in millions)
For the years ending December 31,
2023	$32
2024	60
2025	58
2026	44
2027	34
2028	29
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022
	(in millions)
Balances, beginning of period	$9,264	$8,289
Acquisitions	62	—
Incurred related to:
Current year	44,621	39,121
Prior years	(754)	(397)
Total incurred	43,867	38,724
Paid related to:
Current year	(35,279)	(30,356)
Prior years	(7,610)	(7,007)
Total paid	(42,889)	(37,363)
Balances, end of period	$10,304	$9,650
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At June 30, 2023, benefits payable included IBNR of approximately $6.3 billion, primarily associated with claims incurred in 2023.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$959	$696	$2,198	$1,626
Weighted average outstanding shares of common stock used to compute basic earnings per common share	124,574	126,523	124,790	126,730
Dilutive effect of:
Employee stock options	34	47	34	44
Restricted stock	501	514	512	505
Shares used to compute diluted earnings per common share	125,109	127,084	125,336	127,279
Basic earnings per common share	$7.70	$5.50	$17.62	$12.83
Diluted earnings per common share	$7.66	$5.48	$17.54	$12.77
Number of antidilutive stock options and restricted stock excluded from computation	78	98	308	362

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

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2023 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
12/30/2022	1/27/2023	$0.7875	$98
03/31/2023	04/28/2023	$0.8850	$111
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
On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
$3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026. During the six months ended June 30, 2023, we repurchased 1.2 million shares in open market transactions for $601 million at an average price of $488.12 under the current share repurchase authorization. During the six months ended June 30, 2022, we did not repurchase shares in open market transactions.
Our remaining repurchase authorization was $2.2 billion as of August 1, 2023.
In connection with employee stock plans, we acquired 0.05 million common shares for $27 million and 0.06 million common shares for $28 million during the six months ended June 30, 2023 and 2022, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 23.6% and 23.0% for the three and six months ended June 30, 2023, respectively, and 38.1% and 30.5% for the three and six months ended June 30, 2022, respectively. The year-over-year decrease in the effective income tax rate is primarily due to the tax impact resulting from the excess of the book basis over the tax basis of Gentiva Hospice in connection with the held-for-sale classification at June 30, 2022.
For additional information regarding in come taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in millions)
Short-term debt:
Commercial paper	$847	$595
Senior notes:
$1.5 billion, 0.650% due August 3, 2023	1,175	1,497
Total senior notes	1,175	1,497
Total short-term debt	$2,022	$2,092
Long-term debt:
Senior notes:
$600 million, 3.850% due October 1, 2024	$571	$599
$600 million, 4.500% due April 1, 2025	598	597
$500 million, 5.700% due March 13, 2026	497	—
$750 million, 1.350% due February 3, 2027	745	745
$600 million, 3.950% due March 15, 2027	598	597
$500 million, 5.750% due March 1, 2028	494	494
$750 million, 3.700% due March 23, 2029	743	743
$500 million, 3.125% due August 15, 2029	497	496
$500 million, 4.875% due April 1, 2030	496	495
$750 million, 2.150% due February 3, 2032	743	743
$750 million, 5.880% due March 1, 2033	740	739
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	396	396
$500 million, 3.950% due August 15, 2049	493	493
$750 million, 5.500% due March 15, 2053	714	—
Total senior notes	9,722	8,534
Term loans:
Delayed draw term loan, due May 28, 2024	—	500
Total term loans	—	500
Total long-term debt	$9,722	$9,034
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
In March 2023, we entered into a Rule 10b5-1 Repurchase Plan, or the Plan, to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
aggregate principal amount of 3.850% senior notes maturing in October 2024 during the Plan period beginning on March 13, 2023 and ending on July 21, 2023. During the six months ended June 30, 2023, we repurchased $325 million principal amount of our $1.5 billion, 0.650% senior notes for approximately $322 million cash and $28 million principal amount of our $600 million, 3.850% senior notes for approximately $27 million cash.
For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
Revolving Credit Agreements
In June 2023, we entered into an amended and restated 5-year, $2.5 billion unsecured revolving credit agreement (replacing the 5-year, $2.5 billion unsecured revolving credit agreement entered in June 2021) and entered into a 364-day $1.5 billion unsecured revolving credit agreement (replacing the 364-day $1.5 billion unsecured revolving credit agreement entered in June 2022, which expired in accordance with its terms).
Under the credit agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at Term SOFR or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based Term SOFR, at our option.
The SOFR spread, currently 114.0 basis points under the 5-year revolving credit agreement and 116.0 basis points under the 364-day revolving credit agreement, varies depending on our credit ratings ranging from 92.0 to 130.0 basis points under the 5-year revolving credit agreement and from 94.0 to 135.0 basis points under the 364-day revolving credit agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 11.0 basis points, under the 5-year revolving credit agreement and 9.0 basis points under the 364-day revolving agreement, varies depending on our credit ratings ranging from 8.0 to 20.0 basis points under the 5-year revolving credit agreement and from 6.0 to 15.0 basis points under the 364-day revolving credit agreement.
Our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 41.0% as measured in accordance with the revolving credit agreements as of June 30, 2023.
At June 30, 2023, we had no borrowings and approximately $18 million of letters of credit outstanding under the revolving credit agreements, including those of KAH. Accordingly, as of June 30, 2023, we had $2.4 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2023 was $850 million, with $847 million outstanding at June 30, 2023 compared to $595

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
million outstanding at December 31, 2022. The outstanding commercial paper at June 30, 2023 had a weighted average annual interest rate of 5.53%.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At June 30, 2023 we had no outstanding short-term FHLB borrowings.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the six months ended June 30, 2023, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2023, and all of our product offerings filed with CMS for 2023 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Our state-based Medicaid business, which accounted for approximately 7% of our total premiums and services revenue for the six months ended June 30, 2023 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At June 30, 2023, our Military business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2023, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprising 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the DoD and is currently scheduled to expire on December 31, 2023, unless further extended.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., currently pending in United States District Court, Western District of Kentucky, Louisville division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On March 31, 2022, the Court denied the parties' Motions for Summary Judgement. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and continue to vigorously defend against these allegations. As of June 30, 2023, we have accrued certain anticipated expenses in connection with this matter.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
(Unaudited)
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $5.0 billion and $4.8 billion for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022 these amounts were $9.0 billion and $8.8 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our provider services and pharmacy operations, are included with benefits expense. The amount of this expense was $34 million and $29 million for the three months ended June 30, 2023 and 2022, respectively, and $67 million and $59 million for the six months ended June 30, 2023 and 2022, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and six months ended June 30, 2023 and 2022:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2023	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$19,749	$—	$—	$19,749
Group Medicare Advantage	1,732	—	—	1,732
Medicare stand-alone PDP	568	—	—	568
Total Medicare	22,049	—	—	22,049
Commercial fully-insured	950	—	—	950
Specialty benefits	252	—	—	252
Medicare Supplement	182	—	—	182
Medicaid and other	2,062	—	—	2,062
Total premiums	25,495	—	—	25,495
Services revenue:
Home solutions	—	341	—	341
Provider services	—	190	—	190
Commercial ASO	64	—	—	64
Military and other	167	—	—	167
Pharmacy solutions	—	216	—	216
Total services revenue	231	747	—	978
Total external revenues	25,726	747	—	26,473
Intersegment revenues
Services	15	1,144	(1,159)	—
Products	—	2,639	(2,639)	—
Total intersegment revenues	15	3,783	(3,798)	—
Investment income	134	—	140	274
Total revenues	25,875	4,530	(3,658)	26,747
Operating expenses:
Benefits	22,127	—	(118)	22,009
Operating costs	2,545	4,193	(3,627)	3,111
Depreciation and amortization	172	50	(31)	191
Total operating expenses	24,844	4,243	(3,776)	25,311
Income from operations	1,031	287	118	1,436
Interest expense	—	1	119	120
Other expense, net	—	—	54	54
Income (loss) before income taxes and equity in net earnings	1,031	286	(55)	1,262
Equity in net earnings (losses)	1	(11)	—	(10)
Segment earnings (loss)	$1,032	$275	$(55)	$1,252
Net loss attributable to noncontrolling interests	3	—	—	3
Segment earnings (loss) attributable to Humana	$1,035	$275	$(55)	$1,255

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2022	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$16,692	$—	$—	$16,692
Group Medicare Advantage	1,857	—	—	1,857
Medicare stand-alone PDP	606	—	—	606
Total Medicare	19,155	—	—	19,155
Commercial fully-insured	1,109	—	—	1,109
Specialty benefits	261	—	—	261
Medicare Supplement	185	—	—	185
Medicaid and other	1,556	—	—	1,556
Total premiums	22,266	—	—	22,266
Services revenue:
Home solutions	—	752	—	752
Provider services	—	137	—	137
Commercial ASO	75	—	—	75
Military and other	131	—	—	131
Pharmacy solutions	—	254	—	254
Total services revenue	206	1,143	—	1,349
Total external revenues	22,472	1,143	—	23,615
Intersegment revenues
Services	14	894	(908)	—
Products	—	2,489	(2,489)	—
Total intersegment revenues	14	3,383	(3,397)	—
Investment income	46	1	—	47
Total revenues	22,532	4,527	(3,397)	23,662
Operating expenses:
Benefits	19,164	—	(65)	19,099
Operating costs	2,105	4,125	(3,057)	3,173
Depreciation and amortization	156	44	(25)	175
Total operating expenses	21,425	4,169	(3,147)	22,447
Income (loss) from operations	1,107	358	(250)	1,215
Interest expense	—	—	101	101
Other income, net	—	—	(8)	(8)
Income (loss) before income taxes and equity in net earnings	1,107	358	(343)	1,122
Equity in net earnings (losses)	8	(6)	—	2
Segment earnings (loss)	$1,115	$352	$(343)	$1,124
Net income attributable to noncontrolling interests	—	(1)	—	(1)
Segment earnings (loss) attributable to Humana	$1,115	$351	$(343)	$1,123

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2023	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$39,558	$—	$—	$39,558
Group Medicare Advantage	3,497	—	—	3,497
Medicare stand-alone PDP	1,184	—	—	1,184
Total Medicare	44,239	—	—	44,239
Commercial fully-insured	1,968	—	—	1,968
Specialty benefits	506	—	—	506
Medicare Supplement	361	—	—	361
Medicaid and other	3,971	—	—	3,971
Total premiums	51,045	—	—	51,045
Services revenue:
Home solutions	—	655	—	655
Provider services	—	391	—	391
Commercial ASO	135	—	—	135
Military and other	338	—	—	338
Pharmacy solutions	—	458	—	458
Total services revenue	473	1,504	—	1,977
Total external revenues	51,518	1,504	—	53,022
Intersegment revenues
Services	29	2,277	(2,306)	—
Products	—	5,254	(5,254)	—
Total intersegment revenues	29	7,531	(7,560)	—
Investment income	231	—	236	467
Total revenues	51,778	9,035	(7,324)	53,489
Operating expenses:
Benefits	44,120	—	(253)	43,867
Operating costs	4,963	8,319	(7,192)	6,090
Depreciation and amortization	337	99	(59)	377
Total operating expenses	49,420	8,418	(7,504)	50,334
Income from operations	2,358	617	180	3,155
Interest expense	—	1	232	233
Other expense, net	—	—	46	46
Income (loss) before income taxes and equity in net losses	2,358	616	(98)	2,876
Equity in net losses	(2)	(25)	—	(27)
Segment earnings (loss)	$2,356	$591	$(98)	$2,849
Net loss attributable to noncontrolling interests	4	—	—	4
Segment earnings (loss) attributable to Humana	$2,360	$591	$(98)	$2,853

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2022	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$33,744	$—	$—	$33,744
Group Medicare Advantage	3,732	—	—	3,732
Medicare stand-alone PDP	1,245	—	—	1,245
Total Medicare	38,721	—	—	38,721
Commercial fully-insured	2,249	—	—	2,249
Specialty benefits	522	—	—	522
Medicare Supplement	367	—	—	367
Medicaid and other	3,110	—	—	3,110
Total premiums	44,969	—	—	44,969
Services revenue:
Home solutions	—	1,478	—	1,478
Provider services	—	250	—	250
Commercial ASO	152	—	—	152
Military and other	258	—	—	258
Pharmacy solutions	—	475	—	475
Total services revenue	410	2,203	—	2,613
Total external revenues	45,379	2,203	—	47,582
Intersegment revenues
Services	28	1,751	(1,779)	—
Products	—	4,935	(4,935)	—
Total intersegment revenues	28	6,686	(6,714)	—
Investment income (loss)	92	3	(45)	50
Total revenues	45,499	8,892	(6,759)	47,632
Operating expenses:
Benefits	38,898	—	(174)	38,724
Operating costs	4,192	8,073	(6,206)	6,059
Depreciation and amortization	306	91	(52)	345
Total operating expenses	43,396	8,164	(6,432)	45,128
Income (loss) from operations	2,103	728	(327)	2,504
Interest expense	—	—	191	191
Other income, net	—	—	(29)	(29)
Income (loss) before income taxes and equity in net losses	2,103	728	(489)	2,342
Equity in net earnings (losses)	8	(10)	—	(2)
Segment earnings (loss)	$2,111	$718	$(489)	$2,340
Net income attributable to noncontrolling interests	—	(1)	—	(1)
Segment earnings (loss) attributable to Humana	$2,111	$717	$(489)	$2,339

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
Executive Overview
General
Humana Inc., headquartered in Louisville, Kentucky, is committed to putting health first – for our teammates, our customers, and our company. Through our Humana insurance services, and our CenterWell health care services, we make it easier for the millions of people we serve to achieve their best health – delivering the care and service they need, when they need it. These efforts are leading to a better quality of life for people with Medicare, Medicaid, families, individuals, military service personnel, and communities at large.
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
Employer Group Commercial Medical Products Business Exit
In February 2023, we announced our planned exit from the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. No other Humana health plan offerings are materially affected. Following a strategic review, we determined the Employer Group Commercial Medical Products business was no longer positioned to sustainably meet the needs of commercial members over the long term or support our long-term strategic plans. The exit from this line of business will be phased over the 18 to 24 months following our February 2023 announcement.
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
The COVID-19 National Emergency declared in 2020 was terminated on April 10, 2023 and the Public Health Emergency expired on May 11, 2023.
Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, during the second quarter of 2022, we recorded charges of $203 million. These charges primarily relate to $140 million in asset impairments, including software and abandonment, and $21 million of severance charges in connection with workforce optimization. The remainder of the charges primarily relate to external consulting fees. These charges were recorded at the corporate level and not allocated to the segments. There were no recurring charges in 2023.
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
Seasonality
COVID-19 disrupted the pattern of our quarterly earnings and operating cash flows largely due to the temporary deferral of non-essential care which resulted in reductions in non-COVID-19 hospital admissions and lower overall healthcare system utilization during higher levels of COVID-19 hospital admissions. At the same time, during periods of increased incidences of COVID-19, COVID-19 treatment and testing costs increased. Similar impacts and seasonal disruptions from either higher or lower utilization are expected to persist as we recover from the COVID-19 global health crisis.
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
The Insurance segment also experiences seasonality in the commercial fully-insured product offering. The effect on the Insurance segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. The Employer Group Commercial Fully-Insured business increased our Insurance segment benefit ratio by 20 basis points and 10 basis points for the three months ended June 30, 2023 and 2022, respectively. The Employer Group Commercial Fully-Insured business decreased our Insurance segment benefit ratio by 10 basis points for the six months ended June 30, 2023 and 2022.
The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season. The Insurance segment may experience adverse impacts in the operating cost ratio as a result of our Employer Group Commercial Medical Products exit phased over the 18-24 months following our February 2023 announcement. The Employer Group Commercial Fully-Insured business increased our Insurance segment operating cost ratio by 30 basis points and 60 basis points for the three months ended June 30, 2023 and 2022, respectively. The Employer Group Commercial Fully-Insured business increased our Insurance segment operating cost ratio by 30 basis points and 50 basis points for the six months ended June 30, 2023 and 2022, respectively.

2023 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2023, approximately 3,618,500 members, or 69%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,095,300 members, or 68%, at June 30, 2022.
•Net income was $956 million, or $7.66 per diluted common share, and $697 million, or $5.48 per diluted common share, for the three months ended June 30, 2023, and 2022, respectively. Net income was $2.2 billion, or $17.54 per diluted common share, and $1.6 billion, or $12.77 per diluted common share, for the six months ended June 30, 2023, and 2022, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, transaction and integration costs, charges associated with productivity initiatives in the 2022 quarter, the change in the fair value of publicly-traded equity securities, tax provision related to the pending sale of Kindred at Home's Hospice and Personal Care divisions at June 30, 2022 and accrual related to certain anticipated litigation expenses in the 2023 quarter. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2023 and 2022 quarter and period:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Consolidated income before income taxes and equity in net earnings:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$53	$(8)	$107	$(29)
Transaction and integration costs	4	36	(48)	53
Change in the fair value of publicly-traded equity securities	—	62	(1)	170
Charges associated with productivity initiatives related to the previously disclosed $1 billion value creation plan	—	203	—	203
Accrual related to certain anticipated litigation expenses	90	—	90	—
Total	$147	$293	$148	$397

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$0.43	$(0.06)	$0.85	$(0.23)
Transaction and integration costs	0.03	0.28	(0.38)	0.42
Change in the fair value of publicly-traded equity securities	—	0.48	(0.01)	1.33
Charges associated with productivity initiatives related to the previously disclosed $1 billion value creation plan	—	1.60	—	1.60
Accrual related to certain anticipated litigation expenses	0.72	—	0.72	—
Tax impact of all transactions (1)	(0.27)	0.78	$(0.38)	$0.59
Total	$0.91	$3.08	$0.80	$3.71

(1) Includes $1.31 per diluted common share related to the recognition of a deferred tax liability in the 2022 quarter and period in connection with the held-for-sale classification of the KAH Hospice sale at June 30, 2022.

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
It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes including restrictions on our ability to manage our provider network or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, or increases in regulation of our prescription drug benefit businesses, in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
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

Comparison of Results of Operations for 2023 and 2022
The following discussion primarily details our results of operations for the three months ended June 30, 2023, or the 2023 quarter, the three months ended June 30, 2022, or the 2022 quarter, the six months ended June 30, 2023, or the 2023 period, and the six months ended June 30, 2022, or the 2022 period.
Consolidated

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2023 vs 2022		Six months ended June 30, 2023 vs 2022
	2023	2022	2023	2022	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Premiums:
Insurance	$25,495	$22,266	$51,045	$44,969	$3,229	14.5%	$6,076	13.5%
Total premiums revenue	25,495	22,266	51,045	44,969	3,229	14.5%	6,076	13.5%
Services:
Insurance	231	206	473	410	25	12.1%	63	15.4%
CenterWell	747	1,143	1,504	2,203	(396)	(34.6)%	(699)	(31.7)%
Total services revenue	978	1,349	1,977	2,613	(371)	(27.5)%	(636)	(24.3)%
Investment income	274	47	467	50	227	483.0%	417	834.0%
Total revenues	26,747	23,662	53,489	47,632	3,085	13.0%	5,857	12.3%
Operating expenses:
Benefits	22,009	19,099	43,867	38,724	2,910	15.2%	5,143	13.3%
Operating costs	3,111	3,173	6,090	6,059	(62)	(2.0)%	31	0.5%
Depreciation and amortization	191	175	377	345	16	9.1%	32	9.3%
Total operating expenses	25,311	22,447	50,334	45,128	2,864	12.8%	5,206	11.5%
Income from operations	1,436	1,215	3,155	2,504	221	18.2%	651	26.0%
Interest expense	120	101	233	191	19	18.8%	42	22.0%
Other expense (income), net	54	(8)	46	(29)	62	775.0%	75	258.6%
Income before income taxes and equity in net earnings	1,262	1,122	2,876	2,342	140	12.5%	534	22.8%
Provision for income taxes	296	427	655	713	(131)	(30.7)%	(58)	(8.1)%
Equity in net losses (earnings)	(10)	2	(27)	(2)	12	600.0%	25	1,250.0%
Net income	$956	$697	$2,194	$1,627	$259	37.2%	$567	34.8%
Diluted earnings per common share	$7.66	$5.48	$17.54	$12.77	$2.18	39.8%	$4.77	37.4%
Benefit ratio (a)	86.3%	85.8%	85.9%	86.1%		0.5%		(0.2)%
Operating cost ratio (b)	11.8%	13.4%	11.5%	12.7%		(1.6)%		(1.2)%
Effective tax rate	23.6%	38.0%	23.0%	30.5%		(14.4)%		(7.5)%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $3.2 billion, or 14.5%, from $22.3 billion in the 2022 quarter to $25.5 billion in the 2023 quarter and increased $6.08 billion, or 13.5%, from $44.97 billion in the 2022 period to $51.05 billion in the 2023 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums. These factors were partially offset by the phase-out of COVID-19 sequestration relief in 2022, as well as the year-over-year decline in membership associated with group commercial medical, group Medicare Advantage and stand-alone PDP products.
Services Revenue
Consolidated services revenue decreased $0.4 billion, or 27.5%, from $1.3 billion in the 2022 quarter to $1.0 billion in the 2023 quarter and decreased $0.6 billion, or 24.3%, from $2.6 billion in the 2022 period to $2.0 billion in the 2023 period primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022.
Investment Income
Investment income increased $227 million, or 483.0%, from $47 million in the 2022 quarter to $274 million in the 2023 quarter and increased $417 million, or 834.0%, from $50 million in the 2022 period to $467 million in the 2023 period primarily due to an increase in interest income on our debt securities as well as the impact of the 2022 quarter and period decrease in the fair value of our publicly traded equity securities investments.
Benefit Expense
Consolidated benefits expense increased $2.9 billion, or 15.2%, from $19.1 billion in the 2022 quarter to $22.0 billion in the 2023 quarter and increased $5.1 billion, or 13.3%, from $38.7 billion in the 2022 period to $43.9 billion in the 2023 period. The consolidated benefit ratio increased 50 basis points from 85.8% for the 2022 quarter to 86.3% for the 2023 quarter primarily due to investments in the benefit design of our products for 2023, higher Medicare Advantage utilization trends in the 2023 quarter, and the impact of continued individual Medicare Advantage growth following the Annual Election Period, or AEP, including a high proportion of age-ins, which typically have a higher benefits expense ratio initially than the average new member. These increases were partially offset by increased individual Medicare Advantage premium yield, higher favorable prior-period medical claims reserve development in the 2023 quarter, and lower COVID-19 inpatient utilization in the 2023 quarter including the corresponding decrease in average unit costs given the additional 20% payment on these admissions during the Public Health Emergency.
The consolidated benefit ratio decreased 20 basis points from 86.1% for the 2022 period to 85.9% for the 2023 period primarily due to increased individual Medicare Advantage premium yield, lower COVID-19 inpatient utilization in the 2023 period including the corresponding decrease in average unit cost given the additional 20% payment on these admissions during the Public Health Emergency, and higher favorable prior-period medical claims reserve development in the 2023 period. These factors were partially offset by investments in the benefit design of our products for 2023, higher Medicare Advantage utilization trends in the 2023 quarter, and the impact of individual Medicare Advantage growth in 2023, including a high proportion of age-ins. Further, the 2023 quarter and period ratios continue to reflect a shift in line of business mix, with growth in individual Medicare Advantage and state-based contracts and other membership, which can carry a higher benefits expense ratio.
Consolidated benefits expense included $232 million of favorable prior-period medical claims reserve development in the 2023 quarter and $37 million of favorable prior-period medical claims development in the 2022 quarter. Consolidated benefits expense included $754 million of favorable prior-period medical claims reserve development in the 2023 period and $397 million of favorable prior-period medical claims reserve development in the 2022 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points in the 2023 quarter and decreased the consolidated benefit ratio by approximately 20 basis points in the 2022 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 150 basis points in the 2023 period and decreased the consolidated benefit ratio by approximately 90 basis points in the 2022 period.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.1 billion, or 2.0%, from $3.2 billion in the 2022 quarter to $3.1 billion in the 2023 quarter and increased $0.03 billion, or 0.5%, from $6.06 billion in the 2022 period to $6.09 billion in the 2023 period. The consolidated operating cost ratio decreased 160 basis points from 13.4% for the 2022 quarter to 11.8% for the 2023 quarter and decreased 120 basis points from 12.7% for the 2022 period to 11.5% for the 2023 period primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022, which carried a significantly higher operating cost ratio compared to the historical consolidated operating cost ratio, scale efficiencies associated with growth in individual Medicare Advantage membership, as well as the impact of initiatives related to the previously-disclosed value creation plan, including $203 million of charges in the 2022 quarter primarily related to asset and software impairment and abandonment. These factors were partially offset by an increase in commissions for brokers related to the individual Medicare Advantage membership growth in 2023, the favorable impact to revenues in 2022 as a result of sequestration relief, and accrual related to certain anticipated litigation expenses in the 2023 quarter.
Depreciation and Amortization
Depreciation and amortization increased $16 million, or 9.1%, from $175 million in the 2022 quarter to $191 million in the 2023 quarter and increased $32 million, or 9.3%, from $345 million in the 2022 period to $377 million in the 2023 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $19 million, or 18.8%, from $101 million in the 2022 quarter to $120 million in the 2023 quarter and increased $42 million, or 22.0%, from $191 million in the 2022 period to $233 million in the 2023 period due to higher rates on the lower average debt balances.
Income Taxes
The effective income tax rate was 23.6% and 38.1% for the three months ended June 30, 2023, and 2022, respectively, and 23.0% and 30.5% for the six months ended June 30, 2023 and 2022, respectively. The year-over-year decrease in the effective income tax rate is primarily due to the tax impact resulting from the excess of the book basis over the tax basis of Gentiva Hospice in connection with the held-for-sale classification at June 30, 2022.

Insurance Segment

	June 30,		Change
	2023	2022	Members	%
Membership:
Individual Medicare Advantage	5,269,100	4,555,100	714,000	15.7%
Group Medicare Advantage	509,500	562,500	(53,000)	(9.4)%
Medicare stand-alone PDP	2,915,300	3,580,700	(665,400)	(18.6)%
Total Medicare	8,693,900	8,698,300	(4,400)	(0.1)%
Medicare Supplement	294,300	317,400	(23,100)	(7.3)%
Commercial fully-insured	475,500	595,400	(119,900)	(20.1)%
Medicaid and other	1,330,200	1,053,000	277,200	26.3%
Military	5,939,100	6,017,800	(78,700)	(1.3)%
Commercial ASO	395,300	448,100	(52,800)	(11.8)%
Total Medical Membership	17,128,300	17,130,000	(1,700)	—%
Total Specialty Membership (a)	5,041,100	5,156,400	(115,300)	(2.2)%
(a) We provide a full range of insured specialty products including dental, vision, and life insurance benefits marketed to individuals and groups. Members included in these products may not be unique to each product since members have the ability to enroll in a medical product and one or more specialty products.

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2023 vs 2022		Six months ended June 30, 2023 vs 2022
	2023	2022	2023	2022	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$19,749	$16,692	$39,558	$33,744	$3,057	18.3%	$5,814	17.2%
Group Medicare Advantage	1,732	1,857	3,497	3,732	(125)	(6.7)%	(235)	(6.3)%
Medicare stand-alone PDP	568	606	1,184	1,245	(38)	(6.3)%	(61)	(4.9)%
Total Medicare	22,049	19,155	44,239	38,721	2,894	15.1%	5,518	14.3%
Commercial fully-insured	950	1,109	1,968	2,249	(159)	(14.3)%	(281)	(12.5)%
Specialty benefits	252	261	506	522	(9)	(3.4)%	(16)	(3.1)%
Medicare Supplement	182	185	361	367	(3)	(1.6)%	(6)	(1.6)%
Medicaid and other	2,062	1,556	3,971	3,110	506	32.5%	861	27.7%
Total premiums revenue	25,495	22,266	51,045	44,969	3,229	14.5%	6,076	13.5%
Commercial ASO	64	75	135	152	(11)	(14.7)%	(17)	(11.2)%
Military and other	167	131	338	258	36	27.5%	80	31.0%
Services revenue	231	206	473	410	25	12.1%	63	15.4%
Total premiums and services revenue	$25,726	$22,472	$51,518	$45,379	$3,254	14.5%	$6,139	13.5%
Income from operations	$1,031	$1,107	$2,358	$2,103	$(76)	(6.9)%	$255	12.1%
Benefit ratio	86.8%	86.1%	86.4%	86.5%		0.7%		(0.1)%
Operating cost ratio	9.9%	9.4%	9.6%	9.2%		0.5%		0.4%

Income from operations
Insurance segment income from operations decreased $0.1 billion, or 6.9%, from $1.1 billion in the 2022 quarter to $1.0 billion in the 2023 quarter primarily due to the same factors impacting the segment's higher benefit and operating cost ratios as more fully described below. Insurance segment income from operations increased $0.3 billion, or 12.1%, from $2.1 billion in the 2022 period to $2.4 billion in the 2023 period primarily due to growth in individual Medicare Advantage membership in 2023.
Enrollment
Individual Medicare Advantage membership increased 714,000 members, or 15.7%, from June 30, 2022 to June 30, 2023 primarily due to membership additions associated with the most recent AEP and continued growth in 2023. The year-over-year growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, membership. Individual Medicare Advantage membership includes 831,400 D-SNP members as of June 30, 2023, a net increase of 170,200 members, or 25.7%, from 661,200 members as of June 30, 2022.
Group Medicare Advantage membership decreased 53,000 members, or 9.4%, from June 30, 2022 to June 30, 2023 reflecting the net loss of certain large accounts partially offset by continued growth in small group accounts.
Medicare stand-alone PDP membership decreased 665,400 members, or 18.6%, from June 30, 2022 to June 30, 2023 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.
Medicaid and other membership increased 277,200 members, or 26.3%, from June 30, 2022 to June 30, 2023 reflecting the impact of membership additions associated with the implementation of the Louisiana and Ohio contracts effective January 2023 and February 2023, respectively.
Commercial fully-insured medical membership decreased 119,900 members, or 20.1%, from June 30, 2022 to June 30, 2023 and commercial ASO medical membership decreased 52,800 members, or 11.8%, from June 30, 2022 to June 30, 2023. These decreases reflect our planned exit of the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. The exit from this line of business will be phased over the 18 to 24 months following our February 2023 announcement.
Military membership decreased 78,700 members, or 1.3%, from June 30, 2022 to June 30, 2023. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
Specialty membership decreased 115,300 members, or 2.2%, from June 30, 2022 to June 30, 2023 reflecting the decline in membership associated with our Optional Supplemental Benefit products as a result of enhanced mandatory dental and vision supplemental benefits on Medicare Advantage plans, as well as loss on dental and vision individuals due to terminations and dental and vision groups cross-sold with medical.

Premiums Revenue
Insurance segment premiums revenue increased $3.2 billion, or 14.5%, from $22.3 billion in the 2022 quarter to $25.5 billion in the 2023 quarter and increased $6.08 billion, or 13.5%, from $44.97 billion in the 2022 period to $51.05 billion in the 2023 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums. These factors were partially offset by the phase-out of COVID-19 sequestration relief in 2022, as well as the year-over-year decline in membership associated with group commercial medical, group Medicare Advantage and stand-alone PDP products.

Services Revenue
Insurance segment services revenue increased $25 million, or 12.1%, from $206 million in the 2022 quarter to $231 million in the 2023 quarter and increased $63 million, or 15.4%, from $410 million in the 2022 period to $473 million in the 2023 period.
Benefits Expense
The Insurance segment benefit ratio increased 70 basis points from 86.1% for the 2022 quarter to 86.8% for the 2023 quarter primarily due to investments in the benefit design of our products for 2023, higher Medicare Advantage utilization trends in the 2023 quarter, and the impact of continued individual Medicare Advantage growth following the Annual Election Period, or AEP, including a high proportion of age-ins, which typically have a higher benefits expense ratio initially than the average new member. These increases were partially offset by increased individual Medicare Advantage premium yield, higher favorable prior-period medical claims reserve development in the 2023 quarter, and lower COVID-19 inpatient utilization in the 2023 quarter including the corresponding decrease in average unit costs given the additional 20% payment on these admissions during the Public Health Emergency.
The Insurance segment benefit ratio decreased 10 basis points from 86.5% for the 2022 period to 86.4% for the 2023 period primarily due to increased individual Medicare Advantage premium yield, lower COVID-19 inpatient utilization in the 2023 period including the corresponding decrease in average unit cost given the additional 20% payment on these admissions during the Public Health Emergency, and higher favorable prior-period medical claims reserve development in the 2023 period. These factors were partially offset by investments in the benefit design of our products for 2023, higher Medicare Advantage utilization trends in the 2023 quarter, and the impact of individual Medicare Advantage growth in 2023, including a high proportion of age-ins. Further, the 2023 quarter and period ratios continue to reflect a shift in line of business mix, with growth in individual Medicare Advantage and state-based contracts and other membership, which can carry a higher benefits expense ratio.
The Insurance segment benefits expense included $232 million of favorable prior-period medical claims reserve development in the 2023 quarter and $37 million of favorable prior-period medical claims reserve development in the 2022 quarter. The Insurance segment benefit expense included $754 million of favorable prior-period medical claims reserve development in the 2023 period and $397 million of favorable prior-period medical claims reserve development in the 2022 period. Prior-period medical claims reserve development decreased the Insurance segment benefit ratio by approximately 90 basis points in the 2023 quarter and decreased the Insurance segment benefit ratio by approximately 20 basis points in the 2022 quarter. Prior-period medical claims reserve development decreased the Insurance segment benefit ratio by approximately 150 basis points in the 2023 period and decreased the Insurance segment benefit ratio by approximately 90 basis points in the 2022 period.
Operating Costs
The Insurance segment operating cost ratio increased 50 basis points from 9.4% for the 2022 quarter to 9.9% for the 2023 quarter and increased 40 basis points from 9.2% for the 2022 period to 9.6% for the 2023 period primarily due to an increase in commissions for brokers related to the individual Medicare Advantage membership growth in 2023, the favorable impact to revenues in 2022 as a result of sequestration relief, and accrual related to certain anticipated litigation expenses in the 2023 quarter. These factors were partially offset by scale efficiencies associate with growth in the individual Medicare Advantage membership and the impact of initiatives related to the previously-disclosed value creation plan.

CenterWell Segment

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2023 vs 2022		Six months ended June 30, 2023 vs 2022
	2023	2022	2023	2022	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$341	$752	$655	$1,478	$(411)	(54.7)%	$(823)	(55.7)%
Pharmacy solutions	216	254	458	475	(38)	(15.0)%	(17)	(3.6)%
Provider services	190	137	391	250	53	38.7%	141	56.4%
Total services revenue	747	1,143	1,504	2,203	(396)	(34.6)%	(699)	(31.7)%
Intersegment revenues:
Home solutions	321	117	635	226	204	174.4%	409	181.0%
Pharmacy solutions	2,639	2,489	5,254	4,935	150	6.0%	319	6.5%
Provider services	823	777	1,642	1,525	46	5.9%	117	7.7%
Total intersegment revenues	3,783	3,383	7,531	6,686	400	11.8%	845	12.6%
Total services and intersegment revenues	$4,530	$4,526	$9,035	$8,889	$4	0.1%	$146	1.6%
Income from operations	$287	$358	$617	$728	$(71)	(19.8)%	$(111)	(15.2)%
Operating cost ratio	92.6%	91.1%	92.1%	90.8%		1.5%		1.3%

Income from operations
CenterWell income from operations decreased $71 million, or 19.8%, from $358 million in the 2022 quarter to $287 million in the 2023 quarter and decreased $111 million, or 15.2%, from $728 million in the 2022 period to $617 million in the 2023 period primarily due to the same factors impacting the segment's higher operating cost ratio as more fully described below.
Services Revenue
CenterWell services revenue decreased $0.4 billion, or 34.6%, from $1.1 billion in the 2022 quarter to $0.7 billion in the 2023 quarter and decreased $0.7 billion, or 31.7%, from $2.2 billion in the 2022 period to $1.5 billion in the 2023 period primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022.
Intersegment Revenues
CenterWell intersegment revenues increased $0.4 billion, or 11.8%, from $3.4 billion in the 2022 quarter to $3.8 billion in the 2023 quarter and increased $0.8 billion, or 12.6%, from $6.7 billion in the 2022 period to $7.5 billion in the 2023 period primarily due to individual Medicare Advantage membership growth, which led to higher pharmacy revenues, higher revenues associated with growth in the provider business, and greater intersegment revenues associated with the home solutions business as a result of the expansion of the value-based care home model in 2023 compared to 2022.

Operating Costs
The CenterWell segment operating cost ratio increased 150 basis points from 91.1% for the 2022 quarter to 92.6% for the 2023 quarter and increased 130 basis points from 90.8% for the 2022 period to 92.1% for the 2023 period primarily due the divestiture of the 60% ownership of Gentiva Hospice in August 2022, which carried a lower operating cost ratio compared to other businesses within the segment, the expansion of the value-based care model within the home solutions business, which carries a higher operating cost ratio compared to the core fee-for-service business, along with growth in Medicare Advantage episodes in the core fee-for-service business, as well as continued investments within the home solutions business to abate the pressures of the current nursing labor environment. The 2023 period increases were partially offset by an improving ratio in the provider business driven by year-over-year medical costs favorability.

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
Cash and cash equivalents increased to approximately $16.2 billion at June 30, 2023 from $5.1 billion at December 31, 2022. The change in cash and cash equivalents for the six months ended June 30, 2023 and 2022 is summarized as follows:

	Six Months Ended
	2023	2022
	(in millions)
Net cash provided by operating activities	$9,863	$1,261
Net cash used in investing activities	(2,025)	(1,670)
Net cash provided by financing activities	3,315	2,235
Increase in cash and cash equivalents	$11,153	$1,826
Cash Flow from Operating Activities
Cash flows provided by operations of $9.9 billion in the 2023 period increased $8.6 billion from cash flows provided by operations of $1.3 billion in the 2022 period. Our operating cash flows for the 2023 period were significantly impacted by the early receipt of the Medicare premium remittance of $7.0 billion in June 2023 because the payment date for July 2023 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at June 30, 2023. Additionally, the 2023 period includes the CMS mid-year settlement of $2.2 billion which was received in

June 2023. The 2022 period does not include the CMS mid-year settlement as it was received in July 2022. Our operating cash flows for the 2023 period also reflect higher earnings compared to the 2022 period and, excluding the items notes above, the negative impact of working capital items compared to the 2022 period.
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
The detail of total net receivables at June 30, 2023 and December 31, 2022 and reconciliation to cash flow for the six months ended June 30, 2023 and 2022 was as follows:

	June 30, 2023	December 31, 2022	2023 Period Change	2022 Period Change
	(in millions)
Medicare	$913	$1,260	$(347)	$1,740
Commercial and other	467	383	84	(201)
Military	121	101	20	5
Allowances	(72)	(70)	(2)	11
Total net receivables	$1,429	$1,674	$(245)	$1,555
Reconciliation to cash flow statement:
Receivables from acquisition			(24)	—
Receivables held-for-sale			—	178
Change in receivables per cash flow statement			$(269)	$1,733

The changes in Medicare receivables for both the 2023 period and the 2022 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
During the 2023 period and 2022 period, we acquired various businesses for approximately $189 million and $167 million, net of cash received, respectively.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our provider services operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $487 million in the 2023 period and $574 million in the 2022 period.
Net purchases of investment securities were $1.3 billion in the 2023 period and net purchases of investment securities were $929 million in the 2022 period.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $3.5 billion and $3.1 billion in the 2023 and 2022 periods, respectively.

Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $27 million and $4 million in the 2023 and 2022 periods, respectively.
Net proceeds from the issuance of commercial paper were $238 million in the 2023 period and net repayments from the issuance of commercial paper were $418 million in the 2022 period. The maximum principal amount outstanding at any one time during the 2023 period was $850 million.
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
In March 2023, we entered into a Rule 10b5-1 Repurchase Plan, or the Plan, to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million aggregate principal amount of 3.850% senior notes maturing in October 2024 during the Plan period beginning on March 13, 2023 and ending on July 21, 2023. During the six months ended June 30, 2023, we repurchased $325 million principal amount of our $1.5 billion, 0.650% senior notes for approximately $322 million cash and $28 million principal amount of our $600 million, 3.850% senior notes for approximately $27 million cash.
We repurchased common shares for $601 million and $1.0 billion in the 2023 period and 2022 period, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $27 million and $28 million in the 2023 period and 2022 period, respectively.
We paid dividends to stockholders of $211 million during the 2023 period and $191 million during the 2022 period.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2023 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa3 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.1 billion at June 30, 2023 compared to $934 million at December 31, 2022. This increase primarily reflects net proceeds from the issuance of senior notes and commercial paper, the sale of investment securities, dividends from insurance subsidiaries and cash from certain non-insurance subsidiaries within our CenterWell segment partially offset by common stock repurchases, repayment of the Delayed Draw Term Loan, repayment of maturing senior notes, capital expenditures, repayment of borrowings under the commercial paper program, capital contributions to certain subsidiaries, cash dividends to shareholders and acquisitions. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2023, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $11.9 billion, which exceeded aggregate minimum regulatory requirements of $8.8 billion. The amount of ordinary dividends paid to our parent company was approximately $0.7 billion during the six months ended June 30, 2023. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at June 30, 2023. Our net unrealized position decreased $102 million from a net unrealized loss position of $1.7 billion at December 31, 2022 to a net unrealized loss position of $1.6 billion at June 30, 2023. At June 30, 2023, we had gross unrealized losses of $1.6 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the six months ended June 30, 2023. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.2 years as of June 30, 2023 and December 31, 2022. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $675 million at June 30, 2023.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2023.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 2023	226,434	$508.44	226,434	$2,818,207,924
May 2023	255,595	521.70	255,595	2,684,862,954
June 2023	602,096	464.53	602,096	2,405,174,034
Total	1,084,125	$—	1,084,125
(1)On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026. Our remaining repurchase authorization was $2.2 billion as of August 1, 2023.
(2)Excludes 54,134 shares repurchased in connection with employee stock plans.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 8, 2022 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 8, 2022).
10.1	Five-Year $2.5 Billion Amended and Restated Credit Agreement, dated as of June 2, 2023, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on June 2, 2023).
10.2	364-Day $1.5 Billion Revolving Credit Agreement, dated as of June 2, 2023, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on June 2, 2023).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	August 2, 2023	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)