Form 10-Q
period 2023-09-30
HUMANA INC
filed 2023-11-01
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2023
$0.16 2/3 par value	123,110,720 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2023

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,148	$5,061
Investment securities	15,145	13,881
Receivables, net of allowances of $73 in 2023 and $70 in 2022	1,824	1,674
Other current assets	6,136	5,567
Total current assets	38,253	26,183
Property and equipment, net	3,342	3,221
Long-term investment securities	370	380
Equity method investments	762	749
Goodwill	9,540	9,142
Other long-term assets	3,638	3,380
Total assets	$55,905	$43,055
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$10,196	$9,264
Trade accounts payable and accrued expenses	7,600	5,238
Book overdraft	246	298
Unearned revenues	7,536	286
Short-term debt	2,245	2,092
Total current liabilities	27,823	17,178
Long-term debt	9,483	9,034
Other long-term liabilities	1,595	1,473
Total liabilities	38,901	27,685
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,690,082 shares issued at September 30, 2023 and 198,666,598 shares issued at December 31, 2022	33	33
Capital in excess of par value	3,362	3,246
Retained earnings	28,191	25,492
Accumulated other comprehensive loss	(1,503)	(1,304)
Treasury stock, at cost, 75,579,362 shares at September 30, 2023 and 73,691,955 shares at December 31, 2022	(13,134)	(12,156)
Total stockholders' equity	16,949	15,311
Noncontrolling interests	55	59
Total equity	17,004	15,370
Total liabilities and equity	$55,905	$43,055

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share results)
Revenues:
Premiums	$25,099	$21,468	$76,144	$66,437
Services	1,016	1,159	2,993	3,772
Investment income	308	172	775	222
Total revenues	26,423	22,799	79,912	70,431
Operating expenses:
Benefits	21,745	18,384	65,612	57,108
Operating costs	3,271	3,061	9,361	9,120
Depreciation and amortization	201	182	578	527
Total operating expenses	25,217	21,627	75,551	66,755
Income from operations	1,206	1,172	4,361	3,676
Gain on sale of Gentiva Hospice	—	(240)	—	(240)
Interest expense	114	102	347	293
Other (income) expense, net	(6)	13	40	(16)
Income before income taxes and equity in net losses	1,098	1,297	3,974	3,639
Provision for income taxes	256	107	911	820
Equity in net (losses) earnings	(12)	3	(39)	1
Net income	$830	$1,193	$3,024	$2,820
Net loss attributable to noncontrolling interests	2	2	6	1
Net income attributable to Humana	$832	$1,195	$3,030	$2,821
Basic earnings per common share	$6.74	$9.45	$24.37	$22.27
Diluted earnings per common share	$6.71	$9.39	$24.26	$22.16
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Net income attributable to Humana	$832	$1,195	$3,030	$2,821
Other comprehensive income (loss):
Change in gross unrealized investment losses	(365)	(590)	(314)	(1,982)
Effect of income taxes	85	135	73	455
Total change in unrealized investment losses, net of tax	(280)	(455)	(241)	(1,527)
Reclassification adjustment for net realized losses	3	50	56	23
Effect of income taxes	—	(11)	(14)	(5)
Total reclassification adjustment, net of tax	3	39	42	18
Other comprehensive loss, net of tax	(277)	(416)	(199)	(1,509)
Comprehensive income attributable to Humana	$555	$779	$2,831	$1,312
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2023
Balances, June 30, 2023	198,690	$33	$3,313	$27,468	$(1,226)	$(12,754)	$16,834	$57	$16,891
Net income				832			832	(2)	830
Other comprehensive loss					(277)		(277)		(277)
Common stock repurchases			—			(383)	(383)		(383)
Dividends and dividend equivalents			—	(109)			(109)		(109)
Stock-based compensation			53				53		53
Restricted stock unit vesting	—	—	(3)			3	—		—
Stock option exercises	—	—	(1)			—	(1)		(1)
Balances, September 30, 2023	198,690	$33	$3,362	$28,191	$(1,503)	$(13,134)	$16,949	$55	$17,004

Three months ended September 30, 2022
Balances, June 30, 2022	198,667	$33	$3,153	$24,511	$(1,051)	$(11,156)	$15,490	$20	$15,510
Net income				1,195			1,195	(2)	1,193
Distribution from noncontrolling interest holders, net								3	3
Sale of Gentiva Hospice								(11)	(11)
Acquisition								53	53
Other comprehensive loss					(416)		(416)		(416)
Common stock repurchases			—			(4)	(4)		(4)
Dividends and dividend equivalents			—	(100)			(100)		(100)
Stock-based compensation			80				80		80
Restricted stock unit vesting	—	—	(3)			3	—		—
Stock option exercises	—	—	4			5	9		9
Balances, September 30, 2022	198,667	$33	$3,234	$25,606	$(1,467)	$(11,152)	$16,254	$63	$16,317
See accompanying notes to condensed consolidated financial statements.

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) income	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2023
Balances, December 31, 2022	198,667	$33	$3,246	$25,492	$(1,304)	$(12,156)	$15,311	$59	$15,370
Net income				3,030			3,030	(6)	3,024
Distribution from noncontrolling interest holders, net							—	7	7
Acquisition							—	(5)	(5)
Other comprehensive loss					(199)		(199)		(199)
Common stock repurchases			—			(1,011)	(1,011)		(1,011)
Dividends and dividend equivalents			—	(331)			(331)		(331)
Stock-based compensation			142				142		142
Restricted stock unit vesting	23	—	(30)			30	—		—
Stock option exercises	—	—	4			3	7		7
Balances, September 30, 2023	198,690	$33	$3,362	$28,191	$(1,503)	$(13,134)	$16,949	$55	$17,004

Nine months ended September 30, 2022
Balances, December 31, 2021	198,649	$33	$3,082	$23,086	$42	$(10,163)	$16,080	$23	$16,103
Net income				2,821			2,821	(1)	2,820
Distribution to noncontrolling interest holders, net							—	(1)	(1)
Sale of Gentiva Hospice							—	(11)	(11)
Acquisition							—	53	53
Other comprehensive loss					(1,509)		(1,509)		(1,509)
Common stock repurchases			—			(1,032)	(1,032)		(1,032)
Dividends and dividend equivalents			—	(301)			(301)		(301)
Stock-based compensation			173				173		173
Restricted stock unit vesting	18	—	(31)			31	—		—
Stock option exercises	—	—	10			12	22		22
Balances, September 30, 2022	198,667	$33	$3,234	$25,606	$(1,467)	$(11,152)	$16,254	$63	$16,317

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2023	2022
	(in millions)
Cash flows from operating activities
Net income	$3,024	$2,820
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Gentiva Hospice	—	(240)
Loss on investment securities, net	49	136
Equity in net losses (earnings)	39	(1)
Stock-based compensation	142	173
Depreciation	628	555
Amortization	51	73
Impairment of property and equipment	31	144
Deferred income taxes	—	(33)
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	(126)	11
Other assets	(935)	(465)
Benefits payable	870	948
Other liabilities	39	(195)
Unearned revenues	7,250	5,758
Other	53	30
Net cash provided by operating activities	11,115	9,714
Cash flows from investing activities
Proceeds from sale of Gentiva Hospice, net	—	2,708
Acquisitions, net of cash and cash equivalents acquired	(223)	(293)
Purchases of property and equipment, net	(721)	(862)
Purchases of investment securities	(3,366)	(4,740)
Proceeds from maturities of investment securities	885	1,214
Proceeds from sales of investment securities	815	1,979
Net cash (used in) provided by investing activities	(2,610)	6
Cash flows from financing activities
Receipts from contract deposits, net	2,481	3,787
Proceeds from issuance of senior notes, net	1,215	744
Repayments of senior notes	(1,719)	—
Proceeds from issuance (repayments) of commercial paper, net	1,618	(660)
Repayment of term loan	(500)	(2,000)
Debt issue costs	(4)	(2)
Change in book overdraft	(52)	(89)
Common stock repurchases	(1,002)	(1,032)
Dividends paid	(320)	(291)
Other	(135)	(13)
Net cash provided by financing activities	1,582	444
Increase in cash and cash equivalents	10,087	10,164
Cash and cash equivalents at beginning of period	5,061	3,394
Cash and cash equivalents at end of period	$15,148	$13,558

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$317	$256
Income tax payments, net	$957	$751
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$454	$411
Less: Fair value of liabilities assumed	(236)	(65)
Less: Noncontrolling interests acquired	5	(53)
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$223	$293
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

Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities beginning in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, during the three and nine months ended September 30, 2022, we recorded charges of $82 million and $285 million, respectively. For the three and nine months ended September 30, 2022, these charges primarily relate to $4 million and $144 million, respectively, in asset impairments, including software and abandonment, and $44 million and $65 million, respectively, of severance charges in connection with workforce optimization. The remainder of the charges primarily relate to external consulting fees. During the three months ended September 30, 2023, we recorded charges of $52 million primarily in asset impairments relating to software and abandonment. In connection with these initiatives, we expect to incur additional charges through the end of 2024. These charges are recorded at the corporate level and not allocated to the segments.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. Initially during periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-emergent and elective medical care have resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.
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
At September 30, 2023, accounts receivable related to services were $322 million. For the three and nine months ended September 30, 2023, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at September 30, 2023.
For the three and nine months ended September 30, 2023, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

3. ACQUISITIONS AND DIVESTITURES
On August 11, 2022, we completed the sale of a 60% interest in Gentiva (formerly Kindred) Hospice to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $240 million. For the three and nine months ended September 30, 2022, the accompanying condensed consolidated statement of income includes revenues related to Gentiva Hospice of $177 million and $958 million, respectively, and pretax earnings of $24 million and $150 million, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2023 and December 31, 2022, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,043	$—	$(105)	$1,938
Mortgage-backed securities	3,890	—	(637)	3,253
Tax-exempt municipal securities	848	—	(50)	798
Mortgage-backed securities:
Residential	497	—	(85)	412
Commercial	1,475	—	(155)	1,320
Asset-backed securities	1,849	—	(65)	1,784
Corporate debt securities	6,864	14	(868)	6,010
Total debt securities	$17,466	$14	$(1,965)	15,515
Common stock				—
Total investment securities				$15,515

December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,093	$1	$(55)	$1,039
Mortgage-backed securities	3,697	4	(471)	3,230
Tax-exempt municipal securities	765	—	(37)	728
Mortgage-backed securities:
Residential	477	—	(76)	401
Commercial	1,554	—	(155)	1,399
Asset-backed securities	1,809	1	(79)	1,731
Corporate debt securities	6,551	3	(828)	5,726
Total debt securities	$15,946	$9	$(1,701)	14,254
Common stock				7
Total investment securities				$14,261

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We held certain corporate debt securities of Gentiva Hospice at September 30, 2023 with amortized cost and fair value of approximately $281 million and $295 million, respectively.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at September 30, 2023 and December 31, 2022, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,483	$(51)	$407	$(54)	$1,890	$(105)
Mortgage-backed securities	1,084	(66)	2,169	(571)	3,253	(637)
Tax-exempt municipal securities	278	(6)	515	(44)	793	(50)
Mortgage-backed securities:
Residential	48	(1)	363	(84)	411	(85)
Commercial	15	—	1,304	(155)	1,319	(155)
Asset-backed securities	343	(6)	1,430	(59)	1,773	(65)
Corporate debt securities	961	(35)	4,648	(833)	5,609	(868)
Total debt securities	$4,212	$(165)	$10,836	$(1,800)	$15,048	$(1,965)

December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$512	$(5)	$397	$(50)	$909	$(55)
Mortgage-backed securities	1,231	(104)	1,683	(367)	2,914	(471)
Tax-exempt municipal securities	64	(2)	615	(36)	679	(38)
Mortgage-backed securities:
Residential	124	(16)	274	(60)	398	(76)
Commercial	243	(13)	1,157	(142)	1,400	(155)
Asset-backed securities	620	(32)	1,011	(46)	1,631	(78)
Corporate debt securities	1,625	(98)	3,825	(730)	5,450	(828)
Total debt securities	$4,419	$(270)	$8,962	$(1,431)	$13,381	$(1,701)

Approximately 98% of our debt securities were investment-grade quality, with a weighted average credit rating of AA by Standard & Poor's Rating Service, or S&P, at September 30, 2023. Most of the debt securities that were below investment-grade were rated BB-, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,790 positions out of a total of approximately 2,070 positions at September 30, 2023. All issuers of debt securities we own that were trading at an unrealized loss at September 30, 2023 remain current on all contractual payments. After taking into account these

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At September 30, 2023, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and nine months ended September 30, 2023 or 2022.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Gross gains on investment securities	$—	$2	$15	$41
Gross losses on investment securities	(4)	(52)	(65)	(58)
Gross gains on equity securities	—	51	1	51
Gross losses on equity securities	—	—	—	(170)
Net recognized (losses) gains on investment securities	$(4)	$1	$(49)	$(136)
The gains and losses related to equity securities for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net gains (losses) recognized on equity securities during the period	$—	$51	$1	$(119)
Less: Net gains (losses) recognized on equity securities sold during the period	—	47	—	(105)
Unrealized gains (losses) recognized on equity securities still held at the end of the period	$—	$4	$1	$(14)
The contractual maturities of debt securities available for sale at September 30, 2023, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$659	$654
Due after one year through five years	4,850	4,565
Due after five years through ten years	3,017	2,573
Due after ten years	1,229	954
Mortgage and asset-backed securities	7,711	6,769
Total debt securities	$17,466	$15,515

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2023 and December 31, 2022, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2023
Cash equivalents	$15,035	$15,035	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,938	—	1,938	—
Mortgage-backed securities	3,253	—	3,253	—
Tax-exempt municipal securities	798	—	798	—
Mortgage-backed securities:
Residential	412	—	412	—
Commercial	1,320	—	1,320	—
Asset-backed securities	1,784	—	1,784	—
Corporate debt securities	6,010	—	5,905	105
Total debt securities	15,515	—	15,410	105
Total invested assets	$30,550	$15,035	$15,410	$105

December 31, 2022
Cash equivalents	$4,832	$4,832	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,039	—	1,039	—
Mortgage-backed securities	3,230	—	3,230	—
Tax-exempt municipal securities	728	—	728	—
Mortgage-backed securities:
Residential	401	—	401	—
Commercial	1,399	—	1,399	—
Asset-backed securities	1,731	—	1,731	—
Corporate debt securities	5,726	—	5,625	101
Total debt securities	14,254	—	14,153	101
Common stock	7	7	—	—
Total invested assets	$19,093	$4,839	$14,153	$101

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our Level 3 assets had a fair value of $105 million at September 30, 2023, or 0.3% of our total invested assets. During the nine months ended September 30, 2023 and 2022, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
	Private Placements
	(in millions)
Beginning balance at January 1	$101	$68
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	(1)	—
Purchases	13	(12)
Sales	—	44
Maturities	(4)	—
Transfer out	(4)
Balance at September 30	$105	$100
Interest Rate Swaps

During the third quarter of 2023, we entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on our $750 million of 5.875% senior notes and our $750 million of 5.500% senior notes from fixed rates to variable rates to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. Our swap agreements, which are considered derivative instruments, exchange the fixed interest rate under our 5.875% and 5.500% senior notes for a variable interest rate based on SOFR. Interest rate swaps with notional amounts of $650 million, maturing September 1, 2032, and $250 million, maturing March 15, 2033, were outstanding on our 5.875% and 5.500% senior notes, respectively, at September 30, 2023. These swap agreements were qualified and designated as a fair value hedge. The swap liability, included within other long-term liabilities on our condensed consolidated balance sheet, was not material at September 30, 2023. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and nine months ended September 30, 2023.

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $9.5 billion at September 30, 2023 and $10.0 billion at December 31, 2022. The fair value of our senior notes debt was $8.7 billion at September 30, 2023 and $9.4 billion at December 31, 2022. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. The commercial paper borrowings were $2.2 billion at September 30, 2023. The term loans and commercial paper borrowings were $1.1 billion at December 31, 2022.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values associated with our Primary Care Organization strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $410 million and $12 million, respectively, at September 30, 2023. The put and call options fair values, derived from the Monte Carlo simulation, were $267 million and $10 million, respectively, at December 31, 2022. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets.
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

	September 30, 2023	December 31, 2022
Annualized volatility	16.6% - 19.6%	16.7% - 20.8%
Credit spread	0.9% - 1.4%	1.3% - 1.5%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	12.0% - 13.0%	11.5% - 12.5%
Long term growth rate	3.0%	3.0%
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2023 and December 31, 2022. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

	September 30, 2023		December 31, 2022
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$131	$517	$240	$696
Trade accounts payable and accrued expenses	(150)	(3,566)	(166)	(1,236)
Net current (liability) asset	(19)	(3,049)	74	(540)
Other long-term assets	235	—	19	—
Other long-term liabilities	(123)	—	(78)	—
Net long-term asset (liability)	112	—	(59)	—
Total net asset (liability)	$93	$(3,049)	$15	$(540)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2023 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2023	$2,472	$6,670	$9,142
Acquisitions	191	207	398
Balance at September 30, 2023	$2,663	$6,877	$9,540

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2023 and December 31, 2022:

		September 30, 2023			December 31, 2022
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,132	$—	$1,132	$1,132	$—	$1,132
Medicare licenses	Indefinite	302	—	302	286	—	286
Customer contracts/ relationships	9.4 years	955	708	247	929	673	256
Trade names and technology	6.7 years	139	106	33	142	107	35
Provider contracts	11.6 years	73	64	9	73	63	10
Noncompetes and other	8.4 years	84	42	42	86	40	46
Total other intangible assets	9.2 years	$2,685	$920	$1,765	$2,648	$883	$1,765
    For the three months ended September 30, 2023 and 2022, amortization expense for other intangible assets was approximately $17 million and $25 million, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense for other intangible assets was approximately $51 million and $61 million, respectively. The following table presents our estimate of amortization expense remaining for 2023 and each of the next five succeeding years at September 30, 2023:

(in millions)
For the years ending December 31,
2023	$15
2024	60
2025	58
2026	44
2027	34
2028	29
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022
	(in millions)
Balances, beginning of period	$9,264	$8,289
Acquisitions	62	—
Incurred related to:
Current year	66,370	57,512
Prior years	(758)	(404)
Total incurred	65,612	57,108
Paid related to:
Current year	(56,700)	(48,835)
Prior years	(8,042)	(7,325)
Total paid	(64,742)	(56,160)
Balances, end of period	$10,196	$9,237
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At September 30, 2023, benefits payable included IBNR of approximately $6.4 billion, primarily associated with claims incurred in 2023.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$832	$1,195	$3,030	$2,821
Weighted average outstanding shares of common stock used to compute basic earnings per common share	123,426	126,572	124,335	126,678
Dilutive effect of:
Employee stock options	26	61	31	50
Restricted stock	531	723	519	577
Shares used to compute diluted earnings per common share	123,983	127,356	124,885	127,305
Basic earnings per common share	$6.74	$9.45	$24.37	$22.27
Diluted earnings per common share	$6.71	$9.39	$24.26	$22.16
Number of antidilutive stock options and restricted stock excluded from computation	137	78	251	267

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

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2023 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
12/30/2022	1/27/2023	$0.7875	$98
03/31/2023	04/28/2023	$0.8850	$111
06/30/2023	07/28/2023	$0.8850	$110
9/29/2023	10/27/2023	$0.8850	$109
In October 2023, the Board declared a cash dividend of $0.885 per share payable on January 26, 2024 to stockholders of record as of the close of business on December 29, 2023. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.
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
On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026. During the nine months ended September 30, 2023, we repurchased 2.0 million shares in open market transactions for $980 million at an average price of $478.20 under the current share repurchase authorization. During the nine months ended September 30, 2022, we did not repurchase shares in open market transactions.
Our remaining repurchase authorization was $1.9 billion as of October 31, 2023.
In connection with employee stock plans, we acquired 0.06 million common shares for $31 million and 0.07 million common shares for $32 million during the nine months ended September 30, 2023 and 2022, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 23.5% and 23.1% for the three and nine months ended September 30, 2023, respectively, and 8.2% and 22.5% for the three and nine months ended September 30, 2022, respectively. The year-over-year increase in the effective income tax rate is primarily due to the August 2022 disposition of our 60% interest in Gentiva Hospice, which resulted in an increase to our tax basis in both the shares sold and the shares retained, thereby reducing the effective income tax rate for the three and nine months ended September 30, 2022.
For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in millions)
Short-term debt:
Commercial paper	$2,245	$595
Senior notes:
$1.5 billion, 0.650% due August 3, 2023	—	1,497
Total senior notes	—	1,497
Total short-term debt	$2,245	$2,092
Long-term debt:
Senior notes:
$600 million, 3.850% due October 1, 2024	$572	$599
$600 million, 4.500% due April 1, 2025	598	597
$500 million, 5.700% due March 13, 2026	497	—
$750 million, 1.350% due February 3, 2027	688	745
$600 million, 3.950% due March 15, 2027	537	597
$500 million, 5.750% due March 1, 2028	495	494
$750 million, 3.700% due March 23, 2029	689	743
$500 million, 3.125% due August 15, 2029	458	496
$500 million, 4.875% due April 1, 2030	496	495
$750 million, 2.150% due February 3, 2032	743	743
$750 million, 5.875% due March 1, 2033	715	739
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	396	396
$500 million, 3.950% due August 15, 2049	493	493
$750 million, 5.500% due March 15, 2053	709	—
Total senior notes	9,483	8,534
Term loans:
Delayed draw term loan, due May 28, 2024	—	500
Total term loans	—	500
Total long-term debt	$9,483	$9,034
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
In August 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, our $600 million aggregate principal amount of 3.950% senior notes maturing in March 2027, our $750 million aggregate principal amount of 3.700%

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
senior notes maturing in March 2029, and our $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 during the period beginning on August 7, 2023 and ending on November 15, 2023. For the three months ended September 30, 2023, we repurchased $213 million principal amount of these senior notes for approximately $196 million cash.
In March 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million aggregate principal amount of 3.850% senior notes maturing in October 2024 during the period beginning on March 13, 2023 and ending on July 21, 2023. For the nine months ended September 30, 2023, we repurchased $361 million principal amount of these senior notes for approximately $358 million cash. In August 2023, we repaid the remaining $1.2 billion aggregate principal amount of our 0.650% senior notes due on their maturity date of August 3, 2023.
During the third quarter of 2023, we entered into interest rate swap agreements to exchange the fixed interest rate under our 5.875% and 5.500% senior notes for a variable interest rate based on SOFR, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate adjustment to the carrying value of the 5.875% and 5.500% senior notes was $26 million and $5 million, respectively, at September 30, 2023.
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
The SOFR spread, currently 103.5 basis points under the 5-year revolving credit agreement and 105.5 basis points under the 364-day revolving credit agreement, varies depending on our credit ratings ranging from 92.0 to 130.0 basis points under the 5-year revolving credit agreement and from 94.0 to 135.0 basis points under the 364-day revolving credit agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 9.0 basis points, under the 5-year revolving credit agreement and 7.0 basis points under the 364-day revolving agreement, varies depending on our credit ratings ranging from 8.0 to 20.0 basis points under the 5-year revolving credit agreement and from 6.0 to 15.0 basis points under the 364-day revolving credit agreement.
Our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 41.1% as measured in accordance with the revolving credit agreements as of September 30, 2023.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
At September 30, 2023, we had no borrowings and approximately $18 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of September 30, 2023, we had $2.482 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2023 was $2.3 billion, with $2.2 billion outstanding at September 30, 2023 compared to $0.6 billion outstanding at December 31, 2022. The outstanding commercial paper at September 30, 2023 had a weighted average annual interest rate of 5.58%.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At September 30, 2023 we had no outstanding short-term FHLB borrowings.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the nine months ended September 30, 2023, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2023, and all of our product offerings filed with CMS for 2023 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (“APA”). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. They also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2023 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. We expect CMS to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without a FFS Adjuster, to CMS and HHS-OIG RADV audits conducted for PY 2018 and subsequent years. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, could have a material adverse effect on our results of operations, financial position, or cash flows.

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
On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. We remain committed to working alongside CMS to promote the integrity of the MA program as well as affordability and cost certainty for our members. It is critical that MA plans

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
are paid accurately and that payment model principles, including the application of a FFS Adjuster, are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.

Our state-based Medicaid business, which accounted for approximately 7% of our total premiums and services revenue for the nine months ended September 30, 2023 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At September 30, 2023, our Military business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2023, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the DoD and is currently scheduled to expire on December 31, 2023, unless further extended.
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
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana Inc., currently pending in United States District Court, Western District of Kentucky, Louisville division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On March 31, 2022, the Court denied the parties' Motions for Summary Judgement. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and continue to vigorously defend against these allegations. As of September 30, 2023, we have accrued certain anticipated expenses in connection with this matter.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. There is no assurance that we will prevail in the lawsuit. See “Government Contracts” in this footnote to the unaudited Consolidated Financial Statements of this Form 10-Q for additional information regarding this matter.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

14. SEGMENT INFORMATION
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy dispensing services, primary care, and home services. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. Prior period segment financial information has been recast to conform to the 2023 presentation.
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
The CenterWell segment includes our pharmacy, primary care, and home solutions operations. The segment also includes our strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers, as well as our minority ownership interest in hospice operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $5.7 billion and $5.4 billion for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022 these amounts were $14.7 billion and $14.2 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The amount of this expense was $35 million and $30 million for the three months ended September 30, 2023 and 2022, respectively, and $102 million and $89 million for the nine months ended September 30, 2023 and 2022, respectively.
Other than those described previously, the accounting policies of each segment are the same. For additional information regarding our accounting policies refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2022 Form 10-K. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home services, to our Insurance segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.
Our segment results were as follows for the three and nine months ended September 30, 2023 and 2022:

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2023	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$19,637	$—	$—	$19,637
Group Medicare Advantage	1,695	—	—	1,695
Medicare stand-alone PDP	493	—	—	493
Total Medicare	21,825	—	—	21,825
Commercial fully-insured	842	—	—	842
Specialty benefits	252	—	—	252
Medicare Supplement	185	—	—	185
State-based contracts and other	1,995	—	—	1,995
Total premiums	25,099	—	—	25,099
Services revenue:
Home solutions	—	342	—	342
Primary care	—	214	—	214
Commercial ASO	55	—	—	55
Military and other	202	—	—	202
Pharmacy solutions	—	203	—	203
Total services revenue	257	759	—	1,016
Total external revenues	25,356	759	—	26,115
Intersegment revenues
Services	1	1,307	(1,308)	—
Products	—	2,594	(2,594)	—
Total intersegment revenues	1	3,901	(3,902)	—
Investment income	154	—	154	308
Total revenues	25,511	4,660	(3,748)	26,423
Operating expenses:
Benefits	21,976	—	(231)	21,745
Operating costs	2,634	4,207	(3,570)	3,271
Depreciation and amortization	179	53	(31)	201
Total operating expenses	24,789	4,260	(3,832)	25,217
Income from operations	722	400	84	1,206
Interest expense	—	1	113	114
Other income, net	—	—	(6)	(6)
Income (loss) before income taxes and equity in net earnings	722	399	(23)	1,098
Equity in net losses	—	(12)	—	(12)
Segment earnings (loss)	$722	$387	$(23)	$1,086
Net loss (income) attributable to noncontrolling interests	3	(1)	—	2
Segment earnings (loss) attributable to Humana	$725	$386	$(23)	$1,088

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2022	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$16,007	$—	$—	$16,007
Group Medicare Advantage	1,792	—	—	1,792
Medicare stand-alone PDP	534	—	—	534
Total Medicare	18,333	—	—	18,333
Commercial fully-insured	1,075	—	—	1,075
Specialty benefits	262	—	—	262
Medicare Supplement	188	—	—	188
State-based contracts and other	1,610	—	—	1,610
Total premiums	21,468	—	—	21,468
Services revenue:
Home solutions	—	519	—	519
Primary care	—	159	—	159
Commercial ASO	73	—	—	73
Military and other	137	—	—	137
Pharmacy solutions	—	271	—	271
Total services revenue	210	949	—	1,159
Total external revenues	21,678	949	—	22,627
Intersegment revenues
Services	14	863	(877)	—
Products	—	2,459	(2,459)	—
Total intersegment revenues	14	3,322	(3,336)	—
Investment income	51	3	118	172
Total revenues	21,743	4,274	(3,218)	22,799
Operating expenses:
Benefits	18,413	—	(29)	18,384
Operating costs	2,294	3,929	(3,162)	3,061
Depreciation and amortization	163	45	(26)	182
Total operating expenses	20,870	3,974	(3,217)	21,627
Income (loss) from operations	873	300	(1)	1,172
Gain on sale of Gentiva Hospice	—	(240)	—	(240)
Interest expense	—	—	102	102
Other expense, net	—	—	13	13
Income (loss) before income taxes and equity in net earnings	873	540	(116)	1,297
Equity in net earnings (losses)	8	(5)	—	3
Segment earnings (loss)	$881	$535	$(116)	$1,300
Net loss attributable to noncontrolling interests	2	—	—	2
Segment earnings (loss) attributable to Humana	$883	$535	$(116)	$1,302

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2023	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$59,195	$—	$—	$59,195
Group Medicare Advantage	5,192	—	—	5,192
Medicare stand-alone PDP	1,677	—	—	1,677
Total Medicare	66,064	—	—	66,064
Commercial fully-insured	2,810	—	—	2,810
Specialty benefits	758	—	—	758
Medicare Supplement	546	—	—	546
State-based contracts and other	5,966	—	—	5,966
Total premiums	76,144	—	—	76,144
Services revenue:
Home solutions	—	997	—	997
Primary care	—	605	—	605
Commercial ASO	190	—	—	190
Military and other	540	—	—	540
Pharmacy solutions	—	661	—	661
Total services revenue	730	2,263	—	2,993
Total external revenues	76,874	2,263	—	79,137
Intersegment revenues
Services	30	3,584	(3,614)	—
Products	—	7,848	(7,848)	—
Total intersegment revenues	30	11,432	(11,462)	—
Investment income	385	—	390	775
Total revenues	77,289	13,695	(11,072)	79,912
Operating expenses:
Benefits	66,096	—	(484)	65,612
Operating costs	7,597	12,526	(10,762)	9,361
Depreciation and amortization	516	152	(90)	578
Total operating expenses	74,209	12,678	(11,336)	75,551
Income from operations	3,080	1,017	264	4,361
Interest expense	—	2	345	347
Other expense, net	—	—	40	40
Income (loss) before income taxes and equity in net losses	3,080	1,015	(121)	3,974
Equity in net losses	(2)	(37)	—	(39)
Segment earnings (loss)	$3,078	$978	$(121)	$3,935
Net loss (income) attributable to noncontrolling interests	7	(1)	—	6
Segment earnings (loss) attributable to Humana	$3,085	$977	$(121)	$3,941

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2022	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$49,751	$—	$—	$49,751
Group Medicare Advantage	5,524	—	—	5,524
Medicare stand-alone PDP	1,779	—	—	1,779
Total Medicare	57,054	—	—	57,054
Commercial fully-insured	3,324	—	—	3,324
Specialty benefits	784	—	—	784
Medicare Supplement	555	—	—	555
State-based contracts and other	4,720	—	—	4,720
Total premiums	66,437	—	—	66,437
Services revenue:
Home solutions	—	1,997	—	1,997
Primary care	—	409	—	409
Commercial ASO	225	—	—	225
Military and other	395	—	—	395
Pharmacy solutions	—	746	—	746
Total services revenue	620	3,152	—	3,772
Total external revenues	67,057	3,152	—	70,209
Intersegment revenues
Services	42	2,614	(2,656)	—
Products	—	7,394	(7,394)	—
Total intersegment revenues	42	10,008	(10,050)	—
Investment income	143	6	73	222
Total revenues	67,242	13,166	(9,977)	70,431
Operating expenses:
Benefits	57,311	—	(203)	57,108
Operating costs	6,486	12,002	(9,368)	9,120
Depreciation and amortization	469	136	(78)	527
Total operating expenses	64,266	12,138	(9,649)	66,755
Income (loss) from operations	2,976	1,028	(328)	3,676
Gain on sale of Gentiva Hospice	—	(240)	—	(240)
Interest expense	—	—	293	293
Other income, net	—	—	(16)	(16)
Income (loss) before income taxes and equity in net losses	2,976	1,268	(605)	3,639
Equity in net earnings (losses)	16	(15)	—	1
Segment earnings (loss)	$2,992	$1,253	$(605)	$3,640
Net loss (income) attributable to noncontrolling interests	2	(1)	—	1
Segment earnings (loss) attributable to Humana	$2,994	$1,252	$(605)	$3,641

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
Sale of Hospice and Personal Care Divisions
On August 11, 2022, we completed the sale of a 60% interest in Gentiva Hospice to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $240 million.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. Initially during periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-emergent and elective medical care have resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.
The COVID-19 National Emergency declared in 2020 was terminated on April 10, 2023 and the Public Health Emergency expired on May 11, 2023.
Value Creation Initiatives
During 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities beginning in 2023, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, during the three and nine months ended September 30, 2022, we recorded charges of $82 million and $285 million, respectively. For the three and nine months ended September 30, 2022, these charges primarily relate to $4 million and $144 million, respectively, in asset impairments, including software and abandonment, and $44 million and $65 million, respectively, of severance charges in connection with workforce optimization. The remainder of the charges primarily relate to external consulting fees. During the three months ended September 30, 2023, we recorded charges of $52 million primarily in asset impairments relating to software and abandonment. In connection with these initiatives, we expect to incur additional charges through the end of 2024. These charges are recorded at the corporate level and not allocated to the segments.
Business Segments
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy dispensing services, primary care, and home services. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. Prior period segment financial information has been recast to conform to the 2023 presentation. For a recast of prior period segment financial information, refer to Note 14 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
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

The CenterWell segment includes our pharmacy, primary care, and home solutions operations. The segment also includes our strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers, as well as our minority ownership interest in hospice operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
The results of each segment are measured by income (loss) from operations. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home services, to our Insurance segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
The Insurance segment also experiences seasonality in the commercial fully-insured product offering. The effect on the Insurance segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. The Employer Group Commercial Fully-Insured business increased the Insurance segment benefit ratio by 20 basis points and increased the Insurance segment benefit ratio by 30 basis points for the three months ended September 30, 2023 and 2022, respectively. The Employer Group Commercial Fully-Insured business did not impact the Insurance segment benefit ratio for the nine months ended September 30, 2023 and increased the Insurance segment benefit ratio by 10 basis points for the nine months ended 2022.
The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season. The Insurance segment may experience adverse impacts in the operating cost ratio as a result of our Employer Group Commercial Medical Products exit phased over the 18-24 months following our February 2023 announcement. The Employer Group Commercial Fully-Insured business increased the Insurance segment operating cost ratio by 40 basis points and increased the Insurance segment operating cost ratio by 50 basis points for the three months ended September 30, 2023 and 2022, respectively. The Employer Group Commercial Fully-Insured business increased the Insurance segment operating cost ratio by 40 basis points and increased the Insurance segment operating cost ratio by 50 basis points for the nine months ended September 30, 2023 and 2022, respectively.
2023 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2023, approximately 3,727,500 members, or 69%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,145,200 members, or 69%, at September 30, 2022.
•Net income attributable to Humana was $0.8 billion, or $6.71 per diluted common share, and $1.2 billion, or $9.39 per diluted common share, for the three months ended September 30, 2023 and 2022, respectively. Net income attributable to Humana was $3.0 billion, or $24.26 per diluted common share, and $2.8 billion, or $22.16 per diluted common share, for the nine months ended September 30, 2023 and 2022, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, transaction and integration costs, charges associated with value creation initiatives, the change in the fair value of publicly-traded equity securities, the gain on sale of Gentiva Hospice and accrual related to certain anticipated litigation expenses. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2023 and 2022 quarter and period:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Consolidated income before income taxes and equity in net earnings:
Gain on sale of Gentiva Hospice	$—	$(240)	$—	$(240)
Put/call valuation adjustments associated with our non consolidating minority interest investments	35	13	141	(16)
Transaction and integration costs	—	17	(47)	70
Change in the fair value of publicly-traded equity securities	—	(51)	(1)	119
Value creation initiatives	52	82	52	285
Accrual related to certain anticipated litigation expenses	15	—	105	—
Total	$102	$(179)	$250	$218

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Diluted earnings per common share:
Gain on sale of Gentiva Hospice	$—	$(1.89)	$—	$(1.89)
Put/call valuation adjustments associated with our non consolidating minority interest investments	0.28	0.10	1.13	(0.13)
Transaction and integration costs	—	0.13	(0.38)	0.55
Change in the fair value of publicly-traded equity securities	—	(0.40)	(0.01)	0.94
Value creation initiatives	0.42	0.65	0.42	2.24
Accrual related to certain anticipated litigation expenses	0.12	—	0.84	—
Net tax impact of transactions	(0.18)	(1.25)	$(0.57)	$(0.66)
Total	$0.64	$(2.66)	$1.43	$1.05

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
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home services, to our Insurance segment customers and are described in Note 14 to the condensed consolidated financial statements included in this report.

Comparison of Results of Operations for 2023 and 2022
The following discussion primarily details our results of operations for the three months ended September 30, 2023, or the 2023 quarter, the three months ended September 30, 2022, or the 2022 quarter, the nine months ended September 30, 2023, or the 2023 period, and the nine months ended September 30, 2022, or the 2022 period.
Consolidated

					Change
	Three months ended September 30,		Nine Months Ended September 30,		Three months ended September 30, 2023 vs 2022		Nine Months Ended September 30, 2023 vs 2022
	2023	2022	2023	2022	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$25,099	$21,468	$76,144	$66,437	$3,631	16.9%	$9,707	14.6%
Services:
Insurance	257	210	730	620	47	22.4%	110	17.7%
CenterWell	759	949	2,263	3,152	(190)	(20.0)%	(889)	(28.2)%
Total services revenue	1,016	1,159	2,993	3,772	(143)	(12.3)%	(779)	(20.7)%
Investment income	308	172	775	222	136	79.1%	553	249.1%
Total revenues	26,423	22,799	79,912	70,431	3,624	15.9%	9,481	13.5%
Operating expenses:
Benefits	21,745	18,384	65,612	57,108	3,361	18.3%	8,504	14.9%
Operating costs	3,271	3,061	9,361	9,120	210	6.9%	241	2.6%
Depreciation and amortization	201	182	578	527	19	10.4%	51	9.7%
Total operating expenses	25,217	21,627	75,551	66,755	3,590	16.6%	8,796	13.2%
Income from operations	1,206	1,172	4,361	3,676	34	2.9%	685	18.6%
Gain on sale of Gentiva Hospice	—	(240)	—	(240)	(240)	(100.0)%	(240)	(100.0)%
Interest expense	114	102	347	293	12	11.8%	54	18.4%
Other (income) expense, net	(6)	13	40	(16)	19	146.2%	56	350.0%
Income before income taxes and equity in net earnings	1,098	1,297	3,974	3,639	(199)	(15.3)%	335	9.2%
Provision for income taxes	256	107	911	820	149	139.3%	91	11.1%
Equity in net (losses) earnings	(12)	3	(39)	1	15	500.0%	40	nm
Net income	$830	$1,193	$3,024	$2,820	$(363)	(30.4)%	$204	7.2%
Diluted earnings per common share	$6.71	$9.39	$24.26	$22.16	$(2.68)	(28.5)%	$2.10	9.5%
Benefit ratio (a)	86.6%	85.6%	86.2%	86.0%		1.0%		0.2%
Operating cost ratio (b)	12.5%	13.5%	11.8%	13.0%		(1.0)%		(1.2)%
Effective tax rate	23.5%	8.2%	23.1%	22.5%		15.3%		0.6%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.
nm - not meaningful

Premiums Revenue

Consolidated premiums revenue increased $3.6 billion, or 16.9%, from $21.5 billion in the 2022 quarter to $25.1 billion in the 2023 quarter and increased $9.7 billion, or 14.6%, from $66.4 billion in the 2022 period to $76.1 billion in the 2023 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums. These factors were partially offset by the year-over-year decline in membership associated with group commercial medical, group Medicare Advantage and stand-alone PDP products. In addition, the period was negatively impacted by the phase-out of COVID-19 sequestration relief in 2022.

Services Revenue
Consolidated services revenue decreased $0.1 billion, or 12.3%, from $1.2 billion in the 2022 quarter to $1.0 billion in the 2023 quarter and decreased $0.8 billion, or 20.7%, from $3.8 billion in the 2022 period to $3.0 billion in the 2023 period primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022.
Investment Income
Investment income increased $136 million, or 79.1%, from $172 million in the 2022 quarter to $308 million in the 2023 quarter primarily due to an increase in interest income on our debt securities partially offset by the net favorable mark to market impact of our publicly traded equity securities investments during the 2022 quarter. Investment income increased $553 million, or 249.1%, from $222 million in the 2022 period to $775 million in the 2023 period primarily due to an increase in interest income on our debt securities as well as the net unfavorable mark to market impact of our publicly traded equity securities during the 2022 period.
Benefit Expense
Consolidated benefits expense increased $3.4 billion, or 18.3%, from $18.4 billion in the 2022 quarter to $21.7 billion in the 2023 quarter and increased $8.5 billion, or 14.9%, from $57.1 billion in the 2022 period to $65.6 billion in the 2023 period. The consolidated benefit ratio increased 100 basis points from 85.6% for the 2022 quarter to 86.6% for the 2023 quarter and increased 20 basis points from 86.0% for the 2022 period to 86.2% for the 2023 period primarily due to investments in the benefit design of our Medicare Advantage products for 2023, the continuation of elevated Medicare Advantage utilization trends initially discussed in the second quarter of 2023, combined with higher COVID-19 admissions in the 2023 quarter, without the offsetting impact of lower non-COVID care, as well as the impact of continued individual Medicare Advantage growth following the previous Annual Election Period, or AEP, including a high proportion of age-ins, which typically have a higher benefits expense ratio initially than the average new member. These increases were partially offset by increased individual Medicare Advantage premiums and decreased average unit costs given the additional 20% payment on COVID-19 admissions during the Public Health Emergency, which expired on May 11, 2023. In addition, the period was favorably impacted by higher favorable prior-period medical claims reserve development. Further, the 2023 quarter and period ratios continue to reflect a shift in line of business mix, with growth in individual Medicare Advantage and state-based contracts and other membership, which can carry a higher benefits expense ratio.
Consolidated benefits expense included $4 million of favorable prior-period medical claims reserve development in the 2023 quarter and $7 million of favorable prior-period medical claims development in the 2022 quarter. Consolidated benefits expense included $758 million of favorable prior-period medical claims reserve development in the 2023 period and $404 million of favorable prior-period medical claims reserve development in the 2022 period. Prior-period medical claims reserve development did not impact the Insurance segment benefit ratio in the 2023 quarter or the 2022 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 100 basis points in the 2023 period and decreased the consolidated benefit ratio by approximately 60 basis points in the 2022 period.

Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.2 billion, or 6.9%, from $3.1 billion in the 2022 quarter to $3.3 billion in the 2023 quarter and increased $0.2 billion, or 2.6%, from $9.1 billion in the 2022 period to $9.4 billion in the 2023 period. The consolidated operating cost ratio decreased 100 basis points from 13.5% for the 2022 quarter to 12.5% for the 2023 quarter and decreased 120 basis points from 13.0% for the 2022 period to 11.8% for the 2023 period primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022, which carried a significantly higher operating cost ratio compared to the historical consolidated operating cost ratio, scale efficiencies associated with growth in individual Medicare Advantage membership, as well as administrative cost efficiencies that resulted as part of the our value creation initiatives, combined with a lesser impact from accelerated charges related to value-creation initiatives in 2023 compared to 2022. These factors were partially offset by an increase in commissions for brokers related to the individual Medicare Advantage membership growth in 2023 and an accrual related to certain anticipated litigation expenses in the 2023 quarter and period. In addition, the 2023 period was negatively impacted by the phase-out of COVID-19 sequestration relief in 2022.
Depreciation and Amortization
Depreciation and amortization increased $19 million, or 10.4%, from $182 million in the 2022 quarter to $201 million in the 2023 quarter and increased $51 million, or 9.7%, from $527 million in the 2022 period to $578 million in the 2023 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $12 million, or 11.8%, from $102 million in the 2022 quarter to $114 million in the 2023 quarter and increased $54 million, or 18.4%, from $293 million in the 2022 period to $347 million in the 2023 period due to higher rates on higher average debt balances.
Income Taxes
The effective income tax rate was 23.5% and 8.2% for the three months ended September 30, 2023, and 2022, respectively, and 23.1% and 22.5% for the nine months ended September 30, 2023 and 2022, respectively. The year-over-year increase in the effective income tax rate is primarily due to the August 2022 disposition of our 60% interest in Gentiva Hospice, which resulted in an increase to our tax basis in both the shares sold and the shares retained, thereby reducing the effective income tax rate for the three and nine months ended September 30, 2022.

Insurance Segment

	September 30,		Change
	2023	2022	Members	%
Membership:
Individual Medicare Advantage	5,374,400	4,564,200	810,200	17.8%
Group Medicare Advantage	510,300	564,600	(54,300)	(9.6)%
Medicare stand-alone PDP	2,885,800	3,569,100	(683,300)	(19.1)%
Total Medicare	8,770,500	8,697,900	72,600	0.8%
Medicare Supplement	299,400	316,500	(17,100)	(5.4)%
Commercial fully-insured	409,300	574,500	(165,200)	(28.8)%
State-based contracts and other	1,264,600	1,098,900	165,700	15.1%
Military	5,935,400	5,977,900	(42,500)	(0.7)%
Commercial ASO	284,300	438,600	(154,300)	(35.2)%
Total Medical Membership	16,963,500	17,104,300	(140,800)	(0.8)%
Total Specialty Membership (a)	4,964,300	5,210,100	(245,800)	(4.7)%
(a) We provide a full range of insured specialty products including dental, vision, and life insurance benefits marketed to individuals and groups. Members included in these products may not be unique to each product since members have the ability to enroll in a medical product and one or more specialty products.

					Change
	Three months ended September 30,		Nine Months Ended September 30,		Three months ended September 30, 2023 vs 2022		Nine Months Ended September 30, 2023 vs 2022
	2023	2022	2023	2022	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$19,637	$16,007	$59,195	$49,751	$3,630	22.7%	$9,444	19.0%
Group Medicare Advantage	1,695	1,792	5,192	5,524	(97)	(5.4)%	(332)	(6.0)%
Medicare stand-alone PDP	493	534	1,677	1,779	(41)	(7.7)%	(102)	(5.7)%
Total Medicare	21,825	18,333	66,064	57,054	3,492	19.0%	9,010	15.8%
Commercial fully-insured	842	1,075	2,810	3,324	(233)	(21.7)%	(514)	(15.5)%
Specialty benefits	252	262	758	784	(10)	(3.8)%	(26)	(3.3)%
Medicare Supplement	185	188	546	555	(3)	(1.6)%	(9)	(1.6)%
State-based contracts and other	1,995	1,610	5,966	4,720	385	23.9%	1,246	26.4%
Total premiums revenue	25,099	21,468	76,144	66,437	3,631	16.9%	9,707	14.6%
Commercial ASO	55	73	190	225	(18)	(24.7)%	(35)	(15.6)%
Military and other	202	137	540	395	65	47.4%	145	36.7%
Services revenue	257	210	730	620	47	22.4%	110	17.7%
Total premiums and services revenue	$25,356	$21,678	$76,874	$67,057	$3,678	17.0%	$9,817	14.6%
Income from operations	$722	$873	$3,080	$2,976	$(151)	(17.3)%	$104	3.5%
Benefit ratio	87.6%	85.8%	86.8%	86.3%		1.8%		0.5%
Operating cost ratio	10.4%	10.6%	9.9%	9.7%		(0.2)%		0.2%

Income from operations
Insurance segment income from operations decreased $0.2 billion, or 17.3%, from $0.9 billion in the 2022 quarter to $0.7 billion in the 2023 quarter primarily due to the same factors impacting the segment's higher benefit ratio offset by the segment's lower operating cost ratio as more fully described below. Insurance segment income from operations increased $0.1 billion, or 3.5%, from $3.0 billion in the 2022 period to $3.1 billion in the 2023 period primarily due to growth in individual Medicare Advantage membership in 2023.
Enrollment
Individual Medicare Advantage membership increased 810,200 members, or 17.8%, from September 30, 2022 to September 30, 2023 primarily due to membership additions associated with the previous AEP and continued growth in 2023. The year-over-year growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, membership. Individual Medicare Advantage membership includes 868,000 D-SNP members as of September 30, 2023, a net increase of 201,000 members, or 30.1%, from 667,000 members as of September 30, 2022.
Group Medicare Advantage membership decreased 54,300 members, or 9.6%, from September 30, 2022 to September 30, 2023 reflecting the net loss of certain large accounts partially offset by continued growth in small group accounts.
Medicare stand-alone PDP membership decreased 683,300 members, or 19.1%, from September 30, 2022 to September 30, 2023 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.
State-based contracts and other membership increased 165,700 members, or 15.1%, from September 30, 2022 to September 30, 2023 reflecting the impact of membership additions associated with the implementation of the Louisiana and Ohio contracts effective January 2023 and February 2023, respectively, partially offset by ending the suspension of state eligibility redetermination efforts previously enacted as part of the Public Health Emergency.

Commercial fully-insured medical membership decreased 165,200 members, or 28.8%, from September 30, 2022 to September 30, 2023 and commercial ASO medical membership decreased 154,300 members, or 35.2%, from September 30, 2022 to September 30, 2023. These decreases reflect our planned exit of the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. The exit from this line of business will be phased over the 18 to 24 months following our February 2023 announcement.
Military membership decreased 42,500 members, or 0.7%, from September 30, 2022 to September 30, 2023. Membership includes military service members, retirees, and their families to whom we are providing healthcare services under the current TRICARE East Region contract.
Specialty membership decreased 245,800 members, or 4.7%, from September 30, 2022 to September 30, 2023 reflecting the decline in membership associated with our Optional Supplemental Benefit products as a result of enhanced mandatory dental and vision supplemental benefits on Medicare Advantage plans. In addition, the decline reflects loss of dental and vision individuals due to terminations as well as loss of dental and vision groups cross-sold with commercial medical products.

Premiums Revenue
Insurance segment premiums revenue increased $3.6 billion, or 16.9%, from $21.5 billion in the 2022 quarter to $25.1 billion in the 2023 quarter and increased $9.7 billion, or 14.6%, from $66.4 billion in the 2022 period to $76.1 billion in the 2023 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums. These factors were partially offset by the year-over-year decline in membership associated with group commercial medical, group Medicare Advantage and stand-alone PDP products. In addition, the period was negatively impacted by the phase-out of COVID-19 sequestration relief in 2022.

Services Revenue
Insurance segment services revenue increased $47 million, or 22.4%, from $210 million in the 2022 quarter to $257 million in the 2023 quarter and increased $110 million, or 17.7%, from $620 million in the 2022 period to $730 million in the 2023 period.
Benefits Expense
The Insurance segment benefit ratio increased 180 basis points from 85.8% for the 2022 quarter to 87.6% for the 2023 quarter and increased 50 basis points from 86.3% for the 2022 period to 86.8% for the 2023 period primarily due to investments in the benefit design of our Medicare Advantage products for 2023, the continuation of elevated Medicare Advantage utilization trends initially discussed in the second quarter of 2023, combined with higher COVID-19 admissions in the 2023 quarter, without the offsetting impact of lower non-COVID care, as well as the impact of continued individual Medicare Advantage growth following the previous Annual Election Period, or AEP, including a high proportion of age-ins, which typically have a higher benefits expense ratio initially than the average new member. These increases were partially offset by increased individual Medicare Advantage premiums and decreased average unit costs given the additional 20% payment on COVID-19 admissions during the Public Health Emergency, which expired on May 11, 2023. In addition, the period was favorably impacted by higher favorable prior-period medical claims reserve development. Further, the 2023 quarter and period ratios continue to reflect a shift in line of business mix, with growth in individual Medicare Advantage and state-based contracts and other membership, which can carry a higher benefits expense ratio.
The Insurance segment benefits expense included $4 million of favorable prior-period medical claims reserve development in the 2023 quarter and $7 million of favorable prior-period medical claims reserve development in the 2022 quarter. The Insurance segment benefit expense included $758 million of favorable prior-period medical claims reserve development in the 2023 period and $404 million of favorable prior-period medical claims reserve development in the 2022 period. Prior-period medical claims reserve development did not impact the Insurance segment benefit ratio in the 2023 quarter or the 2022 quarter. Prior-period medical claims reserve development decreased the Insurance segment benefit ratio by approximately 100 basis points in the 2023 period and decreased the Insurance segment benefit ratio by approximately 60 basis points in the 2022 period.
Operating Costs
The Insurance segment operating cost ratio decreased 20 basis points from 10.6% for the 2022 quarter to 10.4% for the 2023 quarter primarily due to scale efficiencies associated with growth in the individual Medicare Advantage membership and administrative cost efficiencies as a result of our value creation initiatives. These factors were partially offset by an increase in commissions for brokers related to the individual Medicare Advantage membership growth in 2023 and an accrual related to certain anticipated litigation expenses in the 2023 quarter. The Insurance segment operating cost ratio increased 20 basis points from 9.7% for the 2022 period to 9.9% for the 2023 period primarily due to the net unfavorable impact of the 2023 quarter operating cost ratio factors. In addition, the period was negatively impacted by the phase-out of COVID-19 sequestration relief in 2022.

CenterWell Segment

					Change
	Three months ended September 30,		Nine Months Ended September 30,		Three months ended September 30, 2023 vs 2022		Nine Months Ended September 30, 2023 vs 2022
	2023	2022	2023	2022	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$342	$519	$997	$1,997	$(177)	(34.1)%	$(1,000)	(50.1)%
Pharmacy solutions	203	271	661	746	(68)	(25.1)%	(85)	(11.4)%
Primary care	214	159	605	409	55	34.6%	196	47.9%
Total services revenue	759	949	2,263	3,152	(190)	(20.0)%	(889)	(28.2)%
Intersegment revenues:
Home solutions	453	126	1,088	352	327	259.5%	736	209.1%
Pharmacy solutions	2,594	2,459	7,848	7,394	135	5.5%	454	6.1%
Primary care	854	737	2,496	2,262	117	15.9%	234	10.3%
Total intersegment revenues	3,901	3,322	11,432	10,008	579	17.4%	1,424	14.2%
Total services and intersegment revenues	$4,660	$4,271	$13,695	$13,160	$389	9.1%	$535	4.1%
Income from operations	$400	$300	$1,017	$1,028	$100	33.3%	$(11)	(1.1)%
Operating cost ratio	90.3%	92.0%	91.5%	91.2%		(1.7)%		0.3%

Income from operations
CenterWell income from operations increased $0.1 billion, or 33.3%, from $0.3 billion in the 2022 quarter to $0.4 billion in the 2023 quarter and decreased $0.01 billion, or 1.1%, from $1.03 billion in the 2022 period to $1.02 billion in the 2023 period primarily due to the same factors impacting the segment's operating cost ratio as more fully described below.
Services Revenue
CenterWell services revenue decreased $0.2 billion, or 20.0%, from $0.9 billion in the 2022 quarter to $0.8 billion in the 2023 quarter and decreased $0.9 billion, or 28.2%, from $3.2 billion in the 2022 period to $2.3 billion in the 2023 period primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022.
Intersegment Revenues
CenterWell intersegment revenues increased $0.6 billion, or 17.4%, from $3.3 billion in the 2022 quarter to $3.9 billion in the 2023 quarter and increased $1.4 billion, or 14.2%, from $10.0 billion in the 2022 period to $11.4 billion in the 2023 period primarily due to individual Medicare Advantage membership growth, which led to higher pharmacy revenues, higher revenues associated with growth in the primary care business, and greater revenues associated with the home solutions business as a result of the expansion of the value-based care home model in 2023 compared to 2022.

Operating Costs
The CenterWell segment operating cost ratio decreased 170 basis points from 92.0% for the 2022 quarter to 90.3% for the 2023 quarter primarily due to an improving ratio in the primary care business driven by year-over-year medical costs favorability and administrative cost efficiencies related to the pharmacy solutions business. These factors were partially offset by the divestiture of the 60% ownership of Gentiva Hospice in August 2022, which carried a lower operating cost ratio compared to other businesses within the segment, the expansion of the value-based care model within the home solutions business, which carries a higher operating cost ratio compared to the core fee-for-service business, along with growth in Medicare Advantage episodes in the core fee-for-service business, as well as continued investments within the home solutions business to abate the pressures of the current nursing labor environment. The CenterWell segment operating cost ratio increased 30 basis points from 91.2% for the 2022 period to 91.5% for the 2023 period primarily due the unfavorable impact of the 2023 quarter operating cost ratio factors.

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
Cash and cash equivalents increased to approximately $15.1 billion at September 30, 2023 from $5.1 billion at December 31, 2022. The change in cash and cash equivalents for the nine months ended September 30, 2023 and 2022 is summarized as follows:

	Nine Months Ended
	2023	2022
	(in millions)
Net cash provided by operating activities	$11,115	$9,714
Net cash (used in) provided by investing activities	(2,610)	6
Net cash provided by financing activities	1,582	444
Increase in cash and cash equivalents	$10,087	$10,164
Cash Flow from Operating Activities
Cash flows provided by operations of $11.1 billion in the 2023 period increased $1.4 billion from cash flows provided by operations of $9.7 billion in the 2022 period. Our operating cash flows for the 2023 period and the 2022 period were significantly impacted by the early receipt of the Medicare premium remittance of $7.1 billion in September 2023 and $5.8 billion in September 2022, because the payment date for October 2023 and 2022, respectively, fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at September 30, 2023 and 2022. Our operating cash flows for the 2023 period also reflect higher earnings compared to the 2022 period.
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
The detail of total net receivables at September 30, 2023 and December 31, 2022 and reconciliation to cash flow for the nine months ended September 30, 2023 and 2022 was as follows:

	September 30, 2023	December 31, 2022	2023 Period Change	2022 Period Change
	(in millions)
Medicare	$1,293	$1,260	$33	$4
Commercial and other	479	383	96	(225)
Military	125	101	24	4
Allowances	(73)	(70)	(3)	12
Total net receivables	$1,824	$1,674	$150	$(205)
Reconciliation to cash flow statement:
Receivables from acquisition			(24)	—
Receivables disposed			—	194
Change in receivables per cash flow statement			$126	$(11)

The changes in Medicare receivables for both the 2023 period and the 2022 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
During the 2023 period and 2022 period, we acquired various businesses for approximately $223 million and $293 million, net of cash and cash equivalents received, respectively.
During the 2022 period, we completed the sale of a 60% interest of Gentiva Hospice to CD&R for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from KAH Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $240 million which is reported as a gain on sale of KAH Hospice in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total capital expenditures, excluding acquisitions, were $721 million in the 2023 period and $862 million in the 2022 period.
Net purchases of investment securities were $1.7 billion and $1.5 billion in the 2023 and 2022 periods, respectively.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $2.5 billion and $3.7 billion in the 2023 and 2022 periods, respectively.

Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $28 million in the 2023 period and reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $60 million in the 2022 period.
In August 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, our $600 million aggregate principal amount of 3.950% senior notes maturing in March 2027, our $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029, and our $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 during the period beginning on August 7, 2023 and ending on November 15, 2023. For the three months ended September 30, 2023, we repurchased $213 million principal amount of these senior notes for approximately $196 million cash.
In March 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million aggregate principal amount of 3.850% senior notes maturing in October 2024 during the period beginning on March 13, 2023 and ending on July 21, 2023. For the nine months ended September 30, 2023, we repurchased $361 million principal amount of these senior notes for approximately $358 million cash. In August 2023, we repaid the remaining $1.2 billion aggregate principal amount of our 0.650% senior notes due on their maturity date of August 3, 2023.
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
Net proceeds from the issuance of commercial paper were $1.6 billion in the 2023 period and net repayments from the issuance of commercial paper were $660 million in the 2022 period. The maximum principal amount outstanding at any one time during the 2023 period was $2.3 billion.
We repurchased common shares for $980 million and $1.0 billion in the 2023 period and 2022 period, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $31 million and $32 million in the 2023 period and 2022 period, respectively.
We paid dividends to stockholders of $320 million during the 2023 period and $291 million during the 2022 period.

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
Divestiture
On August 11, 2022, we completed the sale of a 60% interest in Gentiva Hospice to CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $240 million.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2023 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $518 million at September 30, 2023 compared to $934 million at December 31, 2022. This decrease primarily reflects common stock repurchases, repayment of the Delayed Draw Term Loan and senior notes, capital expenditures, repayment of borrowings under the commercial paper program, capital contributions to certain subsidiaries, cash dividends to shareholders and acquisitions partially offset by net proceeds from the issuance of senior notes and commercial paper, the sale of investment securities, dividends from insurance subsidiaries and cash from certain non-insurance subsidiaries within our CenterWell segment. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2023, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $12.1 billion, which exceeded aggregate minimum regulatory requirements of $9.1 billion. The amount of ordinary dividends paid to our parent company was approximately $661 million during the nine months ended September 30, 2023. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA at September 30, 2023. Our net unrealized position increased $259 million from a net unrealized loss position of $1.7 billion at December 31, 2022 to a net unrealized loss position of $2.0 billion at September 30, 2023. At September 30, 2023, we had gross unrealized losses of $2.0 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the nine months ended September 30, 2023. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 2.9 years as of September 30, 2023 and December 31, 2022. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $654 million at September 30, 2023.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2023.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 2023	368,823	$442.65	368,823	$2,241,914,412
August 2023	287,179	484.30	287,179	2,102,834,796
September 2023	154,886	473.51	154,886	2,029,494,351
Total	810,888	$—	810,888
(1)On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026. Our remaining repurchase authorization was $1.9 billion as of October 31, 2023.
(2)Excludes 61,733 shares repurchased in connection with employee stock plans.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 8, 2022 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 8, 2022).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022; (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 1, 2023	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)