Form 10-K
period 2023-12-31
HUMANA INC
filed 2024-02-15
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2023 was $55,096,895,366 calculated using the average price on June 30, 2023 of $445.24 per share.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2024 was 120,653,315.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 18, 2024. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

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
PART I

ITEM 1. BUSINESS

General
Headquartered in Louisville, Kentucky, Humana Inc. and its subsidiaries, referred to throughout this document as “we,” “us,” “our,” the “Company” or “Humana,” is committed to putting health first – for our teammates, our customers, and our company. Through our Humana insurance services, and our CenterWell health care services, we make it easier for the millions of people we serve to achieve their best health – delivering the care and service they need, when they need it. These efforts are leading to a better quality of life for people with Medicare, Medicaid, families, individuals, military service personnel, and communities at large.
As of December 31, 2023, we had approximately 17 million members in our medical benefit plans, as well as approximately 5 million members in our specialty products. During 2023, 84% of our total premiums and services revenue were derived from contracts with the federal government, including 14% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 851,300 members as of December 31, 2023.
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
This Annual Report on Form 10-K, or 2023 Form 10-K, contains both historical and forward-looking information. See Part I, Item 1A, "Risk Factors" of this Form 10-K for a description of a number of factors that may adversely affect our results or business.

Business Segments
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy solutions, primary care, and home solutions. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. 2021 segment financial information was recast to conform to the 2022 presentation.
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

Our Products
Our medical and specialty insurance products allow members to access health care services primarily through our networks of health care providers with whom we have contracted. These products may vary in the degree to which members have coverage. Health maintenance organizations, or HMOs, include comprehensive managed care benefits generally through a participating network of physicians, hospitals, and other providers. Preferred provider organizations, or PPOs, provide members the freedom to choose any health care provider. However, PPOs generally require the member to pay a greater portion of the provider’s fee in the event the member chooses not to use a provider participating in the PPO’s network. Point of Service, or POS, plans combine the advantages of HMO plans with the flexibility of PPO plans. In general, POS plans allow members to choose, at the time medical services are needed, to seek care from a provider within the plan’s network or outside the network. In addition, we offer services to our health plan members as well as to third parties that promote health and wellness, including pharmacy solutions, primary care, and home solutions, as well as services and capabilities to advance population health. At the core of our strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Three core elements of the model are to improve the consumer experience by simplifying the interaction with us, engaging members in clinical programs, and offering assistance to providers in transitioning from a fee-for-service, or FFS, to a value-based arrangement. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. The discussion that follows describes the products offered by each of our segments.

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

The following table presents our premiums and services revenue for the Insurance segment by product for the year ended December 31, 2023:

	Insurance Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$78,837	74.9%
Group Medicare Advantage	6,869	6.5%
Medicare stand-alone PDP	2,189	2.1%
Total Medicare	87,895	83.5%
Commercial fully-insured	3,527	3.3%
Specialty benefits	1,007	1.0%
Medicare Supplement	735	0.7%
State-based contracts and other	8,108	7.7%
Total premiums revenue	101,272	96.2%
Services:
Commercial ASO	237	0.2%
Military services and other	763	0.7%
Services revenue	1,000	0.9%
Total Insurance segment premiums and services revenue	$102,272	97.1%

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
At December 31, 2023, we provided health insurance coverage under CMS contracts to approximately 5,408,900 individual Medicare Advantage members, including approximately 851,300 members in Florida. These Florida contracts accounted for premiums revenue of approximately $14.9 billion, which represented approximately 19% of our individual Medicare Advantage premiums revenue, or 14% of our consolidated premiums and services revenue for the year ended December 31, 2023.
Our individual Medicare Advantage products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2024, and all of our product offerings filed with CMS for 2024 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Walmart Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the audited Consolidated Financial Statements included in Item 8. – Financial Statements and Supplementary Data, titled “Receivables and Revenue Recognition.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2024, and all of our product offerings filed with CMS for 2024 have been approved.
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

State-based Contracts
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

We have contracts in multiple states to serve Medicaid-eligible members, including Florida, Kentucky, Illinois, Louisiana, Ohio, South Carolina and Wisconsin. We were awarded new Medicaid contracts in Oklahoma and Indiana, which we expect to become effective April 1, 2024 and July 1, 2024, respectively.
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
As part of our individual Medicare Advantage products, we also offer Dual-Eligible Special Needs Plans (D-SNP). In connection with offering a D-SNP in a particular state, we are required to enter into a special coordinating contract with the applicable state Medicaid agency. To meet federal requirements that took effect in 2021, states have implemented new D-SNP requirements to strengthen Medicaid-Medicare integration requirements for D-SNPs. Some states are also moving to support the dual eligible population by linking D-SNP participation to enrollment in a plan that also participates in a state-based Medicaid program to coordinate and integrate both Medicare and Medicaid benefits.

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

We sell specialty and ancillary insurance benefits consisting of dental, vision, life and disability to employer groups. In addition, we sell dental and vision specialty insurance benefits to individuals.

For in-force group commercial medical customers and members, our commercial products include a broad spectrum of major medical benefits with multiple in-network coinsurance levels and annual deductible choices that employers of all sizes can offer to their employees on either a fully-insured, through HMO, PPO, or POS plans, or self-funded basis. Our plans integrate clinical programs, plan designs, communication tools, and spending accounts.

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

Military Services

Under our TRICARE contracts with the United States Department of Defense, or DoD, we provide administrative services to arrange health care services for active-duty and retired military personnel and their dependents. We have participated in the TRICARE program since 1996 under contracts with the DoD. Under our contracts, we provide administrative services while the federal government retains all of the risk of the cost of health benefits. Accordingly, we account for revenues under the current contract net of estimated health care costs similar to an administrative services fee only agreement.

On January 1, 2018, we began to deliver services under the T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately 6 million TRICARE beneficiaries. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the DoD and is currently scheduled to expire on December 31, 2024, unless further extended.

In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the updated TRICARE East Region by the Defense Health Agency of the DoD. The T-5 East Region contract comprises 24 states, and Washington D.C., and covers approximately 4.6 million beneficiaries. The transition period for the T-5 contract began in January 2024 and will overlap the final year of the T2017 contract. The length of the contract is one transition year followed by eight annual option periods, which, if all options are exercised, would result in a total contract length of nine years.

Our CenterWell Segment Products
The products offered by our CenterWell segment are key to our integrated care delivery model. This segment includes our pharmacy solutions, primary care, and home solutions operations. The CenterWell segment also includes our strategic partnerships with Welsh, Carson, Anderson & Stowe, or WCAS, to develop and operate senior-focused, payor-agnostic, primary care centers, as well as our minority ownership interest in hospice operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs. For information on our intersegment revenues, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
The following table presents our services revenue for the CenterWell segment by line of business for the year ended December 31, 2023:

	CenterWell Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenues:
Home solutions	$1,589	n/a
Pharmacy solutions	10,451	n/a
Primary care	3,332	n/a
Total intersegment revenues	$15,372	n/a
External services revenue:
Home solutions	$1,342	1.3%
Pharmacy solutions	849	0.8%
Primary care	842	0.8%
Total external services revenue	$3,033	2.9%
n/a – not applicable
Pharmacy Solutions
Our pharmacy solutions business includes the operations of CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and other retail pharmacies located within CenterWell Primary Care clinics for brand, generic, specialty drugs, over the counter medications and supplies, as well as hospice pharmacy drugs.

Primary Care
We operate full-service, value-based senior focused primary care centers in a number of states, including Georgia, Florida, Kansas, Louisiana, Missouri, Nevada, North Carolina, South Carolina, Texas, Arizona and Kentucky staffed by primary care providers and medical specialists with a primary focus on the senior population under our Primary Care Organization, or PCO. PCO operates these clinics primarily under the Conviva Care Centers and CenterWell Senior Primary Care brands. Our primary care subsidiaries operate our medical center business through both employed physicians and care providers, and through third party management service organizations with whom we contract to arrange for and manage certain clinical services. PCO currently operates 296 primary care clinics and employs approximately 890 primary care providers. PCO serves approximately 294,200 patients, primarily under risk sharing arrangements with Humana Medicare Advantage health plans, third party Medicare Advantage health plans and CMS administered risk sharing arrangements for Medicare FFS.

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

In 2020, our Primary Care Organization entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. In May 2022, we established a second strategic partnership with WCAS to develop additional centers between 2023 and 2025. As of December 31, 2023, there were 108 primary care clinics operating under the partnership and we have capacity to open or acquire up to approximately 60 additional centers through the existing partnership agreements. For additional information, refer to Note 4 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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
Onehome
Onehome serves as the convener for the value-based model meeting the needs of health plans by serving their members through a full-risk model for integrated home-based services. Onehome manages a full range of post-acute patient needs, integrating and coordinating with physicians, hospitals and health plans for the provision of home health and infusion services as well as the distribution of durable medical equipment, or DME, at patients’ homes. Onehome served 14% of our MA members with our value-based model as of December 31, 2023.
Hospice
Hospice care is an important offering in the full continuum of care we offer patients, and we have been successful in delivering the desired patient experience and outcomes through partnership models, including through participation in the CMS hospice Value-Based Insurance Design, or VBID, model. As such, on August 11, 2022, we completed the sale of a 60% interest in Gentiva (formerly Kindred) Hospice, to Clayton, Dubilier & Rice, or CD&R. Upon closing, Gentiva Hospice was restructured into a new stand-alone company. We continue to own a 35% minority ownership in Gentiva Hospice operations. For additional information on the sale of Gentiva Hospice, refer to Note 3 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Insurance Medical Membership
The following table summarizes total insurance medical membership (in thousands) at December 31, 2023, by market and product:

	Insurance Medical Membership
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts and Other	Fully- insured commercial Group	ASO	Military services	Total	Percent of Total
Florida	851.3	9.1	131.9	17.5	656.6	73.8	24.5	—	1,764.7	10.50%
Texas	446.0	4.6	202.7	29.2	—	49.8	29.9	—	762.2	4.50%
Kentucky	138.1	74.2	169.2	10.0	160.3	51.1	51.0	—	653.9	3.90%
Ohio	213.0	18.7	90.9	30.8	115.5	16.1	17.7	—	502.7	3.00%
Georgia	348.9	3.1	81.2	9.7	—	33.9	56.9	—	533.7	3.20%
North Carolina	251.2	175.3	96.0	5.7	—	—	—	—	528.2	3.10%
Illinois	200.5	31.7	107.3	7.1	18.5	8.9	1.9	—	375.9	2.20%
Tennessee	203.1	12.2	79.3	8.0	37.7	11.8	6.2	—	358.3	2.10%
Louisiana	227.9	10.1	43.2	3.8	143.1	11.3	11.5	—	450.9	2.70%
California	115.3	1.8	163.9	16.2	4.6	—	—	—	301.8	1.80%
Missouri/Kansas	137.8	11.1	128.1	10.6	0.2	13.4	13.0	—	314.2	1.90%
Michigan	154.8	31.7	75.0	4.7	—	0.4	1.7	—	268.3	1.60%
Wisconsin	81.8	6.8	65.7	6.5	57.7	26.8	21.9	—	267.2	1.60%
South Carolina	195.3	0.2	36.9	6.1	27.6	—	—	—	266.1	1.60%
Indiana	150.9	11.4	65.9	12.4	—	8.5	7.4	—	256.5	1.50%
Virginia	169.4	2.8	84.6	5.9	—	—	—	—	262.7	1.60%
New York	144.6	12.1	67.2	7.3	1.0	—	—	—	232.2	1.40%
Arizona	131.9	0.3	63.2	7.6	—	4.8	1.7	—	209.5	1.20%
Pennsylvania	107.2	4.6	100.8	5.7	—	—	—	—	218.3	1.30%
Mississippi	129.9	0.4	49.4	4.2	—	0.7	0.1	—	184.7	1.10%
TRICARE	—	—	—	—	—	—	—	5,960.2	5,960.2	35.30%
Others	1010.0	87.4	946.7	98.2	6.0	27.4	9.9	—	2,185.6	12.90%
Totals	5,408.9	509.6	2,849.1	307.2	1,228.8	338.7	255.3	5,960.2	16,857.8	100.0%
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
At December 31, 2023, approximately 2,165,600 members, or 12.8% of our medical membership, were covered under shared risk value-based arrangements, which provide all member benefits, including 1,917,300 individual Medicare Advantage members, or 35.4% of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and measure the financial performance of our capitated providers and require guarantees in certain instances. However, we delegated claim processing functions under capitation arrangements covering approximately 289,000 HMO members, including 288,300 individual Medicare Advantage members, or 15.0% of the 1,917,300 individual Medicare Advantage members covered under value-based contracts at December 31, 2023, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $3.4 billion, or 3.9% of total benefits expense, for the year ended December 31, 2023. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

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

Sales and Marketing
We use various methods to market our products, including television, radio, the Internet, telemarketing, wholesale distributors (general agencies) and direct mailings.

At December 31, 2023, we employed approximately 1,000 sales representatives, as well as approximately 2,500 telemarketing representatives who assisted in the marketing of Medicare products, including Medicare Advantage and PDP, and specialty products in our Insurance segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Walmart Inc., or Walmart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
In our Insurance segment, we market our specialty products to individuals through their employers or other groups, which typically offer employees or members a selection of specialty products, pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees. We use licensed independent brokers, independent agents, digital insurance agencies, and employees to sell our specialty products. We pay brokers and agents using the same commission structure described above for our specialty products.

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

Competition
The health benefits industry is highly competitive. Our competitors vary by local market and include other managed care companies, national insurance companies, and other HMOs and PPOs. Many of our competitors have a larger membership base and/or greater financial resources than our health plans in the markets in which we compete. Our ability to sell our products and to retain customers may be influenced by such factors as those described in Part I, Item 1A, "Risk Factors" of this Form 10-K.

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
For a description of certain material current activities in the federal and state legislative areas, see Part I, Item 1A, "Risk Factors" of this Form 10-K.

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

Human Capital Management
Our associates are essential to our success in delivering on our core strategy, and creating positive healthcare experiences for our members. We are committed to recruiting, developing, and retaining strong, diverse teams, actively promoting a culture of inclusion and diversity. As of December 31, 2023, we had approximately 67,600 associates.
Our Culture
We believe that our members’ experience is linked to our associates’ experience and that engaged, productive associates are the key to building a healthy company and a caring environment where our associates go above and beyond for our members, driving innovation, and offering fulfilling experiences that incentivizes them to stay with us over the long-term. We provide opportunities for our associates to add to their personal well-being experiences that go beyond health to enhance their individual need for purpose, belonging and security. On average, our associates spend 7 years at our Company, which is a testament to our commitment to their growth, well-being, and our culture, a culture that is further reinforced by our voluntary turnover rate, or VTR. We believe our VTR is an important indicator of workforce satisfaction as our associates continue to choose us over other opportunities. During 2023, our VTR was 13.4%, representing a decrease from 17% in 2022.

We regularly measure our success and seek opportunities to advance engagement through an Associate Experience Survey, or AES, and continuous listening campaigns. Continuous listening involves our proactive solicitation, analysis and response to associate feedback throughout the year by using pulse surveys. By regularly surveying samples of our workforce, we are able to continuously assess our effectiveness and act when needed, which in turn helps to strengthen our culture and support associate engagement. We aim to conduct a confidential, third-party administered AES on an annual basis and encourage all of our associates to participate. The AES is an in-depth survey covering eighteen dimensions that align to the Company’s strategy and employee engagement. We aggregate survey results, provide them to our entire associate population and encourage leaders to use the information to create open, honest action plans with their teams to build upon our collective engagement.

Our culture is further strengthened by optimizing the well-being and effectiveness of our workforce. Through alternative work styles, such as home, hybrid home, office, hybrid office, and field, we help associates work more productively, communicate more easily and collaborate more freely. We encourage collaboration between leaders and their associates to identify and leverage the appropriate work style that both supports the achievement of business goals and personal work preferences. Alternate work styles enable associates to work from a job-appropriate location of their choice for all or some portion of their work schedule and to create a work schedule that better fits the diverse demands of today’s work environment. When managed effectively, alternative work styles can enhance a company’s employment brand, foster the development and effective delivery of innovative and diverse business solutions, right-size a company’s energy-consumption footprint, and increase associate engagement and well-being.

Inclusion and Diversity
Our Office of Diversity, Equity & Inclusion, or DEI Office, efforts are led by our Chief Diversity, Equity & Inclusion Officer, who reports directly to the Chief Administrative Officer. The DEI Office connects to business groups across the enterprise to cultivate a diverse and inclusive culture that is representative of the communities we serve. By prioritizing DEI across our business, we enable associates to bring their whole selves to work, while also driving the innovation and insights needed to better serve our diverse members and communities. Together with key partners like our Chief Health Equity Officer, our Executive Diversity, Equity & Inclusion Council, or the Council, our Network Resource Groups, or NRGs, and Culture & Engagement professionals, we strive to expand our culture of inclusion to build deep relationships and create simple, personalized experiences for all of our stakeholders.

Our Council exists to help integrate inclusion, diversity, and equity into the fabric of the organization from the top down, connecting activities to a broader business-driven, results oriented strategy, and leverages leadership to advance DEI into the fabric of our culture. The Council reflects the diversity of our associates and communities we serve. Chaired by our CEO, the Council sets its DEI objectives that complement our Talent and Diversity measure category and ensures transparency and accountability as they work towards them. We are committed to having diversity represented at all levels and have developed a pathway for diverse talent within our recruiting initiatives. We have also incorporated balanced interview panels into our interview process, through which we strategically engage a broad spectrum of interviewers that bring greater diversity and perspective. This proven best practice strengthens the candidate experience and hiring of diverse talent, ensuring we get the right talent for any given role, and minimizes the potential for personal blind spots when evaluating candidates.

Our inclusion and diversity objectives also aim to build an awareness of biases and beliefs, identify differences and similarities of our multi-generational workforce and enable associates to leverage differences to drive innovation and create value. We are committed to growing our associates’ inclusion skills and diversity knowledge and provide a variety of associate training programs and workshop opportunities. It is also our fundamental belief that every person has the right to a safe workplace. This includes having freedom of gender identity and expression, which we have included within our non-discrimination and anti-harassment policies.

Our associates’ vast experiences and perceptions, unique characteristics, backgrounds and beliefs, drive the groundbreaking, strategic thinking that gives our Company its competitive edge in a diverse marketplace. Our approach fosters innovative thinking and creativity, expands insights and generates better business outcomes.
Pay and Benefits Philosophy, Compensation and Financial Security
We believe all of our associates have the right to receive a competitive wage and we are committed to maintaining a pay and benefits philosophy that is market-based and recognizes an associate’s contributions so that we can attract and retain an engaged, talented team. Further, we believe in fostering a fair and inclusive work environment, one where all associates receive equitable pay for their contributions. Each year, we conduct a comprehensive pay equity/gap analysis to identify and address potential pay disparities between associates performing similar work in similar capacities. Our pay and benefits structure is designed to motivate, incentivize and reward our associates, at all levels of the organization, for their skill development, demonstration of our values and performance. While our programs vary by location, associate type and business, they generally include:

Financial
•Competitive base pay, with additional incentive, supplemental, and/or recognition pay	•Tuition assistance program
•Paid internship
•401(k) retirement savings plans with Company match program	•Charitable gift matching program
•Comprehensive financial well-being programs and support, including and employer-sponsored personal emergency savings account with matching funds from the Company
•Life insurance
•Short - and long-term disability insurance
Health
•Medical, dental and vision benefits	•Health savings account (HSA) and flexible savings account (FSA) contributions
•Supplemental health benefits	•On-site health and fitness centers
•Long-term care insurance	•On-site health screenings and vaccinations
•Whole-person well-being and rewards programs and platform	•Weekly paid well-being time
•Incentives for engaging in well-being programs	•On-demand fitness classes, nutritional education through teaching kitchens, and digital coaching apps
Life
•Paid time off, paid holidays, paid volunteer time off and jury duty pay	•Mental health support, including our robust Employee Assistance Program and Work-Life Services
•Adoption assistance	•Employee discount programs and services
•Paid parental leave program (6 weeks)	•Helping hands program
•Paid caregiver time off program (2 weeks)	•Transit services
•Nursing moms program with on-site lactation rooms
Learning and Development
•Diversity, equity, and inclusion training	•Access to degree and certification programs with tuition assistance
•Internal and external learning events
Talent Development and Growth Opportunities
We champion the individual goals and development of our associates, and provide a number of programs and resources to support their efforts. The Humana Learning Center gives our associates the opportunity to earn professional certifications through continued education programs and to participate in instructor-led and online courses designed to strengthen soft and hard-skills and enhance leadership development. Our Career Cultivation team sponsors workshops and events to promote associate accountability within their personal and professional growth as part of overall career development. Our associates are also encouraged to participate in mentoring programs with people of various backgrounds and cultures. We view mentoring as an essential development tool for sharing skills and knowledge so we can all succeed. We also utilize development programs to enhance talent within our business segments through targeted internal initiatives, where we aim to upskill and reskill existing associates for opportunities in new career pathways.

Additional information related to our human capital can be found by referencing our Definitive Proxy Statement of the Annual Meeting of Stockholders scheduled to be held on April 18, 2024 appearing under the caption "Human Capital Management."

Information About Our Executive Officers
Set forth below are names and ages of all of our current executive officers as of February 1, 2024, their positions, and the date first elected as an executive officer:

Name	Age	Position	First Elected Officer
Bruce D. Broussard	61	Chief Executive Officer, Director	12/11	(1)

Vishal Agrawal, M.D.	49	Chief Strategy and Corporate Development Officer	12/18	(2)

Samir M. Deshpande	59	Chief Information Officer	07/17	(3)

Susan M. Diamond	50	Chief Financial Officer	07/19	(4)

John-Paul W. Felter	40	Senior Vice President, Chief Accounting Officer and Controller	08/22	(5)

William K. Fleming, PharmD	56	Chief Corporate Affairs Officer	03/17	(6)

Timothy S. Huval	57	Chief Administrative Officer	12/12	(7)

James. A. Rechtin	53	President and Chief Operating Officer	01/24	(8)

George Renaudin II	55	President, Medicare & Medicaid	02/23	(9)

Sanjay K. Shetty, M.D.	50	President, CenterWell	04/23	(10)

Joseph C. Ventura	47	Chief Legal Officer	02/19	(11)

(1)Mr. Broussard currently serves as Director and Chief Executive Officer (Principal Executive Officer), having held these positions since January 1, 2013. Mr. Broussard was elected President upon joining the Company in December 2011 and served in that capacity through December 2012. Prior to joining the Company, Mr. Broussard was Chief Executive Officer of McKesson Specialty/US Oncology, Inc. US Oncology was purchased by McKesson in December 2010. At US Oncology, Mr. Broussard served in a number of senior executive roles, including Chief Financial Officer, Chief Executive Officer, and Chairman of the Board.
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
(3)Mr. Deshpande currently serves as Chief Information Officer, having been elected to this position in July 2021, from his prior role as Chief Technology and Risk Officer. Before joining the Company in July 2017, Mr. Deshpande spent 17 years at Capital One in key leadership positions, most recently as Business Chief Risk Officer for the U.S. and international card business. He previously served as the Business Chief Risk Officer and Head of Enterprise Services for the Financial Services Division, responsible for Business Risk, Data Science, Data Quality, Process Excellence and Project Management. He also led marketing and analysis for the Home Loans, Auto Finance, and Credit Card businesses, with responsibilities for business strategy, credit, product and marketing.

(4)Ms. Diamond currently serves as Chief Financial Officer, having been elected to this position in June 2021, from her prior role as Segment President, Home Business. Ms. Diamond joined the Company in June 2004 and has spent the majority of her career in various leadership roles in the Medicare and Home businesses, with a particular passion and emphasis on growth and consumer segmentation strategies for the Company’s individual Medicare Advantage and Stand-Alone Part D offerings. Ms. Diamond also served for two and a half years as the Enterprise Vice President of Finance, where she was responsible for enterprise planning and forecasting, trend analytics and had responsibility for each of the Company’s line of business CFOs and controllers.

(5)Mr. Felter currently serves as Senior Vice President, Chief Accounting Officer and Controller, having been elected to this position in August 2022. Before joining the Company, Mr. Felter served as Senior Director - Investment Finance for OneAmerica Financial Partners, Inc. in 2022. Prior to OneAmerica, Mr. Felter spent nearly 11 years in multiple roles of increasing responsibility at Ernst & Young LLP where he oversaw large audit engagements for public and private entities with a concentration in the health insurance sector.

(6)Dr. Fleming currently serves as Chief Corporate Affairs Officer, having been elected to this position in April 2023, from his prior role as Segment President, Pharmacy Solutions and Chief Corporate Affairs Officer. Prior to that, Dr. Fleming held positions of Segment President, Clinical and Pharmacy Solutions, Segment President, Healthcare Services, and President of the Company’s pharmacy business. Dr. Fleming joined the Company in 1994.

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

(8)Mr. Rechtin currently serves as President and Chief Operating Officer, having been elected to this position in January 2024. Prior to joining the Company, Mr. Rechtin served as President and CEO at Envision Healthcare, having held that position from 2020 to 2023. Previously, Mr. Rechtin was President of OptumCare in 2019 after serving in multiple senior-level roles at Davita Medical Group from 2014 to 2019.

(9)Mr. Renaudin currently services as President, Medicare & Medicaid, having been elected to this position in February 2023. Mr. Renaudin joined the Company in April 2004 and since then has held various leadership roles of increasing responsibility, most recently holding the position of President, Medicare.

(10)Dr. Shetty currently serves as President, CenterWell, having been elected to this position in April 2023. Prior to joining the Company, Dr. Shetty spent nearly 13 years at Steward Health Care System in multiple senior-level roles, including President of Steward North America, President, Steward South Region and Executive Vice President, President, Steward Medical Group and Executive Vice President, Steward Health Care System, Executive Vice President for Corporate and Business Development, and President, Steward Health Care Network.

(11)Mr. Ventura currently serves as Chief Legal Officer. He joined the Company in January 2009 and since then has held various positions of increasing responsibility in the Company's Law Department, including most recently, Senior Vice President, Associate General Counsel & Corporate Secretary from July 2017 until February 2019.

Executive officers are elected annually by our Board of Directors and serve until their successors are elected or until resignation or removal. Pursuant to our previously announced leadership succession plan, we expect that Mr. Broussard will step down as Chief Executive Officer in the latter half of 2024 and that Mr. Rechtin will become President and Chief Executive Officer at that time. There are no family relationships among any of our executive officers.

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
•changes in our purchase discounts or rebates received from manufacturers and wholesalers;
•pharmacy volume rebates received from drug manufacturers, which in Medicare Part D are fully reported to CMS and factored into member premium pricing and CMS reimbursement to the plan;
•catastrophes, including acts of terrorism, public health emergencies, epidemics or pandemics (such as COVID-19), or natural disasters (such as hurricanes and earthquakes) which could occur more frequently or with more intense effects as a result of the impact of global climate change;
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
While we proactively attempt to effectively manage our operating expenses, increases or decreases in staff-related expenses, any costs associated with exiting products, additional investment in new products (including our opportunities in the Medicare programs, state-based contracts, and expansion of clinical capabilities as part of our integrated care delivery model), investments in health and well-being product offerings, acquisitions, new taxes and assessments, inflation, and implementation of regulatory requirements may increase our operating expenses.
Failure to adequately price our products or estimate sufficient benefits payable or effectively manage our operating expenses, may result in a material adverse effect on our results of operations, financial position, and cash flows.
We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare program or competitors in the delivery of health care services. We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors through the Medicare Annual Enrollment Period. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative and regulatory reform, and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical and administrative costs.
The policies and decisions of the federal and state governments regarding the Medicare Advantage and Prescription Drug Plans, military services and Medicaid programs in which we participate have a substantial impact on our profitability. These governmental policies and decisions, which we cannot predict with certainty, directly shape the premiums or other revenues to us under the programs, the eligibility and enrollment of our members, the services we provide to our members, and our administrative, health care services, and other costs associated with these programs. Legislative or regulatory actions, such as changes to the programs in which we participate, those resulting in a reduction in premium payments to us, an increase in our cost of administrative and health care services, or additional fees, taxes or assessments, may have a material adverse effect on our results of operations, financial position, and cash flows.
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
Our future performance depends in large part upon our ability to execute our strategy, including opportunities created by the expansion of our Medicare programs, our strategy with respect to state-based contracts, including those covering members dually eligible for the Medicare and Medicaid programs, the growth of our pharmacy, primary care, and home solutions businesses, and the successful implementation of our integrated care delivery model.
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
If we, and the third-party service providers on whom we rely, are unable to defend our information technology systems against cybersecurity attacks, contain such attacks when they occur, or prevent other privacy or data security incidents that result in security breaches that disrupt our operations or in the unintentional dissemination of sensitive personal information or proprietary or confidential information, we could be exposed to significant regulatory fines or penalties, liability or reputational damage, or experience a material adverse effect on our results of operations, financial position, and cash flows.

In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third-party service providers to do the same, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party with which we do business. We have been, and will likely continue to be, regular targets of attempted cybersecurity attacks and other security threats and may be, and have been, subject to breaches of our information technology systems, including breaches of the information technology systems of third-party service providers. Although the impact of such attacks has not been material to our operations or results of operations, financial position, or cash flow through December 31, 2023, we can provide no assurance that we will be able to detect, prevent, or contain the effects of such cybersecurity attacks or other information security risks or threats, or that such an attack will not be material to our business, in the future. A cybersecurity attack may penetrate our layered security controls and lead to the misappropriation of or compromise of sensitive personal information or proprietary or confidential information, create system disruptions, cause shutdowns, or deploy viruses, ransomware, and other malicious software programs that attack our systems. A cybersecurity attack that bypasses our information technology systems, or the security of third-party service providers, could materially affect us due to the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, operational or business delays resulting from the disruption of our IT systems, extortion attempts, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders.

The costs to detect, prevent, eliminate or address cybersecurity threats and vulnerabilities before or after an incident could be substantial. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members. In addition, breaches of our security measures or the security measures of third-party service providers, and the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties, can expose our associates' or members’ private information and result in the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in significant regulatory fines or penalties, litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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

In addition, because of the nature of the health care business, we are subject to a variety of legal actions relating to our business operations, including the design, management, and offering of products and services. These include and could include in the future: claims relating to the methodologies for calculating premiums; claims relating to the denial of health care benefit payments; claims relating to the denial or rescission of insurance coverage; challenges to the use of some software products used in administering claims; claims relating to our administration of our Medicare Part D offerings; medical malpractice actions brought against our employed providers or affiliated physician-owned professional groups, or against our health plans based on our medical necessity decisions or brought against us on the theory that we are liable for a third-party providers' alleged malpractice; claims arising from any adverse medical consequences resulting from our recommendations about the appropriateness of providers’ proposed medical treatment plans for patients; allegations of anti-competitive and unfair business activities; provider disputes over compensation or non-acceptance or termination of provider contracts; false claims litigation, such as qui tam lawsuits, brought by individuals who seek to sue on behalf of the government, alleging that we, as a government contractor, submitted false claims to the government or retained overpayments from the government, among other allegations, resulting from coding and review practices under the Medicare risk-adjustment model; claims related to the failure to disclose some business practices; claims relating to customer audits and contract performance; claims relating to dispensing of drugs associated with our in-house dispensing pharmacies; and professional liability claims arising out of the delivery of healthcare and related services to the public.

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

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs. These programs accounted for approximately 91% of our total premiums and services revenue for the year ended December 31, 2023. These programs involve various risks, as described further below.
•At December 31, 2023, under our contracts with CMS we provided health insurance coverage to approximately 851,300 individual Medicare Advantage members in Florida. These contracts accounted for approximately 14% of our total premiums and services revenue for the year ended December 31, 2023. The loss of these and other CMS contracts (which are generally renewed annually) or significant changes in the Medicare Advantage and Prescription Drug Plan programs as a result of legislative or regulatory action, including changes to the Part D prescription drug benefit design (such as the changes to plan sponsor liability across the different Part D coverage phases that will apply beginning in plan year 2025) or reductions in premium payments to us or increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.
•Our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2023, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and covers approximately 6.0 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the United States Department of Defense, or DoD, and is currently scheduled to expire on December 31, 2024 unless further extended. In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the updated TRICARE East Region by the DoD. The T-5 East Region contract comprises 24 states and Washington, D.C., and covers approximately 4.6 million beneficiaries. The transition period for the T-5 contract began in January 2024 and will overlap the final year of the T2017 contract. The T-5 East Region contract includes certain provisions pursuant to which we have guaranteed certain discounts to expected costs over the life of the contract. The loss of the T2017 or T-5 East Region contracts, should either occur, or our failure to deliver on the contractually agreed discounts, may have a material adverse effect on our results of operations, financial position, and cash flows.

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
The premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received (known as a “risk corridor”). We estimate and recognize an adjustment to premiums revenue related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain until CMS completes the applicable final payment year reconciliation, including member eligibility differences with CMS incurred allowable drug costs after rebates and other discounts, and low-income subsidy amounts.
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

•Our primary care and home health businesses derive a substantial portion of their revenues from third-party payors and directly from the federal and state governments through participation in fee-for-service Medicare. This concentration of revenues subjects these businesses to reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program, including changes to CMS’s risk adjustment model that may apply to our primary care business through its contracts with third-party payors. It is reasonably possible that such changes in reimbursement rates or changes to the Medicare programs in which our primary care and home health business participate may have a material adverse effect on our results of operations, financial position, or cash flows.

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

It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes, including restrictions on our ability to manage our provider network, market and sell our products, or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage business profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, increases in regulation of our prescription drug benefit businesses, or changes to the Part D prescription drug benefit design (and uncertainty arising from the implementation of these changes) may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

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
The success of our healthcare services businesses depends on our ability, and the ability of our affiliated physician-owned professional groups and management services organizations, to recruit, hire, acquire, contract with, and retain physicians, nurses and other medical professionals who are experienced in providing care services to older adults. The market to acquire or manage physician practices, and to employ or contract with individual physicians, nurses and other medical professionals is, and is expected to remain, highly competitive, and the performance of our healthcare services businesses may be adversely impacted if we, and our affiliated physician-owned professional groups and management services organizations, are unable to attract, maintain satisfactory relationships with, and retain physicians, nurses and other medical professionals, or if these businesses are unable to retain patients following the departure of a physician, nurses or other medical professional. In addition, our healthcare services businesses contract with competitors of our health benefits businesses, and these businesses could be materially impacted if they are unable to maintain relationships with these companies, or fail to adequately negotiate the terms of their contracts with these third-party payers, including the price and other terms of fixed fee (or capitated) agreements under which our primary care business assumes the risk that the actual cost of a basket of services provided to a patient exceeds the reimbursement provided by the health plan third-party payers.

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

We are also subject to risks inherent in the packaging and distribution of pharmaceuticals and other health care products, including the application of state laws and regulations related to the operation of internet and mail-order pharmacies, violations of which could expose us to civil and criminal penalties, and manufacturing, distribution or other supply chain disruptions (including disruptions that occur as a result of catastrophes, including acts of terrorism, public health emergencies, epidemics or pandemics (such as COVID-19), or natural disasters (such as hurricanes and earthquakes) which could occur more frequently or with more intense effects as a result of the impacts of global climate change), each of which could impact the availability or cost of supplying of such products.

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
Volatility or disruption in the securities and credit markets, including changes in interest rates, may significantly and adversely affect the value of our investment portfolio and the investment income that we derive from this portfolio.
Ongoing volatility or disruption in the securities and credit markets, including changes in interest rates, may significantly and adversely affect the value of our significant investment portfolio and the investment income that we derive from this portfolio. We evaluate our investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For the purpose of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification. For debt securities held, we recognize an impairment loss in income when the fair value of the debt security is less than the carrying value and we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis, or if a credit loss has occurred. When we do not intend to sell or are not required to sell a security in an unrealized loss position, potential credit related impairments are considered using a variety of factors, including the extent to which the fair value has been less than cost, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a security; payment structure of the security; changes in credit rating of the security by the rating agencies; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, we take into account expectations of relevant market and economic data. We continuously review our investment portfolios and there is a continuing risk that declines in fair value may occur and additional material realized losses from sales or credit related impairments may be recorded in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third-party service providers to do the same, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party. The protection of information and business processes is an integrated component in our overall risk management program, and reflected in our Code of Ethics, security standards, and privacy policies. We employ processes to safeguard information and protect our members’ data, including by deploying both proactive and defensive practices against the evolving cyber threat landscape. Examples of these processes include:
a.Employing a qualified Chief Information Security Officer.
b.Maintaining tools to identify malicious cyber activity.
c.Monitoring risks posed by threat actors, including through partnerships with industry groups and government agencies.
d.Providing annual cybersecurity training to our associates.
e.Testing our associates’ knowledge through internal phishing simulations.
f.Engaging an independent third-party audit firm to perform an Annual Service Organizational Controls (SOC) 2 audit of enterprise claims platforms.
g.Reporting data breaches, as required by law, to the U.S. Department of Health and Human Services (HHS), Office for Civil Rights (OCR), and various state agencies; our reports are publicly available, free of charge, and can be obtained through the OCR Portal at https://ocrportal.hhs.gov/ocr/breach.
h.Maintaining a program to identify cybersecurity risks associated with certain third party vendors, which is one component of an overall vendor risk management program.
We also enhance our information technology infrastructure and security protocols to assess, identify, protect against, and manage material risks from cybersecurity threats following a risk-based approach. In addition, we conduct cybersecurity risk assessments at least annually, and periodically engage an independent auditor or other external assessors to aid in pro-active risk identification, prevention, detection, mitigation, and remediation. Our efforts to manage against cybersecurity threats are further guided by Federal and state laws, as well as contractual commitments with third parties, which regulate our collection, use and disclosure of confidential information such as protected health information and personally identifiable information.
Although we have been subject to breaches of our information technology systems, including breaches of the information technology systems of third-party service providers, the impact of such attacks has not been material to our business strategy, operations or results of operations, financial position, or cash flows through December 31, 2023. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect the Company. For additional information on the risks we face from cybersecurity threats, please refer to Part I, Item 1A, "Risk Factors" of this Form 10-K.
Governance
As part of its overall responsibility for oversight of our enterprise risk management, our Board of Directors reviews material risks to our Company, including risks from cybersecurity threats. The Board has designated our Audit Committee and Technology Committee with joint oversight over our information technology internal controls, cybersecurity, business continuity and disaster recovery programs.
Management is responsible for designing and implementing our governance framework and controls for managing our material risks from cybersecurity threats, under the oversight of our Board of Directors. Our Chief Information Security Officer is responsible for assessing and managing identified cybersecurity risks, and evaluating and remediating cybersecurity incidents, and sharing information directly with the Audit Committee and Technology Committee, or full Board of Directors, when appropriate. Our Chief Information Security Officer reports to our Chief Information Officer, who is in turn responsible for the management of Humana’s data and information technology risks more generally. Our Chief Information Officer is a senior executive and industry leader in risk management practices in highly regulated fields. Our Chief Information Security Officer is an experienced cybersecurity executive and leader in the field, with many years of relevant experience working in highly regulated industries.
Among our cybersecurity and risk teams, we utilize established governance mechanisms to enable a transparent and holistic approach to cybersecurity risk management, and the evaluation and remediation of cybersecurity incidents. These processes enable cross-functional engagement from our enterprise information protection, enterprise risk management, enterprise compliance, information technology, legal, privacy, and data governance teams.
As a key component of this governance framework, the Audit Committee and Technology Committee also receive regular updates regarding our cybersecurity program and cybersecurity incidents from our Chief Information Security Officer.

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
We owned or leased numerous medical centers and administrative offices at December 31, 2023. The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of these medical centers, approximately 324 of these facilities are leased or subleased to our contracted providers to operate.

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
Holders of our Capital Stock
As of January 31, 2024, there were 1,602 holders of record of our common stock and 637,767 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2022 and 2023, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2022 payments
12/31/2021	1/28/2022	$0.7000	$90
3/31/2022	4/29/2022	$0.7875	$100
6/30/2022	7/29/2022	$0.7875	$100
9/30/2022	10/28/2022	$0.7875	$100
2023 payments
12/30/2022	1/27/2023	$0.7875	$98
3/31/2023	4/28/2023	$0.8850	$111
6/30/2023	7/28/2023	$0.8850	$110
9/29/2023	10/27/2023	$0.8850	$109

In October 2023, the Board declared a cash dividend of $0.8850 per share payable on January 26, 2024 to stockholders of record on December 29, 2023 for an aggregate amount of $108 million. In February 2024, the Board declared a cash dividend of $0.885 per share payable on April 26, 2024 to stockholders of record on March 29, 2024. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2023. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2018, and that dividends were reinvested when paid.

$225
$200
$175
$150
$125
$100
$75
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
HUM
S&P 500
Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
HUM	$100	$129	$145	$165	$184	$165
S&P 500	$100	$131	$156	$200	$164	$207
Peer Group	$100	$123	$145	$181	$169	$168
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 2023	220,245	$507.67	220,245	$1,917,683,190
November 2023	860,260	485.36	860,260	1,500,150,885
December 2023	—	—	—	1,500,150,885
Total	1,080,505		1,080,505

(1)Excludes 0.2 million shares repurchased in connection with employee stock plans.
(2)On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026, which we refer to as the February 2023 repurchase authorization. Our remaining repurchase authorization under the February 2023 repurchase authorization was $824 million as of February 15, 2024.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this 2023 Form 10-K, refer to "Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations" found in our Form 10-K for the year ended December 31, 2022, that was filed with the Securities and Exchange Commission on February 16, 2023.
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
Sale of Hospice and Personal Care Divisions
On August 11, 2022, we completed the sale of a 60% interest in Gentiva (formerly Kindred) Hospice to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $237 million, which was reported as a gain on sale of Gentiva Hospice in the accompanying consolidated statements of income for the year ended December 31, 2022.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. Initially during periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-emergent and elective medical care resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.

The COVID-19 National Emergency declared in 2020 was terminated on April 10, 2023 and the Public Health Emergency expired on May 11, 2023.
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities beginning in 2022, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $436 million and $473 million in 2023 and 2022, respectively, within operating costs in the consolidated statements of income. These charges were recorded at the corporate level and not allocated to the segments. We expect to incur additional charges through the end of 2024.
The value creation initiative charges primarily relate to $237 million and $248 million in asset impairments in 2023 and 2022, respectively, as well as $199 million and $116 million in severance charges in connection with workforce optimization in 2023 and 2022, respectively. The remainder of the 2022 charges primarily relate to external consulting fees.
During 2023, we also recorded severance charges of $70 million within operating costs in our consolidated statement of income as a result of our exit from the Employer Group Commercial Medical Products business and impairment charges of $91 million, including $55 million relating to indefinite-lived intangibles. The indefinite-lived intangibles impairment charges were included within operating costs in our consolidated statement of income with the remaining impairment charges included within investment income.
Business Segments
During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy solutions, primary care, and home solutions. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. 2021 segment financial information was recast to conform to the 2022 presentation.
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
The CenterWell segment includes our pharmacy solutions, primary care, and home solutions operations. The segment also includes our strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers, as well as our minority ownership interest in Gentiva Hospice operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
The results of each segment are measured by income (loss) from operations. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy solutions, primary care, and home solutions, to our Insurance segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
The Insurance segment also experiences seasonality in the commercial fully-insured product offering. The effect on the Insurance segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. The Employer Group Commercial Fully-Insured business did not impact the Insurance segment benefit ratio for the year ended December 31, 2023 and increased the Insurance segment benefit ratio by 10 basis points for the year ended December 31, 2022.
The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season. The Insurance segment may experience adverse impacts in the operating cost ratio as a result of our Employer Group Commercial Medical Products exit phased over the 18 to 24 months following our February 2023 announcement. The Employer Group Commercial Fully-Insured business increased the Insurance segment operating cost ratio by 30 basis points and increased the Insurance segment operating cost ratio by 40 basis points for the years ended December 31, 2023 and 2022, respectively.

Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2023, approximately 3,764,300 members, or 70%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,175,500 members, or 70%, at December 31, 2022.
•On January 31, 2024, Centers for Medicare & Medicaid Services, or CMS, issued its preliminary 2025 Medicare Advantage and Part D payment rates and proposed policy changes, collectively, the Advance Notice. CMS has invited public comment on the Advance Notice before publishing final rates on or before April 1, 2024, or the Final Notice. In the Advance Notice, CMS estimates Medicare Advantage plans across the sector will, on average, experience a 0.16% decrease in benchmark funding based on proposals included therein. As indicated by CMS, its estimate excludes the impact of fee-for-service county rebasing/re-pricing since the related impact is dependent upon finalization of certain data, which will be available with the publication of the Final Notice. Based on our preliminary analysis using the same factors included in CMS’ estimate, the components of which are detailed on CMS’ website, we anticipate the proposals in the Advance Notice would result in a change to our benchmark funding that is approximately 160 basis points worse than our expectation of a flat rate environment. This difference is primarily due to the proposed effective growth rate restatements, which we did not anticipate in light of the higher medical cost trends experienced across the industry, as well as the negative impact of CMS’ proposed normalization factors. As part of our typical engagement with the agency, we will provide actuarial data with respect to our concerns regarding these items. We will continue to analyze the Advance Notice and will draw upon our program expertise to provide CMS formal commentary on the impact of the Advance Notice and the related impact upon Medicare beneficiaries’ quality of care, affordability, and service to its members through the Medicare Advantage program.

•Net income attributable to Humana was $2.5 billion, or $20.00 per diluted common share, and $2.8 billion, or $22.08 per diluted common share, in 2023 and 2022, respectively. This comparison was significantly impacted by the gain on sale of Gentiva Hospice, put/call valuation adjustments associated with non-consolidating minority interest investments, transaction and integration costs, the change in the fair market value of publicly-traded equity securities, an accrued charge related to certain litigation expenses, charges associated with value creation initiatives, and impairment charges. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2023 and 2022 periods:

	2023	2022
	(in millions)
Consolidated income before income taxes and equity in net (losses) earnings:
Gain on sale of Gentiva Hospice	$—	$(237)
Put/call valuation adjustments associated with our non-consolidating minority interest investments	320	68
Transaction and integration costs	(48)	105
Change in fair market value of publicly-traded equity securities	(1)	123
Accrued charge related to certain anticipated litigation expenses	105	—
Value creation initiatives	436	473
Impairment charges	91	—
Total	$903	$532

	2023	2022
Diluted earnings per common share:
Gain on sale of Gentiva Hospice	$—	$(1.86)
Put/call valuation adjustments associated with our non-consolidating minority interest investments	2.57	0.53
Transaction and integration costs	(0.38)	0.83
Change in fair market value of publicly-traded equity securities	(0.01)	0.97
Accrual charge related to certain anticipated litigation expenses	0.84	—
Value creation initiatives	3.50	3.72
Impairment charges	0.73	—
Net tax impact of transactions	(1.67)	(1.52)
Total	$5.58	$2.67

Regulatory Environment
We are and will continue to be regularly subject to new laws and regulations, changes to existing laws and regulations, and judicial determinations that impact the interpretation and applicability of those laws and regulations. The Health Care Reform Law, the Families First Act, the CARES Act, and the Inflation Reduction Act, and related regulations, are examples of laws which have enacted significant reforms to various aspects of the U.S. health insurance industry, including, among others, mandated coverage requirements, mandated benefits and guarantee issuance associated with insurance products, rebates to policyholders based on minimum benefit ratios, adjustments to Medicare Advantage premiums, the establishment of federally facilitated or state-based exchanges coupled with programs designed to spread risk among insurers, and the introduction of plan designs based on set actuarial values, and changes to the Part D prescription drug benefit design.
It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes including restrictions on our ability to manage our provider network, manage and sell our products, or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, increases in regulation of our prescription drug benefit businesses, or changes to the Part D prescription drug benefit design (and uncertainty arising from the implementation of these changes) in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy solutions, primary care, and home solutions, to our Insurance segment customers and are described in Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Comparison of Results of Operations for 2023 and 2022
The following discussion primarily details our results of operations for the year ended December 31, 2023, or the 2023 period, and the year ended December 31, 2022, or the 2022 period.
Consolidated

			Change
	2023	2022	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Insurance premiums	$101,272	$87,712	$13,560	15.5%
Services:
Insurance	1,000	850	150	17.6%
CenterWell	3,033	3,926	(893)	(22.7)%
Total services revenue	4,033	4,776	(743)	(15.6)%
Investment income	1,069	382	687	179.8%
Total revenues	106,374	92,870	13,504	14.5%
Operating expenses:
Benefits	88,394	75,690	12,704	16.8%
Operating costs	13,188	12,671	517	4.1%
Depreciation and amortization	779	709	70	9.9%
Total operating expenses	102,361	89,070	13,291	14.9%
Income from operations	4,013	3,800	213	5.6%
Gain on sale of Gentiva Hospice	—	(237)	(237)	(100.0)%
Interest expense	493	401	92	22.9%
Other expense, net	137	68	69	101.5%
Income before income taxes and equity in net losses	3,383	3,568	(185)	(5.2)%
Provision for income taxes	836	762	74	9.7%
Equity in net losses	(63)	(4)	59	1475.0%
Net income	$2,484	$2,802	$(318)	(11.3)%
Diluted earnings per common share	$20.00	$22.08	$(2.08)	(9.4)%
Benefit ratio (a)	87.3%	86.3%		1.0%
Operating cost ratio (b)	12.5%	13.7%		(1.2)%
Effective tax rate	25.2%	21.4%		3.8%
(a)Represents total benefits expense as a percentage of premiums revenue.
(b)Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

    Consolidated premiums revenue increased $13.6 billion, or 15.5%, from $87.7 billion in the 2022 period to $101.3 billion in the 2023 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums. These factors were partially offset by the year-over-year decline in membership associated with group commercial medical, group Medicare Advantage and stand-alone PDP products, as well as the phase-out of COVID-19 sequestration relief in 2022.
Services Revenue
Consolidated services revenue decreased $0.7 billion, or 15.6%, from $4.8 billion in the 2022 period to $4.0 billion in the 2023 period primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022.
Investment Income
Investment income increased $0.7 billion, or 179.8%, from $0.4 billion in the 2022 period to $1.1 billion in the 2023 period primarily due to increase in interest income on our debt securities as well as the net unfavorable mark to market impact of our publicly-traded equity securities during the 2022 period.
Benefits Expense
Consolidated benefits expense increased $12.7 billion, or 16.8%, from $75.7 billion in the 2022 period to $88.4 billion in the 2023 period. The consolidated benefit ratio increased 100 basis points from 86.3% in the 2022 period to 87.3% in the 2023 period primarily due to investments in the benefit design of our Medicare Advantage products for 2023, higher than anticipated Medicare Advantage utilization trends, which further increased in the fourth quarter of 2023, driven by inpatient utilization, primarily for the months of November and December, and non-inpatient trends, predominately in the categories of physician, outpatient surgeries and supplemental benefits, as well as the impact of continued individual Medicare Advantage growth following the 2023 Annual Election Period, or AEP, including a high proportion of age-ins, which typically have a higher benefits expense ratio initially than the average new member. These increases were partially offset by increased individual Medicare Advantage premiums, decreased average unit costs given the additional 20% payment on COVID-19 admissions during the Public Health Emergency, which expired on May 11, 2023, as well as higher favorable prior-period development in 2023. Further, the 2023 ratio continues to reflect a shift in line of business mix, with growth in individual Medicare Advantage and state-based contracts and other membership, which can carry a higher benefits expense ratio.
Consolidated benefits expense included $872 million of favorable prior-period medical claims reserve development in the 2023 period and $415 million of favorable prior-period medical claims reserve development in the 2022 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points in the 2023 period and decreased the consolidated benefit ratio by approximately 50 basis points in the 2022 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.5 billion, or 4.1%, from $12.7 billion in the 2022 period to $13.2 billion in the 2023 period. The consolidated operating cost ratio decreased 120 basis points from 13.7% in the 2022 period to 12.5% in the 2023 period. The ratio decrease was primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022, which carried a significantly higher operating cost ratio compared to the historical consolidated operating cost ratio, scale efficiencies associated with growth in individual Medicare Advantage membership, administrative cost efficiencies as a result of our value creation initiatives, as well as the impact of significantly reduced compensation accruals in 2023 for the annual incentive plan offered to employees across all levels of the company, in accordance with plan requirements, as our 2023 performance was negatively impacted by the previously-discussed higher Medicare Advantage utilization trends. These factors were partially offset by an increase in commissions for brokers related to the individual Medicare Advantage membership growth in 2023, the impact of accelerated charges related to value creation initiatives in 2023 compared to 2022, impairment charges expensed in 2023, the phase-out of COVID-19 sequestration relief in 2022, and an accrual recorded in 2023 related to certain anticipated litigation expenses.
Depreciation and Amortization
Depreciation and amortization increased $70 million, or 9.9%, from $709 million in the 2022 period to $779 million in the 2023 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $92 million, or 22.9%, from $401 million in the 2022 period to $493 million in the 2023 period primarily due to higher average interest cost on outstanding borrowings.
Income Taxes
Our effective tax rate during 2023 was 25.2% compared to the effective tax rate of 21.4% in 2022. The year-over-year increase in the effective income tax rates is primarily due to the favorable adjustment in relation to tax basis over book basis for the sale of Gentiva Hospice recognized in 2022, which resulted in book income in excess of taxable gain, an increase in our federal and state audit reserves for 2023, as well as a reduction in the recognized value of certain net operating losses. For a complete reconciliation of the federal statutory rate to the effective tax rate, refer to Note 12 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Insurance Segment

			Change
	2023	2022	Members	%
Membership:
Individual Medicare Advantage	5,408,900	4,565,600	843,300	18.5%
Group Medicare Advantage	509,600	565,100	(55,500)	(9.8)%
Medicare stand-alone PDP	2,849,100	3,551,300	(702,200)	(19.8)%
Total Medicare	8,767,600	8,682,000	85,600	1.0%
Medicare Supplement	307,200	313,600	(6,400)	(2.0)%
Commercial fully-insured	338,700	556,300	(217,600)	(39.1)%
State-based contracts and other	1,228,800	1,137,300	91,500	8.0%
Military services	5,960,200	5,959,900	300	—%
Commercial ASO	255,300	430,100	(174,800)	(40.6)%
Total Medical Membership	16,857,800	17,079,200	(221,400)	(1.3)%
Total Specialty Membership	4,868,300	5,194,800	(326,500)	(6.3)%

			Change
	2023	2022	$	%
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$78,837	$65,591	$13,246	20.2%
Group Medicare Advantage	6,869	7,297	(428)	(5.9)%
Medicare stand-alone PDP	2,189	2,269	(80)	(3.5)%
Total Medicare	87,895	75,157	12,738	16.9%
Commercial fully-insured	3,527	4,389	(862)	(19.6)%
Specialty benefits	1,007	1,047	(40)	(3.8)%
Medicare Supplement	735	743	(8)	(1.1)%
State-based contracts and other	8,108	6,376	1,732	27.2%
Total premiums revenue	101,272	87,712	13,560	15.5%
Commercial ASO	237	300	(63)	(21.0)%
Military services and other	763	550	213	38.7%
Services revenue	1,000	850	150	17.6%
Total premiums and services revenue	$102,272	$88,562	$13,710	15.5%
Income from operations	$2,654	$3,022	$(368)	(12.2)%
Benefit ratio	88.0%	86.6%		1.4%
Operating cost ratio	10.2%	10.4%		(0.2)%

Income from operations
Insurance segment income from operations decreased $0.4 billion, or 12.2%, from $3.0 billion in the 2022 period to $2.6 billion in the 2023 period primarily due to the same factors impacting the segment's higher benefit ratio partially offset by the segment's lower operating cost ratio as more fully described below.

Enrollment
Individual Medicare Advantage membership increased 843,300 members, or 18.5%, from 4,565,600 members as of December 31, 2022 to 5,408,900 members as of December 31, 2023 primarily due to membership additions associated with the 2023 AEP and continued growth in 2023. The year-over-year growth was further impacted by continued enrollment resulting from special elections, age-ins, and Dual Eligible Special Need Plans, or D-SNP, membership. Individual Medicare Advantage membership includes 871,300 D-SNP members as of December 31, 2023, a net increase of 202,400 members, or 30.3%, from 668,900 members as of December 31, 2022. For the full year 2024, we anticipate a net membership growth in our individual Medicare Advantage offerings of approximately 100,000 members.
Group Medicare Advantage membership decreased 55,500 members, or 9.8%, from 565,100 members as of December 31, 2022 to 509,600 members as of December 31, 2023 reflecting the net loss of certain large accounts partially offset by continued growth in small group accounts. For the full year 2024, we anticipate a net membership growth in our group Medicare Advantage offerings of approximately 45,000 members.
Medicare stand-alone PDP membership decreased 702,200 members, or 19.8%, from 3,551,300 members as of December 31, 2022 to 2,849,100 members as of December 31, 2023 primarily due to continued intensified competition for Medicare stand-alone PDP offerings. For the full year 2024, we anticipate a net membership decline in our Medicare stand-alone PDP offerings of approximately 650,000 members.
State-based contracts and other membership increased 91,500 members, or 8.0%, from 1,137,300 members as of December 31, 2022 to 1,228,800 members as of December 31, 2023 reflecting the impact of membership additions associated with the implementation of the Louisiana and Ohio contracts effective January 2023 and February 2023, respectively, partially offset by ending the suspension of state eligibility redetermination efforts previously enacted as part of the Public Health Emergency. For the full year 2024, we anticipate a net membership growth in our state-based contracts of approximately 250,000 members.
Commercial fully-insured medical membership decreased 217,600 members, or 39.1%, from 556,300 members as of December 31, 2022 to 338,700 members as of December 31, 2023 and commercial ASO medical membership decreased 174,800 members, or 40.6%, from 430,100 members as of December 31, 2022 to 255,300 members as of December 31, 2023. These decreases reflect our planned exit of the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. The exit from this line of business will be phased over the 18 to 24 months following our February 2023 announcement.
Specialty membership decreased 326,500 members, or 6.3%, from 5,194,800 members as of December 31, 2022 to 4,868,300 members as of December 31, 2023 reflecting the decline in membership associated with our Optional Supplemental Benefit products as a result of enhanced mandatory dental and vision supplemental benefits on Medicare Advantage plans. In addition, the decline reflects loss of dental and vision individuals due to terminations as well as loss of dental and vision groups cross-sold with commercial medical products.
Premiums revenue
Insurance segment premiums revenue increased $13.6 billion, or 15.5%, from $87.7 billion in the 2022 period to $101.3 billion in the 2023 period primarily due to individual Medicare Advantage and state-based contracts membership growth and higher per member individual Medicare Advantage premiums. These factors were partially offset by the year-over-year decline in membership associated with group commercial medical, group Medicare Advantage and stand-alone PDP products, as well as the phase-out of COVID-19 sequestration relief in 2022.
Services revenue
Insurance segment services revenue increased $0.15 billion, or 17.6%, from $0.85 billion in the 2022 period to $1 billion in the 2023 period.

Benefits expense
The Insurance segment benefit ratio increased 140 basis points from 86.6% in the 2022 period to 88.0% in the 2023 period primarily due to investments in the benefit design of our Medicare Advantage products for 2023, higher than anticipated Medicare Advantage utilization trends, which further increased in the fourth quarter of 2023, driven by inpatient utilization, primarily for the months of November and December, and non-inpatient trends, predominately in the categories of physician, outpatient surgeries and supplemental benefits, as well as the impact of continued individual Medicare Advantage growth following the 2023 Annual Election Period, or AEP, including a high proportion of age-ins, which typically have a higher benefits expense ratio initially than the average new member. These increases were partially offset by increased individual Medicare Advantage premiums, decreased average unit costs given the additional 20% payment on COVID-19 admissions during the Public Health Emergency, which expired on May 11, 2023, as well as higher favorable prior-period development in 2023. Further, the 2023 ratio continues to reflect a shift in line of business mix, with growth in individual Medicare Advantage and state-based contracts and other membership, which can carry a higher benefits expense ratio.
The Insurance segment benefits expense included $872 million of favorable prior-period medical claims reserve development in the 2023 period and $415 million of favorable prior-period medical claims reserve development in the 2022 period. Prior-period medical claims reserve development decreased the Insurance segment benefit ratio by approximately 90 basis points in the 2023 period and decreased the Insurance segment benefit ratio by approximately 50 basis points in the 2022 period.
Operating costs
The Insurance segment operating cost ratio decreased 20 basis points from 10.4% in the 2022 period to 10.2% in the 2023 period primarily due to scale efficiencies associated with growth in individual Medicare Advantage membership, administrative cost efficiencies as a result of our value creation initiatives, as well as the impact of significantly reduced compensation accruals in 2023 for the annual incentive plan offered to employees across all levels of the company, in accordance with plan requirements, as our 2023 performance was negatively impacted by the previously-discussed higher Medicare Advantage utilization trends. These factors were partially offset by an increase in commissions for brokers related to the individual Medicare Advantage membership growth in 2023, the phase-out of COVID-19 sequestration relief in 2022 and an accrual recorded in 2023 related to certain anticipated litigation expenses.

CenterWell Segment

			Change
	2023	2022	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$1,342	$2,333	$(991)	(42.5)%
Pharmacy solutions	849	1,025	(176)	(17.2)%
Primary care	842	568	274	48.2%
Total services revenue	3,033	3,926	(893)	(22.7)%
Intersegment revenues:
Home solutions	1,589	553	1,036	187.3%
Pharmacy solutions	10,451	9,841	610	6.2%
Primary care	3,332	2,979	353	11.8%
Total intersegment revenues	15,372	13,373	1,999	14.9%
Total services and intersegment revenues	$18,405	17,299	1,106	6.4%
Income from operations	$1,404	$1,291	$113	8.8%
Operating cost ratio	91.2%	91.5%		(0.3)%
Income from operations
CenterWell segment income from operations increased $0.1 billion, or 8.8%, from $1.3 billion in the 2022 period to $1.4 billion in the 2023 period.
Services revenue
CenterWell segment services revenue decreased $0.9 billion, or 22.7%, from $3.9 billion in the 2022 period to $3.0 billion in the 2023 period primarily due to the divestiture of the 60% ownership of Gentiva Hospice in August 2022.
Intersegment revenues
CenterWell segment intersegment revenues increased $2.0 billion, or 14.9%, from $13.4 billion in the 2022 period to $15.4 billion in the 2023 period primarily due to individual Medicare Advantage membership growth, which led to higher pharmacy solutions revenues, higher revenues associated with growth in the primary care business, and greater revenues associated with the home solutions business as a result of the expansion of the value-based care home model in 2023 compared to 2022.

Operating costs
The CenterWell segment operating cost ratio decreased 30 basis points from 91.5% in the 2022 period to 91.2% in the 2023 period primarily due to an improving ratio in the primary care business driven by year-over-year medical costs favorability, administrative cost efficiencies related to the pharmacy solutions business, as well as the impact of significantly reduced compensation accruals in 2023 for the annual incentive plan offered to employees across all levels of the company, in accordance with plan requirements, as our 2023 performance was negatively impacted by the previously-discussed higher Medicare Advantage utilization trends. These factors were partially offset by the divestiture of the 60% ownership of Gentiva Hospice in August 2022, which carried a lower operating cost ratio compared to other businesses within the segment, the expansion of the value-based care model within the home solutions business, which carries a higher operating cost ratio compared to the core fee-for-service business, along with growth in Medicare Advantage episodes in the core fee-for-service business, as well as continued investments within the home solutions business to abate the pressures of the current nursing labor environment.

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
For additional information on our liquidity risk, please refer to Part I, Item 1A, "Risk Factors" of this Form 10-K.
Cash and cash equivalents decreased to $4.7 billion at December 31, 2023 from $5.1 billion at December 31, 2022. The change in cash and cash equivalents for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	2023	2022	2021
	(in millions)
Net cash provided by operating activities	$3,981	$4,587	$2,262
Net cash used in investing activities	(3,492)	(1,006)	(6,556)
Net cash (used in) provided by financing activities	(856)	(1,914)	3,015
(Decrease) increase in cash and cash equivalents	$(367)	$1,667	$(1,279)

Cash Flow from Operating Activities
Cash flows provided by operations of $4.0 billion in the 2023 period decreased $606 million from cash flows provided by operations of $4.6 billion in the 2022 period primarily due to lower earnings in the 2023 period compared to the 2022 period combined with the unfavorable impact of working capital changes.
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
The detail of total net receivables was as follows at December 31, 2023, 2022 and 2021:

				Change
	2023	2022	2021	2023	2022
	(in millions)
Medicare	$1,426	$1,260	$1,214	$166	$46
Commercial and other	549	383	579	166	(196)
Military services	148	101	104	47	(3)
Allowance for doubtful accounts	(88)	(70)	(83)	(18)	13
Total net receivables	$2,035	$1,674	$1,814	361	(140)
Reconciliation to cash flow statement:
Receivables (acquired) disposed				(24)	194
Change in receivables per cash flow statement				$337	$54
The changes in Medicare receivables for both the 2023 period and the 2022 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. The increase in Commercial and other receivables for the 2023 period is primarily related to Medicaid membership growth. The decrease in Commercial and other receivables for 2022 primarily relates to the Gentiva Hospice disposition.
Cash Flow from Investing Activities
During the 2022 period, we completed the sale of a 60% interest of Gentiva Hospice to CD&R for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale we recognized a pre-tax gain, net of transaction costs, of $237 million which was reported as a gain on sale of Gentiva Hospice in the accompanying consolidated statement of income for the year ended December 31, 2022.
During the 2023 period and 2022 period, we acquired various businesses for approximately $233 million and $337 million, respectively, net of cash and cash equivalents received.
During 2021, we acquired Kindred at Home and other primary care businesses for cash consideration of approximately $4.2 billion, net of cash received.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Net capital expenditures, excluding acquisitions, were $794 million, $1.1 billion and $1.3 billion in the 2023, 2022 and 2021 periods, respectively.

Net purchases of investment securities were $2.5 billion, $2.3 billion and $1.1 billion in the 2023, 2022 and 2021 periods, respectively.
Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $771 million and $2 billion in the 2023 and 2022 periods, respectively, and claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $261 million in the 2021 period. Our net payable from CMS for subsidies and brand name prescription drug discounts was $1.3 billion at December 31, 2023 compared to a net payable of $540 million at December 31, 2022.
Under our administrative services only TRICARE contract, reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $57 million and $25 million in the 2023 and 2022 periods, respectively, and health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $45 million in the 2021 period.
In November 2023, we issued $500 million of 5.750% unsecured senior notes due December 1, 2028 and $850 million of 5.950% unsecured senior notes due March 15, 2034. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.3 billion.
In March 2023, we issued $500 million of 5.700% unsecured senior notes due March 13, 2026 and $750 million of 5.500% unsecured senior notes due March 15, 2053. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.2 billion. We used the net proceeds to repay outstanding amounts under our $500 million Delayed Draw Term Loan. The remaining net proceeds were used for general corporate purposes, which included the repayment of existing indebtedness, including borrowings under our commercial paper program.
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
In August 2021, we issued $1.5 billion of 0.650% unsecured senior notes due August 3, 2023, $750 million of 1.350% unsecured senior notes due February 3, 2027 and $750 million of 2.150% unsecured senior notes due February 3, 2032. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $3.0 billion.
In August 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, our $600 million aggregate principal amount of 3.950% senior notes maturing in March 2027, our $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029, and our $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 during the period beginning on August 7, 2023 and ending on November 15, 2023. For the year ended December 31, 2023, we repurchased $339 million principal amount of these senior notes for approximately $310 million cash.
In March 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million aggregate principal amount of 3.850% senior notes maturing in October 2024 during the period beginning on March 13, 2023 and ending on July 21, 2023. For the year ended December 31, 2023, we repurchased $361 million principal amount of these senior notes for approximately $358 million cash. We repaid the remaining $1.2 billion aggregate principal amount of our 0.650% senior notes due on their maturity date of August 3, 2023.
We repaid $600 million aggregate principal amount of our 3.150% senior notes due on their maturity date of December 1, 2022 and $400 million aggregate principal amount of our 2.900% senior notes due on their maturity date of December 15, 2022.
We entered into a commercial paper program in October 2014. Net proceeds from issuance of commercial paper were $211 million in 2023 and the maximum principal amount outstanding at any one time during 2023 was $3.3 billion. Net repayments from the issuance of commercial paper were $376 million in 2022 and the maximum principal amount outstanding at any one time during 2022 was $1.5 billion. Net proceeds from issuance of commercial paper were $352 million in 2021 and the maximum principal amount outstanding at any one time during 2021 was $1.2 billion.
We received a short-term cash advance of $100 million from FHLB with certain of our marketable securities as collateral and subsequently repaid the outstanding balance in December 2023.
In August 2022, we repaid the $2.0 billion October 2021 Term Loan Agreement without a prepayment penalty due.
In October 2021, we entered into a $2.0 billion term loan agreement and applied the proceeds to finance the repayment in full of the outstanding assumed Kindred at Home debt.
In August 2021, we borrowed $500 million under the delayed draw term loan agreement, which was used, in combination with other debt financing, to fund the approximate $5.8 billion transaction price of Gentiva Hospice.

We repurchased common shares for $1.6 billion, $2.1 billion and $79 million in 2023, 2022 and 2021, respectively, under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans.
We paid dividends to stockholders of $431 million in 2023, $392 million in 2022, and $354 million in 2021.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2023 was BBB+ according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company decreased to $0.5 billion at December 31, 2023 from $0.9 billion at December 31, 2022. This decrease primarily reflects common stock repurchases, repayment of maturing senior notes, capital expenditures, capital contributions to certain subsidiaries, cash dividends to shareholders and acquisitions, partially offset by net proceeds from the senior notes, dividends from insurance subsidiaries, and cash from certain non-insurance subsidiaries within our CenterWell segment. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by regulators. Our regulated insurance subsidiaries paid dividends to our parent company of $1.8 billion in 2023, $1.3 billion in 2022, and $1.6 billion in 2021. Subsidiary capital requirements from significant premium growth has impacted the amount of regulated subsidiary dividends over the last two years. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. The amount of ordinary dividends that may be paid to our parent company in 2024 is approximately $1.1 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to our parent, please refer to Note 16 to the to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2023, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Guarantees and Indemnifications
For a detailed discussion of our guarantees and indemnifications, please refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Government Contracts
For a detailed discussion of our government contracts, including our Medicare, military services, and Medicaid and state-based contracts, please refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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
The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderately adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2023 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.90%	$707	4.50%	$750
0.80%	$628	4.25%	$709
0.70%	$550	4.00%	$667
0.60%	$471	3.75%	$625
0.50%	$393	3.50%	$584
0.40%	$314	3.25%	$542
0.30%	$236	3.00%	$500
0.20%	$157	2.75%	$459
0.10%	$79	2.50%	$417
0.05%	$39	2.25%	$375
0.03%	$20	2.00%	$333
(a)Reflects estimated potential changes in benefits payable at December 31, 2023 caused by changes in completion factors for incurred months prior to the most recent two months.
(b)Reflects estimated potential changes in benefits payable at December 31, 2023 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.
(c)The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 11 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for information about incurred and paid claims development as of December 31, 2023 as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2023	2022	2021
	(in millions)
Balances at January 1	$9,264	$8,289	$8,143
Acquisitions	62	—	42
Incurred related to:
Current year	89,266	76,105	70,024
Prior years	(872)	(415)	(825)
Total incurred	88,394	75,690	69,199
Paid related to:
Current year	(79,545)	(67,287)	(62,149)
Prior years	(7,934)	(7,428)	(6,946)
Total paid	(87,479)	(74,715)	(69,095)
Balances at December 31	$10,241	$9,264	$8,289
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

	Favorable Development by Changes in Key Assumptions
	2023		2022		2021
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(586)	(0.7)%	$(387)	(0.6)%	$(361)	(3.3)%
Completion factors	(286)	(0.4)%	(28)	—%	(464)	(0.9)%
Total	$(872)		$(415)		$(825)
(a)The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $872 million in 2023, $415 million in 2022, and $825 million in 2021.
The favorable medical claims reserve development for 2023, 2022, and 2021 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. The favorable development recognized in 2023 and 2021 primarily resulted from trend factors developing more favorably than originally expected as well as for 2021 completion factors developing faster than expected. The favorable development recognized in 2022 resulted primarily from completion factors remaining largely unchanged, resulting in lower overall development as compared to 2023 and 2021.
Our favorable development for each of the years presented above is discussed further in Note 11 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2023 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.
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
Investment Securities
Investment securities totaled $17.0 billion, or 36% of total assets at December 31, 2023, and $14.3 billion, or 33% of total assets at December 31, 2022. The investment portfolio was primarily comprised of debt securities, detailed below, at December 31, 2023 and December 31, 2022. The fair value of investment securities were as follows at December 31, 2023 and 2022:

	12/31/2023	Percentage of Total	12/31/2022	Percentage of Total
	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,667	15.7%	$1,039	7.3%
Mortgage-backed securities	3,522	20.7%	3,230	22.6%
Tax-exempt municipal securities	858	5.0%	728	5.1%
Mortgage-backed securities:
Residential	400	2.4%	401	2.8%
Commercial	1,345	7.9%	1,399	9.8%
Asset-backed securities	1,771	10.4%	1,731	12.1%
Corporate debt securities	6,445	37.9%	5,726	40.2%
Total debt securities	17,008	100.0%	14,254	100.0%
Common stock	—	—%	7	—%
Total investment securities	$17,008	100.0%	$14,261	100.0%

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2023. Most of the debt securities that were below investment-grade were rated B+, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2023:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,899	$(12)	$431	$(39)	$2,330	$(51)
Mortgage-backed securities	958	(12)	2,269	(413)	3,227	(425)
Tax-exempt municipal securities	160	(1)	523	(21)	683	(22)
Mortgage-backed securities:
Residential	—	—	373	(66)	373	(66)
Commercial	18	—	1,303	(126)	1,321	(126)
Asset-backed securities	120	(1)	1,364	(43)	1,484	(44)
Corporate debt securities	466	(2)	4,783	(592)	5,249	(594)
Total debt securities	$3,621	$(28)	$11,046	$(1,300)	$14,667	$(1,328)

Under the current expected credit losses model, or CECL, expected losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.

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

All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2023 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2023, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2023, 2022 or 2021.
Goodwill, Indefinite-lived and Long-lived Assets
At December 31, 2023, goodwill, indefinite-lived and other long-lived assets represented 30% of total assets and 87% of total stockholders’ equity, compared to 33% and 92%, respectively, at December 31, 2022. The decrease in goodwill, indefinite-lived and other long-lived assets as a percentage of total assets is primarily attributable to the increase in investment securities.
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
We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However, outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in government reimbursement rates, the estimates underlying our goodwill impairment tests could be adversely affected. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions and primary care reporting units, which accounted for $4.4 billion and $1.2 billion of goodwill, respectively. Impairment tests completed for 2023, 2022, and 2021 did not result in an impairment loss.
Indefinite-lived intangible assets relate to Certificate of Needs (CON) and Medicare licenses acquired in connection with our August 2021 KAH acquisition with a carrying value of $1.4 billion at December 31, 2023. Like goodwill, we are required to test at least annually for impairment and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. These tests are performed, at a minimum, annually in the fourth quarter. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. Impairment tests completed for 2023 and 2022 did not result in material impairment losses. These charges reflect the amount by which the carrying value exceeded its estimated fair value. Impairment tests completed for 2021 did not result in an impairment loss. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows.

Long-lived assets consist of property and equipment and other definite-lived intangible assets. These assets are depreciated or amortized over their estimated useful life, and are subject to impairment reviews. We periodically review long-lived assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. We also must estimate and make assumptions regarding the useful life we assign to our long-lived assets. If these estimates or their related assumptions change in the future, we may be required to record impairment losses or change the useful life, including accelerating depreciation or amortization for these assets. Other than the impairment charges as described in Footnote 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, there were no other impairment losses in the last three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. In the past we have, and in the future we may enter into interest rate swap agreements depending on market conditions and other factors. Under the revolving credit agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either LIBOR plus a spread or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on LIBOR, at our option. The revolving credit agreements provide for the transition from LIBOR and do not require amendment in connection with such transition. There were no borrowings outstanding under our credit agreements at December 31, 2023 or December 31, 2022.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2023. Our net unrealized position increased $0.4 billion from a net unrealized loss position of $1.7 billion at December 31, 2022 to a net unrealized loss position of $1.3 billion at December 31, 2023. At December 31, 2023, we had gross unrealized losses of $1.3 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during 2023 and 2022. While we believe that these impairments will be recovered and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit loss impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.0 years as of December 31, 2023 and 3.2 years as of December 31, 2022. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the December 31, 2023 fair value of our securities by approximately $656 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio and our outstanding indebtedness at December 31, 2023 and 2022. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, spread changes specific to various investment categories and the mix of short-term versus long-term debt. In the past ten years, changes in 10 year US treasury rates during the year have not exceeded 300 basis points, have changed between 200 and 300 basis points one time, have changed between 100 and 200 basis points four times, and have changed by less than 100 basis points five times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2023
Investment income (a)	$(338)	$(222)	$(111)	$111	$224	$336
Interest expense (b)	129	86	43	(43)	(86)	(129)
Pretax	$(209)	$(136)	$(68)	$68	$138	$207
As of December 31, 2022
Investment income (a)	$(276)	$(184)	$(92)	$93	$186	$281
Interest expense (b)	56	37	19	(19)	(37)	(57)
Pretax	$(220)	$(147)	$(73)	$74	$149	$224
(a)As of December 31, 2023, none of our investments had interest rates below 1%. As of December 31, 2022, some of our investments had interest rates below 1%, so the assumed hypothetical change in pretax earnings does not reflect the full 1% point reduction.
(b)The interest rate under our senior notes, which represent 93% of total debt, is fixed, unaffected by changes in interest rates. We did not have any variable rate term loans at December 31, 2023 and had $0.5 billion of variable rate term loans at December 31, 2022 which were used to fund the August 2021 KAH acquisition. There were no borrowings outstanding under the credit agreement at December 31, 2023 or December 31, 2022. There was $871 million and $595 million outstanding under our commercial paper program at December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, our interest rates under our commercial paper program was not less than 1%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,694	$5,061
Investment securities	16,626	13,881
Receivables, net of allowances of $88 in 2023 and $70 in 2022	2,035	1,674
Other current assets	6,631	5,567
Total current assets	29,986	26,183
Property and equipment, net	3,030	3,221
Long-term investment securities	382	380
Goodwill	9,550	9,142
Equity method investments	740	749
Other long-term assets	3,377	3,380
Total assets	$47,065	$43,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Benefits payable	$10,241	$9,264
Trade accounts payable and accrued expenses	6,569	5,238
Book overdraft	353	298
Unearned revenues	266	286
Short-term debt	1,443	2,092
Total current liabilities	18,872	17,178
Long-term debt	10,213	9,034
Other long-term liabilities	1,662	1,473
Total liabilities	30,747	27,685
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,690,082 shares issued at December 31, 2023 and 198,666,598 shares issued at December 31, 2022	33	33
Capital in excess of par value	3,346	3,246
Retained earnings	27,540	25,492
Accumulated other comprehensive loss	(999)	(1,304)
Treasury stock, at cost, 76,465,862 shares at December 31, 2023 and 73,691,955 shares at December 31, 2022	(13,658)	(12,156)
Total stockholders' equity	16,262	15,311
Noncontrolling interests	56	59
Total equity	16,318	15,370
Total liabilities and equity	$47,065	$43,055
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2023	2022	2021
	(in millions, except per share results)
Revenues:
Premiums	$101,272	$87,712	$79,822
Services	4,033	4,776	3,055
Investment income	1,069	382	187
Total revenues	106,374	92,870	83,064
Operating expenses:
Benefits	88,394	75,690	69,199
Operating costs	13,188	12,671	10,121
Depreciation and amortization	779	709	596
Total operating expenses	102,361	89,070	79,916
Income from operations	4,013	3,800	3,148
Gain on sale of Gentiva Hospice	—	(237)	—
Interest expense	493	401	326
Other expense (income), net	137	68	(532)
Income before income taxes and equity in net earnings	3,383	3,568	3,354
Provision for income taxes	836	762	485
Equity in net (losses) earnings	(63)	(4)	65
Net income	$2,484	$2,802	$2,934
Net loss (income) attributable to noncontrolling interests	5	4	(1)
Net income attributable to Humana	$2,489	$2,806	$2,933
Basic earnings per common share	$20.09	$22.20	$22.79
Diluted earnings per common share	$20.00	$22.08	$22.67
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2023	2022	2021
	(in millions)
Net income attributable to Humana	$2,489	$2,806	$2,933
Other comprehensive income (loss):
Change in gross unrealized investment gains (losses)	372	(1,819)	(356)
Effect of income taxes	(85)	418	81
Total change in unrealized investment gains (losses), net of tax	287	(1,401)	(275)
Reclassification adjustment for net realized losses (gains) included in investment income	25	72	(103)
Effect of income taxes	(7)	(17)	23
Total reclassification adjustment, net of tax	18	55	(80)
Other comprehensive income (loss), net of tax	305	(1,346)	(355)
Comprehensive income attributable to equity method investments	—	—	6
Comprehensive income attributable to Humana	$2,794	$1,460	$2,584
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, December 31, 2020	198,649	33	2,705	20,517	391	(9,918)	13,728	—	13,728
Net income				2,933			2,933	1	2,934
Acquisition								22	22
Other comprehensive loss					(349)		(349)		(349)
Common stock repurchases	—		262			(341)	(79)		(79)
Dividends and dividend equivalents			—	(364)			(364)		(364)
Stock-based compensation			180				180		180
Restricted stock unit vesting	—	—	(81)			81	—		—
Stock option exercises	—	—	16			15	31		31
Balances, December 31, 2021	198,649	33	3,082	23,086	42	(10,163)	16,080	23	16,103
Net income				2,806			2,806	(4)	2,802
Distribution to noncontrolling interest holders, net							—	(1)	(1)
Sale of Gentiva Hospice							—	(11)	(11)
Acquisition							—	52	52
Other comprehensive loss					(1,346)		(1,346)		(1,346)
Common stock repurchases	—		—			(2,096)	(2,096)		(2,096)
Dividends and dividend equivalents			—	(400)			(400)		(400)
Stock-based compensation			216				216		216
Restricted stock unit vesting	18	—	(78)			78	—		—
Stock option exercises	—	—	26			25	51		51
Balances, December 31, 2022	198,667	33	3,246	25,492	(1,304)	(12,156)	15,311	59	15,370
Net income				2,489			2,489	(5)	2,484
Distribution from noncontrolling interest holders, net							—	7	7
Acquisition							—	(5)	(5)
Other comprehensive income					305		305		305
Common stock repurchases	—		—			(1,586)	(1,586)		(1,586)
Dividends and dividend equivalents			—	(441)			(441)		(441)
Stock-based compensation			175				175		175
Restricted stock unit vesting	23	—	(80)			80	—		—
Stock option exercises	—	—	5			4	9		9
Balances, December 31, 2023	198,690	33	3,346	27,540	(999)	(13,658)	16,262	56	16,318
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities
Net income	$2,484	$2,802	$2,934
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Gentiva Hospice	—	(237)	—
Loss on investment securities, net	54	205	130
Gain on Kindred at Home equity method investment	—	—	(1,129)
Equity in net losses (earnings)	63	4	(65)
Stock-based compensation	175	216	180
Depreciation	850	749	640
Amortization	67	96	73
Impairment of property and equipment	206	248	—
Impairment of intangible assets	55	—	—
Deferred income taxes	(167)	(100)	15
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(337)	(54)	(280)
Other assets	(1,318)	(463)	(491)
Benefits payable	915	975	104
Other liabilities	841	44	176
Unearned revenues	(20)	32	(65)
Other, net	113	70	40
Net cash provided by operating activities	3,981	4,587	2,262
Cash flows from investing activities
Proceeds from sale of Gentiva Hospice, net	—	2,701	—
Acquisitions, net of cash and cash equivalents acquired	(233)	(337)	(4,187)
Purchases of property and equipment	(1,004)	(1,137)	(1,342)
Proceeds from sale of property and equipment	210	17	26
Purchases of investment securities	(7,552)	(6,049)	(7,197)
Proceeds from maturities of investment securities	1,292	1,365	2,597
Proceeds from sales of investment securities	3,795	2,434	3,547
Net cash used in investing activities	(3,492)	(1,006)	(6,556)
Cash flows from financing activities
Receipts (withdrawals) from contract deposits, net	828	1,993	(306)
Proceeds from issuance of senior notes, net	2,544	1,982	2,984
Repayment of senior notes	(1,832)	(1,000)	—
Proceeds (repayments) from issuance of commercial paper, net	211	(376)	352
Proceeds from short-term borrowings	100	—	—
Repayment of short-term borrowings	(100)	—	—
Proceeds from term loan	—	—	2,500
Repayment of term loan	(500)	(2,000)	(2,078)
Debt issue costs	(7)	(6)	(31)
Common stock repurchases	(1,573)	(2,096)	(79)
Dividends paid	(431)	(392)	(354)
Change in book overdraft	55	(28)	6
Other, net	(151)	9	21
Net cash (used in) provided by financing activities	(856)	(1,914)	3,015
(Decrease) increase in cash and cash equivalents	(367)	1,667	(1,279)
Cash and cash equivalents at beginning of period	5,061	3,394	4,673
Cash and cash equivalents at end of period	$4,694	$5,061	$3,394

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

	For the year ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures:	(in millions)
Interest payments	$394	$354	$285
Income tax payments, net	$997	$758	$227
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$462	$460	$9,804
Less: Fair value of liabilities assumed	(234)	(70)	(3,235)
Less: Noncontrolling interests acquired	5	(53)	(22)
Less: Remeasured existing Kindred at Home equity method investment	—	—	(2,360)
Cash paid for acquired businesses, net of cash acquired	$233	$337	$4,187
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is committed to putting health first – for our teammates, our customers, and our company. Through our Humana insurance services, and our CenterWell health care services, we make it easier for the millions of people we serve to achieve their best health – delivering the care and service they need, when they need it. These efforts are leading to a better quality of life for people with Medicare, Medicaid, families, individuals, military service personnel, and communities at large. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 84% of our total premiums and services revenue from contracts with the federal government in 2023, including 14% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.

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
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities beginning in 2022, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $436 million and $473 million in 2023 and 2022, respectively, within operating costs in the consolidated statements of income. These charges were recorded at the corporate level and not allocated to the segments. We expect to incur additional charges through the end of 2024.
The value creation initiative charges primarily relate to $237 million and $248 million in asset impairments in 2023 and 2022, respectively, as well as $199 million and $116 million in severance charges in connection with workforce optimization in 2023 and 2022, respectively. The remainder of the 2022 charges primarily relate to external consulting fees.
During 2023, we also recorded severance charges of $70 million within operating costs in our consolidated statement of income as a result of our exit from the Employer Group Commercial Medical Products business and impairment charges of $91 million, including $55 million relating to indefinite-lived intangibles. The indefinite-

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
lived intangibles impairment charges were included within operating costs in our consolidated statement of income with the remaining impairment charges included within investment income.
COVID-19
The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. Initially during periods of increased incidences of COVID-19, a reduction in non-COVID-19 hospital admissions for non-emergent and elective medical care resulted in lower overall healthcare system utilization. At the same time, COVID-19 treatment and testing costs increased utilization. During 2022, we experienced lower overall utilization of the healthcare system than anticipated, as the reduction in COVID-19 utilization following the increased incidence associated with the Omicron variant outpaced the increase in non-COVID-19 utilization. The significant disruption in utilization during 2020 also impacted our ability to implement clinical initiatives to manage health care costs and chronic conditions of our members, and appropriately document their risk profiles, and, as such, significantly affected our 2021 revenue under the risk adjustment payment model for Medicare Advantage plans. Finally, changes in utilization patterns and actions taken in 2021 as a result of the COVID-19 pandemic, including the suspension of certain financial recovery programs for a period of time and shifting the timing of claim payments and provider capitation surplus payments, impacted our claim reserve development and operating cash flows for 2021.
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
Under the current expected credit losses model, or CECL, expected losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.

Potential expected credit loss impairment is considered using a variety of factors, including the extent to which the fair value has been less than cost; adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of a debt security; changes in the quality of the debt

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	2023	2022	2021
	(in millions)
Part D subsidy/discount payments	$(17,582)	$(16,530)	$(14,889)
Part D subsidy/discount reimbursements	18,353	18,498	14,628
Net reimbursements (payments)	$771	$1,968	$(261)
We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. Settlement with CMS for brand name prescription drug discounts is based on a reconciliation made approximately 14 to 18 months after the close of each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data. For additional information regarding amounts recorded to our consolidated balance sheets related to the risk corridor settlement and subsidies from CMS with respect to the Medicare Part D program, refer to Note 7 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.
Patient services revenue
Patient services include services related to pharmacy solutions, primary care, and home solutions and other services and capabilities to promote wellness and advance population health.
For our pharmacy solutions business, external pharmacy revenues include the cost of pharmaceuticals (net of rebates), a negotiated dispensing fee and customer co-payments for drugs dispensed through our CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and retail pharmacies jointly located within CenterWell Senior Primary Care clinics. Pharmacy products are billed to customers based on the number of transactions occurring during the billing period. Services revenues related to product revenues from dispensing prescriptions are recorded when the prescription or product is shipped.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our primary care business recognizes revenues for certain value-based arrangements. Under these value-based arrangements, we enter into agreements with health plans to stand ready to deliver, integrate, direct and control the administration and management of certain health care services for our patients. In exchange, we receive a premium that is typically paid on a per-member per-month basis. These value-based arrangements represent a single performance obligation where revenues are recognized in the period in which we are obligated to provide integrated health care services to our patients. Fee-for-service revenue is recognized at agreed upon rates, net of contractual allowances, as the performance obligation is completed on the date of service.

For our home solutions businesses, revenues include net patient services revenue recorded based upon established billing rates, net of contractual allowances, discounts, or other implicit price concessions, and are recognized as performance obligations are satisfied, which is in the period services are rendered.
For the year ended December 31, 2023, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations is not material.
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

	2023	2022	2021
	(in millions)
Health care cost payments	$(7,073)	$(7,110)	$(6,943)
Health care cost reimbursements	7,130	7,135	6,898
Net reimbursements (payments)	$57	$25	$(45)

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
At December 31, 2023 and 2022, accounts receivable related to services were $357 million and $291 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet at December 31, 2023 and 2022.

Other Current Assets
Other current assets include amounts associated with Medicare Part D, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $2.3 billion and $2.0 billion at December 31, 2023 and 2022, respectively. For additional information regarding amounts associated with Medicare Part D, refer to Note 7 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
For additional information regarding our equity method investments, refer to Note 4 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.
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

We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. The fair value of our reporting units with significant goodwill exceeded carrying amounts. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, medical and operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions and primary care reporting units, which accounted for $4.4 billion and $1.2 billion of goodwill, respectively. Impairment tests completed for 2023, 2022, and 2021 did not result in an impairment loss.
Intangible assets with indefinite lives relate to Certificate of Needs (CON) and Medicare licenses acquired as part of our acquisition of Kindred at Home, or KAH, and are included within other long-term assets in the consolidated balance sheet at December 31, 2023 and December 31, 2022. For additional information regarding our acquisition of KAH, refer to Note 3 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K. We are required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. Impairment tests completed for 2023 and 2022 did not result in material impairment losses. These charges reflect the amount by which the carrying value exceeded its estimated fair value. Impairment tests completed for 2021 did not result in an impairment loss. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows.
Definite-lived intangible assets primarily relate to acquired customer contracts/relationships and are included with other long-term assets in the consolidated balance sheets. Definite-lived intangible assets are amortized over the

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
when the claim form was received. Increases in electronic claim submissions from providers decrease the receipt cycle time. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claim may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required.
Medical cost trends potentially are more volatile than other segments of the economy. The drivers of medical cost trends include increases in the utilization of hospital facilities, physician services, new higher priced technologies and medical procedures, and new prescription drugs and therapies, as well as the inflationary effect on the cost per unit of each of these expense components. Other external factors such as government-mandated benefits or other regulatory changes, the tort liability system, increases in medical services capacity, direct to consumer advertising for prescription drugs and medical services, an aging population, lifestyle changes including diet and smoking, catastrophes, public health emergencies, epidemics and pandemics (such as COVID-19) also may impact medical cost trends. Internal factors such as system conversions, claims processing cycle times, changes in medical management practices and changes in provider contracts also may impact our ability to accurately predict estimates of historical completion factors or medical cost trends. All of these factors are considered in estimating IBNR and in estimating the per member per month claims trend for purposes of determining the reserve for the most recent two months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. The results of these studies are also considered in determining the reserve for the most recent two months. Each of these factors requires significant judgment by management.
We reassess the profitability of our contracts for providing insurance coverage to our members when current operating results or forecasts indicate probable future losses. We establish a premium deficiency reserve in current operations to the extent that the sum of expected future costs, claim adjustment expenses, and maintenance costs exceeds related future premiums under contracts. For purposes of determining premium deficiencies, contracts are grouped in a manner consistent with our method of acquiring, servicing, and measuring the profitability of such contracts. Losses recognized as a premium deficiency result in a beneficial effect in subsequent periods as operating losses under these contracts are charged to the liability previously established. Because the majority of our member contracts renew annually, we would not record a material premium deficiency reserve, except when unanticipated adverse events or changes in circumstances indicate otherwise.
We believe our benefits payable are adequate to cover future claims payments required. However, such estimates are based on knowledge of current events and anticipated future events. Therefore, the actual liability could differ materially from the amounts provided.
Future policy benefits payable
Future policy benefits payable includes liabilities for long-duration insurance policies primarily related to certain blocks of insurance assumed in acquisitions, primarily life and annuities in run-off status, and are included in our consolidated balance sheet within other long-term liabilities. Most of these policies are subject to reinsurance. For additional information regarding reinsurance, refer to Note 19 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Noncontrolling Interests
The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned affiliates that we control. Accordingly, we record noncontrolling interests in the earnings and equity of such entities. We record adjustments to noncontrolling interests for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balances. Noncontrolling interests, which relate to the minority ownership held by third party investors in certain of our businesses within our Insurance and CenterWell segments, are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and presented as a component of equity in the consolidated balance sheets.
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
For additional information regarding our stock-based compensation plans, refer to Note 14 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.
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
For additional information regarding our earnings per share, refer to Note 15 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application (“ASU 2020-11”). The amendments in ASU 2020-11 make changes to the effective date and early application of Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), which was issued in November 2018. The amendments in ASU 2020-11 extended the original effective date by one year, and now the amendments are required for our interim and annual reporting periods beginning after December 15, 2022. The new guidance relates to accounting for long-duration contracts of insurers which revises key elements of the measurement models and disclosure requirements for long-duration contracts issued by insurers, including the amortization of deferred contract acquisition costs and the measurement of liabilities for future policy benefits using current, rather than locked-in, assumptions. The new guidance, limited to our Medicare Supplement product which represents less than 1% of consolidated premiums and services revenue, became effective for us

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
beginning January 1, 2023 and was applied to contracts in force on the basis of their existing carrying value amounts at the beginning of the earliest period presented. The adoption of the new standard in 2023 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Accounting Pronouncements Effective in Future Periods
In December 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures. The new guidance requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The new guidance requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. The new guidance will be effective for us beginning with our annual 2024 year-end financial statements. We are currently evaluating the impact on our segment information footnote disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance requires prospective application (with retrospective application permitted). The new guidance will be effective for us beginning with our annual 2025 year-end financial statements, with early adoption permitted. We are currently evaluating the impact on our income tax footnote disclosures.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS AND DIVESTITURES
On August 11, 2022, we completed the sale of a 60% interest in Gentiva (formerly Kindred) Hospice to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $237 million which was reported as a gain on sale of Gentiva Hospice in the accompanying consolidated statement of income for the year ended December 31, 2022.

In June 2022, we classified Gentiva Hospice as held-for-sale and aggregated Gentiva Hospice’s assets and liabilities separately on the balance sheet. The assets, liabilities and noncontrolling interest disposed of on August 11, 2022 were as follows:

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Prior to the sale of a 60% interest in Gentiva Hospice on August 11, 2022, as discussed above, Gentiva Hospice revenues and pretax earnings through the date of sale for the year ended December 31, 2022, were $958 million and $150 million, respectively.

On August 17, 2021, we acquired the remaining 60% interest in Kindred at Home, or KAH, from TPG Capital and Welsh, Carson, Anderson & Stowe, or WCAS, two private equity funds, for an enterprise value of $8.2 billion, which included our equity value of $2.4 billion associated with our 40% minority ownership interest. The remeasurement to fair value of our previously held 40% equity method investment with a carrying value of approximately $1.3 billion, resulted in a $1.1 billion gain recognized in "Other (income) expense, net" in the accompanying consolidated statement of income for the year ended December 31, 2021. We paid the approximate $5.8 billion transaction price (net of our existing equity stake) through a combination of debt financing, the assumption of existing KAH indebtedness and parent company cash.

During 2023, 2022, and 2021, we acquired other health and wellness related businesses which other than the impacts to goodwill, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2023, 2022 and 2021 were not material to our results of operations. For asset acquisitions the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. EQUITY METHOD INVESTMENT
Prior to our acquisition of KAH in August 2021, we accounted for our 40% investment in KAH using the equity method of accounting. Our share of income or loss was reported as equity in net (losses) earnings in our consolidated statements of income.
We completed the sale of a 60% interest in Gentiva Hospice on August 11, 2022 and we account for our remaining minority ownership in Gentiva Hospice using the equity method of accounting. At December 31, 2023 and 2022 we owned 35% and 40%, respectively. This investment was reflected in equity method investments in our December 31, 2023 and 2022 consolidated balance sheets, with our share of income or loss reported as equity in net (losses) earnings in our consolidated statements of income.
The summarized balance sheets and statements of income at December 31, 2023 and 2022 of Gentiva Hospice were as follows:

Balance sheet	December 31, 2023	December 31, 2022
	(in millions)
Current assets	$415	$297
Non-current assets	4,260	3,577
Current liabilities	409	269
Non-current liabilities	2,719	2,219
Shareholders' equity	1,547	1,386

Statements of income
	For the year ended December 31, 2023	August 11, 2022 through December 31, 2022
	(in millions)
Revenues	$1,850	$654
Expenses	1,873	652
Net income	(23)	2
Other equity method investments
In 2020, our Primary Care Organization entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. In May 2022, we established a second strategic partnership with WCAS to develop additional centers between 2023 and 2025. As of December 31, 2023, there were 108 primary care clinics operating under the partnership and we have capacity to open or acquire up to approximately 60 additional centers through the existing partnership agreements. In addition, the agreements include a series of put and call options through which WCAS may require us to purchase their interest in the entity, and through which we may acquire WCAS’s interest, over the next 2 to 9 years. We have the option to purchase the first cohort of clinics in 2025 for approximately $550 million to $650 million based on current projections. All existing cohorts can be called by us from 2025 to 2030 and could require $2.0 billion to $3.0 billion based on current projections. These estimates are dependent on multiple factors including the actual timing of when the put or call options are exercised, expected revenue growth at each center within the respective cohort and future capital contributions, among other factors. For additional information on inputs relevant to these put and call options, refer to Note 6 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
We have several individually immaterial equity method investments, including our strategic partnership with WCAS as described above, included within equity method investments in our consolidated balance sheets as of December 31, 2023 and 2022 with our share of income or loss reported as equity in net (losses) earnings in our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2023 and 2022, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,717	$1	$(51)	$2,667
Mortgage-backed securities	3,946	1	(425)	3,522
Tax-exempt municipal securities	879	1	(22)	858
Mortgage-backed securities:
Residential	465	1	(66)	400
Commercial	1,471	—	(126)	1,345
Asset-backed securities	1,813	2	(44)	1,771
Corporate debt securities	7,011	28	(594)	6,445
Total debt securities	$18,302	$34	$(1,328)	17,008
Common stock				—
Total investment securities				$17,008

December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,093	$1	$(55)	$1,039
Mortgage-backed securities	3,697	4	(471)	3,230
Tax-exempt municipal securities	765	—	(37)	728
Mortgage-backed securities:
Residential	477	—	(76)	401
Commercial	1,554	—	(155)	1,399
Asset-backed securities	1,809	1	(79)	1,731
Corporate debt securities	6,551	3	(828)	5,726
Total debt securities	$15,946	$9	$(1,701)	14,254
Common stock				7
Total investment securities				$14,261

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $379 million and $398 million, respectively, at December 31, 2023. The book value and fair value were $280 million and $278 million, respectively, at December 31, 2022.
Gross unrealized losses and fair values aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position were as follows at December 31, 2023 and 2022, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,899	$(12)	$431	$(39)	$2,330	$(51)
Mortgage-backed securities	958	(12)	2,269	(413)	3,227	(425)
Tax-exempt municipal securities	160	(1)	523	(21)	683	(22)
Mortgage-backed securities:
Residential	—	—	373	(66)	373	(66)
Commercial	18	—	1,303	(126)	1,321	(126)
Asset-backed securities	120	(1)	1,364	(43)	1,484	(44)
Corporate debt securities	466	(2)	4,783	(592)	5,249	(594)
Total debt securities	$3,621	$(28)	$11,046	$(1,300)	$14,667	$(1,328)

December 31, 2022
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$512	$(5)	$397	$(50)	$909	$(55)
Mortgage-backed securities	1,231	(104)	1,683	(367)	2,914	(471)
Tax-exempt municipal securities	64	(2)	615	(36)	679	(38)
Mortgage-backed securities:
Residential	124	(16)	274	(60)	398	(76)
Commercial	243	(13)	1,157	(142)	1,400	(155)
Asset-backed securities	620	(32)	1,011	(46)	1,631	(78)
Corporate debt securities	1,625	(98)	3,825	(730)	5,450	(828)
Total debt securities	$4,419	$(270)	$8,962	$(1,431)	$13,381	$(1,701)
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2023. Most of the debt securities that were below investment-grade were rated B+, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our unrealized loss from all debt securities was generated from approximately 1,560 positions out of a total of approximately 2,060 positions at December 31, 2023. All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2023 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2023, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2023, 2022 or 2021.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(in millions)
Gross gains on investment securities	$46	$62	$219
Gross losses on investment securities	(101)	(144)	(8)
Gross gains on equity securities	1	51	23
Gross losses on equity securities	—	(174)	(364)
Net recognized losses on investment securities	$(54)	$(205)	$(130)
The gains and losses related to equity securities for the years ended December 31, 2023, 2022 and 2021 was as follows:

	2023	2022	2021
	(in millions)
Net gains (losses) recognized on equity securities during the period	$1	$(123)	$(341)
Less: Net gains (losses) recognized on equity securities sold during the period	1	(105)	(13)
Unrealized losses recognized on equity securities still held at the end of the period	$—	$(18)	$(328)
The contractual maturities of debt securities available for sale at December 31, 2023, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,243	$1,239
Due after one year through five years	5,279	5,112
Due after five years through ten years	2,936	2,657
Due after ten years	1,149	962
Mortgage and asset-backed securities	7,695	7,038
Total debt securities	$18,302	$17,008

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2023 and 2022, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2023
Cash equivalents	$4,582	$4,582	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,667	—	2,667	—
Mortgage-backed securities	3,522	—	3,522	—
Tax-exempt municipal securities	858	—	858	—
Mortgage-backed securities:
Residential	400	—	396	4
Commercial	1,345	—	1,345	—
Asset-backed securities	1,771	—	1,733	38
Corporate debt securities	6,445	—	6,269	176
Total debt securities	17,008	—	16,790	218
Common stock	—	—	—	—
Total invested assets	$21,590	$4,582	$16,790	$218

December 31, 2022
Cash equivalents	$4,832	$4,832	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	1,039	—	1,039	—
Mortgage-backed securities	3,230	—	3,230	—
Tax-exempt municipal securities	728	—	728	—
Mortgage-backed securities:
Residential	401	—	401	—
Commercial	1,399	—	1,399	—
Asset-backed securities	1,731	—	1,731	—
Corporate debt securities	5,726	—	5,625	101
Total debt securities	14,254	—	14,153	101
Common stock	7	7	—	—
Total invested assets	$19,093	$4,839	$14,153	$101

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our Level 3 assets had fair values of $218 million, or 1.0% of total invested assets, and $101 million, or 0.5% of total invested assets, at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022
	Private Placements
	(in millions)
Beginning balance at January 1	$101	$68
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	3	(14)
Purchases	115	47
Sales	—	—
Settlements	—	—
Transfers Out	(8)	—
Transfers In	7	—
Balance at December 31	$218	$101
Interest Rate Swaps
During 2023, we entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on our $750 million of 5.875% senior notes, our $750 million of 5.500% senior notes, our $500 million of 3.950% senior notes and our $850 million of 5.950% from fixed rates to variable rates to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. Our swap agreements, which are considered derivative instruments, exchange the fixed interest rate under our 5.875%, 5.500%, 3.950% and 5.950% senior notes for a variable interest rate based on SOFR. Interest rate swaps with notional amounts of $650 million, maturing September 1, 2032, $300 million, maturing March 15, 2033, $450 million maturing August 15, 2049 and $400 million, maturing March 15, 2034, were outstanding on our 5.875%, 5.500%, 3.950% and 5.950% senior notes, respectively, at December 31, 2023. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The swap asset, included within other long-term assets on our consolidated balance sheet, was approximately $68 million at December 31, 2023. We include the gain or loss on the swap agreements in interest expense on our consolidated statement of income, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the year ended December 31, 2023.

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $10.8 billion at December 31, 2023 and $10.0 billion at December 31, 2022. The fair value of our senior note debt was $10.6 billion at December 31, 2023 and $9.4 billion at December 31, 2022. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
fair value for our term loans and commercial paper borrowings. The commercial paper borrowings were $0.9 billion at December 31, 2023 and the term loan and commercial paper borrowings were $1.1 billion at December 31, 2022.

Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
Effective April 27, 2021, with the signing of the definitive agreement to acquire the remaining 60% interest of KAH, the respective put and call options were terminated. As such, the $63 million put and $440 million call fair values as of the first quarter of 2021 were reduced to zero, resulting in $377 million in other expense (income), net in our consolidated statements of income for the year ended December 31, 2021.
The put and call options fair values associated with our Primary Care Organization strategic partnership with WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $595 million and $18 million, respectively, at December 31, 2023. The put and call options fair values, derived from the Monte Carlo simulation, were $267 million and $10 million, respectively, at December 31, 2022.
The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value, annualized volatility and credit spread. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term revenue, to measure underlying cash flows, weighted average cost of capital and long term growth rate. The table below presents the assumptions used for December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Annualized volatility	16.1% - 17.8%	16.7% to 20.8%
Credit spread	0.9% - 1.1%	1.3% to 1.5%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	11.0% - 12.5%	11.5% to 12.5%
Long term growth rate	3.0%	3.0%
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
As disclosed in Note 3, we completed the sale of a 60% interest in Gentiva Hospice on August 11, 2022. The carrying value of the assets and liabilities of Gentiva Hospice disposed approximates fair value. The amount of

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
goodwill included in the carrying value is based on the relative fair value of Gentiva Hospice as compared to the total fair value of our home solutions reporting unit included within the CenterWell segment.

Additionally, as disclosed in Note 3, we completed our acquisitions of certain health and wellness related businesses during 2023, 2022, and 2021. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2023, 2022, or 2021.

7. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2023 and 2022. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

	2023		2022
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$224	$514	$240	$696
Trade accounts payable and accrued expenses	(232)	(1,825)	(166)	(1,236)
Net current (liability) asset	(8)	(1,311)	74	(540)
Other long-term assets	17	—	19	—
Other long-term liabilities	(77)	—	(78)	—
Net long-term liability	(60)	—	(59)	—
Total net (liability) asset	$(68)	$(1,311)	$15	$(540)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2023 and 2022.

	2023	2022
	(in millions)
Land	$16	$17
Buildings and leasehold improvements	1,002	1,143
Equipment	1,320	1,246
Computer software	3,546	3,951
	5,884	6,357
Accumulated depreciation	(2,854)	(3,136)
Property and equipment, net	$3,030	$3,221

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Depreciation expense was $831 million in 2023, $749 million in 2022, and $640 million in 2021, including amortization expense for capitalized internally developed and purchased software of $589 million in 2023, $525 million in 2022, and $443 million in 2021.

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2023 and 2022 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2022	$2,290	$8,802	$11,092
Acquisitions	182	199	381
Dispositions	—	(2,331)	(2,331)
Balance at December 31, 2022	2,472	6,670	9,142
Acquisitions	191	217	408
Balance at December 31, 2023	$2,663	$6,887	$9,550
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2023 and 2022:

	Weighted Average Life	2023			2022
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,092	$—	$1,092	$1,132	$—	$1,132
Medicare licenses	Indefinite	288	—	288	286	—	286
Customer contracts/relationships	9.4 years	956	718	238	929	673	256
Trade names and technology	6.7 years	139	109	30	142	107	35
Provider contracts	11.9 years	67	62	5	73	63	10
Noncompetes and other	8.4 years	84	44	40	86	40	46
Total other intangible assets	9.2 years	$2,626	$933	$1,693	$2,648	$883	$1,765
Amortization expense for other intangible assets was approximately $67 million in 2023, $81 million in 2022, and $65 million in 2021.
During 2023 we recorded impairment charges of $55 million relating to indefinite-lived intangibles.
The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
2024	$60
2025	58
2026	43
2027	33
2028	28

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Right-of-use assets included within other long-term assets in our consolidated balance sheets were $510 million and $515 million at December 31, 2023 and December 31, 2022, respectively. Operating lease liabilities included within trade accounts payable and accrued expenses in our consolidated balance sheets were $149 million and $152 million at December 31, 2023 and December 31, 2022, respectively. Additionally, operating lease liabilities included within other long-term liabilities in our consolidated balance sheets were $444 million and $456 million at December 31, 2023 and December 31, 2022, respectively. The classification of our operating lease liabilities is based on the remaining lease term.
For the years ended December 31, 2023, 2022 and 2021, total fixed operating lease costs, excluding short-term lease costs, were $145 million, $183 million and $159 million, respectively, and are included within operating costs in our consolidated statements of income. Short-term lease costs were not material for the years ended December 31, 2023, 2022 and 2021. In addition, for the years ended December 31, 2023, 2022 and 2021, total variable operating lease costs were $120 million, $101 million and $94 million, respectively, and are included within operating costs in our consolidated statements of income.
We sublease facilities or partial facilities to third party tenants for space not used in our operations. For the years ended December 31, 2023, 2022 and 2021, sublease rental income was $66 million, $52 million and $43 million, respectively, and is included within operating costs in our consolidated statements of income.
The weighted average remaining lease term is 5.4 years at December 31, 2023 and December 31, 2022. The weighted average discount rate is 3.9% and 3.2% at December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $166 million, $191 million and $165 million, respectively.

Maturity of Lease Liabilities	December 31, 2023
For the years ended December 31,	(in millions)
2024	$169
2025	145
2026	102
2027	75
2028	54
After 2028	108
Total lease payments	653
Less: Interest	60
Present value of lease liabilities	$593

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.

11. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Balances at January 1	$9,264	$8,289	$8,143
Acquisitions	62	—	42
Incurred related to:
Current year	89,266	76,105	70,024
Prior years	(872)	(415)	(825)
Total incurred	88,394	75,690	69,199
Paid related to:
Current year	(79,545)	(67,287)	(62,149)
Prior years	(7,934)	(7,428)	(6,946)
Total paid	(87,479)	(74,715)	(69,095)
Balances at December 31	$10,241	$9,264	$8,289
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At December 31, 2023 and 2022, benefits payable included IBNR of approximately $6.6 billion and $5.7 billion, primarily associated with claims incurred in each respective year. The cumulative number of reported claims as of December 31, 2023 was approximately 200.0 million for claims incurred in 2023, 182.4 million for claims incurred in 2022, and 173.7 million for claims incurred in 2021.
    Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $872 million in 2023, $415 million in 2022, and $825 million in 2021.
The medical claims reserve development for 2023, 2022, and 2021 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. The favorable development recognized in 2023 and 2021 primarily resulted from trend factors developing more favorably than originally expected as well as for 2021 completion factors developing faster than expected. The favorable development recognized in 2022 resulted primarily from completion factors remaining largely unchanged, resulting in lower overall development as compared to 2023 and 2021.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2022 and 2021 is presented as supplementary information.
    Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.
    The following tables provide information about incurred and paid claims development as of December 31, 2023, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2021 Unaudited	2022 Unaudited	2023
	(in millions)
2021 & Prior	$70,066	$69,698	$69,484
2022		76,105	75,447
2023			89,328
Total			$234,259

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2021 Unaudited	2022 Unaudited	2023
	(in millions)
2021 & Prior	$62,149	$69,252	$69,484
2022		67,287	74,989
2023			79,545
Total			224,018
All outstanding benefit liabilities before 2021, net of reinsurance			N/A
Benefits payable, net of reinsurance			$10,241
For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in millions)
Current provision:
Federal	$915	$755	$466
States and Puerto Rico	85	107	4
Total current provision	1,000	862	470
Deferred (benefit) expense	(164)	(100)	15
Provision for income taxes	$836	$762	$485
The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2023, 2022 and 2021 due to the following:

	2023	2022	2021
	(in millions)
Income tax provision at federal statutory rate	$698	$750	$718
States, net of federal benefit, and Puerto Rico	61	49	18
Tax exempt investment income	(3)	(3)	(3)
Nondeductible executive compensation	19	30	33
Non-taxable KAH gain	—	—	(264)
Tax effect from sale of Gentiva Hospice	—	(72)	—
Unrecognized Tax Benefits	37	—	—
Other, net	24	8	(17)
Provision for income taxes	$836	$762	$485

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principal components of our net deferred tax balances at December 31, 2023 and 2022 were as follows:

	Assets (Liabilities)
	2023	2022
	(in millions)
Net operating loss carryforward	$84	$105
Compensation and other accrued expense	218	158
Benefits payable	150	103
Deferred acquisition costs	43	43
Jobs tax credits	—	22
Other	16	16
Unearned revenues	5	7
Investment securities	419	454
Total deferred income tax assets	935	908
Valuation allowance	(73)	(57)
Total deferred income tax assets, net of valuation allowance	862	851
Depreciable property and intangible assets	(642)	(740)
Prepaid expenses	(156)	(132)
Other	(16)	(6)
Total deferred income tax liabilities	(814)	(878)
Total net deferred income tax assets (liabilities)	$48	$(27)
All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheets as other long-term assets and liabilities at December 31, 2023 and 2022, respectively.
At December 31, 2023, we had approximately $7 million of federal net operating losses and approximately $1.2 billion of pre-apportioned state and Puerto Rico net operating losses to carry forward. A portion of these loss carryforwards, if not used to offset future taxable income, will expire from 2024 through 2041. The balance of the net operating loss carryforwards has no expiration date. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $73 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to recover these deferred tax assets.
We file income tax returns in the United States and Puerto Rico. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2021 and prior years. Our 2022 tax return is in the post-filing review period under the Compliance Assurance Process, or CAP. Our 2023 tax return is under advance review by the IRS under CAP. With a few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations for years before 2020. We are not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations. We do not have material uncertain tax positions reflected in our consolidated balance sheets.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. DEBT
The carrying value of debt outstanding was as follows at December 31, 2023 and 2022:

	2023	2022
	(in millions)
Short-term debt:
Commercial paper	$871	$595
Senior notes:
$600 million, 3.850% due October 1, 2024	572	—
$1.5 billion, 0.650% due August 3, 2023	—	1,497
Total senior notes	572	1,497
Total short-term debt	$1,443	$2,092

Long-term debt:
Senior notes:
$600 million, 3.850% due October 1, 2024	$—	$599
$600 million, 4.500% due April 1, 2025	598	597
$500 million, 5.700% due March 13, 2026	498	—
$750 million, 1.350% due February 3, 2027	688	745
$600 million, 3.950% due March 15, 2027	537	597
$500 million, 5.750% due March 1, 2028	495	494
$500 million, 5.750% due December 1, 2028	495	—
$750 million, 3.700% due March 23, 2029	590	743
$500 million, 3.125% due August 15, 2029	433	496
$500 million, 4.875% due April 1, 2030	496	495
$750 million 2.150% due February 3, 2032	743	743
$750 million, 5.875% due March 1, 2033	750	739
$850 million, 5.950% due March 15, 2034	840	—
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	396	396
$500 million, 3.950% due August 15, 2049	529	493
$750 million, 5.500% due March 15, 2053	728	—
Total senior notes	10,213	8,534
Term loans:
Delayed draw term loan, due May 28, 2024	—	500
Total long-term debt	$10,213	$9,034

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of the short-term and long-term debt for the years ending December 31, are as follows:

For the years ending December 31,	(in millions)
2024	$1,443
2025	600
2026	500
2027	1,231
2028	1,000
Thereafter	6,930

Senior Notes
Our senior notes, which are unsecured, may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The 8.150% senior notes are subject to an interest rate adjustment if the debt ratings assigned to the notes are downgraded (or subsequently upgraded). In addition, our senior notes contain a change of control provision that may require us to purchase the notes under certain circumstances.
In November 2023, we issued $500 million of 5.750% unsecured senior notes due December 1, 2028 and $850 million of our 5.950% unsecured senior notes due March 15, 2034. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.3 billion. We used the net proceeds for general corporate purposes, which included the repayment of existing indebtedness, including borrowings under our commercial paper program.
In March 2023, we issued $500 million of 5.700% unsecured senior notes due March 13, 2026 and $750 million of 5.500% unsecured senior notes due March 15, 2053. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.2 billion. We used the net proceeds to repay outstanding amounts under our $500 million Delayed Draw Term Loan. The remaining net proceeds were used for general corporate purposes, which included the repayment of existing indebtedness, including borrowings under our commercial paper program.
In August 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, our $600 million aggregate principal amount of 3.950% senior notes maturing in March 2027, our $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029, and our $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 during the period beginning on August 7, 2023 and ending on November 15, 2023. For the year ended December 31, 2023, we repurchased $339 million principal amount of these senior notes for approximately $310 million cash.
In March 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million aggregate principal amount of 3.850% senior notes maturing in October 2024 during the period beginning on March 13, 2023 and ending on July 21, 2023. For the year ended December 31, 2023, we repurchased $361 million principal amount of these senior notes for approximately $358 million cash. We repaid the remaining $1.2 billion aggregate principal amount of our 0.650% senior notes due on their maturity date of August 3, 2023.
During 2023, we entered into interest rate swap agreements to exchange the fixed interest rate under our 5.875%, 5.500%, 3.950% and 5.950% senior notes for a variable interest rate based on SOFR, as further described in Note 6. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate adjustment to the carrying value of the 5.875%, 5.500%, 3.950% and 5.950% senior notes was $9 million, $13 million, $36 million and $10 million respectively, at December 31, 2023.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Revolving Credit Agreements

In June 2023, we entered into an amended and restated 5-year, $2.5 billion unsecured revolving credit agreement (replacing the 5-year, $2.5 billion unsecured revolving credit agreement entered in June 2021) and entered into a 364-day $1.5 billion unsecured revolving credit agreement (replacing the 364-day $1.5 billion unsecured revolving credit agreement entered into in June 2022, which expired in accordance with its terms).

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
The terms of the revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, the credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 41.8% as measured in accordance with the revolving credit agreements as of December 31, 2023. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $750 million in the aggregate, to a maximum of $4.75 billion, across the 5-year and 364-day revolving credit agreements.
At December 31, 2023, we had no borrowings and approximately $18 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of December 31, 2023, we had $2.482 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.

We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2023 was $3.3 billion, with $871 million outstanding at December 31, 2023 compared to $595 million outstanding at December 31, 2022. The outstanding commercial paper at December 31, 2023 had a weighted average annual interest rate of 5.68%.
Other Short-Term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. We received a short-term cash advance of $100 million from FHLB with certain of our marketable securities as

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
collateral and subsequently repaid the outstanding balance in December 2023. As of December 31, 2023 and December 31, 2022, we had no outstanding short-term FHLB borrowings.

14. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible employees which include matching contributions based on the amount of our employees’ contributions to the plans. The cost of these plans amounted to approximately $278 million in 2023, $286 million in 2022, and $259 million in 2021. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $457.81 on December 31, 2023, approximately 8% of the retirement and savings plan’s assets were invested in our common stock, or approximately 1.3 million shares, representing approximately 1.1% of the shares outstanding as of December 31, 2023. At December 31, 2023, approximately 5.5 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
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
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$168	$207	$171
Stock options	7	9	9
Total stock-based compensation expense	175	216	180
Tax benefit recognized	(28)	(28)	(15)
Stock-based compensation expense, net of tax	$147	$188	$165
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
$30 million in 2023, $31 million in 2022, and $28 million in 2021. There was no capitalized stock-based compensation expense during these years.
At December 31, 2023, there were approximately 11.0 million shares reserved for stock award plans under the Humana Inc. 2011 Stock Incentive Plan, or 2011 Plan, and approximately 14.8 million shares reserved for stock award plans under the Humana Inc. 2019 Stock Incentive Plan, or 2019 Plan. These reserved shares included giving effect to, under the 2011 Plan, 3.3 million shares of common stock available for future grants assuming all stock options were granted or 1.4 million shares available for future grants assuming all restricted stock were granted. These reserved shares included giving effect to, under the 2019 Plan, 9.7 million shares of common stock available for future grants assuming all stock options were granted or 2.9 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with return on invested capital and strategic membership growth. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $508.23 in 2023, $430.06 in 2022, and $381.34 in 2021. Activity for our restricted stock was as follows for the year ended December 31, 2023:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2022	813	$429.22
Granted	437	508.23
Vested	(428)	389.26
Forfeited	(68)	441.20
Nonvested restricted stock at December 31, 2023	754	$488.06
Approximately 37% of the nonvested restricted stock at December 31, 2023 included performance-based conditions.
The fair value of shares vested was $236 million during 2023, $244 million during 2022, and $236 million during 2021. Total compensation expense not yet recognized related to nonvested restricted stock was $181 million at December 31, 2023. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted-average fair value of each option granted during 2023, 2022, and 2021 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2023	2022	2021
Weighted-average fair value at grant date	$130.74	$113.35	$92.21
Expected option life (years)	3.0 years	3.6 years	3.7 years
Expected volatility	31.6%	36.1%	33.8%
Risk-free interest rate at grant date	4.5%	1.8%	0.4%
Dividend yield	0.7%	0.7%	0.7%
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
Activity for our option plans was as follows for the year ended December 31, 2023:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2022	204	$381.37
Granted	63	508.80
Exercised	(22)	371.05
Forfeited	(3)	491.82
Options outstanding at December 31, 2023	242	$415.18
Options exercisable at December 31, 2023	112	$366.69
As of December 31, 2023, outstanding stock options, substantially all of which are expected to vest, had an aggregate intrinsic value of $13 million, and a weighted-average remaining contractual term of 4.5 years. As of December 31, 2023, exercisable stock options had an aggregate intrinsic value of $10 million, and a weighted-average remaining contractual term of 3.6 years. The total intrinsic value of stock options exercised during 2023 was $3 million, compared with $32 million during 2022 and $18 million during 2021. Cash received from stock option exercises totaled $9 million in 2023, $51 million in 2022, and $30 million in 2021.
Total compensation expense not yet recognized related to nonvested options was $9 million at December 31, 2023. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$2,489	$2,806	$2,933
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	123,866	126,419	128,688
Dilutive effect of:
Employee stock options	32	50	64
Restricted stock	543	625	644
Shares used to compute diluted earnings per common share	124,441	127,094	129,396
Basic earnings per common share	$20.09	$22.20	$22.79
Diluted earnings per common share	$20.00	$22.08	$22.67
Number of antidilutive stock options and restricted stock awards excluded from computation	207	205	216

16. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2021, 2022, and 2023, under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2021	$2.73	$351
2022	$3.06	$390
2023	$3.44	$428

In October 2023, the Board declared a cash dividend of $0.885 per share payable on January 26, 2024 to stockholders of record on December 29, 2023 for an aggregate amount of $108 million. In February 2024, the Board declared a cash dividend of $0.885 per share payable on April 26, 2024 to stockholders of record on March 29, 2024. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
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
On December 22, 2020, we entered into separate accelerated stock repurchase agreements, the December 2020 ASR Agreements, with Citibank, N.A., or Citi, and JPMorgan Chase Bank, or JPM, to repurchase $1.75 billion of our common stock as part of the $3 billion repurchase program authorized by the Board of Directors on July 30,

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2019. On December 23, 2020, in accordance with the December 2020 ASR Agreements, we made a payment of $1.75 billion ($875 million to Citi and $875 million to JPM) and received an initial delivery of 3.8 million shares of our common stock (1.9 million shares each from Citi and JPM). We recorded the payments to Citi and JPM as a reduction to stockholders’ equity, consisting of an $1.5 billion increase in treasury stock, which reflects the value of the initial 3.8 million shares received upon initial settlement, and a $262.5 million decrease in capital in excess of par value, which reflects the value of stock held back by Citi and JPM pending final settlement of the December 2020 ASR Agreements. Upon final settlement of the December 2020 ASR agreements with Citi and JPM on May 4, 2021 and May 5, 2021, respectively, we received an additional 0.3 million shares and 0.3 million shares, respectively, as determined by the average daily volume weighted-averages share price of our common stock during the term of the agreement, less a discount, of $400.07 and $401.49, respectively, bringing the total shares received under the December 2020 ASR agreements to 4.4 million. In addition, upon settlement we reclassified the $262.5 million value of stock initially held back by Citi and JPM from capital in excess of par value to treasury stock.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On February 15, 2023, the Board of Directors replaced the previous share repurchase authorization of up to $3 billion (of which approximately $1 billion remained unused) with a new authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2026, which we refer to as the February 2023 repurchase authorization. During the year ended December 31, 2023, we repurchased 3.1 million common shares in open market transactions for $1.5 billion at an average price of $482.27 under the current share repurchase authorization. During the years ended December 31, 2022 and December 31, 2021, we did not repurchase shares in open market transactions.

Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization.

Excluding shares acquired in connection with employee stock plans, share repurchases were as follows during the years ended December 31, 2023, 2022 and 2021:

		2023		2022		2021
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
February 2023	3,000	3.1	$1,500	—	$—	—	$—
February 2021	3,000	—	$—	4.3	$2,000	—	$—
Total repurchases		3.1	$1,500	4.3	$2,000	—	$—

In connection with employee stock plans, we acquired 0.2 million common shares for $73 million in 2023, 0.2 million common shares for $96 million in 2022, and 0.2 million common shares for $79 million in 2021.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $12.2 billion and $11.3 billion as of December 31, 2023 and 2022, respectively, which exceeded aggregate minimum regulatory requirements of $9.8 billion and $8.4 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2024 is approximately $1.1 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.8 billion in 2023, $1.3 billion in 2022, and $1.6 billion in 2021.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $829 million in 2024, $518 million in 2025, $354 million in 2026, $273 million in 2027, and $209 million in 2028. Purchase obligations exclude agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2023, we were not involved in any SPE transactions.
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
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the year ended December 31, 2023, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2024, and all of our product offerings filed with CMS for 2024 have been approved.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Our state-based Medicaid business accounted for approximately 7% of our total premiums and services revenue for the year ended December 31, 2023 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
Our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2023, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately 6.0 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the DoD and is currently scheduled to expire on December 31, 2024, unless further extended.
In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the updated TRICARE East Region by the Defense Health Agency of the DoD.The T-5 East Region contract comprises 24 states, and Washington D.C., and covers approximately 4.6 million beneficiaries. The transition period for the T-5 contract began in January 2024 and will overlap the final year of the T2017 contract. The length of the contract is one transition year followed by eight annual option periods, which, if all options are exercised, would result in a total contract length of nine years.

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

As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana, Inc., currently pending in United States District Court, Western District of Kentucky, Louisville Division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On March 31, 2022, the Court denied the parties' Motions for Summary Judgement. We take seriously our obligations to comply with applicable CMS

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
requirements and actuarial standards of practice, and continue to vigorously defend against these allegations. During 2023, we have accrued certain anticipated expenses in connection with this matter.

On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. There is no assurance that we will prevail in the lawsuit. See “Government Contracts” in this Note 17 for additional information regarding this matter.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

18. SEGMENT INFORMATION

During December 2022, we realigned our businesses into two distinct segments: Insurance and CenterWell. The Insurance segment includes the businesses that were previously included in the Retail and Group and Specialty segments, as well as the Pharmacy Benefit Manager, or PBM, business which was previously included in the Healthcare Services segment. The CenterWell segment (formerly Healthcare Services) represents our payor-agnostic healthcare services offerings, including pharmacy solutions, primary care, and home solutions. In addition to the new segment classifications being utilized to assess performance and allocate resources, we believe this simpler structure will create greater collaboration across the Insurance and CenterWell businesses and will accelerate work that is underway to centralize and integrate operations within the organization. 2021 segment financial information was recast to conform to the 2022 presentation.
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
The CenterWell segment includes our pharmacy solutions, primary care, and home solutions operations. The segment also includes our strategic partnerships with WCAS to develop and operate senior-focused, payor-agnostic, primary care centers, as well as our minority ownership interest in Gentiva Hospice operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
Our CenterWell intersegment revenues primarily relate to the operations of CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and retail pharmacies jointly located within CenterWell Senior Primary Care clinics.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $20.7 billion in 2023, $19.7 billion in 2022, and $18.1 billion in 2021. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The amount of this expense was $138 million in 2023, $122 million in 2022, and $108 million in 2021.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2. Transactions between reportable segments primarily consist of sales of services rendered by our CenterWell segment, primarily pharmacy solutions, primary care, and home solutions, to our Insurance segment customers. Intersegment sales and expenses are recorded at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 84% for 2023, 82% for 2022 and 83% for 2021.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2023
External revenues
Premiums:
Individual Medicare Advantage	$78,837	$—	$—	$78,837
Group Medicare Advantage	6,869	—	—	6,869
Medicare stand-alone PDP	2,189	—	—	2,189
Total Medicare	87,895	—	—	87,895
Commercial fully-insured	3,527	—	—	3,527
Specialty benefits	1,007	—	—	1,007
Medicare Supplement	735	—	—	735
State-based contracts and other	8,108	—	—	8,108
Total premiums	101,272	—	—	101,272
Services revenue:
Home solutions	—	1,342	—	1,342
Primary care	—	842	—	842
Commercial ASO	237	—	—	237
Military services and other	763	—	—	763
Pharmacy solutions	—	849	—	849
Total services revenue	1,000	3,033	—	4,033
Total external revenues	102,272	3,033	—	105,305
Intersegment revenues
Services	31	4,921	(4,952)	—
Products	—	10,451	(10,451)	—
Intersegment revenues	31	15,372	(15,403)	—
Investment income	551	—	518	1,069
Total revenues	102,854	18,405	(14,885)	106,374
Operating expenses:
Benefits	89,100	—	(706)	88,394
Operating costs	10,408	16,791	(14,011)	13,188
Depreciation and amortization	692	210	(123)	779
Total operating expenses	100,200	17,001	(14,840)	102,361
Income (loss) from operations	2,654	1,404	(45)	4,013
Interest expense	—	3	490	493
Other expense, net	—	—	137	137
Income (loss) before income taxes and equity in net losses	2,654	1,401	(672)	3,383
Equity in net losses	(6)	(57)	—	(63)
Segment earnings (loss)	$2,648	$1,344	$(672)	$3,320
Net loss (income) attributable to noncontrolling interests	6	(1)	—	5
Segment earnings (loss) attributable to Humana	$2,654	$1,343	$(672)	$3,325

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2022
External revenues
Premiums:
Individual Medicare Advantage	$65,591	$—	$—	$65,591
Group Medicare Advantage	7,297	—	—	7,297
Medicare stand-alone PDP	2,269	—	—	2,269
Total Medicare	75,157	—	—	75,157
Commercial fully-insured	4,389	—	—	4,389
Specialty benefits	1,047	—	—	1,047
Medicare Supplement	743	—	—	743
State-based contracts and other	6,376	—	—	6,376
Total premiums	87,712	—	—	87,712
Services revenue:
Home solutions	—	2,333	—	2,333
Primary care	—	568	—	568
Commercial ASO	300	—	—	300
Military services and other	550	—	—	550
Pharmacy solutions	—	1,025	—	1,025
Total services revenue	850	3,926	—	4,776
Total external revenues	88,562	3,926	—	92,488
Intersegment revenues
Services	56	3,532	(3,588)	—
Products	—	9,841	(9,841)	—
Intersegment revenues	56	13,373	(13,429)	—
Investment income	223	8	151	382
Total revenues	88,841	17,307	(13,278)	92,870
Operating expenses:
Benefits	75,934	—	(244)	75,690
Operating costs	9,251	15,835	(12,415)	12,671
Depreciation and amortization	634	181	(106)	709
Total operating expenses	85,819	16,016	(12,765)	89,070
Income (loss) from operations	3,022	1,291	(513)	3,800
Gain on sale of Gentiva Hospice	—	(237)	—	(237)
Interest expense	—	—	401	401
Other expense, net	—	—	68	68
Income (loss) before income taxes and equity in net earnings (losses)	3,022	1,528	(982)	3,568
Equity in net earnings (losses)	18	(22)	—	(4)
Segment earnings (loss)	$3,040	$1,506	$(982)	$3,564
Net loss (income) attributable to noncontrolling interests	5	(1)	—	4
Segment earnings (loss) attributable to Humana	$3,045	$1,505	$(982)	$3,568

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2021
External revenues
Premiums:
Individual Medicare Advantage	$58,654	$—	$—	$58,654
Group Medicare Advantage	6,955	—	—	6,955
Medicare stand-alone PDP	2,371	—	—	2,371
Total Medicare	67,980	—	—	67,980
Commercial fully-insured	4,950	—	—	4,950
Specialty benefits	1,052	—	—	1,052
Medicare Supplement	731	—	—	731
State-based contracts and other	5,109	—	—	5,109
Total premiums	79,822	—	—	79,822
Services revenue:
Home solutions	—	1,166	—	1,166
Primary care	—	413	—	413
Commercial ASO	306	—	—	306
Military services and other	547	—	—	547
Pharmacy solutions	—	623	—	623
Total services revenue	853	2,202	—	3,055
Total external revenues	80,675	2,202	—	82,877
Intersegment revenues
Services	41	2,828	(2,869)	—
Products	—	9,024	(9,024)	—
Intersegment revenues	41	11,852	(11,893)	—
Investment income (loss)	214	4	(31)	187
Total revenues	80,930	14,058	(11,924)	83,064
Operating expenses:
Benefits	69,639	—	(440)	69,199
Operating costs	8,340	12,968	(11,187)	10,121
Depreciation and amortization	539	152	(95)	596
Total operating expenses	78,518	13,120	(11,722)	79,916
Income (loss) from operations	2,412	938	(202)	3,148
Interest expense	—	—	326	326
Other income, net	—	—	(532)	(532)
Income before income taxes and equity in net earnings	2,412	938	4	3,354
Equity in net earnings	—	65	—	65
Segment earnings	$2,412	$1,003	$4	$3,419
Net income attributable to noncontrolling interest	—	(1)	—	(1)
Segment earnings attributable to Humana	$2,412	$1,002	$4	$3,418

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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Reinsurance recoverables, included in other long-term assets, were $173 million at December 31, 2023 and $181 million at December 31, 2022. The amount of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately $173 million at December 31, 2023 and approximately $181 million at December 31, 2022. Premiums ceded were $1 million in 2023, $5 million in 2022 and $6 million in 2021. Benefits ceded were $3 million in 2023, $2 million in 2022, and $2 million in 2021.
We evaluate the financial condition of our reinsurers on a regular basis. Protective Life Insurance Company with $159 million in reinsurance recoverables is well-known and well-established with a AM Best rating of A+ at December 31, 2023. The remaining reinsurance recoverables of $15 million are divided between 8 other reinsurers, with $0.4 million subject to funds withheld accounts or other financial guarantees supporting the repayment of these amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flow for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Incurred but not yet Reported Benefits Payable

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s incurred but not yet reported benefits payable (IBNR) was $6.6 billion as of December 31, 2023. Management develops its estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a greater probability of being adequate versus being insufficient, or such that the liabilities established for IBNR are sufficient to cover obligations under an assumption of moderately adverse conditions. As described by management, for the periods prior to the most recent two months, a completion factor method uses historical paid claims patterns to estimate the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. Changes in claim inventory levels and known changes in claim payment processes are taken into account in these estimates. For the most recent two months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from historical experience in the preceding months, adjusted for known changes in estimates of hospital admissions, recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix and workday seasonality.

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

Goodwill Impairment Assessments – Home Solutions and Primary Care Reporting Units

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $9.6 billion as of December 31, 2023, and the goodwill associated with the Home Solutions and Primary Care Reporting Units was $4.4 billion and $1.2 billion, respectively. Management conducts an impairment test in the fourth quarter of each year and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Management relies on an evaluation of future discounted cash flows analysis to determine fair value and uses discount rates that correspond to a market-based weighted-average cost of capital, and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in management’s cash flow projections, including revenue growth rates, medical and operating cost trends, and projected operating income, are supported with management’s long-range business plan and annual planning process.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Home Solutions and Primary Care reporting units is a critical audit matter are the significant judgment by management when determining the fair value of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue and terminal growth rates, projected operating income, and the discount rates. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the significant assumptions used in the valuation of the Home Solutions and Primary Care reporting units. These procedures also included, among others, testing management's process for determining the fair value estimate of the reporting units; evaluating the appropriateness of the discounted cash flows analysis; testing the completeness and accuracy of underlying data used in the analysis; and evaluating the reasonableness of the significant assumptions used by management related to the revenue and terminal growth rates, projected operating income, and the discount rates. Evaluating management’s assumptions related to revenue and terminal growth rates and projected operating income involved considering the past performance of the reporting units and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flows analysis and the reasonableness of the significant assumptions related to the terminal growth rates and the discount rates.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 15, 2024

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
Based on our evaluation as of December 31, 2023, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on pages 121-123.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) None.

(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2024 appearing under the caption “Proposal One: Election of Directors” in such Definitive Proxy Statement.
Executive Officers of the Registrant
A list of our executive officers and biographical information appears in Part I, Item 1, "Business" of this Form 10-K.
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
Additional information about these items can be found in, and is incorporated by reference to, our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2024.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2024 appearing under the caption “Corporate Governance – Audit Committee” of such Definitive Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2024 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2024.

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

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2023 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	242,006	$415.178	$13,036,391	(2)(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	242,006	$415.178	$13,036,391
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
(4)Of the number listed above, 4,348,987 (1,445,965 from the 2011 Plan and 2,903,023 from the Amended and Restated Plan) can be issued as restricted stock at December 31, 2023 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan and 3.35 stock options in the Amended and Restated Plan).
The information under the captions “Stock Ownership Information - Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Stock Ownership Information - Security Ownership of Directors and Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2024, is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2024 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Director Independence” of such Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2024 appearing under the caption “Audit Committee Report” of such Definitive Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The financial statements, Report of Independent Registered Public Accounting Firm (PCAOB ID 238), financial statement schedule and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedule is included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021
All other schedules have been omitted because they are not applicable.
(3)Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992 (incorporated herein by reference to Exhibit 4(i) to Humana Inc.’s Post-Effective Amendment No.1 to the Registration Statement on Form S-8 (Reg. No. 33-49305) filed February 2, 1994).

(b)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-05975).

(b)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(c)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006, Req. No. 333-132878).

(d)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 13 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(e)	Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(f)	Eighth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(g)	Ninth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(h)	Tenth Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(i)	Eleventh Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(j)	Fourteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(k)	Fifteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(l)
Sixteenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(m)	Seventeenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(n)	Nineteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(o)	Twentieth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(p)	Twenty-First Supplemental Indenture, dated March 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 23, 2022).

(q)	Twenty-Second Supplemental Indenture, dated November 22, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on November 22, 2022).

(r)	Twenty-Third Supplemental Indenture, dated November 22, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on November 22, 2022).

(s)	Twenty-Fourth Supplemental Indenture, dated March 13, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2023).

(t)	Twenty-Fifth Supplemental Indenture, dated March 13, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2023).

(u)	Twenty-Sixth Supplemental Indenture, dated November 9, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on November 9, 2023).

(v)	Twenty-Seventh Supplemental Indenture, dated November 9, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on November 9, 2023).

(w)	Description of Securities (incorporated herein by reference to Exhibit 4(o) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10(a)*	Humana Inc. Executive Incentive Compensation Plan, as amended and restated January 1, 2020 (incorporated herein by reference to Exhibit 10(b) to Humana Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

(b)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05975).

(c)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(d)*	Humana Inc. Executive Severance Policy, effective as of March 1, 2023 (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(e)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(f)*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 18, 2011).

(g)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-05975).

(h)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(i)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(j)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013).

(k)
Five-Year $2.5 Billion Amended and Restated Credit Agreement, dated as of June 2, 2023, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on June 2, 2023)).

(l)	364-Day $1.5 Billion Revolving Credit Agreement, dated as of June 2, 2023, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Current Report on Form 8-K filed on June 2, 2023).

(m)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(n)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(o)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(p)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(q)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(r)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(s)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-05975).

(t)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(u)*	Amended and Restated Employment Agreement, dated as of February 27, 2014, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on February 28, 2014).

(v)*	Amendment to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated July 2, 2015 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on July 9, 2015).

(w)*	Amendment No. 2, dated as of August 16, 2018, to the Amended and Restated Employment Agreement between Humana Inc. and Bruce D. Broussard, dated as of February 27, 2014 (incorporated herein by reference to Exhibit 10.1 to Humana Inc.s Current Report on Form 8-K, filed on August 20, 2018).

(x)*	Humana Inc. Change in Control Policy, effective March 1, 2019 (incorporated herein by reference to Exhibit 10(aa) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(y)	Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 7, 2014).

(z)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(aa)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(bb)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(hh) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(cc)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(ii) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(dd)*	Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 18, 2019).

(ee)*†	First Amendment to the Amended and Restated Humana Inc. Stock Incentive Plan.

(ff)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(gg)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(hh)*
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

(jj)*
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

(mm)*†	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan.

(nn)*†	Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan.

(oo)*†	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan.

(pp)*†	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options).

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21 †	List of subsidiaries.

23 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

97*† Humana Inc. Compensation Recoupment Policy, effective October 2, 2023
101    The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2023, 2022, and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104     Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*Exhibits 10(a) through and including 10(j), and Exhibits 10(t) through and including 10(x), as well as Exhibits 10(z) through and including Exhibit 10(pp) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$250	$614
Investment securities	260	320
Receivable from operating subsidiaries	2,050	1,807
Other current assets	717	577
Total current assets	3,277	3,318
Property and equipment, net	2,334	2,393
Investment in subsidiaries	29,666	27,905
Other long-term assets	348	282
Total assets	$35,625	$33,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$5,768	$5,421
Short-term debt	1,443	2,092
Current portion of notes payable to operating subsidiaries	36	36
Book overdraft	75	73
Other current liabilities	1,566	1,425
Total current liabilities	8,888	9,047
Long-term debt	10,213	9,034
Other long-term liabilities	262	506
Total liabilities	19,363	18,587
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,690,082 shares issued at December 31, 2023 and 198,666,598 shares issued at December 31, 2022	33	33
Capital in excess of par value	3,346	3,246
Retained earnings	27,540	25,492
Accumulated other comprehensive (loss) income	(999)	(1,304)
Treasury stock, at cost, 76,465,862 shares at December 31, 2023 and 73,691,955 shares at December 31, 2022	(13,658)	(12,156)
Total stockholders' equity	16,262	15,311
Total liabilities and stockholders' equity	$35,625	$33,898
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2023	2022	2021
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$2,075	$1,554	$1,633
Investment and other (loss) income, net	42	(88)	(266)
Total revenues	2,117	1,466	1,367
Expenses:
Operating costs	2,016	1,700	1,404
Depreciation	656	581	488
Interest	489	400	313
Total expenses	3,161	2,681	2,205
Other income, net	(184)	—	(672)
Loss before income taxes and equity in net earnings of subsidiaries	(860)	(1,215)	(166)
Benefit for income taxes	(146)	(266)	(259)
(Loss) income before equity in net earnings of subsidiaries	(714)	(949)	93
Equity in net earnings of subsidiaries	3,203	3,755	2,761
Equity in net earnings of equity method investments	—	—	79
Net income attributable to Humana	$2,489	$2,806	$2,933
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2023	2022	2021
	(in millions)
Net income attributable to Humana	$2,489	$2,806	$2,933
Other comprehensive income (loss):
Change in gross unrealized investment gains (losses)	372	(1,819)	(356)
Effect of income taxes	(85)	418	81
Total change in unrealized investment gains (losses), net of tax	287	(1,401)	(275)
Reclassification adjustment for net realized losses (gains) included in investment income	25	72	(103)
Effect of income taxes	(7)	(17)	23
Total reclassification adjustment, net of tax	18	55	(80)
Other comprehensive income (loss), net of tax	305	(1,346)	(355)
Comprehensive income attributable to equity method investments	—	—	6
Comprehensive income attributable to Humana	$2,794	$1,460	$2,584
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022	2021
	(in millions)
Net cash provided by operating activities	$3,042	$4,868	$2,853
Cash flows from investing activities:
Acquisitions, net of cash acquired	(233)	(337)	(4,187)
Capital contributions to operating subsidiaries	(792)	(484)	(2,580)
Purchases of property and equipment, net	(761)	(931)	(958)
Purchases of investment securities	(17)	(63)	(200)
Proceeds from sale of investment securities	41	468	71
Maturities of investment securities	67	30	122
Net cash used in investing activities	(1,695)	(1,317)	(7,732)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	2,537	1,976	2,953
Repayments of senior notes	(1,832)	(1,000)	—
Proceeds (repayments) from issuance of commercial paper, net	211	(376)	352
Proceeds from issuance of term loan	—	—	2,500
Repayment of term loan	(500)	(2,000)	—
Change in book overdraft	2	5	(52)
Common stock repurchases	(1,573)	(2,096)	(79)
Dividends paid	(431)	(392)	(354)
Proceeds from stock option exercises and other	(125)	40	29
Net cash (used in) provided by financing activities	(1,711)	(3,843)	5,349
(Decrease) increase in cash and cash equivalents	(364)	(292)	470
Cash and cash equivalents at beginning of year	614	906	436
Cash and cash equivalents at end of year	$250	$614	$906
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.8 billion in 2023, $1.3 billion in 2022, and $1.6 billion in 2021.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $12.2 billion and $11.3 billion as of December 31, 2023 and 2022, respectively, which exceeded aggregate minimum regulatory requirements of $9.8 billion and $8.4 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2024 is approximately $1.1 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.8 billion in 2023, $1.3 billion in 2022, and $1.6 billion in 2021.

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

HUMANA INC.

By:	/s/ SUSAN M. DIAMOND
Susan M. Diamond
Chief Financial Officer (Principal Financial Officer)

Date:	February 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SUSAN M. DIAMOND	Chief Financial Officer (Principal Financial Officer)	February 15, 2024
Susan M. Diamond

/s/ JOHN-PAUL W. FELTER	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 15, 2024
John-Paul W. Felter

/s/ BRUCE D. BROUSSARD	Chief Executive Officer, Director (Principal Executive Officer)	February 15, 2024
Bruce D. Broussard

/s/ KURT J. HILZINGER	Chairman of the Board	February 15, 2024
Kurt J. Hilzinger

/s/ RAQUEL C. BONO, M.D.	Director	February 15, 2024
Raquel C. Bono, M.D.

/s/ FRANK A. D’AMELIO	Director	February 15, 2024
Frank A. D’Amelio

/s/ DAVID T. FEINBERG, M.D.	Director	February 15, 2024
David T. Feinberg, M.D.

/s/ WAYNE A. I. FREDERICK, M.D.	Director	February 15, 2024
Wayne A. I. Frederick, M.D.

/s/ JOHN W. GARRATT	Director	February 15, 2024
John W. Garratt

/s/ KAREN W. KATZ	Director	February 15, 2024
Karen W. Katz

/s/ MARCY S. KLEVORN	Director	February 15, 2024
Marcy S. Klevorn

/s/ WILLIAM J. MCDONALD	Director	February 15, 2024
William J. McDonald

/s/ JORGE S. MESQUITA	Director	February 15, 2024
Jorge S. Mesquita

/s/ BRAD D. SMITH	Director	February 15, 2024
Brad D. Smith