Form 10-Q
period 2024-03-31
HUMANA INC
filed 2024-04-24
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2024
$0.16 2/3 par value	120,500,635 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2024

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,910	$4,694
Investment securities	16,697	16,626
Receivables, net of allowances of $85 in 2024 and $88 in 2023	3,925	2,035
Other current assets	6,264	6,631
Total current assets	32,796	29,986
Property and equipment, net	2,979	3,030
Long-term investment securities	380	382
Equity method investments	730	740
Goodwill	9,563	9,550
Other long-term assets	3,643	3,377
Total assets	$50,091	$47,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$11,729	$10,241
Trade accounts payable and accrued expenses	6,504	6,569
Book overdraft	333	353
Unearned revenues	301	266
Short-term debt	822	1,443
Total current liabilities	19,689	18,872
Long-term debt	12,390	10,213
Other long-term liabilities	1,826	1,662
Total liabilities	33,905	30,747
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,690,593 shares issued at March 31, 2024 and 198,690,082 shares issued at December 31, 2023	33	33
Capital in excess of par value	3,369	3,346
Retained earnings	28,173	27,540
Accumulated other comprehensive loss	(1,086)	(999)
Treasury stock, at cost, 78,189,958 shares at March 31, 2024 and 76,465,862 shares at December 31, 2023	(14,359)	(13,658)
Total stockholders' equity	16,130	16,262
Noncontrolling interests	56	56
Total equity	16,186	16,318
Total liabilities and equity	$50,091	$47,065

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share results)
Revenues:
Premiums	$28,261	$25,550
Services	1,062	999
Investment income	288	193
Total revenues	29,611	26,742
Operating expenses:
Benefits	25,124	21,858
Operating costs	3,042	2,979
Depreciation and amortization	209	186
Total operating expenses	28,375	25,023
Income from operations	1,236	1,719
Interest expense	159	113
Other expense (income), net	63	(8)
Income before income taxes and equity in net losses	1,014	1,614
Provision for income taxes	251	359
Equity in net losses	(24)	(17)
Net income	$739	$1,238
Net loss attributable to noncontrolling interests	2	1
Net income attributable to Humana	$741	$1,239
Basic earnings per common share	$6.13	$9.91
Diluted earnings per common share	$6.11	$9.87
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income attributable to Humana	$741	$1,239
Other comprehensive income (loss):
Change in gross unrealized investment (losses) gains	(114)	188
Effect of income taxes	28	(43)
Total change in unrealized investment (losses) gains, net of tax	(86)	145
Reclassification adjustment for net realized (gains) losses	(1)	61
Effect of income taxes	—	(15)
Total reclassification adjustment, net of tax	(1)	46
Other comprehensive (loss) income, net of tax	(87)	191
Comprehensive income attributable to Humana	$654	$1,430
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended March 31, 2024
Balances, December 31, 2023	198,690	$33	$3,346	$27,540	$(999)	$(13,658)	$16,262	$56	$16,318
Net income				741			741	(2)	739
Distribution from noncontrolling interest holders, net								2	2
Other comprehensive loss					(87)		(87)		(87)
Common stock repurchases			—			(723)	(723)		(723)
Dividends and dividend equivalents			—	(108)			(108)		(108)
Stock-based compensation			45				45		45
Restricted stock unit vesting	1	—	(22)			22	—		—
Balances, March 31, 2024	198,691	$33	$3,369	$28,173	$(1,086)	$(14,359)	$16,130	$56	$16,186

Three months ended March 31, 2023
Balances, December 31, 2022	198,667	$33	$3,246	$25,492	$(1,304)	$(12,156)	$15,311	$59	$15,370
Net income				1,239			1,239	(1)	1,238
Distribution from noncontrolling interest holders, net								4	4
Acquisition								(5)	(5)
Other comprehensive income					191		191		191
Common stock repurchases			—			(94)	(94)		(94)
Dividends and dividend equivalents			—	(112)			(112)		(112)
Stock-based compensation			38				38		38
Restricted stock unit vesting	—	—	(24)			24	—		—
Stock option exercises	—	—	2			2	4		4
Balances, March 31, 2023	198,667	$33	$3,262	$26,619	$(1,113)	$(12,224)	$16,577	$57	$16,634
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2024	2023
	(in millions)
Cash flows from operating activities
Net income	$739	$1,238
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on investment securities, net	(1)	60
Equity in net losses	24	17
Stock-based compensation	45	38
Depreciation	226	200
Amortization	16	18
Impairment of property and equipment	33	—
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	(1,890)	(1,433)
Other assets	97	(907)
Benefits payable	1,488	754
Other liabilities	(422)	(238)
Unearned revenues	35	6,934
Other	33	6
Net cash provided by operating activities	423	6,687
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(14)	(73)
Purchases of property and equipment, net	(177)	(223)
Purchases of investment securities	(1,259)	(1,313)
Proceeds from maturities of investment securities	645	267
Proceeds from sales of investment securities	391	50
Net cash used in investing activities	(414)	(1,292)
Cash flows from financing activities
Receipts from contract deposits, net	499	2,997
Proceeds from issuance of senior notes, net	2,232	1,215
Repayments of senior notes	—	(60)
Repayments of commercial paper, net	(644)	(177)
Repayment of term loan	—	(500)
Debt issue costs	(5)	(4)
Change in book overdraft	(20)	108
Common stock repurchases	(717)	(94)
Dividends paid	(109)	(100)
Other	(29)	(106)
Net cash provided by financing activities	1,207	3,279
Increase in cash and cash equivalents	1,216	8,674
Cash and cash equivalents at beginning of period	4,694	5,061
Cash and cash equivalents at end of period	$5,910	$13,735

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the three months ended March 31,
	2024	2023
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$158	$97
Income tax payments, net	$1	$6
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$22	$73
Less: Fair value of liabilities assumed	(8)	(5)
Less: Noncontrolling interests acquired	—	5
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$14	$73
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, the reader of this Form 10-Q should refer to our Form 10-K for the year ended December 31, 2023, that was filed with the Securities and Exchange Commission, or the SEC, on February 15, 2024. We refer to this Form 10-K as the “2023 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.
The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill and indefinite-lived intangible assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. For additional information regarding accounting policies considered in preparing our consolidated financial statements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
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

Value Creation Initiatives
Beginning in 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in asset impairments, of $29 million for the three months ended March 31, 2024 within operating costs in the consolidated statements of income. These charges were recorded at the corporate level and not allocated to the segments. We expect to incur additional charges through the end of 2024. We did not record any charges for the three months ended March 31, 2023.
Revenue Recognition
Our revenues include premiums and services revenue. Services revenue includes administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, services revenue includes net patient services revenue that are recorded based upon established billing rates, less allowances for contractual adjustments, and are

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
recognized as services are provided. For additional information regarding our revenues, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K. For additional information regarding disaggregation of revenue by segment and type, refer to Note 14 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
At March 31, 2024, accounts receivable related to services were $390 million. For the three months ended March 31, 2024, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at March 31, 2024.
For the three months ended March 31, 2024, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

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

3. ACQUISITIONS
During the first quarter of 2024 and 2023, respectively, we acquired various health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired in the first quarter of 2024 and 2023, respectively, have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in the first quarter of 2024 and 2023, were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the quarter of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2024 and December 31, 2023, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,928	$—	$(84)	$2,844
Mortgage-backed securities	3,925	—	(486)	3,439
Tax-exempt municipal securities	850	—	(24)	826
Mortgage-backed securities:
Residential	462	—	(68)	394
Commercial	1,420	1	(113)	1,308
Asset-backed securities	1,552	2	(37)	1,517
Corporate debt securities	7,348	24	(623)	6,749
Total debt securities	$18,485	$27	$(1,435)	17,077

December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,717	$1	$(51)	$2,667
Mortgage-backed securities	3,946	1	(425)	3,522
Tax-exempt municipal securities	879	1	(22)	858
Mortgage-backed securities:
Residential	465	1	(66)	400
Commercial	1,471	—	(126)	1,345
Asset-backed securities	1,813	2	(44)	1,771
Corporate debt securities	7,011	28	(594)	6,445
Total debt securities	$18,302	$34	$(1,328)	17,008

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $379 million and $397 million, respectively, at March 31, 2024. The book value and fair value were $379 million and $398 million, respectively, at December 31, 2023.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at March 31, 2024 and December 31, 2023, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,301	$(43)	$447	$(41)	$2,748	$(84)
Mortgage-backed securities	862	(15)	2,513	(471)	3,375	(486)
Tax-exempt municipal securities	261	(1)	508	(23)	769	(24)
Mortgage-backed securities:
Residential	9	—	365	(68)	374	(68)
Commercial	—	—	1,242	(113)	1,242	(113)
Asset-backed securities	447	(2)	787	(35)	1,234	(37)
Corporate debt securities	824	(7)	4,702	(616)	5,526	(623)
Total debt securities	$4,704	$(68)	$10,564	$(1,367)	$15,268	$(1,435)

December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,899	$(12)	$431	$(39)	$2,330	$(51)
Mortgage-backed securities	958	(12)	2,269	(413)	3,227	(425)
Tax-exempt municipal securities	160	(1)	523	(21)	683	(22)
Mortgage-backed securities:
Residential	—	—	373	(66)	373	(66)
Commercial	18	—	1,303	(126)	1,321	(126)
Asset-backed securities	120	(1)	1,364	(43)	1,484	(44)
Corporate debt securities	466	(2)	4,783	(592)	5,249	(594)
Total debt securities	$3,621	$(28)	$11,046	$(1,300)	$14,667	$(1,328)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at March 31, 2024. Our remaining debt securities below investment-grade were primarily rated B+, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,685 positions out of a total of approximately 2,100 positions at March 31, 2024. All issuers of debt securities we own that were trading at an

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
unrealized loss at March 31, 2024 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At March 31, 2024, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three months ended March 31, 2024 or 2023.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Gross gains on investment securities	$2	$—
Gross losses on investment securities	(1)	(61)
Gross gains on equity securities	—	1
Gross losses on equity securities	—	—
Net recognized gains (losses) on investment securities	$1	$(60)
The gains and losses related to equity securities for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net gains (losses) recognized on equity securities during the period	$—	$1
Less: Net gains (losses) recognized on equity securities sold during the period	—	1
Unrealized gains (losses) recognized on equity securities still held at the end of the period	$—	$—
The contractual maturities of debt securities available for sale at March 31, 2024, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,235	$1,229
Due after one year through five years	5,402	5,199
Due after five years through ten years	3,259	2,954
Due after ten years	1,230	1,037
Mortgage and asset-backed securities	7,359	6,658
Total debt securities	$18,485	$17,077

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2024 and December 31, 2023, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2024
Cash equivalents	$5,594	$5,594	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,844	—	2,844	—
Mortgage-backed securities	3,439	—	3,439	—
Tax-exempt municipal securities	826	—	826	—
Mortgage-backed securities:
Residential	394	—	391	3
Commercial	1,308	—	1,308	—
Asset-backed securities	1,517	—	1,479	38
Corporate debt securities	6,749	—	6,564	185
Total debt securities	17,077	—	16,851	226
Total invested assets	$22,671	$5,594	$16,851	$226

December 31, 2023
Cash equivalents	$4,582	$4,582	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,667	—	2,667	—
Mortgage-backed securities	3,522	—	3,522	—
Tax-exempt municipal securities	858	—	858	—
Mortgage-backed securities:
Residential	400	—	396	4
Commercial	1,345	—	1,345	—
Asset-backed securities	1,771	—	1,733	38
Corporate debt securities	6,445	—	6,269	176
Total debt securities	17,008	—	16,790	218
Total invested assets	$21,590	$4,582	$16,790	$218
Our Level 3 assets had a fair value of $226 million, or 1.0% of total invested assets, and $218 million, or 1.0% or total invested assets, at March 31, 2024 and December 31, 2023, respectively. During the three months ended

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2024 and 2023, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
	Private Placements
	(in millions)
Beginning balance at January 1	$218	$101
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	(2)	1
Purchases	11	1
Sales	—	—
Settlements	(1)	—
Transfer out	—	(4)
Balance at March 31	$226	$99
Interest Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on SOFR, to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate adjustment to the carrying value of the senior notes was approximately $17 million at March 31, 2024. The swap asset, included within other long-term assets on our condensed consolidated balance sheets, were approximately $20 million and $68 million at March 31, 2024 and December 31, 2023, respectively. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three months ended March 31, 2024. We did not enter into interest-rate swap agreements for the three months ended March 31, 2023. The following table summarizes the notional amounts at March 31, 2024 and December 31, 2023, respectively, for our senior notes under the swap agreements:

	March 31, 2024	December 31, 2023
	(in millions)
$750 million, 5.875% due March 1, 2033	$650	$650
$850 million, 5.950% due March 15, 2034	800	400
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	700	300
$1,000 million, 5.750% due April 15, 2054	400	—

Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $13.0 billion at March 31, 2024 and $10.8 billion at December 31, 2023. The fair value of our senior notes debt was $12.6 billion at March 31, 2024 and $10.6 billion at December 31, 2023. The fair value of our senior notes debt is determined based on Level 2 inputs,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. The commercial paper borrowings were $0.3 billion and $0.9 billion at March 31, 2024 and December 31, 2023, respectively.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values associated with our Primary Care Organization strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $731 million and $22 million, respectively, at March 31, 2024. The put and call options fair values, derived from the Monte Carlo simulation, were $595 million and $18 million, respectively, at December 31, 2023. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets.
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

	March 31, 2024	December 31, 2023
Annualized volatility	17.0% - 18.8%	16.1% - 17.8%
Credit spread	1.0% - 1.3%	0.9% - 1.1%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	11.0% - 12.5%	11.0% - 12.5%
Long term growth rate	3.0%	3.0%
The assumptions used for annualized volatility, credit spread and weighted average cost of capital reflect the lowest and highest values where they differ significantly across the series of put and call options due to their expected exercise dates.
Other Assets and Liabilities Measured at Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, we acquired various health and wellness related businesses during 2024 and 2023. The net assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The net tangible assets including receivables and accrued liabilities were recorded at their carrying value which approximated their fair value due to their short term nature. The fair value of goodwill and other intangible assets were internally estimated based primarily on the income approach. The income approach estimates fair value based on the present value of cash flow that the assets could be expected to generate in the future. We developed internal estimates for expected cash flows in the present value calculation using inputs and significant assumptions that include historical revenues and earnings, revenue growth rates, the amount and timing of future cash flows, discount rates, contributory asset charges and future tax rates, among others. The excess purchase price over the fair value of assets and liabilities acquired is recorded as goodwill.
Other than the assets and liabilities acquired during 2024 and 2023, there were no other material assets or liabilities measured at fair value on a recurring or nonrecurring basis during 2024 and 2023.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For additional information regarding our fair value measurements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2024 and December 31, 2023. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

	March 31, 2024		December 31, 2023
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$100	$592	$224	$514
Trade accounts payable and accrued expenses	(108)	(2,472)	(232)	(1,825)
Net current liability	(8)	(1,880)	(8)	(1,311)
Other long-term assets	293	—	17	—
Other long-term liabilities	(81)	—	(77)	—
Net long-term asset (liability)	212	—	(60)	—
Total net asset (liability)	$204	$(1,880)	$(68)	$(1,311)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2024 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2024	$2,663	$6,887	$9,550
Acquisitions	—	13	13
Balance at March 31, 2024	$2,663	$6,900	$9,563

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2024 and December 31, 2023:

		March 31, 2024			December 31, 2023
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,092	$—	$1,092	$1,092	$—	$1,092
Medicare licenses	Indefinite	288	—	288	288	—	288
Customer contracts/ relationships	9.4 years	956	728	228	956	718	238
Trade names and technology	6.7 years	139	111	28	139	109	30
Provider contracts	11.9 years	67	63	4	67	62	5
Noncompetes and other	8.4 years	85	46	39	84	44	40
Total other intangible assets	9.2 years	$2,627	$948	$1,679	$2,626	$933	$1,693
    For the three months ended March 31, 2024 and 2023, amortization expense for other intangible assets was approximately $16 million and $18 million, respectively. The following table presents our estimate of amortization expense remaining for 2024 and each of the next five succeeding years at March 31, 2024:

(in millions)
For the years ending December 31,
2024	$44
2025	58
2026	43
2027	33
2028	29
2029	27
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
	(in millions)
Balances, beginning of period	$10,241	$9,264
Incurred related to:
Current year	25,659	22,380
Prior years	(535)	(522)
Total incurred	25,124	21,858
Paid related to:
Current year	(16,061)	(14,203)
Prior years	(7,575)	(6,901)
Total paid	(23,636)	(21,104)
Balances, end of period	$11,729	$10,018
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At March 31, 2024, benefits payable included IBNR of approximately $7.3 billion, primarily associated with claims incurred in 2024.
Amounts incurred related to prior periods vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$741	$1,239
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,978	125,005
Dilutive effect of:
Employee stock options	6	34
Restricted stock	284	525
Shares used to compute diluted earnings per common share	121,268	125,564
Basic earnings per common share	$6.13	$9.91
Diluted earnings per common share	$6.11	$9.87
Number of antidilutive stock options and restricted stock excluded from computation	1,165	538

For additional information regarding earnings per common share, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2024 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2024 payments
12/29/2023	1/26/2024	$0.8850	$108
In February 2024, the Board declared a cash dividend of $0.885 per share payable on April 26, 2024 to stockholders of record on March 29, 2024. In April 2024, the Board declared a cash dividend of $0.885 per share payable on July 26, 2024 to stockholders of record as of the close of business on June 28, 2024. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.

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
Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the three months ended March 31, 2024, we repurchased 1.8 million shares in open market transactions for $702 million at an average price of $388.78 under the February 2023 and 2024 share repurchase authorizations. During the three months ended March 31, 2023, we repurchased 0.1 million shares in open market transactions for $67 million at an average price of $495.68 under the February 2023 share repurchase authorization.

Our remaining repurchase authorization was $2.96 billion as of April 23, 2024.
In connection with employee stock plans, we acquired 0.04 million common shares for $15 million and 0.05 million common shares for $27 million during the three months ended March 31, 2024 and 2023, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 25.3% and 22.5% for the three months ended March 31, 2024 and 2023, respectively. The year-over-year increase in the effective income tax rate is primarily due to a change in the mix of current year earnings between our Insurance segment and our CenterWell health services segment, as the latter incurs a higher effective domestic tax rate than the former. In addition, the prior year income tax rate was favorably impacted by the recognition of a non-taxable gain.

For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in millions)
Short-term debt:
Commercial paper	$250	$871
Senior notes:
$600 million, 3.850% due October 1, 2024	572	572
Total senior notes	572	572
Total short-term debt	$822	$1,443
Long-term debt:
Senior notes:
$600 million, 4.500% due April 1, 2025	$599	$598
$500 million, 5.700% due March 13, 2026	498	498
$750 million, 1.350% due February 3, 2027	688	688
$600 million, 3.950% due March 15, 2027	537	537
$500 million, 5.750% due March 1, 2028	495	495
$500 million, 5.750% due December 1, 2028	495	495
$750 million, 3.700% due March 23, 2029	590	590
$500 million, 3.125% due August 15, 2029	433	433
$500 million, 4.875% due April 1, 2030	496	496
$1,250 million, 5.375% due April 15, 2031	1,238	—
$750 million, 2.150% due February 3, 2032	744	743
$750 million, 5.875% due March 1, 2033	735	750
$850 million, 5.950% due March 15, 2034	826	840
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	396	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	396	396
$500 million, 3.950% due August 15, 2049	514	529
$750 million, 5.500% due March 15, 2053	720	728
$1,000 million, 5.750% due April 15, 2054	989	—
Total senior notes	12,390	10,213
Total long-term debt	$12,390	$10,213
Senior Notes
In March 2024, we issued $1.3 billion of 5.375% unsecured senior notes due April 15, 2031 and $1.0 billion of 5.750% unsecured senior notes due April 15, 2054. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $2.2 billion. We used the net proceeds for general corporate purposes, which include the repayment of existing indebtedness, including borrowings under our commercial paper program.
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on SOFR, to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
caused by an increase or decrease in interest rates. The cumulative, aggregate adjustment to the carrying value of the senior notes was approximately $17 million at March 31, 2024.

For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
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
The SOFR spread, currently 114.0 basis points under the 5-year revolving credit agreement and 116.0 basis points under the 364-day revolving credit agreement, varies depending on our credit ratings ranging from 92.0 to 130.0 basis points under the 5-year revolving credit agreement and from 94.0 to 135.0 basis points under the 364-day revolving credit agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 11.0 basis points, under the 5-year revolving credit agreement and 15.0 basis points under the 364-day revolving agreement, varies depending on our credit ratings ranging from 8.0 to 20.0 basis points under the 5-year revolving credit agreement and from 6.0 to 15.0 basis points under the 364-day revolving credit agreement.
Our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 45.1% as measured in accordance with the revolving credit agreements as of March 31, 2024.
At March 31, 2024, we had no borrowings and approximately $18 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of March 31, 2024, we had $2.482 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $1.5 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2024 was $2.7 billion, with $0.3 billion outstanding at March 31, 2024 compared to $0.9

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
billion outstanding at December 31, 2023. The outstanding commercial paper at March 31, 2024 had a weighted average annual interest rate of 5.46%.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At March 31, 2024 we had no outstanding short-term FHLB borrowings.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 86% of our total premiums and services revenue for the three months ended March 31, 2024, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2024, and all of our product offerings filed with CMS for 2024 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Our state-based Medicaid business, which accounted for approximately 7% of our total premiums and services revenue for the three months ended March 31, 2024 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At March 31, 2024, our Military services business, which accounted for approximately 1% of our total premiums and services revenue for the three months ended March 31, 2024, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the DoD and is currently scheduled to expire on December 31, 2024, unless further extended.
In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the updated TRICARE East Region by the Defense Health Agency of the DoD.The T-5 East Region

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana Inc., currently pending in United States District Court, Western District of Kentucky, Louisville division. The complaint alleges certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action seeks damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening at that time. On March 31, 2022, the Court denied the parties' Motions for Summary Judgement. We take seriously our obligations to comply with applicable CMS requirements and actuarial standards of practice, and continue to vigorously defend against these allegations. During 2023, we accrued certain anticipated expenses in connection with this matter.
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
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.7 billion and $4.0 billion for the three months ended March 31, 2024 and 2023, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The amount of this expense was $32 million and $33 million for the three months ended March 31, 2024 and 2023, respectively.
Other than those described previously, the accounting policies of each segment are the same. For additional information regarding our accounting policies refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home services, to our Insurance segment customers. Intersegment sales and expenses are recorded primarily at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.
Our segment results were as follows for the three months ended March 31, 2024 and 2023:

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2024	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$22,448	$—	$—	$22,448
Group Medicare Advantage	1,989	—	—	1,989
Medicare stand-alone PDP	821	—	—	821
Total Medicare	25,258	—	—	25,258
Commercial fully-insured	256	—	—	256
Specialty benefits	239	—	—	239
Medicare Supplement	197	—	—	197
State-based contracts and other	2,311	—	—	2,311
Total premiums	28,261	—	—	28,261
Services revenue:
Home solutions	—	335	—	335
Primary care	—	241	—	241
Commercial ASO	24	—	—	24
Military services and other	251	—	—	251
Pharmacy solutions	—	211	—	211
Total services revenue	275	787	—	1,062
Total external revenues	28,536	787	—	29,323
Intersegment revenues
Services	1	1,414	(1,415)	—
Products	—	2,617	(2,617)	—
Total intersegment revenues	1	4,031	(4,032)	—
Investment income	162	—	126	288
Total revenues	28,699	4,818	(3,906)	29,611
Operating expenses:
Benefits	25,251	—	(127)	25,124
Operating costs	2,364	4,483	(3,805)	3,042
Depreciation and amortization	186	53	(30)	209
Total operating expenses	27,801	4,536	(3,962)	28,375
Income from operations	898	282	56	1,236
Interest expense	—	1	158	159
Other expense, net	—	—	63	63
Income (loss) before income taxes and equity in net earnings	898	281	(165)	1,014
Equity in net losses	(2)	(22)	—	(24)
Segment earnings (loss)	$896	$259	$(165)	$990
Net loss attributable to noncontrolling interests	2	—	—	2
Segment earnings (loss) attributable to Humana	$898	$259	$(165)	$992

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2023	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$19,809	$—	$—	$19,809
Group Medicare Advantage	1,765	—	—	1,765
Medicare stand-alone PDP	616	—	—	616
Total Medicare	22,190	—	—	22,190
Commercial fully-insured	1,018	—	—	1,018
Specialty benefits	254	—	—	254
Medicare Supplement	179	—	—	179
State-based contracts and other	1,909	—	—	1,909
Total premiums	25,550	—	—	25,550
Services revenue:
Home solutions	—	314	—	314
Primary care	—	201	—	201
Commercial ASO	71	—	—	71
Military services and other	171	—	—	171
Pharmacy solutions	—	242	—	242
Total services revenue	242	757	—	999
Total external revenues	25,792	757	—	26,549
Intersegment revenues
Services	14	1,133	(1,147)	—
Products	—	2,615	(2,615)	—
Total intersegment revenues	14	3,748	(3,762)	—
Investment income	97	—	96	193
Total revenues	25,903	4,505	(3,666)	26,742
Operating expenses:
Benefits	21,993	—	(135)	21,858
Operating costs	2,418	4,126	(3,565)	2,979
Depreciation and amortization	165	49	(28)	186
Total operating expenses	24,576	4,175	(3,728)	25,023
Income from operations	1,327	330	62	1,719
Interest expense	—	—	113	113
Other income, net	—	—	(8)	(8)
Income (loss) before income taxes and equity in net earnings	1,327	330	(43)	1,614
Equity in net losses	(3)	(14)	—	(17)
Segment earnings (loss)	$1,324	$316	$(43)	$1,597
Net loss attributable to noncontrolling interests	1	—	—	1
Segment earnings (loss) attributable to Humana	$1,325	$316	$(43)	$1,598

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2023 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 15, 2024, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.
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
Value Creation Initiatives
Beginning in 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in asset impairments, of $29 million for the three months ended March 31, 2024 within operating costs in the consolidated statements of income. These charges were recorded at the corporate level and not allocated to the segments. We expect to incur additional charges through the end of 2024. We did not record any charges for the three months ended March 31, 2023.

Business Segments
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
The results of each segment are measured by income (loss) from operations. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home services, to our Insurance segment customers. Intersegment sales and expenses are recorded primarily at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
The Insurance segment also experiences seasonality in the commercial fully-insured product offering. The effect on the Insurance segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. The Employer Group Commercial Fully-Insured business decreased the Insurance segment benefit ratio by 10 basis points and decreased the Insurance segment benefit ratio by 30 basis points for the three months ended March 31, 2024 and 2023, respectively.

The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season. The Insurance segment may experience adverse impacts in the operating cost ratio as a result of our Employer Group Commercial Medical Products exit phased over the 18-24 months following our February 2023 announcement. The Employer Group Commercial Fully-Insured business increased the Insurance segment operating cost ratio by 10 basis points and increased the Insurance segment operating cost ratio by 40 basis points for the three months ended March 31, 2024 and 2023, respectively.
2024 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2024, approximately 3,837,300 members, or 69%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,505,100 members, or 68%, at March 31, 2023.
•Net income attributable to Humana was $0.7 billion, or $6.11 per diluted common share, and $1.2 billion, or $9.87 per diluted common share, for the three months ended March 31, 2024 and 2023, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, transaction and integration costs, and charges associated with value creation initiatives. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2024 and 2023 quarter:

	For the three months ended March 31,
	2024	2023
	(in millions)
Consolidated income before income taxes and equity in net earnings:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$131	$53
Transaction and integration costs	—	(51)
Value creation initiatives	29	—
Total	$160	$2

	For the three months ended March 31,
	2024	2023
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$1.08	$0.42
Transaction and integration costs	—	(0.41)
Value creation initiatives	0.24	—
Net tax impact of transactions	(0.31)	(0.11)
Total	$1.01	$(0.10)

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
In March 2024, the United States Securities and Exchange Commission issued its final regulation on climate-related disclosures. The regulation requires certain disclosures in registration statements and annual reports, including financial impact and climate-related impact metrics. On April 4, 2024, the SEC exercised its discretion to stay the Final Rules pending the completion of judicial review. The new regulation is effective for us beginning with the annual report for the year ended December 31, 2025. We are evaluating the final rule and its impact on our disclosures.

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

Comparison of Results of Operations for 2024 and 2023
The following discussion primarily details our results of operations for the three months ended March 31, 2024, or the 2024 quarter and the three months ended March 31, 2023, or the 2023 quarter.

			Change
	Three Months Ended March 31,		Three Months Ended March 31, 2024 vs 2023
	2024	2023	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$28,261	$25,550	$2,711	10.6%
Services:
Insurance	275	242	33	13.6%
CenterWell	787	757	30	4.0%
Total services revenue	1,062	999	63	6.3%
Investment income	288	193	95	49.2%
Total revenues	29,611	26,742	2,869	10.7%
Operating expenses:
Benefits	25,124	21,858	3,266	14.9%
Operating costs	3,042	2,979	63	2.1%
Depreciation and amortization	209	186	23	12.4%
Total operating expenses	28,375	25,023	3,352	13.4%
Income from operations	1,236	1,719	(483)	(28.1)%
Interest expense	159	113	46	40.7%
Other expense (income), net	63	(8)	71	887.5%
Income before income taxes and equity in net earnings	1,014	1,614	(600)	(37.2)%
Provision for income taxes	251	359	(108)	(30.1)%
Equity in net losses	(24)	(17)	7	41.2%
Net income	$739	$1,238	$(499)	(40.3)%
Diluted earnings per common share	$6.11	$9.87	$(3.76)	(38.1)%
Benefit ratio (a)	88.9%	85.5%		3.4%
Operating cost ratio (b)	10.4%	11.2%		(0.8)%
Effective tax rate	25.3%	22.5%		2.8%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $2.7 billion, or 10.6%, from $25.6 billion in the 2023 quarter to $28.3 billion in the 2024 quarter primarily due to higher per member Medicare premiums and individual and group Medicare Advantage membership growth. These factors were partially offset by the continued decline in the our group commercial medical and stand-alone PDP membership, as well as a decline in state-based contracts membership as a result of the end of the suspension of state eligibility redetermination efforts previously enacted as part of the Public Health Emergency.

Services Revenue
Consolidated services revenue increased $0.1 billion, or 6.3%, from $1.0 billion in the 2023 quarter to $1.1 billion in the 2024 quarter.
Investment Income
Investment income increased $95 million, or 49.2%, from $193 million in the 2023 quarter to $288 million in the 2024 quarter primarily due to increase in interest income on our debt securities.
Benefit Expense
Consolidated benefits expense increased $3.3 billion, or 14.9%, from $21.9 billion in the 2023 quarter to $25.1 billion in the 2024 quarter. The consolidated benefit ratio increased 340 basis points from 85.5% for the 2023 quarter to 88.9% for the 2024 quarter primarily due to higher Medicare Advantage medical cost trends in the 2024 quarter compared to the 2023 quarter partially offset by the impact of pricing and benefit design of our 2024 Medicare Advantage products, which included a reduction in benefits in response to the net impact of the final rate notice and the initial emergence of increased medical cost trends. Further, the year-over-year comparison continues to reflect a shift in line of business mix, with growth in Medicare Advantage and state-based contracts and other membership, which can carry a higher benefit ratio.
Consolidated benefits expense included $535 million of favorable prior-period medical claims reserve development in the 2024 quarter and $522 million of favorable prior-period medical claims development in the 2023 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 190 basis points in the 2024 quarter and decreased the consolidated benefit ratio by approximately 200 basis points in the 2023 quarter.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.06 billion, or 2.1%, from $2.98 billion in the 2023 quarter to $3.04 billion in the 2024 quarter. The consolidated operating cost ratio decreased 80 basis points from 11.2% for the 2023 quarter to 10.4% for the 2024 quarter primarily due to scale efficiencies associated with growth in our individual Medicare Advantage membership, administrative cost efficiencies resulting from our value creation initiatives, and lower commission expense for brokers in the 2024 quarter compared to the 2023 quarter as a result of significant individual Medicare Advantage membership growth in 2023. These factors were partially offset by the impact from charges related to value creation initiatives in the 2024 quarter.
Depreciation and Amortization
Depreciation and amortization increased $23 million, or 12.4%, from $186 million in the 2023 quarter to $209 million in the 2024 quarter primarily due to capital expenditures.
Interest Expense
Interest expense increased $46 million, or 40.7%, from $113 million in the 2023 quarter to $159 million in the 2024 quarter primarily due to increase in interest rates and higher average debt balances.
Income Taxes
The effective income tax rate was 25.3% and 22.5% for the three months ended March 31, 2024, and 2023, respectively. The year-over-year increase in the effective income tax rate is primarily due to a change in the mix of current year earnings between our Insurance segment and our CenterWell health services segment, as the latter incurs a higher effective domestic tax rate than the former. In addition, the prior year income tax rate was favorably impacted by the recognition of a non-taxable gain.

Insurance Segment

	March 31,		Change
	2024	2023	Members	%
Membership:
Individual Medicare Advantage	5,548,900	5,153,000	395,900	7.7%
Group Medicare Advantage	551,500	511,200	40,300	7.9%
Medicare stand-alone PDP	2,347,000	2,956,300	(609,300)	(20.6)%
Total Medicare	8,447,400	8,620,500	(173,100)	(2.0)%
Medicare Supplement	323,200	294,000	29,200	9.9%
Commercial fully-insured	109,700	522,600	(412,900)	(79.0)%
State-based contracts and other	1,261,400	1,371,500	(110,100)	(8.0)%
Military services	5,955,300	5,930,700	24,600	0.4%
Commercial ASO	77,700	414,800	(337,100)	(81.3)%
Total Medical Membership	16,174,700	17,154,100	(979,400)	(5.7)%
Total Specialty Membership (a)	4,653,200	5,114,700	(461,500)	(9.0)%
(a) We provide a full range of insured specialty products including dental, vision, and life insurance benefits marketed to individuals and groups. Members included in these products may not be unique to each product since members have the ability to enroll in a medical product and one or more specialty products.

			Change
	Three Months Ended March 31,		Three Months Ended March 31, 2024 vs 2023
	2024	2023	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$22,448	$19,809	$2,639	13.3%
Group Medicare Advantage	1,989	1,765	224	12.7%
Medicare stand-alone PDP	821	616	205	33.3%
Total Medicare	25,258	22,190	3,068	13.8%
Commercial fully-insured	256	1,018	(762)	(74.9)%
Specialty benefits	239	254	(15)	(5.9)%
Medicare Supplement	197	179	18	10.1%
State-based contracts and other	2,311	1,909	402	21.1%
Total premiums revenue	28,261	25,550	2,711	10.6%
Commercial ASO	24	71	(47)	(66.2)%
Military services and other	251	171	80	46.8%
Services revenue	275	242	33	13.6%
Total premiums and services revenue	$28,536	$25,792	$2,744	10.6%
Income from operations	$898	$1,327	$(429)	(32.3)%
Benefit ratio	89.3%	86.1%		3.2%
Operating cost ratio	8.3%	9.4%		(1.1)%

Income from operations
Insurance segment income from operations decreased $0.4 billion, or 32.3%, from $1.3 billion in the 2023 quarter to $0.9 billion in the 2024 quarter primarily due to the same factors impacting the segment's higher benefit ratio partially offset by the lower operating cost ratio as more fully described below.
Enrollment
Individual Medicare Advantage membership increased 395,900 members, or 7.7%, from March 31, 2023 to March 31, 2024 primarily due to membership additions associated with the most recent Annual Election Period, or AEP. Individual Medicare Advantage membership includes 922,200 D-SNP members as of March 31, 2024, a net increase of 140,100 D-SNP members, or 18%, from 782,100 D-SNP members as of March 31, 2023.
Group Medicare Advantage membership increased 40,300 members, or 7.9%, from March 31, 2023 to March 31, 2024 primarily due to growth in small and medium group accounts.
Medicare stand-alone PDP membership decreased 609,300 members, or 20.6%, from March 31, 2023 to March 31, 2024 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.
State-based contracts and other membership decreased 110,100 members, or 8.0%, from March 31, 2023 to March 31, 2024 primarily due to the end of the suspension of state eligibility redetermination efforts previously enacted as part of the Public Health Emergency.

Commercial fully-insured medical membership decreased 412,900 members, or 79.0%, from March 31, 2023 to March 31, 2024 and commercial ASO medical membership decreased 337,100 members, or 81.3%, from March 31, 2023 to March 31, 2024. These decreases reflect our planned exit of the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. The exit from this line of business will be phased over the 18 to 24 months following our February 2023 announcement.
Specialty membership decreased 461,500 members, or 9.0%, from March 31, 2023 to March 31, 2024 primarily due to non-renewal of dental and vision plans as a result of exit from the Employer Group Commercial Medical Products business partially offset by growth in dental and vision plans as a result of Medicare Advantage enrollment.

Premiums Revenue
Insurance segment premiums revenue increased $2.7 billion, or 10.6%, from $25.6 billion in the 2023 quarter to $28.3 billion in the 2024 quarter primarily due to higher per member Medicare premiums and individual and group Medicare Advantage membership growth. These factors were partially offset by the continued decline in the our group commercial medical and stand-alone PDP membership, as well as a decline in state-based contracts membership as a result of the end of the suspension of state eligibility redetermination efforts previously enacted as part of the Public Health Emergency.
Services Revenue
Insurance segment services revenue increased $33 million, or 13.6%, from $242 million in the 2023 quarter to $275 million in the 2024 quarter.
Benefits Expense
The Insurance segment benefit ratio increased 320 basis points from 86.1% for the 2023 quarter to 89.3% for the 2024 quarter primarily due to higher Medicare Advantage medical cost trends in the 2024 quarter compared to the 2023 quarter partially offset by the impact of pricing and benefit design of our 2024 Medicare Advantage products, which included a reduction in benefits in response to the net impact of the final rate notice and the initial emergence of increased medical cost trends. Further, the year-over-year comparison continues to reflect a shift in line of business mix, with growth in Medicare Advantage and state-based contracts and other membership, which can carry a higher benefit ratio.
The Insurance segment benefits expense included $535 million of favorable prior-period medical claims reserve development in the 2024 quarter and $522 million of favorable prior-period medical claims reserve development in the 2023 quarter. Prior-period medical claims reserve development decreased the Insurance segment benefit ratio by approximately 190 basis points in the 2024 quarter and decreased the Insurance segment benefit ratio by approximately 200 basis points in the 2023 quarter.
Operating Costs
The Insurance segment operating cost ratio decreased 110 basis points from 9.4% for the 2023 quarter to 8.3% for the 2024 quarter primarily due to scale efficiencies associated with growth in our individual Medicare Advantage membership, administrative cost efficiencies resulting from our value creation initiatives, and lower commission expense for brokers in the 2024 quarter compared to the 2023 quarter as a result of significant individual Medicare Advantage membership growth in 2023.

CenterWell Segment

			Change
	Three Months Ended March 31,		Three Months Ended March 31, 2024 vs 2023
	2024	2023	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$335	$314	$21	6.7%
Pharmacy solutions	211	242	(31)	(12.8)%
Primary care	241	201	40	19.9%
Total services revenue	787	757	30	4.0%
Intersegment revenues:
Home solutions	485	314	171	54.5%
Pharmacy solutions	2,617	2,615	2	0.1%
Primary care	929	819	110	13.4%
Total intersegment revenues	4,031	3,748	283	7.6%
Total services and intersegment revenues	$4,818	$4,505	$313	6.9%
Income from operations	$282	$330	$(48)	(14.5)%
Operating cost ratio	93.0%	91.6%		1.4%

Income from operations
CenterWell income from operations decreased $48 million, or 14.5%, from $330 million in the 2023 quarter to $282 million in the 2024 quarter primarily due to the same factors impacting the segment's higher operating cost ratio as more fully described below.
Services Revenue
CenterWell services revenue increased $30 million, or 4.0%, from $757 million in the 2023 quarter to $787 million in the 2024 quarter primarily due to higher revenues associated with growth in the primary care and home solutions businesses partially offset by a decline in revenues associated with the pharmacy solutions business and the impact of the v28 risk model revision.
Intersegment Revenues
CenterWell intersegment revenues increased $0.3 billion, or 7.6%, from $3.7 billion in the 2023 quarter to $4.0 billion in the 2024 quarter primarily due to greater intersegment revenues associated with the home solutions business in the 2024 quarter as compared to the 2023 quarter as a result of the expansion of the value-based care home model and higher intersegment revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Operating Costs
The CenterWell segment operating cost ratio increased 140 basis points from 91.6% for the 2023 quarter to 93.0% for the 2024 quarter primarily due to the unfavorable impact of the v28 risk model revision to the primary care business.

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
For additional information regarding our liquidity risk, refer to Part I, Item 1A, "Risk Factors" in our 2023 Form 10-K and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
Cash and cash equivalents increased to approximately $5.9 billion at March 31, 2024 from $4.7 billion at December 31, 2023. The change in cash and cash equivalents for the three months ended March 31, 2024 and 2023 is summarized as follows:

	Three Months Ended
	2024	2023
	(in millions)
Net cash provided by operating activities	$423	$6,687
Net cash used in investing activities	(414)	(1,292)
Net cash provided by financing activities	1,207	3,279
Increase in cash and cash equivalents	$1,216	$8,674
Cash Flow from Operating Activities
Cash flows provided by operations of $423 million in the 2024 quarter decreased $6.3 billion from cash flows provided by operations of $6.7 billion in the 2023 quarter. Our operating cash flows for the 2023 quarter were significantly impacted by the early receipt of the Medicare premium remittance of $6.6 billion in March 2023 because the payment date for April 2023 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at March 31, 2023.
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
The detail of total net receivables at March 31, 2024 and December 31, 2023 and reconciliation to cash flow for the three months ended March 31, 2024 and 2023 was as follows:

	March 31, 2024	December 31, 2023	2024 Quarter Change	2023 Quarter Change
	(in millions)
Medicare	$3,288	$1,426	$1,862	$1,398
Commercial and other	553	549	4	66
Military services	169	148	21	(32)
Allowances	(85)	(88)	3	1
Total net receivables	$3,925	$2,035	$1,890	$1,433

The changes in Medicare receivables for both the 2024 quarter and the 2023 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
During the 2024 quarter and 2023 quarter, we acquired various businesses for approximately $14 million and $73 million, net of cash and cash equivalents received, respectively.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $177 million in the 2024 quarter and $223 million in the 2023 quarter.
Net purchases of investment securities were $223 million and $996 million in the 2024 quarter and 2023 quarter, respectively.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $569 million and $3.03 billion in the 2024 and 2023 quarters, respectively.

Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $70 million and $29 million in the 2024 and 2023 quarters, respectively.
In March 2024, we issued $1.3 billion of 5.375% unsecured senior notes due April 15, 2031 and $1.0 billion of 5.750% unsecured senior notes due April 15, 2054. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $2.2 billion. We used the net proceeds for general corporate purposes, which include the repayment of existing indebtedness, including borrowings under our commercial paper program.
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

Net repayments from the issuance of commercial paper were $644 million in the 2024 quarter and net repayments from the issuance of commercial paper were $177 million in the 2023 quarter. The maximum principal amount outstanding at any one time during the 2024 period was $2.7 billion.
We repurchased common shares for $702 million and $67 million in the 2024 quarter and 2023 quarter, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $15 million and $27 million in the 2024 quarter and 2023 quarter, respectively.
We paid dividends to stockholders of $109 million and $100 million during the 2024 quarter and 2023 quarter, respectively.

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
Acquisitions
For additional information regarding acquisitions, refer to Note 3 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2024 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $509 million at March 31, 2024, remaining relatively unchanged compared to $510 million at December 31, 2023.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2023, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $12.2 billion, which exceeded aggregate minimum regulatory requirements of $9.8 billion. The amount of ordinary dividends that may be paid to our parent company in 2024 is approximately $1.1 billion in the aggregate. Actual dividends paid to our parent company were approximately $1.8 billion in 2023. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.4
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at March 31, 2024. Our net unrealized position increased $114 million from a net unrealized loss position of $1.3 billion at December 31, 2023 to a net unrealized loss position of $1.4 billion at March 31, 2024. At March 31, 2024, we had gross unrealized losses of $1.4 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the three months ended March 31, 2024. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3 years as of March 31, 2024 and December 31, 2023. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $688 million at March 31, 2024.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2024.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no changes to the risk factors included in our 2023 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 2024	1,572,566	$392.11	1,572,566	$883,530,302
February 2024	181,648	371.58	181,648	2,992,126,583
March 2024	50,431	346.94	50,431	2,974,630,293
Total	1,804,645	$388.78	1,804,645
(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.96 billion as of April 23, 2024.
(2)Excludes 0.04 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 8, 2022 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 8, 2022).
10.1	Twenty-Eighth Supplemental Indenture, dated March 13, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2024).
10.2	Twenty-Ninth Supplemental Indenture, dated March 13, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2024).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 24, 2024	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)