Form 10-Q
period 2024-06-30
HUMANA INC
filed 2024-07-31
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2024
$0.16 2/3 par value	120,401,661 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2024

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,501	$4,694
Investment securities	17,424	16,626
Receivables, net of allowances of $96 in 2024 and $88 in 2023	4,090	2,035
Other current assets	5,843	6,631
Total current assets	32,858	29,986
Property and equipment, net	2,821	3,030
Long-term investment securities	388	382
Equity method investments	736	740
Goodwill	9,567	9,550
Other long-term assets	3,723	3,377
Total assets	$50,093	$47,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$11,446	$10,241
Trade accounts payable and accrued expenses	6,527	6,569
Book overdraft	355	353
Unearned revenues	313	266
Short-term debt	1,149	1,443
Total current liabilities	19,790	18,872
Long-term debt	11,746	10,213
Other long-term liabilities	1,829	1,662
Total liabilities	33,365	30,747
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,718,810 shares issued at June 30, 2024 and 198,690,082 shares issued at December 31, 2023	33	33
Capital in excess of par value	3,420	3,346
Retained earnings	28,745	27,540
Accumulated other comprehensive loss	(1,122)	(999)
Treasury stock, at cost, 78,317,149 shares at June 30, 2024 and 76,465,862 shares at December 31, 2023	(14,405)	(13,658)
Total stockholders' equity	16,671	16,262
Noncontrolling interests	57	56
Total equity	16,728	16,318
Total liabilities and equity	$50,093	$47,065

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share results)
Revenues:
Premiums	$28,142	$25,495	$56,403	$51,045
Services	1,100	978	2,162	1,977
Investment income	298	274	586	467
Total revenues	29,540	26,747	59,151	53,489
Operating expenses:
Benefits	25,039	22,009	50,163	43,867
Operating costs	3,148	3,111	6,190	6,090
Depreciation and amortization	212	191	421	377
Total operating expenses	28,399	25,311	56,774	50,334
Income from operations	1,141	1,436	2,377	3,155
Interest expense	168	120	327	233
Other expense, net	55	54	118	46
Income before income taxes and equity in net losses	918	1,262	1,932	2,876
Provision for income taxes	223	296	474	655
Equity in net losses	(17)	(10)	(41)	(27)
Net income	$678	$956	$1,417	$2,194
Net loss attributable to noncontrolling interests	1	3	3	4
Net income attributable to Humana	$679	$959	$1,420	$2,198
Basic earnings per common share	$5.63	$7.70	$11.76	$17.62
Diluted earnings per common share	$5.62	$7.66	$11.74	$17.54
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Net income attributable to Humana	$679	$959	$1,420	$2,198
Other comprehensive income (loss):
Change in gross unrealized investment (losses) gains	(47)	(137)	(161)	51
Effect of income taxes	10	31	38	(12)
Total change in unrealized investment (losses) gains, net of tax	(37)	(106)	(123)	39
Reclassification adjustment for net realized losses (gains)	1	(8)	—	53
Effect of income taxes	—	1	—	(14)
Total reclassification adjustment, net of tax	1	(7)	—	39
Other comprehensive (loss) income, net of tax	(36)	(113)	(123)	78
Comprehensive income attributable to Humana	$643	$846	$1,297	$2,276
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended June 30, 2024
Balances, March 31, 2024	198,691	$33	$3,369	$28,173	$(1,086)	$(14,359)	$16,130	$56	$16,186
Net income				679			679	(1)	678
Distribution from noncontrolling interest holders, net								2	2
Other comprehensive loss					(36)		(36)		(36)
Common stock repurchases			—			(50)	(50)		(50)
Dividends and dividend equivalents			—	(107)			(107)		(107)
Stock-based compensation			55				55		55
Restricted stock unit vesting	28	—	(4)			4	—		—
Balances, June 30, 2024	198,719	$33	$3,420	$28,745	$(1,122)	$(14,405)	$16,671	$57	$16,728

Three months ended June 30, 2023
Balances, March 31, 2023	198,667	$33	$3,262	$26,619	$(1,113)	$(12,224)	$16,577	$57	$16,634
Net income				959			959	(3)	956
Distribution from noncontrolling interest holders, net								3	3
Other comprehensive loss					(113)		(113)		(113)
Common stock repurchases			—			(534)	(534)		(534)
Dividends and dividend equivalents			—	(110)			(110)		(110)
Stock-based compensation			51				51		51
Restricted stock unit vesting	23	—	(3)			3	—		—
Stock option exercises	—	—	3			1	4		4
Balances, June 30, 2023	198,690	$33	$3,313	$27,468	$(1,226)	$(12,754)	$16,834	$57	$16,891
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Six months ended June 30, 2024
Balances, December 31, 2023	198,690	$33	$3,346	$27,540	$(999)	$(13,658)	$16,262	$56	$16,318
Net income				1,420			1,420	(3)	1,417
Distribution from noncontrolling interest holders, net							—	4	4
Other comprehensive loss					(123)		(123)		(123)
Common stock repurchases			—			(773)	(773)		(773)
Dividends and dividend equivalents			—	(215)			(215)		(215)
Stock-based compensation			100				100		100
Restricted stock unit vesting	29	—	(26)			26	—		—
Stock option exercises	—	—	—			—	—		—
Balances, June 30, 2024	198,719	$33	$3,420	$28,745	$(1,122)	$(14,405)	$16,671	$57	$16,728

Six months ended June 30, 2023
Balances, December 31, 2022	198,667	$33	$3,246	$25,492	$(1,304)	$(12,156)	$15,311	$59	$15,370
Net income				2,198			2,198	(4)	2,194
Distribution from noncontrolling interest holders, net							—	7	7
Acquisition							—	(5)	(5)
Other comprehensive income					78		78		78
Common stock repurchases			—			(628)	(628)		(628)
Dividends and dividend equivalents			—	(222)			(222)		(222)
Stock-based compensation			89				89		89
Restricted stock unit vesting	23	—	(27)			27	—		—
Stock option exercises	—	—	5			3	8		8
Balances, June 30, 2023	198,690	$33	$3,313	$27,468	$(1,226)	$(12,754)	$16,834	$57	$16,891

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2024	2023
	(in millions)
Cash flows from operating activities
Net income	$1,417	$2,194
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on investment securities, net	—	45
Equity in net losses	41	27
Stock-based compensation	100	89
Depreciation	454	410
Amortization	31	34
Impairment of property and equipment	87	—
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	(2,055)	269
Other assets	592	(1,141)
Benefits payable	1,205	978
Other liabilities	(327)	(170)
Unearned revenues	47	7,092
Other	44	36
Net cash provided by operating activities	1,636	9,863
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(17)	(189)
Purchases of property and equipment, net	(291)	(487)
Purchases of investment securities	(2,962)	(2,737)
Proceeds from maturities of investment securities	1,355	577
Proceeds from sales of investment securities	499	811
Net cash used in investing activities	(1,416)	(2,025)
Cash flows from financing activities
Receipts from contract deposits, net	285	3,510
Proceeds from issuance of senior notes, net	2,232	1,215
Repayments of senior notes	(34)	(349)
(Repayments) issuance of commercial paper, net	(895)	238
Repayment of term loan	—	(500)
Debt issue costs	(7)	(4)
Change in book overdraft	2	159
Common stock repurchases	(766)	(623)
Dividends paid	(216)	(211)
Other	(14)	(120)
Net cash provided by financing activities	587	3,315
Increase in cash and cash equivalents	807	11,153
Cash and cash equivalents at beginning of period	4,694	5,061
Cash and cash equivalents at end of period	$5,501	$16,214

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the six months ended June 30,
	2024	2023
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$250	$175
Income tax payments, net	$362	$681
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$26	$346
Less: Fair value of liabilities assumed	(9)	(162)
Less: Noncontrolling interests acquired	—	5
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$17	$189
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

Value Creation Initiatives
Beginning in 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in asset impairments, of $68 million and $97 million for the three and six months ended June 30, 2024, respectively, within operating costs in the condensed consolidated statements of income. These charges were recorded at the corporate level and not allocated to the segments. We expect to incur additional charges through the end of 2024. We did not record any charges for the three and six months ended June 30, 2023.

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
At June 30, 2024, accounts receivable related to services were $395 million. For the three and six months ended June 30, 2024, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at June 30, 2024.
For the three and six months ended June 30, 2024, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

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

3. ACQUISITIONS
During 2024 and 2023, respectively, we acquired various health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired in 2024 and 2023, respectively, have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2024 and 2023, were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the quarter of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2024 and December 31, 2023, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,080	$1	$(92)	$2,989
Mortgage-backed securities	4,264	4	(509)	3,759
Tax-exempt municipal securities	770	—	(27)	743
Mortgage-backed securities:
Residential	451	—	(70)	381
Commercial	1,374	—	(112)	1,262
Asset-backed securities	1,531	2	(35)	1,498
Corporate debt securities	7,797	23	(640)	7,180
Total debt securities	$19,267	$30	$(1,485)	$17,812

December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,717	$1	$(51)	$2,667
Mortgage-backed securities	3,946	1	(425)	3,522
Tax-exempt municipal securities	879	1	(22)	858
Mortgage-backed securities:
Residential	465	1	(66)	400
Commercial	1,471	—	(126)	1,345
Asset-backed securities	1,813	2	(44)	1,771
Corporate debt securities	7,011	28	(594)	6,445
Total debt securities	$18,302	$34	$(1,328)	$17,008

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $379 million and $396 million, respectively, at June 30, 2024. The book value and fair value were $379 million and $398 million, respectively, at December 31, 2023.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at June 30, 2024 and December 31, 2023, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,592	$(32)	$1,135	$(60)	$2,727	$(92)
Mortgage-backed securities	734	(14)	2,732	(495)	3,466	(509)
Tax-exempt municipal securities	208	(2)	503	(25)	711	(27)
Mortgage-backed securities:
Residential	21	(1)	353	(69)	374	(70)
Commercial	54	(1)	1,179	(111)	1,233	(112)
Asset-backed securities	398	(2)	735	(33)	1,133	(35)
Corporate debt securities	1,333	(14)	4,570	(626)	5,903	(640)
Total debt securities	$4,340	$(66)	$11,207	$(1,419)	$15,547	$(1,485)

December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,899	$(12)	$431	$(39)	$2,330	$(51)
Mortgage-backed securities	958	(12)	2,269	(413)	3,227	(425)
Tax-exempt municipal securities	160	(1)	523	(21)	683	(22)
Mortgage-backed securities:
Residential	—	—	373	(66)	373	(66)
Commercial	18	—	1,303	(126)	1,321	(126)
Asset-backed securities	120	(1)	1,364	(43)	1,484	(44)
Corporate debt securities	466	(2)	4,783	(592)	5,249	(594)
Total debt securities	$3,621	$(28)	$11,046	$(1,300)	$14,667	$(1,328)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at June 30, 2024. Our remaining debt securities below investment-grade were primarily rated B+, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,750 positions out of a total of approximately 2,170 positions at June 30, 2024. All issuers of debt securities we own that were trading at an

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
unrealized loss at June 30, 2024 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At June 30, 2024, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and six months ended June 30, 2024 or 2023.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Gross gains on investment securities	$—	$15	$2	$15
Gross losses on investment securities	(1)	—	(2)	(61)
Gross gains on equity securities	—	—	—	1
Gross losses on equity securities	—	—	—	—
Net recognized (losses) gains on investment securities	$(1)	$15	$—	$(45)
The gains and losses related to equity securities for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net gains recognized on equity securities during the period	$—	$—	$—	$1
Less: Net gains recognized on equity securities sold during the period	—	—	—	1
Unrealized gains (losses) recognized on equity securities still held at the end of the period	$—	$—	$—	$—
The contractual maturities of debt securities available for sale at June 30, 2024, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,390	$1,381
Due after one year through five years	5,291	5,085
Due after five years through ten years	3,791	3,476
Due after ten years	1,175	970
Mortgage and asset-backed securities	7,620	6,900
Total debt securities	$19,267	$17,812

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2024 and December 31, 2023, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2024
Cash equivalents	$5,402	$5,402	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,989	—	2,989	—
Mortgage-backed securities	3,759	—	3,759	—
Tax-exempt municipal securities	743	—	743	—
Mortgage-backed securities:
Residential	381	—	379	2
Commercial	1,262	—	1,262	—
Asset-backed securities	1,498	—	1,454	44
Corporate debt securities	7,180	—	6,970	210
Total debt securities	$17,812	$—	$17,556	$256

December 31, 2023
Cash equivalents	$4,582	$4,582	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,667	—	2,667	—
Mortgage-backed securities	3,522	—	3,522	—
Tax-exempt municipal securities	858	—	858	—
Mortgage-backed securities:
Residential	400	—	396	4
Commercial	1,345	—	1,345	—
Asset-backed securities	1,771	—	1,733	38
Corporate debt securities	6,445	—	6,269	176
Total debt securities	$17,008	$—	$16,790	$218
Our Level 3 assets had a fair value of $256 million, or 1.1% of total invested assets, and $218 million, or 1.0% or total invested assets, at June 30, 2024 and December 31, 2023, respectively. During the six months ended June

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
30, 2024 and 2023, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	Private Placements
	For the six months ended June 30, 2024	For the six months ended June 30, 2023
	(in millions)
Beginning balance at January 1	$218	$101
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	(1)	—
Purchases	40	1
Maturities	—	(4)
Sales	—	—
Settlements	(1)	—
Transfer out	—	(4)
Balance at June 30	$256	$94
Interest Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate adjustment to the carrying value of the senior notes was approximately $20 million at June 30, 2024. The swap liability, included within other long-term liabilities on our condensed consolidated balance sheet was approximately $20 million at June 30, 2024. The swap asset, included within other long-term assets on our condensed consolidated balance sheets, was approximately $68 million at December 31, 2023. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and six months ended June 30, 2024. We did not enter into interest-rate swap agreements for the three and six months ended March 31, 2023. The following table summarizes the notional amounts at June 30, 2024 and December 31, 2023, respectively, for our senior notes under the swap agreements:

	June 30, 2024	December 31, 2023
	(in millions)
$750 million, 5.875% due March 1, 2033	$650	$650
$850 million, 5.950% due March 15, 2034	800	400
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	700	300
$1,000 million, 5.750% due April 15, 2054	400	—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $12.9 billion at June 30, 2024 and $10.8 billion at December 31, 2023. The fair value of our senior notes debt was $12.4 billion at June 30, 2024 and $10.6 billion at December 31, 2023. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. We had no outstanding commercial paper borrowings at June 30, 2024. The commercial paper borrowings were $0.9 billion at December 31, 2023.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values associated with our Primary Care Organization strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $800 million and $23 million, respectively, at June 30, 2024. The put and call options fair values, derived from the Monte Carlo simulation, were $595 million and $18 million, respectively, at December 31, 2023. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets.
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

	June 30, 2024	December 31, 2023
Annualized volatility	16.3% - 18.1%	16.1% - 17.8%
Credit spread	0.5% - 1.0%	0.9% - 1.1%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	11.0% - 13.0%	11.0% - 12.5%
Long term growth rate	3.0%	3.0%
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2024 and December 31, 2023. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

	June 30, 2024		December 31, 2023
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$94	$657	$224	$514
Trade accounts payable and accrued expenses	(110)	(2,317)	(232)	(1,825)
Net current liability	(16)	(1,660)	(8)	(1,311)
Other long-term assets	401	—	17	—
Other long-term liabilities	(83)	—	(77)	—
Net long-term asset (liability)	318	—	(60)	—
Total net asset (liability)	$302	$(1,660)	$(68)	$(1,311)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2024 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2024	$2,663	$6,887	$9,550
Acquisitions	—	17	17
Balance at June 30, 2024	$2,663	$6,904	$9,567

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2024 and December 31, 2023:

		June 30, 2024			December 31, 2023
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,092	$—	$1,092	$1,092	$—	$1,092
Medicare licenses	Indefinite	288	—	288	288	—	288
Customer contracts/ relationships	9.4 years	956	739	217	956	718	238
Trade names and technology	6.7 years	139	114	25	139	109	30
Provider contracts	11.9 years	67	63	4	67	62	5
Noncompetes and other	8.4 years	85	48	37	84	44	40
Total other intangible assets	9.2 years	$2,627	$964	$1,663	$2,626	$933	$1,693
    For the three months ended June 30, 2024 and 2023, amortization expense for other intangible assets was approximately $15 million and $16 million, respectively. For the six months ended June 30, 2024 and 2023, amortization expense for other intangible assets was approximately $31 million and $34 million, respectively. The following table presents our estimate of amortization expense remaining for 2024 and each of the next five succeeding years at June 30, 2024:

(in millions)
For the years ending December 31,
2024	$29
2025	58
2026	43
2027	33
2028	29
2029	27
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
	(in millions)
Balances, beginning of period	$10,241	$9,264
Acquisitions	—	62
Incurred related to:
Current year	50,832	44,621
Prior years	(669)	(754)
Total incurred	50,163	43,867
Paid related to:
Current year	(40,284)	(35,279)
Prior years	(8,674)	(7,610)
Total paid	(48,958)	(42,889)
Balances, end of period	$11,446	$10,304
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At June 30, 2024, benefits payable included IBNR of approximately $7.1 billion, primarily associated with claims incurred in 2024.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$679	$959	$1,420	$2,198
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,445	124,574	120,712	124,790
Dilutive effect of:
Employee stock options	1	34	4	34
Restricted stock	219	501	251	512
Shares used to compute diluted earnings per common share	120,665	125,109	120,967	125,336
Basic earnings per common share	$5.63	$7.70	$11.76	$17.62
Diluted earnings per common share	$5.62	$7.66	$11.74	$17.54
Number of antidilutive stock options and restricted stock excluded from computation	751	78	958	308

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

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2024 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2024 payments
12/29/2023	1/26/2024	$0.8850	$108
3/29/2024	4/26/2024	$0.8850	$107
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the six months ended June 30, 2024, we repurchased 1.9 million shares in open market transactions for $750 million at an average price of $384.65 under the February 2023 and 2024 share repurchase authorizations. During the six months ended June 30, 2023, we repurchased 1.2 million shares in open market transactions for $601 million at an average price of $488.12 under the February 2023 share repurchase authorization.

Our remaining repurchase authorization was $2.93 billion as of July 30, 2024.
In connection with employee stock plans, we acquired 0.04 million common shares for $16 million and 0.05 million common shares for $27 million during the six months ended June 30, 2024 and 2023, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 24.7% and 25.0% for the three and six months ended June 30, 2024, respectively, and 23.6% and 23.0% for the three and six months ended June 30, 2023, respectively. The year-over-year increase in the effective income tax rate is primarily due to a change in the mix of current year earnings between our Insurance segment and our CenterWell health services segment, as our CenterWell health services segment is subject to a higher effective tax rate than our Insurance segment. In addition, the prior year income tax rate was favorably impacted by the recognition of a non-taxable gain.

For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in millions)
Short-term debt:
Commercial paper	$—	$871
Senior notes:
$600 million, 3.850% due October 1, 2024	568	572
$600 million, 4.500% due April 1, 2025	581	—
Total senior notes	1,149	572
Total short-term debt	$1,149	$1,443
Long-term debt:
Senior notes:
$600 million, 4.500% due April 1, 2025	$—	$598
$500 million, 5.700% due March 13, 2026	498	498
$750 million, 1.350% due February 3, 2027	689	688
$600 million, 3.950% due March 15, 2027	537	537
$500 million, 5.750% due March 1, 2028	489	495
$500 million, 5.750% due December 1, 2028	495	495
$750 million, 3.700% due March 23, 2029	585	590
$500 million, 3.125% due August 15, 2029	433	433
$500 million, 4.875% due April 1, 2030	496	496
$1,250 million, 5.375% due April 15, 2031	1,238	—
$750 million, 2.150% due February 3, 2032	744	743
$750 million, 5.875% due March 1, 2033	726	750
$850 million, 5.950% due March 15, 2034	816	840
$250 million, 8.150% due June 15, 2038	261	261
$400 million, 4.625% due December 1, 2042	397	396
$750 million, 4.950% due October 1, 2044	740	740
$400 million, 4.800% due March 15, 2047	396	396
$500 million, 3.950% due August 15, 2049	508	529
$750 million, 5.500% due March 15, 2053	712	728
$1,000 million, 5.750% due April 15, 2054	986	—
Total senior notes	11,746	10,213
Total long-term debt	$11,746	$10,213
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $20 million at June 30, 2024.

For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
Revolving Credit Agreements
In June 2023, we entered into an amended and restated 5-year, $2.5 billion unsecured revolving credit agreement (replacing the 5-year, $2.5 billion unsecured revolving credit agreement entered in June 2021). In May 2024, we entered into an amendment to increase commitments $0.142 billion resulting in a $2.642 billion borrowing capacity.
In May 2024, we entered into a 364-day $2.1 billion unsecured revolving credit agreement (replacing the 364-day $1.5 billion unsecured revolving credit agreement entered in June 2023, which expired in accordance with its terms).
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
Our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 43.6% as measured in accordance with the revolving credit agreements as of June 30, 2024.
At June 30, 2024, we had no borrowings and approximately $18 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of June 30, 2024, we had $2.624 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $2.1 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
Commercial Paper
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
months ended June 30, 2024 was $2.7 billion, with no outstanding amount at June 30, 2024 compared to $0.9 billion outstanding at December 31, 2023.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At June 30, 2024 we had no outstanding short-term FHLB borrowings.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 86% of our total premiums and services revenue for the six months ended June 30, 2024, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2024, and all of our product offerings filed with CMS for 2024 have been approved.
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

Our state-based Medicaid business, which accounted for approximately 7% of our total premiums and services revenue for the six months ended June 30, 2024 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At June 30, 2024, our Military services business, which accounted for approximately 1% of our total premiums and services revenue for the six months ended June 30, 2024, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the U.S. Department of Defense, or DoD, and is currently scheduled to expire on December 31, 2024, unless further extended.
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

In June 2024, a putative stockholder class action was filed against Humana Inc. and certain of our current and former executive officers under the federal securities laws in the United States District Court for the District of Delaware. The case, captioned Iron Workers Local 401 Annuity Fund v. Humana, Inc., alleges that between July 2022 and January 2024, Humana made false or misleading statements in its periodic SEC filings and statements to the financial markets about our financial performance and the medical costs in our Medicare Advantage business. In July 2024, a parallel stockholder derivative action captioned Silva v. Broussard was filed in the United States District Court for the Western District of Kentucky alleging that the same claimed acts and omissions underlying the federal securities law case also constitute a breach of fiduciary duty by certain of our current and former directors and executive officers. We will vigorously defend against the allegations in both cases.

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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.8 billion and $5.0 billion for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, these amounts were $8.5 billion and $9.0 billion respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The amount of this expense was $32 million and $34 million for the three months ended June 30, 2024 and 2023, respectively, and $64 million and $67 million for the six months ended June 30, 2024 and 2023, respectively.
Other than those described previously, the accounting policies of each segment are the same. For additional information regarding our accounting policies refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home solutions, to our Insurance segment customers. Intersegment

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
sales and expenses are recorded primarily at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our segment results were as follows for the three and six months ended June 30, 2024 and 2023:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2024	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$22,215	$—	$—	$22,215
Group Medicare Advantage	1,938	—	—	1,938
Medicare stand-alone PDP	867	—	—	867
Total Medicare	25,020	—	—	25,020
Commercial fully-insured	152	—	—	152
Specialty benefits	240	—	—	240
Medicare Supplement	206	—	—	206
State-based contracts and other	2,524	—	—	2,524
Total premiums	28,142	—	—	28,142
Services revenue:
Home solutions	—	335	—	335
Primary care	—	322	—	322
Commercial ASO	8	—	—	8
Military services and other	206	—	—	206
Pharmacy solutions	—	229	—	229
Total services revenue	214	886	—	1,100
Total external revenues	28,356	886	—	29,242
Intersegment revenues
Services	1	1,416	(1,417)	—
Products	—	2,645	(2,645)	—
Total intersegment revenues	1	4,061	(4,062)	—
Investment income	168	—	130	298
Total revenues	28,525	4,947	(3,932)	29,540
Operating expenses:
Benefits	25,182	—	(143)	25,039
Operating costs	2,395	4,553	(3,800)	3,148
Depreciation and amortization	185	56	(29)	212
Total operating expenses	27,762	4,609	(3,972)	28,399
Income from operations	763	338	40	1,141
Interest expense	—	1	167	168
Other expense, net	—	—	55	55
Income (loss) before income taxes and equity in net earnings	763	337	(182)	918
Equity in net income (losses)	1	(18)	—	(17)
Segment earnings (loss)	$764	$319	$(182)	$901
Net loss attributable to noncontrolling interests	1	—	—	1
Segment earnings (loss) attributable to Humana	$765	$319	$(182)	$902

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2023	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$19,749	$—	$—	$19,749
Group Medicare Advantage	1,732	—	—	1,732
Medicare stand-alone PDP	568	—	—	568
Total Medicare	22,049	—	—	22,049
Commercial fully-insured	950	—	—	950
Specialty benefits	252	—	—	252
Medicare Supplement	182	—	—	182
State-based contracts and other	2,062	—	—	2,062
Total premiums	25,495	—	—	25,495
Services revenue:
Home solutions	—	341	—	341
Primary care	—	190	—	190
Commercial ASO	64	—	—	64
Military services and other	167	—	—	167
Pharmacy solutions	—	216	—	216
Total services revenue	231	747	—	978
Total external revenues	25,726	747	—	26,473
Intersegment revenues
Services	15	1,144	(1,159)	—
Products	—	2,639	(2,639)	—
Total intersegment revenues	15	3,783	(3,798)	—
Investment income	134	—	140	274
Total revenues	25,875	4,530	(3,658)	26,747
Operating expenses:
Benefits	22,127	—	(118)	22,009
Operating costs	2,545	4,193	(3,627)	3,111
Depreciation and amortization	172	50	(31)	191
Total operating expenses	24,844	4,243	(3,776)	25,311
Income from operations	1,031	287	118	1,436
Interest expense	—	1	119	120
Other expense, net	—	—	54	54
Income (loss) before income taxes and equity in net earnings	1,031	286	(55)	1,262
Equity in net earnings (losses)	1	(11)	—	(10)
Segment earnings (loss)	$1,032	$275	$(55)	$1,252
Net loss attributable to noncontrolling interests	3	—	—	3
Segment earnings (loss) attributable to Humana	$1,035	$275	$(55)	$1,255

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2024	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$44,663	$—	$—	$44,663
Group Medicare Advantage	3,927	—	—	3,927
Medicare stand-alone PDP	1,688	—	—	1,688
Total Medicare	50,278	—	—	50,278
Commercial fully-insured	408	—	—	408
Specialty benefits	479	—	—	479
Medicare Supplement	403	—	—	403
State-based contracts and other	4,835	—	—	4,835
Total premiums	56,403	—	—	56,403
Services revenue:
Home solutions	—	670	—	670
Primary care	—	563	—	563
Commercial ASO	32	—	—	32
Military services and other	457	—	—	457
Pharmacy solutions	—	440	—	440
Total services revenue	489	1,673	—	2,162
Total external revenues	56,892	1,673	—	58,565
Intersegment revenues
Services	2	2,830	(2,832)	—
Products	—	5,262	(5,262)	—
Total intersegment revenues	2	8,092	(8,094)	—
Investment income	330	—	256	586
Total revenues	57,224	9,765	(7,838)	59,151
Operating expenses:
Benefits	50,433	—	(270)	50,163
Operating costs	4,759	9,036	(7,605)	6,190
Depreciation and amortization	371	109	(59)	421
Total operating expenses	55,563	9,145	(7,934)	56,774
Income from operations	1,661	620	96	2,377
Interest expense	—	2	325	327
Other expense, net	—	—	118	118
Income (loss) before income taxes and equity in net losses	1,661	618	(347)	1,932
Equity in net losses	(1)	(40)	—	(41)
Segment earnings (loss)	$1,660	$578	$(347)	$1,891
Net loss attributable to noncontrolling interests	3	—	—	3
Segment earnings (loss) attributable to Humana	$1,663	$578	$(347)	$1,894

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Six Months Ended June 30, 2023	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$39,558	$—	$—	$39,558
Group Medicare Advantage	3,497	—	—	3,497
Medicare stand-alone PDP	1,184	—	—	1,184
Total Medicare	44,239	—	—	44,239
Commercial fully-insured	1,968	—	—	1,968
Specialty benefits	506	—	—	506
Medicare Supplement	361	—	—	361
State-based contracts and other	3,971	—	—	3,971
Total premiums	51,045	—	—	51,045
Services revenue:
Home solutions	—	655	—	655
Primary care	—	391	—	391
Commercial ASO	135	—	—	135
Military services and other	338	—	—	338
Pharmacy solutions	—	458	—	458
Total services revenue	473	1,504	—	1,977
Total external revenues	51,518	1,504	—	53,022
Intersegment revenues
Services	29	2,277	(2,306)	—
Products	—	5,254	(5,254)	—
Total intersegment revenues	29	7,531	(7,560)	—
Investment income	231	—	236	467
Total revenues	51,778	9,035	(7,324)	53,489
Operating expenses:
Benefits	44,120	—	(253)	43,867
Operating costs	4,963	8,319	(7,192)	6,090
Depreciation and amortization	337	99	(59)	377
Total operating expenses	49,420	8,418	(7,504)	50,334
Income from operations	2,358	617	180	3,155
Interest expense	—	1	232	233
Other expense, net	—	—	46	46
Income (loss) before income taxes and equity in net losses	2,358	616	(98)	2,876
Equity in net losses	(2)	(25)	—	(27)
Segment earnings (loss)	$2,356	$591	$(98)	$2,849
Net loss attributable to noncontrolling interests	4	—	—	4
Segment earnings (loss) attributable to Humana	$2,360	$591	$(98)	$2,853

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
Value Creation Initiatives
Beginning in 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in asset impairments, of $68 million and $97 million for the three and six months ended June 30, 2024, respectively, within operating costs in the condensed consolidated statements of income. These charges were recorded at the corporate level and not allocated to the segments. We expect to incur additional charges through the end of 2024. We did not record any charges for the three and six months ended June 30, 2023.

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
The results of each segment are measured by income (loss) from operations. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home solutions, to our Insurance segment customers. Intersegment sales and expenses are recorded primarily at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
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
The Insurance segment also experiences seasonality in the commercial fully-insured product offering. The effect on the Insurance segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. The Employer Group Commercial Fully-Insured business increased the Insurance segment benefit ratio by 10 basis points and increased the Insurance segment benefit ratio by 20 basis points for the three months ended June 30, 2024 and 2023, respectively. The Employer Group Commercial Fully-Insured business did not impact the Insurance segment benefit ratio for the six months ended June 30, 2024 and decreased the Insurance segment benefit ratio by 10 basis points for the six months ended 2023.

The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season. The Insurance segment may experience adverse impacts in the operating cost ratio as a result of our Employer Group Commercial Medical Products exit phased over the 18-24 months following our February 2023 announcement. The Employer Group Commercial Fully-Insured business did not impact the Insurance segment operating cost ratio for the three months ended June 30, 2024 and increased the Insurance segment operating cost ratio by 30 basis points for the three months ended 2023. The Employer Group Commercial Fully-Insured business increased the Insurance segment operating cost ratio by 10 basis points and increased the Insurance segment operating cost ratio by 30 basis points for the six months ended June 30, 2024 and 2023, respectively.
2024 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2024, approximately 3,923,200 members, or 70%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,618,500 members, or 69%, at June 30, 2023.
•Net income attributable to Humana was $679 million, or $5.62 per diluted common share, and $959 million, or $7.66 per diluted common share, for the three months ended June 30, 2024 and 2023, respectively. Net income attributable to Humana was $1.4 billion, or $11.74 per diluted common share, and $2.2 billion, or $17.54 per diluted common share for the six months ended June 30, 2024, and 2023, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, transaction and integration costs, and charges associated with value creation initiatives. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2024 and 2023 quarter and period:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Consolidated income before income taxes and equity in net earnings:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$68	$53	$199	$107
Transaction and integration costs	—	4	—	(48)
Value creation initiatives	68	—	97	—
Total	$136	$57	$296	$59

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$0.57	$0.43	$1.65	$0.85
Transaction and integration costs	—	0.03	—	(0.38)
Value creation initiatives	0.56	—	0.80	—
Net tax impact of transactions	(0.26)	(0.11)	(0.57)	(0.22)
Total	$0.87	$0.35	$1.88	$0.25

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

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home solutions, to our Insurance segment customers and are described in Note 14 to the condensed consolidated financial statements included in this report.

Comparison of Results of Operations for 2024 and 2023
The following discussion primarily deals with our results of operations for the three months ended June 30, 2024, or the 2024 quarter, the three months ended June 30, 2023, or the 2023 quarter, the six months ended June 30, 2024, or the 2024 period, and the six months ended June 30, 2023, or the 2023 period.

					Change
	Three months ended June 30,		Six Months Ended June 30,		Three months ended June 30, 2024 vs 2023		Six Months Ended June 30, 2024 vs 2023
	2024	2023	2024	2023	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$28,142	$25,495	$56,403	$51,045	$2,647	10.4%	$5,358	10.5%
Services:
Insurance	214	231	489	473	(17)	(7.4)%	16	3.4%
CenterWell	886	747	1,673	1,504	139	18.6%	169	11.2%
Total services revenue	1,100	978	2,162	1,977	122	12.5%	185	9.4%
Investment income	298	274	586	467	24	8.8%	119	25.5%
Total revenues	29,540	26,747	59,151	53,489	2,793	10.4%	5,662	10.6%
Operating expenses:
Benefits	25,039	22,009	50,163	43,867	3,030	13.8%	6,296	14.4%
Operating costs	3,148	3,111	6,190	6,090	37	1.2%	100	1.6%
Depreciation and amortization	212	191	421	377	21	11.0%	44	11.7%
Total operating expenses	28,399	25,311	56,774	50,334	3,088	12.2%	6,440	12.8%
Income from operations	1,141	1,436	2,377	3,155	(295)	(20.5)%	(778)	(24.7)%
Interest expense	168	120	327	233	48	40.0%	94	40.3%
Other expense, net	55	54	118	46	1	1.9%	72	156.5%
Income before income taxes and equity in net earnings	918	1,262	1,932	2,876	(344)	(27.3)%	(944)	(32.8)%
Provision for income taxes	223	296	474	655	(73)	(24.7)%	(181)	(27.6)%
Equity in net losses	(17)	(10)	(41)	(27)	7	70.0%	14	51.9%
Net income	$678	$956	$1,417	$2,194	$(278)	(29.1)%	$(777)	(35.4)%
Diluted earnings per common share	$5.62	$7.66	$11.74	$17.54	$(2.04)	(26.6)%	$(5.80)	(33.1)%
Benefit ratio (a)	89.0%	86.3%	88.9%	85.9%		2.7%		3.0%
Operating cost ratio (b)	10.8%	11.8%	10.6%	11.5%		(1.0)%		(0.9)%
Effective tax rate	24.7%	23.6%	25.0%	23.0%		1.1%		2.0%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $2.6 billion, or 10.4%, from $25.5 billion in the 2023 quarter to $28.1 billion in the 2024 quarter and increased $5.4 billion, or 10.5%, from $51.0 billion in the 2023 period to $56.4 billion in the 2024 period primarily due to higher per member Medicare premiums as well as individual and group

Medicare Advantage and state-based contracts membership growth. These factors were partially offset by the continued decline in our group commercial medical and stand-alone PDP membership.

Services Revenue
Consolidated services revenue increased $122 million, or 12.5%, from $978 million in the 2023 quarter to $1.1 billion in the 2024 quarter and increased $185 million, or 9.4%, from $2.0 billion in the 2023 period to $2.2 billion in the 2024 period.
Investment Income
Investment income increased $24 million, or 8.8%, from $274 million in the 2023 quarter to $298 million in the 2024 quarter and increased $119 million, or 25.5%, from $467 million in the 2023 period to $586 million in the 2024 period primarily due to increase in interest income on our debt securities.
Benefit Expense
Consolidated benefits expense increased $3.0 billion, or 13.8%, from $22.0 billion in the 2023 quarter to $25.0 billion in the 2024 quarter and increased $6.3 billion, or 14.4%, from $43.9 billion in the 2023 period to $50.2 billion in the 2024 period. The consolidated benefit ratio increased 270 basis points from 86.3% for the 2023 quarter to 89.0% for the 2024 quarter and increased 300 basis points from 85.9% for the 2023 period to 88.9% for the 2024 period primarily due to the continued impact of elevated Medicare Advantage medical cost trends in the 2024 quarter and period and a lesser favorable impact from prior-period medical claims reserve development in 2024. These factors were partially offset by the impact of the pricing and benefit design of our 2024 Medicare Advantage products, which included a reduction in benefits in response to the net impact of the 2024 final rate notice and the initial emergence of increased medical cost trends in 2023. Further, the year-over-year comparison continues to reflect a shift in line of business mix, with growth in Medicare Advantage and state-based contracts and other membership, which can carry a higher benefit ratio.
Consolidated benefits expense included $134 million of favorable prior-period medical claims reserve development in the 2024 quarter and $232 million of favorable prior-period medical claims development in the 2023 quarter. Consolidated benefits expense included $669 million of favorable prior-period medical claims reserve development in the 2024 period and $754 million of favorable prior-period medical claims reserve development in the 2023 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in the 2024 quarter and decreased the consolidated benefit ratio by approximately 90 basis points in the 2023 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 120 basis points in the 2024 period and decreased the consolidated benefit ratio by approximately 150 basis points in the 2023 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $37 million, or 1.2%, from $3.1 billion in the 2023 quarter to $3.1 billion in the 2024 quarter and increased $100 million, or 1.6%, from $6.1 billion in the 2023 period to $6.2 billion in the 2024 period. The consolidated operating cost ratio decreased 100 basis points from 11.8% for the 2023 quarter to 10.8% for the 2024 quarter and decreased 90 basis points from 11.5% for the 2023 period to 10.6% for the 2024 period primarily due to scale efficiencies associated with growth in our Medicare Advantage membership, administrative cost efficiencies resulting from our value creation initiatives, lower commission expense for brokers in the 2024 quarter and period compared to the 2023 quarter and period as a result of significant individual Medicare Advantage membership growth in 2023, and the impact of the accrued charge related to certain anticipated litigation expenses included in the 2023 quarter and period results. These factors were partially offset by the impact from charges related to value creation initiatives in the 2024 quarter and period.

Depreciation and Amortization
Depreciation and amortization increased $21 million, or 11.0%, from $191 million in the 2023 quarter to $212 million in the 2024 quarter and increased $44 million, or 11.7%, from $377 million in the 2023 period to $421 million in the 2024 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $48 million, or 40.0%, from $120 million in the 2023 quarter to $168 million in the 2024 quarter and increased $94 million, or 40.3%, from $233 million in the 2023 period to $327 million in the 2024 period primarily due to increase in interest rates and higher average debt balances.
Income Taxes
The effective income tax rate was 24.7% and 23.6% for the three months ended June 30, 2024, and 2023, respectively, and 25.0% and 23.0% for the six months ended June 30, 2024 and 2023, respectively. The year-over-year increase in the effective income tax rate is primarily due to a change in the mix of current year earnings between our Insurance segment and our CenterWell health services segment, as the latter incurs a higher effective domestic tax rate than the former. In addition, the prior year income tax rate was favorably impacted by the recognition of a non-taxable gain.

Insurance Segment

	June 30,		Change
	2024	2023	Members	%
Membership:
Individual Medicare Advantage	5,617,600	5,269,100	348,500	6.6%
Group Medicare Advantage	544,900	509,500	35,400	6.9%
Medicare stand-alone PDP	2,341,200	2,915,300	(574,100)	(19.7)%
Total Medicare	8,503,700	8,693,900	(190,200)	(2.2)%
Medicare Supplement	339,200	294,300	44,900	15.3%
Commercial fully-insured	62,200	475,500	(413,300)	(86.9)%
State-based contracts and other	1,392,300	1,330,200	62,100	4.7%
Military services	5,959,200	5,939,100	20,100	0.3%
Commercial ASO	47,000	395,300	(348,300)	(88.1)%
Total Medical Membership	16,303,600	17,128,300	(824,700)	(4.8)%
Total Specialty Membership (a)	4,602,000	5,041,100	(439,100)	(8.7)%
(a) We provide a full range of insured specialty products including dental, vision, and life insurance benefits marketed to individuals and groups. Members included in these products may not be unique to each product since members have the ability to enroll in a medical product and one or more specialty products.

					Change
	Three months ended June 30,		Six Months Ended June 30,		Three months ended June 30, 2024 vs 2023		Six Months Ended June 30, 2024 vs 2023
	2024	2023	2024	2023	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$22,215	$19,749	$44,663	$39,558	$2,466	12.5%	$5,105	12.9%
Group Medicare Advantage	1,938	1,732	3,927	3,497	206	11.9%	430	12.3%
Medicare stand-alone PDP	867	568	1,688	1,184	299	52.6%	504	42.6%
Total Medicare	25,020	22,049	50,278	44,239	2,971	13.5%	6,039	13.7%
Commercial fully-insured	152	950	408	1,968	(798)	(84.0)%	(1,560)	(79.3)%
Specialty benefits	240	252	479	506	(12)	(4.8)%	(27)	(5.3)%
Medicare Supplement	206	182	403	361	24	13.2%	42	11.6%
State-based contracts and other	2,524	2,062	4,835	3,971	462	22.4%	864	21.8%
Total premiums revenue	28,142	25,495	56,403	51,045	2,647	10.4%	5,358	10.5%
Commercial ASO	8	64	32	135	(56)	(87.5)%	(103)	(76.3)%
Military services and other	206	167	457	338	39	23.4%	119	35.2%
Services revenue	214	231	489	473	(17)	(7.4)%	16	3.4%
Total premiums and services revenue	$28,356	$25,726	$56,892	$51,518	$2,630	10.2%	$5,374	10.4%
Income from operations	$763	$1,031	$1,661	$2,358	$(268)	(26.0)%	$(697)	(29.6)%
Benefit ratio	89.5%	86.8%	89.4%	86.4%		2.7%		3.0%
Operating cost ratio	8.4%	9.9%	8.4%	9.6%		(1.5)%		(1.2)%
Income from operations
Insurance segment income from operations decreased $268 million, or 26.0%, from $1.0 billion in the 2023 quarter to $763 million in the 2024 quarter and decreased $697 million, or 29.6%, from $2.4 billion in the 2023 period to $1.7 billion in the 2024 period primarily due to the same factors impacting the segment's higher benefit ratio partially offset by the lower operating cost ratio as more fully described below.
Enrollment
Individual Medicare Advantage membership increased 348,500 members, or 6.6%, from June 30, 2023 to June 30, 2024 primarily due to membership additions associated with the most recent Annual Election Period, or AEP. Individual Medicare Advantage membership includes 952,800 D-SNP members as of June 30, 2024, a net increase of 121,400 D-SNP members, or 14.6%, from 831,400 D-SNP members as of June 30, 2023.
Group Medicare Advantage membership increased 35,400 members, or 6.9%, from June 30, 2023 to June 30, 2024 primarily due to growth in small and medium group accounts.
Medicare stand-alone PDP membership decreased 574,100 members, or 19.7%, from June 30, 2023 to June 30, 2024 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.

State-based contracts and other membership increased 62,100 members, or 4.7%, from June 30, 2023 to June 30, 2024 primarily reflecting the impact of membership additions associated with the implementation of new contracts.

Commercial fully-insured medical membership decreased 413,300 members, or 86.9%, from June 30, 2023 to June 30, 2024 and commercial ASO medical membership decreased 348,300 members, or 88.1%, from June 30, 2023 to June 30, 2024. These decreases reflect our planned exit of the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. The exit from this line of business will be phased over the 18 to 24 months following our February 2023 announcement.
Specialty membership decreased 439,100 members, or 8.7%, from June 30, 2023 to June 30, 2024 primarily due to non-renewal of dental and vision plans as a result of exit from the Employer Group Commercial Medical Products business partially offset by growth in dental and vision plans as a result of Medicare Advantage enrollment.

Premiums Revenue
Insurance segment premiums revenue increased $2.6 billion, or 10.4%, from $25.5 billion in the 2023 quarter to $28.1 billion in the 2024 quarter and increased $5.4 billion, or 10.5%, from $51.0 billion in the 2023 period to $56.4 billion in the 2024 period primarily due to higher per member Medicare premiums as well as individual and group Medicare Advantage and state-based contracts membership growth. These factors were partially offset by the continued decline in our group commercial medical and stand-alone PDP membership.
Services Revenue
Insurance segment services revenue decreased $17 million, or 7.4%, from $231 million in the 2023 quarter to $214 million in the 2024 quarter and increased $16 million, or 3.4%, from $473 million in the 2023 period to $489 million in the 2024 period.
Benefits Expense
The Insurance segment benefit ratio increased 270 basis points from 86.8% for the 2023 quarter to 89.5% for the 2024 quarter and increased 300 basis points from 86.4% for the 2023 period to 89.4% for the 2024 period primarily due to the continued impact of elevated Medicare Advantage medical cost trends in the 2024 quarter and period and a lesser favorable impact from prior-period medical claims reserve development in 2024. These factors were partially offset by the impact of the pricing and benefit design of our 2024 Medicare Advantage products, which included a reduction in benefits in response to the net impact of the 2024 final rate notice and the initial emergence of increased medical cost trends in 2023. Further, the year-over-year comparison continues to reflect a shift in line of business mix, with growth in Medicare Advantage and state-based contracts and other membership, which can carry a higher benefit ratio.
Operating Costs
The Insurance segment operating cost ratio decreased 150 basis points from 9.9% for the 2023 quarter to 8.4% for the 2024 quarter and decreased 120 basis points from 9.6% for the 2023 period to 8.4% for the 2024 period primarily due to scale efficiencies associated with growth in our individual Medicare Advantage membership, administrative cost efficiencies resulting from our value creation initiatives, lower commission expense for brokers in the 2024 quarter and period compared to the 2023 quarter and period as a result of significant individual Medicare Advantage membership growth in 2023, and the impact of the accrued charge related to certain anticipated litigation expenses included in the 2023 quarter and period results.

CenterWell Segment

					Change
	Three months ended June 30,		Six Months Ended June 30,		Three months ended June 30, 2024 vs 2023		Six Months Ended June 30, 2024 vs 2023
	2024	2023	2024	2023	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$335	$341	$670	$655	$(6)	(1.8)%	$15	2.3%
Pharmacy solutions	229	216	440	458	13	6.0%	(18)	(3.9)%
Primary care	322	190	563	391	132	69.5%	172	44.0%
Total services revenue	886	747	1,673	1,504	139	18.6%	169	11.2%
Intersegment revenues:
Home solutions	499	321	984	635	178	55.5%	349	55.0%
Pharmacy solutions	2,645	2,639	5,262	5,254	6	0.2%	8	0.2%
Primary care	917	823	1,846	1,642	94	11.4%	204	12.4%
Total intersegment revenues	4,061	3,783	8,092	7,531	278	7.3%	561	7.4%
Total services and intersegment revenues	$4,947	$4,530	$9,765	$9,035	$417	9.2%	$730	8.1%
Income from operations	$338	$287	$620	$617	$51	17.8%	$3	0.5%
Operating cost ratio	92.0%	92.6%	92.5%	92.1%		(0.6)%		0.4%

Income from operations
CenterWell income from operations increased $51 million, or 17.8%, from $287 million in the 2023 quarter to $338 million in the 2024 quarter and increased $3 million, or 0.5%, from $617 million in the 2023 period to $620 million in the 2024 period primarily due to the same factors impacting the segment's operating cost ratio as more fully described below.
Services Revenue
CenterWell services revenue increased $139 million, or 18.6%, from $747 million in the 2023 quarter to $886 million in the 2024 quarter and increased $169 million, or 11.2%, from $1.5 billion in the 2023 period to $1.7 billion in the 2024 period primarily due to higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.

Intersegment Revenue
CenterWell intersegment revenues increased $0.3 billion, or 7.3%, from $3.8 billion in the 2023 quarter to $4.1 billion in the 2024 quarter and increased $0.6 billion, or 7.4%, from $7.5 billion in the 2023 period to $8.1 billion in the 2024 period primarily due to greater intersegment revenues associated with the home solutions business in the 2024 quarter and period as compared to the 2023 quarter and period as a result of the expansion of the value-based home care mode and higher intersegment revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Operating Costs
The CenterWell segment operating cost ratio decreased 60 basis points from 92.6% for the 2023 quarter to 92.0% for the 2024 quarter primarily due to administrative cost efficiencies resulting from the our value creation initiatives and favorable prior-period medical claims reserve development within the primary care business, partially offset by the impact of the v28 risk model revision. The CenterWell segment operating cost ratio increased 40 basis points from 92.1% for the 2023 period to 92.5% for the 2024 period primarily due to the unfavorable impact of the v28 risk model revision to the primary care business.

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
Cash and cash equivalents increased to approximately $5.5 billion at June 30, 2024 from $4.7 billion at December 31, 2023. The change in cash and cash equivalents for the six months ended June 30, 2024 and 2023 is summarized as follows:

	Six Months Ended
	2024	2023
	(in millions)
Net cash provided by operating activities	$1,636	$9,863
Net cash used in investing activities	(1,416)	(2,025)
Net cash provided by financing activities	587	3,315
Increase in cash and cash equivalents	$807	$11,153

Cash Flow from Operating Activities
Cash flows provided by operations of $1.6 billion in the 2024 period decreased $8.2 billion from cash flows provided by operations of $9.9 billion in the 2023 period. Our operating cash flows for the 2023 period were significantly impacted by the early receipt of the Medicare premium remittance of $7.0 billion in June 2023 because the payment date for July 2023 fell on a weekend. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at June 30, 2023. Additionally, the 2023 period includes the CMS mid-year settlement of $2.2 billion which was received in June 2023. The 2024 period does not include the CMS mid-year settlement as it was received in July 2024.
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
The detail of total net receivables at June 30, 2024 and December 31, 2023 and reconciliation to cash flow for the six months ended June 30, 2024 and 2023 was as follows:

	June 30, 2024	December 31, 2023	2024 Period Change	2023 Period Change
	(in millions)
Medicare	$3,396	$1,426	$1,970	$(347)
Commercial and other	607	549	58	84
Military services	183	148	35	20
Allowances	(96)	(88)	(8)	(2)
Total net receivables	$4,090	$2,035	$2,055	$(245)
Reconciliation to cash flow statement:
Receivables acquired			—	(24)
Change in receivables per cash flow statement			$2,055	$(269)

The changes in Medicare receivables for both the 2024 period and the 2023 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter. We received the 2024 mid-year settlement of approximately $2.3 billion in July 2024. The 2023 period was impacted by the early receipt of the 2023 mid-year payment in June 2023.
Cash Flow from Investing Activities
During the 2024 period and 2023 period, we acquired various businesses for approximately $17 million and $189 million, net of cash and cash equivalents received, respectively.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $291 million in the 2024 period and $487 million in the 2023 period.
Net purchases of investment securities were $1.1 billion and $1.3 billion in the 2024 period and 2023 period, respectively.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $0.3 billion and $3.5 billion in the 2024 and 2023 periods, respectively.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $63 million and $27 million in the 2024 and 2023 periods, respectively.
In March 2024, we issued $1.25 billion of 5.375% unsecured senior notes due April 15, 2031 and $1.00 billion of 5.750% unsecured senior notes due April 15, 2054. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $2.23 billion. We used the net proceeds for general corporate purposes, which include the repayment of existing indebtedness, including borrowings under our commercial paper program.
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
Net repayments from the issuance of commercial paper were $895 million in the 2024 period and net proceeds from the issuance of commercial paper were $238 million in the 2023 period. The maximum principal amount outstanding at any one time during the 2024 period was $2.7 billion.
We repurchased common shares for $750 million and $601 million in the 2024 period and 2023 period, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $16 million and $27 million in the 2024 period and 2023 period, respectively.
We paid dividends to stockholders of $216 million and $211 million during the 2024 period and 2023 period, respectively.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2024 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.3 billion at June 30, 2024 compared to $510 million at December 31, 2023. This increase primarily reflects net proceeds from the issuance of senior notes and commercial paper, the sale of investment securities, dividends from insurance subsidiaries and cash from certain non-insurance subsidiaries within our CenterWell segment partially offset by common stock repurchases, repayment of maturing senior notes, capital expenditures, repayment of borrowings under the commercial paper program, capital contributions to certain subsidiaries, cash dividends to shareholders and acquisitions. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2024, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $12.9 billion, which exceeded aggregate minimum regulatory requirements of $10.3 billion. The amount of ordinary dividends paid to our parent company was approximately $0.5 billion during the six months ended June 30, 2024. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at June 30, 2024. Our net unrealized position increased $161 million from a net unrealized loss position of $1.3 billion at December 31, 2023 to a net unrealized loss position of $1.5 billion at June 30, 2024. At June 30, 2024, we had gross unrealized losses of $1.5 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the six months ended June 30, 2024. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.1 years as of June 30, 2024 and December 31, 2023. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $724 million at June 30, 2024.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2024.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 2024	59,975	$320.90	59,975	$2,955,384,026
May 2024	59,985	335.63	59,985	2,935,251,123
June 2024	24,085	356.09	24,085	2,926,674,586
Total	144,045	$332.92	144,045
(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.93 billion as of July 30, 2024.
(2)Excludes 0.04 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6:     Exhibits

3(i)
Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, the correction of March 23, 1992, and the amendment dated April 24, 2024.

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).
10.1	364-Day Revolving Credit Agreement, dated as of May 31, 2024, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2024).
10.2	First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 31, 2024, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, and certain banks and other financial institutions party thereto (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2024).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	July 31, 2024	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)