Form 10-Q
period 2024-09-30
HUMANA INC
filed 2024-10-30
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2024
$0.16 2/3 par value	120,411,343 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2024

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,116	$4,694
Investment securities	19,033	16,626
Receivables, net of allowances of $93 in 2024 and $88 in 2023	2,144	2,035
Other current assets	6,633	6,631
Total current assets	32,926	29,986
Property and equipment, net	2,693	3,030
Long-term investment securities	400	382
Equity method investments	729	740
Goodwill	9,590	9,550
Other long-term assets	3,669	3,377
Total assets	$50,007	$47,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$11,125	$10,241
Trade accounts payable and accrued expenses	5,915	6,569
Book overdraft	356	353
Unearned revenues	195	266
Short-term debt	1,136	1,443
Total current liabilities	18,727	18,872
Long-term debt	11,886	10,213
Other long-term liabilities	1,770	1,662
Total liabilities	32,383	30,747
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,718,810 shares issued at September 30, 2024 and 198,690,082 shares issued at December 31, 2023	33	33
Capital in excess of par value	3,471	3,346
Retained earnings	29,118	27,540
Accumulated other comprehensive loss	(653)	(999)
Treasury stock, at cost, 78,307,467 shares at September 30, 2024 and 76,465,862 shares at December 31, 2023	(14,404)	(13,658)
Total stockholders' equity	17,565	16,262
Noncontrolling interests	59	56
Total equity	17,624	16,318
Total liabilities and equity	$50,007	$47,065

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions, except per share results)
Revenues:
Premiums	$27,951	$25,099	$84,354	$76,144
Services	1,103	1,016	3,265	2,993
Investment income	343	308	929	775
Total revenues	29,397	26,423	88,548	79,912
Operating expenses:
Benefits	25,120	21,745	75,283	65,612
Operating costs	3,339	3,271	9,529	9,361
Depreciation and amortization	210	201	631	578
Total operating expenses	28,669	25,217	85,443	75,551
Income from operations	728	1,206	3,105	4,361
Interest expense	169	114	496	347
Other (income) expense, net	(92)	(6)	26	40
Income before income taxes and equity in net losses	651	1,098	2,583	3,974
Provision for income taxes	155	256	629	911
Equity in net losses	(16)	(12)	(57)	(39)
Net income	$480	$830	$1,897	$3,024
Net loss attributable to noncontrolling interests	—	2	3	6
Net income attributable to Humana	$480	$832	$1,900	$3,030
Basic earnings per common share	$3.99	$6.74	$15.76	$24.37
Diluted earnings per common share	$3.98	$6.71	$15.72	$24.26
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)
Net income attributable to Humana	$480	$832	$1,900	$3,030
Other comprehensive income (loss):
Change in gross unrealized investment (losses) gains	619	(365)	458	(314)
Effect of income taxes	(142)	85	(104)	73
Total change in unrealized investment (losses) gains, net of tax	477	(280)	354	(241)
Reclassification adjustment for net realized losses (gains)	(10)	3	(10)	56
Effect of income taxes	2	—	2	(14)
Total reclassification adjustment, net of tax	(8)	3	(8)	42
Other comprehensive (loss) income, net of tax	469	(277)	346	(199)
Comprehensive income attributable to Humana	$949	$555	$2,246	$2,831
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2024
Balances, June 30, 2024	198,719	$33	$3,420	$28,745	$(1,122)	$(14,405)	$16,671	$57	$16,728
Net income				480			480	—	480
Distribution from noncontrolling interest holders, net								2	2
Other comprehensive income					469		469		469
Common stock repurchases			—			(1)	(1)		(1)
Dividends and dividend equivalents			—	(107)			(107)		(107)
Stock-based compensation			53				53		53
Restricted stock unit vesting	—	—	(2)			2	—		—
Balances, September 30, 2024	198,719	$33	$3,471	$29,118	$(653)	$(14,404)	$17,565	$59	$17,624

Three months ended September 30, 2023
Balances, June 30, 2023	198,690	$33	$3,313	$27,468	$(1,226)	$(12,754)	$16,834	$57	$16,891
Net income				832			832	(2)	830
Other comprehensive loss					(277)		(277)		(277)
Common stock repurchases			—			(383)	(383)		(383)
Dividends and dividend equivalents			—	(109)			(109)		(109)
Stock-based compensation			53				53		53
Restricted stock unit vesting	—	—	(3)			3	—		—
Stock option exercises	—	—	(1)			—	(1)		(1)
Balances, September 30, 2023	198,690	$33	$3,362	$28,191	$(1,503)	$(13,134)	$16,949	$55	$17,004
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2024
Balances, December 31, 2023	198,690	$33	$3,346	$27,540	$(999)	$(13,658)	$16,262	$56	$16,318
Net income				1,900			1,900	(3)	1,897
Distribution from noncontrolling interest holders, net							—	6	6
Other comprehensive income					346		346		346
Common stock repurchases			—			(774)	(774)		(774)
Dividends and dividend equivalents			—	(322)			(322)		(322)
Stock-based compensation			153				153		153
Restricted stock unit vesting	29	—	(28)			28	—		—
Stock option exercises	—	—	—			—	—		—
Balances, September 30, 2024	198,719	$33	$3,471	$29,118	$(653)	$(14,404)	$17,565	$59	$17,624

Nine months ended September 30, 2023
Balances, December 31, 2022	198,667	$33	$3,246	$25,492	$(1,304)	$(12,156)	$15,311	$59	$15,370
Net income				3,030			3,030	(6)	3,024
Distribution from noncontrolling interest holders, net							—	7	7
Acquisition							—	(5)	(5)
Other comprehensive loss					(199)		(199)		(199)
Common stock repurchases			—			(1,011)	(1,011)		(1,011)
Dividends and dividend equivalents			—	(331)			(331)		(331)
Stock-based compensation			142				142		142
Restricted stock unit vesting	23	—	(30)			30	—		—
Stock option exercises	—	—	4			3	7		7
Balances, September 30, 2023	198,690	$33	$3,362	$28,191	$(1,503)	$(13,134)	$16,949	$55	$17,004
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2024	2023
	(in millions)
Cash flows from operating activities
Net income	$1,897	$3,024
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on investment securities, net	(10)	49
Equity in net losses	57	39
Stock-based compensation	153	142
Depreciation	682	628
Amortization	46	51
Impairment of property and equipment	129	31
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	(109)	(126)
Other assets	258	(935)
Benefits payable	884	870
Other liabilities	(498)	39
Unearned revenues	(71)	7,250
Other	76	53
Net cash provided by operating activities	3,494	11,115
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(37)	(223)
Purchases of property and equipment, net	(421)	(721)
Purchases of investment securities	(6,403)	(3,366)
Proceeds from maturities of investment securities	2,214	885
Proceeds from sales of investment securities	1,758	815
Net cash used in investing activities	(2,889)	(2,610)
Cash flows from financing activities
(Payments) receipts from contract deposits, net	(638)	2,481
Proceeds from issuance of senior notes, net	2,232	1,215
Repayments of senior notes	(48)	(1,719)
(Repayments) issuance of commercial paper, net	(895)	1,618
Repayment of term loan	—	(500)
Debt issue costs	(7)	(4)
Change in book overdraft	3	(52)
Common stock repurchases	(768)	(1,002)
Dividends paid	(323)	(320)
Other	261	(135)
Net cash (used in) provided by financing activities	(183)	1,582
Increase in cash and cash equivalents	422	10,087
Cash and cash equivalents at beginning of period	4,694	5,061
Cash and cash equivalents at end of period	$5,116	$15,148
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the nine months ended September 30,
	2024	2023
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$416	$317
Income tax payments, net	$570	$957
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$49	$454
Less: Fair value of liabilities assumed	(12)	(236)
Less: Noncontrolling interests acquired	—	5
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$37	$223
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
Employer Group Commercial Medical Products Business Exit
In February 2023, we announced our planned exit from the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. No other Humana health plan offerings are materially affected. Following a strategic review, we determined the Employer Group Commercial Medical Products business was no longer positioned to sustainably meet the needs of commercial members over the long term or support our long-term strategic plans. We anticipate the exit of this line of business to be finalized in the first half of 2025.

Value Creation Initiatives
Beginning in 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in asset impairments, of $55 million and $151 million for the three and nine months ended September 30, 2024, respectively, and $52 million for the three and nine months ended September 30, 2023 within operating costs in the condensed consolidated statements of income. These charges were recorded at the corporate level and not allocated to the segments. We expect to incur additional charges through the end of 2024.

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
At September 30, 2024, accounts receivable related to services were $428 million. For the three and nine months ended September 30, 2024, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at September 30, 2024.
For the three and nine months ended September 30, 2024, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

Investment Securities
We participate in a securities lending program to optimize investment income. We loan certain investment securities for short periods of time in exchange for collateral initially equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuates. The collateral, which may be in the form of cash or U.S. Government securities, is deposited by the borrower with an independent lending agent. Any cash collateral, which is reinvested by the lending agent primarily in short-term, highly liquid investments, is recorded as a securities lending collateral asset within other current assets on our consolidated balance sheet at September 30, 2024. We record a corresponding liability to reflect our obligation to return the collateral within trade accounts payable and accrued expenses on our consolidated balance sheet at September 30, 2024. Collateral received in the form of securities is not recorded in our consolidated balance sheets because, absent default by the borrower, we do not have the right to sell, pledge or otherwise reinvest securities collateral. Loaned securities continue to be carried as investment securities on the consolidated balance sheet at September 30, 2024. Earnings on the invested cash collateral, net of expense, associated with the securities lending payable are recorded as investment income.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Effective in Future Periods
In December 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures. The new guidance requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The new guidance requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. The new guidance will be effective for us beginning with our annual 2024 year-end financial statements. We do not believe the adoption of ASU 2023-07 will have a material impact on our consolidated financial statements or disclosures.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2024 and December 31, 2023, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,203	$13	$(33)	$3,183
Mortgage-backed securities	4,501	33	(351)	4,183
Tax-exempt municipal securities	602	—	(18)	584
Mortgage-backed securities:
Residential	555	1	(54)	502
Commercial	1,292	2	(78)	1,216
Asset-backed securities	1,533	11	(20)	1,524
Corporate debt securities	8,593	92	(444)	8,241
Total debt securities	$20,279	$152	$(998)	$19,433

December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,717	$1	$(51)	$2,667
Mortgage-backed securities	3,946	1	(425)	3,522
Tax-exempt municipal securities	879	1	(22)	858
Mortgage-backed securities:
Residential	465	1	(66)	400
Commercial	1,471	—	(126)	1,345
Asset-backed securities	1,813	2	(44)	1,771
Corporate debt securities	7,011	28	(594)	6,445
Total debt securities	$18,302	$34	$(1,328)	$17,008
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $381 million and $396 million, respectively, at September 30, 2024. The book value and fair value were $379 million and $398 million, respectively, at December 31, 2023.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $361 million was held at September 30, 2024. At September 30, 2024, collateral from lending our investment securities has been reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $148 million at September 30, 2024.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at September 30, 2024 and December 31, 2023, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$551	$(2)	$518	$(31)	$1,069	$(33)
Mortgage-backed securities	330	(2)	2,378	(349)	2,708	(351)
Tax-exempt municipal securities	77	—	417	(18)	494	(18)
Mortgage-backed securities:
Residential	57	(2)	361	(52)	418	(54)
Commercial	26	(1)	1,124	(77)	1,150	(78)
Asset-backed securities	218	(1)	571	(19)	789	(20)
Corporate debt securities	290	(1)	4,466	(443)	4,756	(444)
Total debt securities	$1,549	$(9)	$9,835	$(989)	$11,384	$(998)

December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,899	$(12)	$431	$(39)	$2,330	$(51)
Mortgage-backed securities	958	(12)	2,269	(413)	3,227	(425)
Tax-exempt municipal securities	160	(1)	523	(21)	683	(22)
Mortgage-backed securities:
Residential	—	—	373	(66)	373	(66)
Commercial	18	—	1,303	(126)	1,321	(126)
Asset-backed securities	120	(1)	1,364	(43)	1,484	(44)
Corporate debt securities	466	(2)	4,783	(592)	5,249	(594)
Total debt securities	$3,621	$(28)	$11,046	$(1,300)	$14,667	$(1,328)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at September 30, 2024. Our remaining debt securities below investment-grade were primarily rated B+, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,300 positions out of a total of approximately 2,290 positions at September 30, 2024. All issuers of debt securities we own that were trading at an unrealized loss at September 30, 2024 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At September 30,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2024, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and nine months ended September 30, 2024 or 2023.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Gross gains on investment securities	$14	$—	$16	$15
Gross losses on investment securities	(4)	(4)	(6)	(65)
Gross gains on equity securities	—	—	—	1
Gross losses on equity securities	—	—	—	—
Net recognized gains (losses) on investment securities	$10	$(4)	$10	$(49)
The gains and losses related to equity securities for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net gains recognized on equity securities during the period	$—	$—	$—	$1
Less: Net gains recognized on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized on equity securities still held at the end of the period	$—	$—	$—	$1
The contractual maturities of debt securities available for sale at September 30, 2024, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,082	$1,079
Due after one year through five years	5,669	5,584
Due after five years through ten years	4,407	4,261
Due after ten years	1,240	1,084
Mortgage and asset-backed securities	7,881	7,425
Total debt securities	$20,279	$19,433

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2024 and December 31, 2023, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2024
Cash equivalents	$4,941	$4,941	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	3,183	—	3,183	—
Mortgage-backed securities	4,183	—	4,183	—
Tax-exempt municipal securities	584	—	584	—
Mortgage-backed securities:
Residential	502	—	500	2
Commercial	1,216	—	1,216	—
Asset-backed securities	1,524	—	1,479	45
Corporate debt securities	8,241	—	7,997	244
Total debt securities	19,433	—	19,142	291
Securities lending invested collateral	361	361	—	—
Total invested assets	$24,735	$5,302	$19,142	$291

December 31, 2023
Cash equivalents	$4,582	$4,582	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,667	—	2,667	—
Mortgage-backed securities	3,522	—	3,522	—
Tax-exempt municipal securities	858	—	858	—
Mortgage-backed securities:
Residential	400	—	396	4
Commercial	1,345	—	1,345	—
Asset-backed securities	1,771	—	1,733	38
Corporate debt securities	6,445	—	6,269	176
Total debt securities	$17,008	$—	$16,790	$218
Our Level 3 assets had a fair value of $291 million, or 1.2% of total invested assets, and $218 million, or 1.0% or total invested assets, at September 30, 2024 and December 31, 2023, respectively. During the nine months ended

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2024 and 2023, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	Private Placements
	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	(in millions)
Beginning balance at January 1	$218	$101
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	6	(1)
Purchases	72	13
Maturities	—	(4)
Sales	—	—
Settlements	(5)	—
Transfer out	—	(4)
Balance at September 30	$291	$105
Interest Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate adjustment to the carrying value of the senior notes was approximately $117 million at September 30, 2024. The swap asset, included within other long-term assets on our condensed consolidated balance sheet was approximately $117 million at September 30, 2024. The swap asset, included within other long-term assets on our condensed consolidated balance sheets, was approximately $68 million at December 31, 2023. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and nine months ended September 30, 2024 and 2023. The following table summarizes the notional amounts at September 30, 2024 and December 31, 2023, respectively, for our senior notes under the swap agreements:

	September 30, 2024	December 31, 2023
	(in millions)
$750 million, 5.875% due March 1, 2033	$650	$650
$850 million, 5.950% due March 15, 2034	800	400
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	700	300
$400 million, 4.625% due December 1, 2042	400	—
$750 million, 4.950% due October 1, 2044	400	—
$1,000 million, 5.750% due April 15, 2054	400	—

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $13.0 billion at September 30, 2024 and $10.8 billion at December 31, 2023. The fair value of our senior notes debt was $12.9 billion at September 30, 2024 and $10.6 billion at December 31, 2023. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. We had no outstanding commercial paper borrowings at September 30, 2024. The commercial paper borrowings were $0.9 billion at December 31, 2023.
Put and Call Options Measured at Fair Value
Our put and call options associated with our equity method investments are measured at fair value each period using a Monte Carlo simulation.
The put and call options fair values associated with our Primary Care Organization strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $742 million and $24 million, respectively, at September 30, 2024. The put and call options fair values, derived from the Monte Carlo simulation, were $595 million and $18 million, respectively, at December 31, 2023. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets.
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

	September 30, 2024	December 31, 2023
Annualized volatility	16.5% - 18.3%	16.1% - 17.8%
Credit spread	0.8% - 1.4%	0.9% - 1.1%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	11.0% - 14.0%	11.0% - 12.5%
Long term growth rate	3.0%	3.0%
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
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2024 and December 31, 2023. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

	September 30, 2024		December 31, 2023
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$107	$846	$224	$514
Trade accounts payable and accrued expenses	(114)	(1,594)	(232)	(1,825)
Net current liability	(7)	(748)	(8)	(1,311)
Other long-term assets	298	—	17	—
Other long-term liabilities	(62)	—	(77)	—
Net long-term asset (liability)	236	—	(60)	—
Total net asset (liability)	$229	$(748)	$(68)	$(1,311)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2024 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2024	$2,663	$6,887	$9,550
Acquisitions	—	40	40
Balance at September 30, 2024	$2,663	$6,927	$9,590

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2024 and December 31, 2023:

		September 30, 2024			December 31, 2023
	Weighted Average Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$1,092	$—	$1,092	$1,092	$—	$1,092
Medicare licenses	Indefinite	288	—	288	288	—	288
Customer contracts/ relationships	9.4 years	956	749	207	956	718	238
Trade names and technology	6.7 years	139	116	23	139	109	30
Provider contracts	11.9 years	67	63	4	67	62	5
Noncompetes and other	8.4 years	85	49	36	84	44	40
Total other intangible assets	9.2 years	$2,627	$977	$1,650	$2,626	$933	$1,693
    For the three months ended September 30, 2024 and 2023, amortization expense for other intangible assets was approximately $15 million and $17 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense for other intangible assets was approximately $46 million and $51 million, respectively. The following table presents our estimate of amortization expense remaining for 2024 and each of the next five succeeding years at September 30, 2024:

(in millions)
For the years ending December 31,
2024	$15
2025	58
2026	43
2027	33
2028	29
2029	27
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
	(in millions)
Balances, beginning of period	$10,241	$9,264
Acquisitions	—	62
Incurred related to:
Current year	75,976	66,370
Prior years	(693)	(758)
Total incurred	75,283	65,612
Paid related to:
Current year	(65,282)	(56,700)
Prior years	(9,117)	(8,042)
Total paid	(74,399)	(64,742)
Balances, end of period	$11,125	$10,196
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At September 30, 2024, benefits payable included IBNR of approximately $7.2 billion, primarily associated with claims incurred in 2024.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$480	$832	$1,900	$3,030
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,405	123,426	120,609	124,335
Dilutive effect of:
Employee stock options	3	26	4	31
Restricted stock	356	531	286	519
Shares used to compute diluted earnings per common share	120,764	123,983	120,899	124,885
Basic earnings per common share	$3.99	$6.74	$15.76	$24.37
Diluted earnings per common share	$3.98	$6.71	$15.72	$24.26
Number of antidilutive stock options and restricted stock excluded from computation	361	137	759	251

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

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2024 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2024 payments
12/29/2023	1/26/2024	$0.8850	$108
3/29/2024	4/26/2024	$0.8850	$107
6/28/2024	7/26/2024	$0.8850	$107
9/30/2024	10/25/2024	$0.8850	$107
In October 2024, the Board declared a cash dividend of $0.885 per share payable on January 31, 2025 to stockholders of record as of the close of business on December 31, 2024. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.

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
Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the nine months ended September 30, 2024, we repurchased 1.9 million shares in open market transactions for $750 million at an average price of $384.65 under the February 2023 and 2024 share repurchase authorizations. During the nine months ended September 30, 2023, we repurchased 2.0 million shares in open market transactions for $980 million at an average price of $478.20 under the February 2023 share repurchase authorization.

Our remaining repurchase authorization was $2.93 billion as of October 29, 2024.
In connection with employee stock plans, we acquired 0.05 million common shares for $18 million and 0.06 million common shares for $31 million during the nine months ended September 30, 2024 and 2023, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 24.4% and 24.9% for the three and nine months ended September 30, 2024, respectively, and 23.5% and 23.1% for the three and nine months ended September 30, 2023, respectively. The year-over-year increase in the effective income tax rate is primarily due to a change in the mix of current year earnings between our Insurance segment and our CenterWell health services segment, as our CenterWell health services segment is subject to a higher effective tax rate than our Insurance segment. In addition, the prior year income tax rate was favorably impacted by the recognition of a non-taxable gain.

For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in millions)
Short-term debt:
Commercial paper	$—	$871
Senior notes:
$600 million, 3.850% due October 1, 2024	559	572
$600 million, 4.500% due April 1, 2025	577	—
Total senior notes	1,136	572
Total short-term debt	$1,136	$1,443
Long-term debt:
Senior notes:
$600 million, 4.500% due April 1, 2025	$—	$598
$500 million, 5.700% due March 13, 2026	499	498
$750 million, 1.350% due February 3, 2027	689	688
$600 million, 3.950% due March 15, 2027	537	537
$500 million, 5.750% due March 1, 2028	489	495
$500 million, 5.750% due December 1, 2028	495	495
$750 million, 3.700% due March 23, 2029	585	590
$500 million, 3.125% due August 15, 2029	433	433
$500 million, 4.875% due April 1, 2030	496	496
$1,250 million, 5.375% due April 15, 2031	1,239	—
$750 million, 2.150% due February 3, 2032	744	743
$750 million, 5.875% due March 1, 2033	762	750
$850 million, 5.950% due March 15, 2034	853	840
$250 million, 8.150% due June 15, 2038	260	261
$400 million, 4.625% due December 1, 2042	390	396
$750 million, 4.950% due October 1, 2044	738	740
$400 million, 4.800% due March 15, 2047	396	396
$500 million, 3.950% due August 15, 2049	534	529
$750 million, 5.500% due March 15, 2053	745	728
$1,000 million, 5.750% due April 15, 2054	1,002	—
Total senior notes	11,886	10,213
Total long-term debt	$11,886	$10,213
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $117 million at September 30, 2024.

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
Our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 42.3% as measured in accordance with the revolving credit agreements as of September 30, 2024.
At September 30, 2024, we had no borrowings and approximately $18 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of September 30, 2024, we had $2.624 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $2.1 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $750 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
Commercial Paper
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
months ended September 30, 2024 was $2.7 billion, with no outstanding amount at September 30, 2024 compared to $0.9 billion outstanding at December 31, 2023.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2023 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At September 30, 2024 we had no outstanding short-term FHLB borrowings.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 85% of our total premiums and services revenue for the nine months ended September 30, 2024, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2024, and all of our product offerings filed with CMS for 2024 have been approved.
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

Our state-based Medicaid business, which accounted for approximately 8% of our total premiums and services revenue for the nine months ended September 30, 2024 primarily consisted of serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
At September 30, 2024, our Military services business, which accounted for approximately 1% of our total premiums and services revenue for the nine months ended September 30, 2024, primarily consisted of the TRICARE T2017 East Region contract. The T2017 East Region contract comprises 32 states and approximately 6 million TRICARE beneficiaries, under which delivery of health care services commenced on January 1, 2018. The T2017 East Region contract, which was originally set to expire on December 31, 2022, was subsequently extended by the U.S. Department of Defense, or DoD, and is currently scheduled to expire on December 31, 2024, unless further extended.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
As previously disclosed, on January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana Inc in United States District Court, Western District of Kentucky, Louisville division. The complaint alleged certain civil violations by us in connection with the actuarial equivalence of the plan benefits under Humana’s Basic PDP plan, a prescription drug plan offered by us under Medicare Part D. The action sought damages and penalties on behalf of the United States under the False Claims Act. The court ordered the qui tam action unsealed on September 13, 2017, so that the relator could proceed, following notice from the U.S. Government that it was not intervening. During 2023, we accrued certain anticipated expenses in connection with this matter. On August 15, 2024, Humana settled the claims in this suit, and paid the United States $90 million.

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

In June 2024, a putative stockholder class action was filed against Humana Inc. and certain of our current and former executive officers under the federal securities laws in the United States District Court for the District of Delaware. The case, now captioned In re Humana Stockholders Litigation., alleges that between July 2022 and January 2024, Humana made false or misleading statements in its periodic SEC filings and statements to the financial markets about our financial performance and the medical costs in our Medicare Advantage business. In July 2024 and October 2024, parallel stockholder derivative action captioned Silva v. Broussard and Spikes v. Broussard, respectively, were filed in the United States District Court for the Western District of Kentucky alleging that the same claimed acts and omissions underlying the federal securities law case also constitute a breach of fiduciary duty by certain of our current and former directors and executive officers. We will vigorously defend against the allegations in all cases.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On October 18, 2024, Humana Inc., along with co-plaintiff Americans for Beneficiary Choice, filed suit against the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, Xavier Becerra in his official capacity as Secretary, and Chiquita Brooks-LaSure, in her official capacity as Administrator, in the United States District Court, Northern District of Texas, Fort Worth Division, seeking a determination that they violated the Administrative Procedure Act in administering the Medicare Advantage and Part D Star Ratings program. We seek to set aside and vacate Humana’s 2025 Star Ratings and remand the matter to CMS for recalculation and to declare that CMS’s policy refusing to disclose all relevant data and information is arbitrary, capricious, and unlawful. There is no assurance that we will prevail in the lawsuit. For additional information on this matter, refer to Part II, Item 1A, "Risk Factors" of this Form 10-Q.
Other Lawsuits and Regulatory Matters
Our current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance, health care delivery and benefits companies. These reviews focus on numerous facets of our business, including claims payment practices, statutory capital requirements, provider and vendor contracting and oversight, risk adjustment, competitive practices, commission payments, marketing payments, privacy issues, utilization management practices, pharmacy benefits, access to care, sales practices, and provision of care by our healthcare services businesses, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to some of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes in some of our practices.
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, personal injury nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate and payment disputes, including disputes over reimbursement rates required by statute, disputes arising from competitive procurement process, general contractual matters, intellectual property matters, and challenges to subrogation practices. Under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $5.6 billion and $5.7 billion for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, these amounts were $14.1 billion and $14.7 billion respectively. In

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The amount of this expense was $32 million and $35 million for the three months ended September 30, 2024 and 2023, respectively, and $96 million and $102 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and nine months ended September 30, 2024 and 2023:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2024	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$21,856	$—	$—	$21,856
Group Medicare Advantage	1,913	—	—	1,913
Medicare stand-alone PDP	721	—	—	721
Total Medicare	24,490	—	—	24,490
Commercial fully-insured	85	—	—	85
Specialty benefits	238	—	—	238
Medicare Supplement	217	—	—	217
State-based contracts and other	2,921	—	—	2,921
Total premiums	27,951	—	—	27,951
Services revenue:
Home solutions	—	326	—	326
Primary care	—	319	—	319
Pharmacy solutions	—	232	—	232
Commercial ASO	12	—	—	12
Military services and other	214	—	—	214
Total services revenue	226	877	—	1,103
Total external revenues	28,177	877	—	29,054
Intersegment revenues
Services	1	1,463	(1,464)	—
Products	—	2,701	(2,701)	—
Total intersegment revenues	1	4,164	(4,165)	—
Investment income	192	—	151	343
Total revenues	28,370	5,041	(4,014)	29,397
Operating expenses:
Benefits	25,319	—	(199)	25,120
Operating costs	2,595	4,602	(3,858)	3,339
Depreciation and amortization	182	57	(29)	210
Total operating expenses	28,096	4,659	(4,086)	28,669
Income from operations	274	382	72	728
Interest expense	—	2	167	169
Other income, net	—	—	(92)	(92)
Income (loss) before income taxes and equity in net earnings	274	380	(3)	651
Equity in net losses	(1)	(15)	—	(16)
Segment earnings (loss)	$273	$365	$(3)	$635
Net loss attributable to noncontrolling interests	—	—	—	—
Segment earnings (loss) attributable to Humana	$273	$365	$(3)	$635

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2023	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$19,637	$—	$—	$19,637
Group Medicare Advantage	1,695	—	—	1,695
Medicare stand-alone PDP	493	—	—	493
Total Medicare	21,825	—	—	21,825
Commercial fully-insured	842	—	—	842
Specialty benefits	252	—	—	252
Medicare Supplement	185	—	—	185
State-based contracts and other	1,995	—	—	1,995
Total premiums	25,099	—	—	25,099
Services revenue:
Home solutions	—	342	—	342
Primary care	—	214	—	214
Pharmacy solutions	—	203	—	203
Commercial ASO	55	—	—	55
Military services and other	202	—	—	202
Total services revenue	257	759	—	1,016
Total external revenues	25,356	759	—	26,115
Intersegment revenues
Services	1	1,307	(1,308)	—
Products	—	2,594	(2,594)	—
Total intersegment revenues	1	3,901	(3,902)	—
Investment income	154	—	154	308
Total revenues	25,511	4,660	(3,748)	26,423
Operating expenses:
Benefits	21,976	—	(231)	21,745
Operating costs	2,634	4,207	(3,570)	3,271
Depreciation and amortization	179	53	(31)	201
Total operating expenses	24,789	4,260	(3,832)	25,217
Income from operations	722	400	84	1,206
Interest expense	—	1	113	114
Other income, net	—	—	(6)	(6)
Income (loss) before income taxes and equity in net earnings	722	399	(23)	1,098
Equity in net losses	—	(12)	—	(12)
Segment earnings (loss)	$722	$387	$(23)	$1,086
Net loss (income) attributable to noncontrolling interests	3	(1)	—	2
Segment earnings (loss) attributable to Humana	$725	$386	$(23)	$1,088

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2024	(in millions)
External revenues
Premiums:
Individual Medicare Advantage	$66,519	$—	$—	$66,519
Group Medicare Advantage	5,840	—	—	5,840
Medicare stand-alone PDP	2,409	—	—	2,409
Total Medicare	74,768	—	—	74,768
Commercial fully-insured	493	—	—	493
Specialty benefits	717	—	—	717
Medicare Supplement	620	—	—	620
State-based contracts and other	7,756	—	—	7,756
Total premiums	84,354	—	—	84,354
Services revenue:
Home solutions	—	996	—	996
Primary care	—	882	—	882
Pharmacy solutions	—	672	—	672
Commercial ASO	44	—	—	44
Military services and other	671	—	—	671
Total services revenue	715	2,550	—	3,265
Total external revenues	85,069	2,550	—	87,619
Intersegment revenues
Services	3	4,293	(4,296)	—
Products	—	7,963	(7,963)	—
Total intersegment revenues	3	12,256	(12,259)	—
Investment income	522	—	407	929
Total revenues	85,594	14,806	(11,852)	88,548
Operating expenses:
Benefits	75,752	—	(469)	75,283
Operating costs	7,354	13,638	(11,463)	9,529
Depreciation and amortization	553	166	(88)	631
Total operating expenses	83,659	13,804	(12,020)	85,443
Income from operations	1,935	1,002	168	3,105
Interest expense	—	4	492	496
Other expense, net	—	—	26	26
Income (loss) before income taxes and equity in net losses	1,935	998	(350)	2,583
Equity in net losses	(2)	(55)	—	(57)
Segment earnings (loss)	$1,933	$943	$(350)	$2,526
Net loss attributable to noncontrolling interests	3	—	—	3
Segment earnings (loss) attributable to Humana	$1,936	$943	$(350)	$2,529

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Nine Months Ended September 30, 2023	(in millions)
External Revenues
Premiums:
Individual Medicare Advantage	$59,195	$—	$—	$59,195
Group Medicare Advantage	5,192	—	—	5,192
Medicare stand-alone PDP	1,677	—	—	1,677
Total Medicare	66,064	—	—	66,064
Commercial fully-insured	2,810	—	—	2,810
Specialty benefits	758	—	—	758
Medicare Supplement	546	—	—	546
State-based contracts and other	5,966	—	—	5,966
Total premiums	76,144	—	—	76,144
Services revenue:
Home solutions	—	997	—	997
Primary care	—	605	—	605
Pharmacy solutions	—	661	—	661
Commercial ASO	190	—	—	190
Military services and other	540	—	—	540
Total services revenue	730	2,263	—	2,993
Total external revenues	76,874	2,263	—	79,137
Intersegment revenues
Services	30	3,584	(3,614)	—
Products	—	7,848	(7,848)	—
Total intersegment revenues	30	11,432	(11,462)	—
Investment income	385	—	390	775
Total revenues	77,289	13,695	(11,072)	79,912
Operating expenses:
Benefits	66,096	—	(484)	65,612
Operating costs	7,597	12,526	(10,762)	9,361
Depreciation and amortization	516	152	(90)	578
Total operating expenses	74,209	12,678	(11,336)	75,551
Income from operations	3,080	1,017	264	4,361
Interest expense	—	2	345	347
Other expense, net	—	—	40	40
Income (loss) before income taxes and equity in net losses	3,080	1,015	(121)	3,974
Equity in net losses	(2)	(37)	—	(39)
Segment earnings (loss)	$3,078	$978	$(121)	$3,935
Net loss (income) attributable to noncontrolling interests	7	(1)	—	6
Segment earnings (loss) attributable to Humana	$3,085	$977	$(121)	$3,941

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
Employer Group Commercial Medical Products Business Exit
In February 2023, we announced our planned exit from the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. No other Humana health plan offerings are materially affected. Following a strategic review, we determined the Employer Group Commercial Medical Products business was no longer positioned to sustainably meet the needs of commercial members over the long term or support our long-term strategic plans. We anticipate the exit of this line of business to be finalized in the first half of 2025.
Value Creation Initiatives
Beginning in 2022, in order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in asset impairments, of $55 million and $151 million for the three and nine months ended September 30, 2024, respectively, and $52 million for the three and nine months ended September 30, 2023 within operating costs in the condensed consolidated statements of income. These charges were recorded at the corporate level and not allocated to the segments. We expect to incur additional charges through the end of 2024.

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
The Insurance segment also experiences seasonality in the commercial fully-insured product offering. The effect on the Insurance segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. The Employer Group Commercial Fully-Insured business increased the Insurance segment benefit ratio by 10 basis points and increased the Insurance segment benefit ratio by 20 basis points for the three months ended September 30, 2024 and 2023, respectively. The Employer Group Commercial Fully-Insured business did not impact the Insurance segment benefit ratio for the nine months ended September 30, 2024 and 2023.

The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season. The Insurance segment may experience adverse impacts in the operating cost ratio as a result of our Employer Group Commercial Medical Products exit. The Employer Group Commercial Fully-Insured business increased the Insurance segment operating cost ratio by 10 basis points for the three months ended September 30, 2024 and increased the Insurance segment operating cost ratio by 40 basis points for the three months ended September 30, 2023. The Employer Group Commercial Fully-Insured business did not impact the Insurance segment operating cost ratio for the nine months ended September 30, 2024 and increased the Insurance segment operating cost ratio by 40 basis points for the nine months ended September 30, 2023.
2024 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2024, approximately 3,984,900 members, or 70%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,727,500 members, or 69%, at September 30, 2023.
•Net income attributable to Humana was $0.5 billion, or $3.98 per diluted common share, and $0.8 billion, or $6.71 per diluted common share, for the three months ended September 30, 2024 and 2023, respectively. Net income attributable to Humana was $1.9 billion, or $15.72 per diluted common share, and $3.0 billion, or $24.26 per diluted common share, for the nine months ended September 30, 2024, and 2023, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, charges associated with value creation initiatives, transaction and integration costs and an accrual related to certain anticipated litigation expenses. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2024 and 2023 quarter and period:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(in millions)
Consolidated income before income taxes and equity in net earnings:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$(59)	$35	$141	$141
Transaction and integration costs	—	—	—	(47)
Value creation initiatives	55	52	151	52
Accrual related to certain anticipated litigation expenses	—	15	—	105
Total	$(4)	$102	$292	$251

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$(0.49)	$0.28	$1.17	$1.13
Transaction and integration costs	—	—	—	(0.38)
Value creation initiatives	0.45	0.42	1.25	0.42
Accrual related to certain anticipated litigation expenses	—	0.12	—	0.84
Net tax impact of transactions	0.01	(0.18)	(0.56)	(0.57)
Total	$(0.03)	$0.64	$1.86	$1.44

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

Comparison of Results of Operations for 2024 and 2023
The following discussion primarily deals with our results of operations for the three months ended September 30, 2024, or the 2024 quarter, the three months ended September 30, 2023, or the 2023 quarter, the nine months ended September 30, 2024, or the 2024 period, and the nine months ended September 30, 2023, or the 2023 period.

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2024 vs 2023		Nine months ended September 30, 2024 vs 2023
	2024	2023	2024	2023	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$27,951	$25,099	$84,354	$76,144	$2,852	11.4%	$8,210	10.8%
Services:
Insurance	226	257	715	730	(31)	(12.1)%	(15)	(2.1)%
CenterWell	877	759	2,550	2,263	118	15.5%	287	12.7%
Total services revenue	1,103	1,016	3,265	2,993	87	8.6%	272	9.1%
Investment income	343	308	929	775	35	11.4%	154	19.9%
Total revenues	29,397	26,423	88,548	79,912	2,974	11.3%	8,636	10.8%
Operating expenses:
Benefits	25,120	21,745	75,283	65,612	3,375	15.5%	9,671	14.7%
Operating costs	3,339	3,271	9,529	9,361	68	2.1%	168	1.8%
Depreciation and amortization	210	201	631	578	9	4.5%	53	9.2%
Total operating expenses	28,669	25,217	85,443	75,551	3,452	13.7%	9,892	13.1%
Income from operations	728	1,206	3,105	4,361	(478)	(39.6)%	(1,256)	(28.8)%
Interest expense	169	114	496	347	55	48.2%	149	42.9%
Other (income) expense, net	(92)	(6)	26	40	86	1,433.3%	(14)	(35.0)%
Income before income taxes and equity in net earnings	651	1,098	2,583	3,974	(447)	(40.7)%	(1,391)	(35.0)%
Provision for income taxes	155	256	629	911	(101)	(39.5)%	(282)	(31.0)%
Equity in net losses	(16)	(12)	(57)	(39)	4	33.3%	18	46.2%
Net income	$480	$830	$1,897	$3,024	$(350)	(42.2)%	$(1,127)	(37.3)%
Diluted earnings per common share	$3.98	$6.71	$15.72	$24.26	$(2.73)	(40.7)%	$(8.54)	(35.2)%
Benefit ratio (a)	89.9%	86.6%	89.2%	86.2%		3.3%		3.0%
Operating cost ratio (b)	11.5%	12.5%	10.9%	11.8%		(1.0)%		(0.9)%
Effective tax rate	24.4%	23.5%	24.9%	23.1%		0.9%		1.8%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $2.9 billion, or 11.4%, from $25.1 billion in the 2023 quarter to $28.0 billion in the 2024 quarter and increased $8.2 billion, or 10.8%, from $76.1 billion in the 2023 period to $84.4 billion in the 2024 period primarily due to higher per member Medicare premiums as well as Medicare Advantage and state-based contracts membership growth. These factors were partially offset by the continued decline in our group commercial medical and stand-alone PDP membership.

Services Revenue
Consolidated services revenue increased $87 million, or 8.6%, from $1.0 billion in the 2023 quarter to $1.1 billion in the 2024 quarter and increased $272 million, or 9.1%, from $3.0 billion in the 2023 period to $3.3 billion in the 2024 period primarily due to higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Investment Income
Investment income increased $35 million, or 11.4%, from $308 million in the 2023 quarter to $343 million in the 2024 quarter and increased $154 million, or 19.9%, from $775 million in the 2023 period to $929 million in the 2024 period primarily due to increase in interest income on our debt securities.
Benefit Expense
Consolidated benefits expense increased $3.4 billion, or 15.5%, from $21.7 billion in the 2023 quarter to $25.1 billion in the 2024 quarter and increased $9.7 billion, or 14.7%, from $65.6 billion in the 2023 period to $75.3 billion in the 2024 period. The consolidated benefit ratio increased 330 basis points from 86.6% for the 2023 quarter to 89.9% for the 2024 quarter and increased 300 basis points from 86.2% for the 2023 period to 89.2% for the 2024 period primarily due to the continued impact of elevated Medicare Advantage and state-based contracts medical cost trends in the 2024 quarter and period. The elevated medical cost trend was partially offset by the impact of the pricing and benefit design of our 2024 Medicare Advantage products, which included a reduction in member benefits in response to the net impact of the 2024 final rate notice and the initial emergence of increased medical cost trends in 2023. Further, the year-over-year comparisons continue to reflect a shift in line of business mix, with growth in Medicare Advantage and state-based contracts and other membership, which can carry a higher benefit ratio.
Consolidated benefits expense included $24 million of favorable prior-period medical claims reserve development in the 2024 quarter and $4 million of favorable prior-period medical claims development in the 2023 quarter. Consolidated benefits expense included $693 million of favorable prior-period medical claims reserve development in the 2024 period and $758 million of favorable prior-period medical claims reserve development in the 2023 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 10 basis points in the 2024 quarter and did not impact the consolidated benefit ratio in the 2023 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 80 basis points in the 2024 period and decreased the consolidated benefit ratio by approximately 100 basis points in the 2023 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $68 million, or 2.1%, from $3.3 billion in the 2023 quarter to $3.3 billion in the 2024 quarter and increased $168 million, or 1.8%, from $9.4 billion in the 2023 period to $9.5 billion in the 2024 period. The consolidated operating cost ratio decreased 100 basis points from 12.5% for the 2023 quarter to 11.5% for the 2024 quarter and decreased 90 basis points from 11.8% for the 2023 period to 10.9% for the 2024 period primarily due to scale efficiencies associated with growth in our Medicare Advantage membership, administrative cost efficiencies resulting from our value creation initiatives, lower impact of commission expense for brokers in 2024 compared to 2023 as a result of significant individual Medicare Advantage membership growth in 2023, and the impact of the accrued charge related to certain anticipated litigation expenses included in the 2023 quarter and period results. These factors were partially offset by the impact from charges related to value creation initiatives in the 2024 quarter and period.
Depreciation and Amortization
Depreciation and amortization increased $9 million, or 4.5%, from $201 million in the 2023 quarter to $210 million in the 2024 quarter and increased $53 million, or 9.2%, from $578 million in the 2023 period to $631 million in the 2024 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $55 million, or 48.2%, from $114 million in the 2023 quarter to $169 million in the 2024 quarter and increased $149 million, or 42.9%, from $347 million in the 2023 period to $496 million in the 2024 period primarily due to increase in interest rates and higher average debt balances.
Income Taxes
The effective income tax rate was 24.4% and 23.5% for the three months ended September 30, 2024, and 2023, respectively, and 24.9% and 23.1% for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year increase in the effective income tax rate is primarily due to a change in the mix of current year earnings between our Insurance segment and our CenterWell health services segment, as our CenterWell health services segment is subject to a higher effective tax rate than our Insurance segment. In addition, the prior year income tax rate was favorably impacted by the recognition of a non-taxable gain.

Insurance Segment

	September 30,		Change
	2024	2023	Members	%
Membership:
Individual Medicare Advantage	5,659,200	5,374,400	284,800	5.3%
Group Medicare Advantage	546,700	510,300	36,400	7.1%
Medicare stand-alone PDP	2,315,700	2,885,800	(570,100)	(19.8)%
Total Medicare	8,521,600	8,770,500	(248,900)	(2.8)%
Medicare Supplement	357,300	299,400	57,900	19.3%
Commercial fully-insured	25,900	409,300	(383,400)	(93.7)%
State-based contracts and other	1,446,100	1,264,600	181,500	14.4%
Military services	5,984,800	5,935,400	49,400	0.8%
Commercial ASO	22,400	284,300	(261,900)	(92.1)%
Total Medical Membership	16,358,100	16,963,500	(605,400)	(3.6)%
Total Specialty Membership (a)	4,566,800	4,964,300	(397,500)	(8.0)%
(a) We provide a full range of insured specialty products including dental, vision, and life insurance benefits marketed to individuals and groups. Members included in these products may not be unique to each product since members have the ability to enroll in a medical product and one or more specialty products.

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2024 vs 2023		Nine months ended September 30, 2024 vs 2023
	2024	2023	2024	2023	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$21,856	$19,637	$66,519	$59,195	$2,219	11.3%	$7,324	12.4%
Group Medicare Advantage	1,913	1,695	5,840	5,192	218	12.9%	648	12.5%
Medicare stand-alone PDP	721	493	2,409	1,677	228	46.2%	732	43.6%
Total Medicare	24,490	21,825	74,768	66,064	2,665	12.2%	8,704	13.2%
Commercial fully-insured	85	842	493	2,810	(757)	(89.9)%	(2,317)	(82.5)%
Specialty benefits	238	252	717	758	(14)	(5.6)%	(41)	(5.4)%
Medicare Supplement	217	185	620	546	32	17.3%	74	13.6%
State-based contracts and other	2,921	1,995	7,756	5,966	926	46.4%	1,790	30.0%
Total premiums revenue	27,951	25,099	84,354	76,144	2,852	11.4%	8,210	10.8%
Commercial ASO	12	55	44	190	(43)	(78.2)%	(146)	(76.8)%
Military services and other	214	202	671	540	12	5.9%	131	24.3%
Services revenue	226	257	715	730	(31)	(12.1)%	(15)	(2.1)%
Total premiums and services revenue	$28,177	$25,356	$85,069	$76,874	$2,821	11.1%	$8,195	10.7%
Income from operations	$274	$722	$1,935	$3,080	$(448)	(62.0)%	$(1,145)	(37.2)%
Benefit ratio	90.6%	87.6%	89.8%	86.8%		3.0%		3.0%
Operating cost ratio	9.2%	10.4%	8.6%	9.9%		(1.2)%		(1.3)%

Income from operations
Insurance segment income from operations decreased $0.4 billion, or 62.0%, from $0.7 billion in the 2023 quarter to $0.3 billion in the 2024 quarter and decreased $1.1 billion, or 37.2%, from $3.1 billion in the 2023 period to $1.9 billion in the 2024 period primarily due to the same factors impacting the segment's higher benefit ratio partially offset by the lower operating cost ratio as more fully described below.
Enrollment
Individual Medicare Advantage membership increased 284,800 members, or 5.3%, from September 30, 2023 to September 30, 2024 primarily due to membership additions associated with the previous Annual Election Period, or AEP. Individual Medicare Advantage membership includes 939,600 D-SNP members as of September 30, 2024, a net increase of 71,600 D-SNP members, or 8.2%, from 868,000 D-SNP members as of September 30, 2023.
Group Medicare Advantage membership increased 36,400 members, or 7.1%, from September 30, 2023 to September 30, 2024 primarily due to growth in small and medium group accounts.
Medicare stand-alone PDP membership decreased 570,100 members, or 19.8%, from September 30, 2023 to September 30, 2024 primarily due to continued intensified competition for Medicare stand-alone PDP offerings.
State-based contracts and other membership increased 181,500 members, or 14.4%, from September 30, 2023 to September 30, 2024 primarily reflecting the impact of membership additions associated with the implementation of new contracts partially offset with membership loss as a result of the public health of emergency unwind.

Commercial fully-insured medical membership decreased 383,400 members, or 93.7%, from September 30, 2023 to September 30, 2024 and commercial ASO medical membership decreased 261,900 members, or 92.1%, from September 30, 2023 to September 30, 2024. These decreases reflect our planned exit of the Employer Group Commercial Medical Products business, which includes all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. We anticipate the exit of this line of business to be finalized in the first half of 2025.
Specialty membership decreased 397,500 members, or 8.0%, from September 30, 2023 to September 30, 2024 primarily due to non-renewal of dental and vision plans as a result of exit from the Employer Group Commercial Medical Products business partially offset by growth in dental and vision plans as a result of Medicare Advantage enrollment.

Premiums Revenue
Insurance segment premiums revenue increased $2.9 billion, or 11.4%, from $25.1 billion in the 2023 quarter to $28.0 billion in the 2024 quarter and increased $8.2 billion, or 10.8%, from $76.1 billion in the 2023 period to $84.4 billion in the 2024 period primarily due to higher per member Medicare premiums as well as Medicare Advantage and state-based contracts membership growth. These factors were partially offset by the continued decline in our group commercial medical and stand-alone PDP membership.
Services Revenue
Insurance segment services revenue decreased $31 million, or 12.1%, from $257 million in the 2023 quarter to $226 million in the 2024 quarter and decreased $15 million, or 2.1%, from $730 million in the 2023 period to $715 million in the 2024 period.

Benefits Expense
The Insurance segment benefit ratio increased 300 basis points from 87.6% for the 2023 quarter to 90.6% for the 2024 quarter and increased 300 basis points from 86.8% for the 2023 period to 89.8% for the 2024 period primarily due to the continued impact of elevated Medicare Advantage and state-based contracts medical cost trends in the 2024 quarter and period. The elevated medical cost trend was partially offset by the impact of the pricing and benefit design of our 2024 Medicare Advantage products, which included a reduction in member benefits in response to the net impact of the 2024 final rate notice and the initial emergence of increased medical cost trends in 2023. Further, the year-over-year comparisons continue to reflect a shift in line of business mix, with growth in Medicare Advantage and state-based contracts and other membership, which can carry a higher benefit ratio.
Operating Costs
The Insurance segment operating cost ratio decreased 120 basis points from 10.4% for the 2023 quarter to 9.2% for the 2024 quarter and decreased 130 basis points from 9.9% for the 2023 period to 8.6% for the 2024 period primarily due to scale efficiencies associated with growth in our individual Medicare Advantage membership, administrative cost efficiencies resulting from our value creation initiatives, lower impact of commission expense for brokers in 2024 compared to 2023 as a result of significant individual Medicare Advantage membership growth in 2023, and the impact of the accrued charge related to certain anticipated litigation expenses included in the 2023 quarter and period results.

CenterWell Segment

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2024 vs 2023		Nine months ended September 30, 2024 vs 2023
	2024	2023	2024	2023	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$326	$342	$996	$997	$(16)	(4.7)%	$(1)	(0.1)%
Pharmacy solutions	232	203	672	661	29	14.3%	11	1.7%
Primary care	319	214	882	605	105	49.1%	277	45.8%
Total services revenue	877	759	2,550	2,263	118	15.5%	287	12.7%
Intersegment revenues:
Home solutions	525	453	1,509	1,088	72	15.9%	421	38.7%
Pharmacy solutions	2,701	2,594	7,963	7,848	107	4.1%	115	1.5%
Primary care	938	854	2,784	2,496	84	9.8%	288	11.5%
Total intersegment revenues	4,164	3,901	12,256	11,432	263	6.7%	824	7.2%
Total services and intersegment revenues	$5,041	$4,660	$14,806	$13,695	$381	8.2%	$1,111	8.1%
Income from operations	$382	$400	$1,002	$1,017	$(18)	(4.5)%	$(15)	(1.5)%
Operating cost ratio	91.3%	90.3%	92.1%	91.5%		1.0%		0.6%

Income from operations
CenterWell income from operations decreased $18 million, or 4.5%, from $400 million in the 2023 quarter to $382 million in the 2024 quarter and decreased $0.02 billion, or 1.5%, from $1.02 billion in the 2023 period to $1.00 billion in the 2024 period primarily due to the same factors impacting the segment's operating cost ratio as more fully described below.
Services Revenue
CenterWell services revenue increased $118 million, or 15.5%, from $759 million in the 2023 quarter to $877 million in the 2024 quarter and increased $0.3 billion, or 12.7%, from $2.3 billion in the 2023 period to $2.6 billion in the 2024 period primarily due to higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Intersegment Revenue
CenterWell intersegment revenues increased $0.3 billion, or 6.7%, from $3.9 billion in the 2023 quarter to $4.2 billion in the 2024 quarter and increased $0.8 billion, or 7.2%, from $11.4 billion in the 2023 period to $12.3 billion in the 2024 period primarily due to greater intersegment revenues associated with the home solutions business in the 2024 quarter and period as compared to the 2023 quarter and period as a result of the expansion of the value-based home care model, higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision, as well as an increase in pharmacy solutions revenues resulting from growth in the specialty pharmacy business, driven by increased penetration of Humana health plan members and payor agnostic consumers.

Operating Costs
The CenterWell segment operating cost ratio increased 100 basis points from 90.3% for the 2023 quarter to 91.3% for the 2024 quarter and increased 60 basis points from 91.5% for the 2023 period to 92.1% for the 2024 period primarily due to the unfavorable impact of the v28 risk model revision to the primary care business partially offset by administrative cost efficiencies resulting from our value creation initiatives and positive prior-period medical claims reserve development within the Primary Care Organization.
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
Cash and cash equivalents increased to approximately $5.1 billion at September 30, 2024 from $4.7 billion at December 31, 2023. The change in cash and cash equivalents for the nine months ended September 30, 2024 and 2023 is summarized as follows:

	Nine Months Ended
	2024	2023
	(in millions)
Net cash provided by operating activities	$3,494	$11,115
Net cash used in investing activities	(2,889)	(2,610)
Net cash provided by financing activities	(183)	1,582
Increase in cash and cash equivalents	$422	$10,087
Cash Flow from Operating Activities
Cash flows provided by operations of $3.5 billion in the 2024 period decreased $7.6 billion from cash flows provided by operations of $11.1 billion in the 2023 period. Our operating cash flows for the 2023 period were significantly impacted by the early receipt of the Medicare premium remittance of $7.1 billion in September 2023 because the payment date for October 2023 fell on a weekend. Generally, when the first day of a month falls on a weekend or holiday, with the exception of January 1 (New Year's Day), we receive this payment at the end of the previous month. This also resulted in an increase to unearned revenues in our condensed consolidated balance sheet at September 30, 2023. The 2024 period does not include an early receipt of the Medicare premium remittance. Our operating cash flows for the 2024 period also reflect lower earnings compared to the 2023 period, partially offset by the favorable impact of working capital items in the 2024 period.
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
The detail of total net receivables at September 30, 2024 and December 31, 2023 and reconciliation to cash flow for the nine months ended September 30, 2024 and 2023 was as follows:

	September 30, 2024	December 31, 2023	2024 Period Change	2023 Period Change
	(in millions)
Medicare	$1,289	$1,426	$(137)	$33
Commercial and other	753	549	204	96
Military services	195	148	47	24
Allowances	(93)	(88)	(5)	(3)
Total net receivables	$2,144	$2,035	$109	$150
Reconciliation to cash flow statement:
Receivables acquired			—	(24)
Change in receivables per cash flow statement			$109	$126

The changes in Medicare receivables for both the 2024 period and the 2023 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
During the 2024 period and 2023 period, we acquired various businesses for approximately $37 million and $223 million, net of cash and cash equivalents received, respectively.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $421 million in the 2024 period and $721 million in the 2023 period.
Net purchases of investment securities were $2.4 billion and $1.7 billion in the 2024 period and 2023 period, respectively.
Cash Flow from Financing Activities
Claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $0.6 billion in the 2024 period and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $2.5 billion in the 2023 period.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $75 million and $28 million in the 2024 and 2023 periods, respectively.
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
In August 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, our $600 million aggregate principal amount of 3.950% senior notes maturing in March 2027, our $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029, and our $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 during the period beginning on August 7, 2023 and ending on November 15, 2023. For the nine months ended September 30, 2023, we repurchased $213 million principal amount of these senior notes for approximately $196 million cash.
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
In March 2023, we issued $500 million of 5.700% unsecured senior notes due March 13, 2026 and $750 million of 5.500% unsecured senior notes due March 15, 2053. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.2 billion. We used the net proceeds to repay outstanding amounts under our $500 million Delayed Draw Term Loan. The remaining net proceeds will be used for general corporate purposes, which include the repayment of existing indebtedness, including borrowings under our commercial paper program
Net repayments from the issuance of commercial paper were $895 million in the 2024 period and net proceeds from the issuance of commercial paper were $1.6 billion in the 2023 period. The maximum principal amount outstanding at any one time during the 2024 period was $2.7 billion.
We repurchased common shares for $750 million and $980 million in the 2024 period and 2023 period, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $18 million and $31 million in the 2024 period and 2023 period, respectively.
We paid dividends to stockholders of $323 million and $320 million during the 2024 period and 2023 period, respectively.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2024 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $609 million at September 30, 2024 compared to $510 million at December 31, 2023. This increase primarily reflects working capital changes, net proceeds from the issuance of senior notes and commercial paper, proceeds from the sale and maturities of investment securities, dividends from insurance subsidiaries and cash from certain non-insurance subsidiaries within our CenterWell segment partially offset by common stock repurchases, repayment of maturing senior notes, repayment of borrowings under the commercial paper program, purchases of investment securities, capital expenditures, capital contributions to certain subsidiaries, cash dividends to shareholders and acquisitions. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2024, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $13.5 billion, which exceeded aggregate minimum regulatory requirements of $10.6 billion. The amount of ordinary dividends paid to our parent company was approximately $0.5 billion during the nine months ended September 30, 2024. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at September 30, 2024. Our net unrealized position decreased $448 million from a net unrealized loss position of $1,294 million at December 31, 2023 to a net unrealized loss position of $846 million at September 30, 2024. At September 30, 2024, we had gross unrealized losses of $998 million on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. There were no material credit allowances during the nine months ended September 30, 2024. While we believe that these securities in an unrealized loss will recover in value over time and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.3 years as of September 30, 2024 and 3.0 years as of December 31, 2023. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $803 million at September 30, 2024.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2024.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and the risk factor set forth below.
The number of our Medicare Advantage plans rated 4-star or higher are expected to significantly decline in 2025. We have filed a lawsuit seeking to set aside and vacate the 2025 Star Ratings of our Medicare Advantage plans, but there is no assurance that we will prevail in this lawsuit. If we are not successful the decline in our Star Ratings may negatively impact our 2026 quality bonus payments from CMS and may also significantly adversely affect our revenues, operating results, and cash flows.
Based on 2025 Medicare Advantage Star Ratings released by CMS in October 2024, approximately 25% of our Medicare Advantage members are currently enrolled in plans rated 4-star or higher for 2025, as compared to 94% based on our 2024 Star Ratings. We have filed a lawsuit that, among other things, seeks to set aside and vacate the 2025 Star Ratings for our Medicare Advantage plans, but there is no assurance that we will prevail in the lawsuit. If we are not successful the decline in our Star Ratings performance for 2025 may negatively impact our 2026 quality bonus payments from CMS and may also significantly adversely affect our revenues, operating results, and cash flows. Please see “Legal Proceedings and Certain Regulatory Matters” in Note 13 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q for a description of the lawsuit.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 2024	1,148	$375.21	1,148	$2,926,243,841
August 2024	—	—	—	2,926,243,841
September 2024	—	—	—	2,926,243,841
Total	1,148	$375.21	1,148

(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.93 billion as of October 29, 2024.
(2)Excludes 0.05 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6:     Exhibits

3(i)
Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, the correction of March 23, 1992, and the amendment dated April 24, 2024 (incorporated herein by reference to Exhibit 3(i) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2024 and December 31, 2023; (ii) the Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	October 30, 2024	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)