Form 10-K
period 2024-12-31
HUMANA INC
filed 2025-02-20
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2024 was $45,549,515,606 calculated using the average price on June 30, 2024 of $379.29 per share.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2025 was 120,644,737.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 17, 2025. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

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
As of December 31, 2024, we had approximately 16 million members in our medical benefit plans, as well as approximately 5 million members in our specialty products. During 2024, 85% of our total premiums and services revenue were derived from contracts with the federal government, including 14% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provide health insurance coverage to approximately 924,800 members as of December 31, 2024.
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
This Annual Report on Form 10-K, or 2024 Form 10-K, contains both historical and forward-looking information. See Part I, Item 1A, "Risk Factors" of this Form 10-K for a description of a number of factors that may adversely affect our results or business.

Business Segments
Our two reportable segments, Insurance and CenterWell, are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers. Our Chief Executive Officer, the Chief Operating Decision Maker, utilizes these segment groupings and results of each segment, measured by income (loss) from operations, to assess performance and allocate resources primarily during our annual budget process and periodic forecast updates. For additional information on our business segments and segment financial information, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
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

Our Insurance Segment Products
The Insurance segment is comprised of insurance products serving Medicare and state-based contract beneficiaries, as well as individuals and employers. The segment also includes our Pharmacy Benefit Manager, or PBM, business. These products are described in the discussion that follows.

The following table presents our premiums and services revenue for the Insurance segment by product for the year ended December 31, 2024:

	Insurance Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$88,019	75.6%
Group Medicare Advantage	7,731	6.6%
Medicare stand-alone PDP	3,137	2.7%
Total Medicare	98,887	84.9%
Commercial fully-insured	501	0.4%
Specialty benefits	955	0.8%
Medicare Supplement	846	0.7%
State-based contracts and other	10,915	9.4%
Total premiums revenue	112,104	96.2%
Services:
Commercial ASO	50	—%
Military services and other	916	0.8%
Services revenue	966	0.8%
Total Insurance segment premiums and services revenue	$113,070	97.0%

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
At December 31, 2024, we provided health insurance coverage under CMS contracts to approximately 5,661,800 individual Medicare Advantage members, including approximately 924,800 members in Florida. These

Florida contracts accounted for premiums revenue of approximately $16.4 billion, which represented approximately 19% of our individual Medicare Advantage premiums revenue, or 14% of our consolidated premiums and services revenue for the year ended December 31, 2024.
Our individual Medicare Advantage products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2025, and all of our product offerings filed with CMS for 2025 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Walmart Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the audited Consolidated Financial Statements included in Item 8. – Financial Statements and Supplementary Data, titled “Receivables and Revenue Recognition.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2025, and all of our product offerings filed with CMS for 2025 have been approved.
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

State-based Contracts
Through our state-based contracts, we serve members enrolled in Medicaid, a program funded by both the federal and state governments and administered by states to care for their most vulnerable populations. Within federal guidelines, states determine whom to cover, but general categories for traditional Medicaid programs include children and parents; Aged, Blind, and Disabled (ABD) individuals; and Medicaid Expansion adults. Through Medicaid Managed Long-Term Support Services (MLTSS) programs, states offer programs to deliver support services to people who receive home and community or institution-based services for long-term care.

We have contracts in multiple states to serve Medicaid-eligible members, including Florida, Kentucky, Illinois, Indiana, Louisiana, Ohio, Oklahoma, South Carolina and Wisconsin.
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

Specialty

We sell specialty and ancillary insurance benefits consisting of dental, vision, life and disability to employer groups. In addition, we sell dental and vision specialty insurance benefits to individuals.

Commercial Fully-Insured and ASO

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

For in-force group commercial medical customers and members, our commercial products included a broad spectrum of major medical benefits with multiple in-network coinsurance levels and annual deductible choices that employers of all sizes offered to their employees on either a fully-insured, through HMO, PPO, or POS plans, or self-funded basis. Our plans integrated clinical programs, plan designs, communication tools, and spending accounts.

Our ASO products were offered to small group and large group employers who self-insured their employee health plans. We received fees to provide administrative services which generally included the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded employers. These products might have included all of the same benefit and product design characteristics of our fully-insured HMO, PPO, or POS products described previously. Under ASO contracts, self-funded employers generally retained the risk of financing the costs of health benefits, with large group customers retaining a greater share and small group customers a smaller share of the cost of health benefits. All small group ASO customers and many large group ASO customers purchased stop loss insurance coverage from us to cover catastrophic claims or to limit aggregate annual costs.

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

We delivered services under the T2017 East Region contract from commencement on January 1, 2018 through expiration on December 31, 2024. The T2017 East Region contract comprised 32 states and approximately 6 million TRICARE beneficiaries. In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the updated TRICARE East Region by the Defense Health Agency of the DoD. The T-5 East Region contract commenced on January 1, 2025 and comprises 24 states, and Washington D.C., and approximately 4.6 million beneficiaries. The transition period for the T-5 contract began in January 2024 and overlapped the final year of the T2017 contract. The length of the contract is one transition year followed by eight annual option periods, which, if all options are exercised, would result in a total contract length of nine years.

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
The following table presents our services revenue for the CenterWell segment by line of business for the year ended December 31, 2024:

	CenterWell Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenues:
Home solutions	$2,050	n/a
Pharmacy solutions	10,724	n/a
Primary care	3,697	n/a
Total intersegment revenues	$16,471	n/a
External services revenue:
Home solutions	$1,313	1.1%
Pharmacy solutions	904	0.8%
Primary care	1,248	1.1%
Total external services revenue	$3,465	3.0%
n/a – not applicable

Pharmacy Solutions
Our pharmacy solutions business includes the operations of CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and other retail pharmacies located within CenterWell Primary Care clinics for brand, generic, specialty drugs, over the counter medications and supplies, as well as hospice pharmacy drugs.

Primary Care
We operate full-service, value-based senior focused primary care centers in a number of states, including Georgia, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia staffed by primary care providers and medical specialists with a primary focus on the senior population under our Primary Care Organization, or PCO. PCO operates these clinics primarily under the Conviva Senior Primary Care and CenterWell Senior Primary Care brands. Our primary care subsidiaries operate our medical center business through both employed physicians and care providers, and through third-party management service organizations with whom we contract to arrange for and manage certain clinical services. PCO currently operates 344 primary care clinics and employs approximately 1,000 primary care providers. PCO serves approximately 390,500 patients, primarily under risk sharing arrangements with Humana Medicare Advantage health plans, third-party Medicare Advantage health plans and CMS administered risk sharing arrangements for Original Medicare.

 PCO also operates a Medical Services Organization, or MSO, through Conviva and CenterWell that coordinates medical care for Medicare Advantage beneficiaries across multiple states. This MSO provides resources in care coordination, financial risk management, clinical integration and patient engagement that help physicians improve the patient experience as well as care outcomes. PCO’s MSO collaborates with physicians, medical groups and integrated delivery systems to successfully transition to value-based care by engaging, partnering and offering practical services and solutions.

In 2020, our Primary Care Organization entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. In May 2022, we established a second strategic partnership with WCAS to develop additional centers between 2023 and 2025. As of December 31, 2024, there were 133 primary care clinics operating under the partnership and we have capacity to open or acquire up to approximately 20 additional centers through the existing partnership agreements. For additional information, refer to Note 4 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Home Solutions
CenterWell Home Health
We operate CenterWell Home Health, one of the nation's largest home health providers, through which we are actively involved in the care management of our customers with the greatest needs via in-home care. CenterWell Home Health has locations in 40 states, providing extensive geographic coverage with approximately 65% overlap with our individual Medicare Advantage membership. Our home solutions geographic scale and clinical breadth provides the opportunity to offer care beyond our health plan members. Through the integration of these home health operations, we are focused on accelerating clinical innovation and the development and roll out of a value-based operating model at scale, more closely aligning incentives to focus on improving patient outcomes and reducing the total cost of care. This is critical to deploying a value-based, advanced home health model at scale that makes it easier for patients and providers to benefit from our full continuum of home-based capabilities, leveraging the best channel to deliver the right care needed at the right time.

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
Hospice
On August 11, 2022, we completed the sale of a 60% interest in Gentiva (formerly Kindred) Hospice, to Clayton, Dubilier & Rice, or CD&R. Upon closing, Gentiva Hospice was restructured into a new stand-alone company. We continue to own approximately 35% minority ownership in Gentiva Hospice operations. For additional information on the sale of Gentiva Hospice, refer to Note 3 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Insurance Medical Membership
The following table summarizes total insurance medical membership (in thousands) at December 31, 2024, by market and product:

	Insurance Medical Membership
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts and other	Commercial fully-insured	Commercial ASO	Military services	Total	Percent of Total
Florida	924.8	11.3	113.2	20.2	580.2	0.3	0.1	—	1,650.1	10.10%
Texas	470.6	5.0	145.8	44.8	—	—	—	—	666.2	4.10%
North Carolina	321.8	174.3	78.6	6.1	—	—	—	—	580.8	3.60%
Georgia	338.7	2.9	67.4	14.2	—	—	—	—	423.2	2.60%
Kentucky	132.6	74.3	200.8	13.0	148.9	—	3.1	—	572.7	3.50%
Ohio	213.1	17.3	73.3	28.4	186.4	—	—	—	518.5	3.20%
Tennessee	209.4	13.5	74.5	8.7	47.0	—	—	—	353.1	2.20%
Illinois	206.3	38.3	74.7	8.2	14.1	—	—	—	341.6	2.10%
Louisiana	212.4	10.5	41.2	3.8	148.7	—	—	—	416.6	2.50%
California	119.3	4.2	134.8	26.9	0.1	—	—	—	285.3	1.70%
Oklahoma	77.4	3.4	47.4	5.7	186.1	—	—	—	320.0	2.00%
Indiana	158.9	20.8	55.7	12.6	35.0	—	—	—	283.0	1.70%
South Carolina	208.0	0.5	32.7	8.1	33.5	—	—	—	282.8	1.70%
Virginia	185.1	2.7	73.8	6.9	—	—	—	—	268.5	1.60%
New York	142.1	9.7	56.2	8.0	—	—	—	—	216.0	1.30%
Michigan	174.5	30.2	53.0	7.2	—	—	1.6	—	266.5	1.60%
Wisconsin	81.8	6.1	59.6	6.0	55.3	—	—	—	208.8	1.30%
Mississippi	142.9	0.4	49.8	5.1	—	—	—	—	198.2	1.20%
Pennsylvania	99.0	9.7	74.3	10.2	14.2	—	—	—	207.4	1.30%
Arizona	131.2	0.3	48.2	7.6	—	—	—	—	187.3	1.10%
TRICARE	—	—	—	—	—	—	—	6,009.1	6,009.1	36.80%
Others	1,111.9	110.3	733.2	125.6	10.4	—	—	—	2,091.4	12.80%
Totals	5,661.8	545.7	2,288.2	377.3	1,459.9	0.3	4.8	6,009.1	16,347.1	100.0%
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
We typically contract with hospitals on either (1) a per diem rate, which is an all-inclusive rate per day, (2) a case rate for diagnosis-related groups (DRG), which is an all-inclusive rate per admission, or (3) a discounted charge for inpatient hospital services. Outpatient hospital services generally are contracted at a flat rate by type of service, ambulatory payment classifications, or APCs, or at a discounted charge. APCs are similar to flat rates except multiple services and procedures may be aggregated into one fixed payment. These contracts are often multi-year agreements. Outpatient surgery centers and other ancillary providers typically are contracted at flat rates per service provided or are reimbursed based upon a nationally recognized fee schedule such as the Medicare allowable fee schedule.
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
The terms of our contracts with hospitals and physicians may also vary between Medicare and Medicaid business. A significant portion of our Medicare network contracts, including those with both hospitals and physicians, are tied to Medicare reimbursement levels and methodologies.

Capitation
We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. For some of our medical membership, we share risk with providers under capitation contracts where physicians and hospitals accept varying levels of financial risk for a defined set of membership. Under the typical capitation arrangement, we prepay these providers a monthly fixed-fee per member, known as a capitation (per capita) payment, to cover all or a defined portion of the benefits provided to the capitated member.
We believe these value-based arrangements represent a key element of our integrated care delivery model at the core of our strategy. Our health plan subsidiaries may enter into these value-based arrangements with third-party providers or our owned provider subsidiaries.
At December 31, 2024, approximately 2,361,500 members, or 14.4%, of our medical membership, were covered under shared risk value-based arrangements, which provide all member benefits, including 2,114,900 individual Medicare Advantage members, or 38.0%, of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and measure the financial performance of our capitated providers and require guarantees in certain instances. However, we delegated claim processing functions under capitation arrangements covering approximately 304,400 members, including 303,500 individual Medicare Advantage members, or 14.4%, of the 2,114,900 individual Medicare Advantage members covered under shared risk value-based contracts at December 31, 2024, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $3.6 billion, or 3.6%, of total benefits expense, for the year ended December 31, 2024. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.

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
NCQA reviews our compliance based on standards for quality improvement, population health management, credentialing, utilization management, network management, and member experience. We have achieved and maintained NCQA health plan accreditation in many of our Medicare and Medicaid markets. Humana’s pharmacy organization is accredited by URAC.

Sales and Marketing
We use various methods to market our products, including television, radio, the Internet, telemarketing, wholesale distributors (general agencies) and direct mailings.

At December 31, 2024, we employed approximately 1,100 sales representatives, as well as approximately 2,700 telemarketing representatives who assisted in the marketing of Medicare products, including Medicare Advantage and PDP, and specialty products in our Insurance segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Walmart Inc., or Walmart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

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

Human Capital Management
Our associates are essential to our success in delivering on our core strategy, and creating positive healthcare experiences for our members. We are committed to recruiting, developing, and retaining strong and diverse teams. As of December 31, 2024, we had approximately 65,680 associates.
Our Culture, Engagement and Approach to Work

We believe that our members’ experience is linked to our associates’ experience and that engaged, productive associates are the key to building a healthy company and a caring environment where our associates go above and beyond for our members, driving innovation, and offering fulfilling experiences that incentivizes them to stay with us over the long-term. We provide opportunities for our associates to add to their personal well-being experiences that go beyond health to enhance their individual need for purpose, belonging and security. With an average tenure of 7 years at our Company, our associates’ loyalty reflects our culture and commitment to growth. We believe that voluntary turnover rate (VTR) is an important indicator of workforce satisfaction as we strive for our associates to choose us over other opportunities. During 2024, our VTR was 14.4%, representing an increase from 13.4% in 2023.

We regularly measure our success and seek opportunities to advance engagement through an Annual Engagement Survey, or AES, and continuous listening campaigns. Continuous listening involves our proactive solicitation, analysis and response to associate feedback throughout the year by using pulse surveys. By regularly surveying samples of our workforce, we are able to continuously assess our effectiveness and act when needed, which in turn helps to strengthen our culture and support associate engagement. We aim to conduct a confidential, third-party administered AES on an annual basis and encourage all of our associates to participate. The AES is an in-depth survey covering eighteen dimensions that align to the Company’s strategy and employee engagement. We aggregate survey results, provide them to our entire associate population and encourage leaders to use the information to create open, honest action plans with their teams to build upon our collective engagement.

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

Financial
•Competitive base pay, with additional incentive, supplemental, and/or recognition pay	•Short - and long-term disability insurance
•Tuition assistance program
•401(k) retirement savings plans with Company match program	•Paid internship
•Charitable gift matching program
•Health savings account (HSA) and flexible savings account (FSA) contributions	•Comprehensive financial well-being programs and support, including an employer-sponsored personal emergency savings account with matching funds from the Company
•Life insurance
Health
•Medical, dental and vision benefits	•On-site health and fitness centers
•Supplemental health benefits	•On-site health screenings and vaccinations
•Long-term care insurance	•Weekly paid well-being time
•Whole-person well-being and rewards programs and platform	•On-demand fitness classes, nutritional education through teaching kitchens, and digital coaching apps
•Incentives for engaging in well-being programs
Life
•Paid time off, paid holidays, paid volunteer time off and jury duty pay	•Mental health support, including our robust Employee Assistance Program and Work-Life Services
•Adoption assistance
•Paid parental leave program (6 weeks)	•Employee discount programs and services
•Paid caregiver time off program (2 weeks)	•Helping hands program
•Nursing moms program with on-site lactation rooms	•Transit services
Learning and Development
•Internal and external learning events	•Access to degree and certification programs with tuition assistance
Talent Development and Growth Opportunities
We are committed to promoting continuous learning and growth by offering employees a comprehensive range of resources to enhance their skills and advance their careers. Our professional development initiatives ensure employees have access to tools, mentorship and opportunities that enable them to succeed in their current roles and prepare for future growth opportunities, thereby strengthening our organization and driving innovation. We also offer our associates education and certification program assistance through partner organizations, and reduce or eliminate cost barriers to support achievement of their educational and career goals.

Additional information related to our human capital management can be found by referencing our Definitive Proxy Statement of the Annual Meeting of Stockholders scheduled to be held on April 17, 2025 appearing under the caption "Human Capital Management."

Information About Our Executive Officers
Set forth below are names and ages of all of our current executive officers as of February 1, 2025, their positions, and the date first elected as an executive officer:

Name	Age	Position	First Elected Officer
James A. Rechtin	54	President and Chief Executive Officer, Director	01/24	(1)

Vishal Agrawal, M.D.	50	Chief Strategy and Corporate Development Officer	12/18	(2)

David E. Dintenfass	54	President, Enterprise Growth	02/24	(3)

John-Paul W. Felter	41	Senior Vice President, Chief Accounting Officer and Controller	08/22	(4)

Japan A. Mehta	44	Chief Information Officer	02/25	(5)

Celeste M. Mellet	48	Chief Financial Officer	01/25	(6)

Michelle A. O'Hara	49	Chief Human Resources Officer	01/25	(7)

George Renaudin II	56	President, Insurance	02/23	(8)

Sanjay K. Shetty, M.D.	51	President, CenterWell	04/23	(9)

Joseph C. Ventura	48	Chief Legal Officer	02/19	(10)

(1)Mr. Rechtin currently serves as Director, President and Chief Executive Officer (Principal Executive Officer), having held these positions since July 1, 2024. Mr. Rechtin was elected President and Chief Operating Officer upon joining the Company in January 2024 and served in that capacity through June 2024. Prior to joining the Company, Mr. Rechtin served as President and CEO at Envision Healthcare, having held that position from 2020 to 2023. Previously, Mr. Rechtin was President of OptumCare in 2019 after serving in multiple senior-level roles at Davita Medical Group from 2014 to 2019.
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
(3)Mr. Dintenfass currently serves as President, Enterprise Growth, having joined the Company in February 2024. Prior to joining the Company, Mr. Dintenfass had a series of leadership roles at Fidelity Investments from 2015 to 2024 where he most recently served as Executive Vice President, Head of Product and Emerging Segments, leading a P&L portfolio across retail and workplace investing. Mr. Dintenfass also served as Fidelity’s Chief Marketing Officer and Head of Customer Experience Design. Before Fidelity, Mr. Dintenfass spent over five years at Bank of America in a variety of strategy and marketing roles across Consumer and Small Business banking and Merrill Lynch Wealth Management. Earlier in his career, Mr. Dintenfass spent 13 years at Procter & Gamble in global P&L and brand management roles of increasing responsibility. Mr. Dintenfass began his career as a consultant at McKinsey & Company.
(4)Mr. Felter currently serves as Senior Vice President, Chief Accounting Officer and Controller, having been elected to this position in August 2022. Before joining the Company, Mr. Felter served as Senior Director - Investment Finance for OneAmerica Financial Partners, Inc. in 2022. Prior to OneAmerica, Mr. Felter spent nearly 11 years in multiple roles of increasing responsibility at Ernst & Young LLP where he oversaw large audit engagements for public and private entities with a concentration in the health insurance sector.

(5)Mr. Mehta currently serves as Chief Information Officer, having been elected to this position in February 2025. Prior to joining the Company, Mr. Mehta served as Chief Data Officer at Citigroup for six years from 2018 to 2025. Previously, he held the role of CIO for Citi Global Wealth across a mix of client segments. Additionally, he served in the CIO role for Global Consumer Technology in Asia Pacific and Europe. Prior to Citi, Mr. Mehta held technology and digital leadership roles at JPMorgan, Barclays and Verizon.
(6)Ms. Mellet currently serves as Chief Financial Officer, having been elected to this position in January 2025. Prior to joining the Company, Ms. Mellet served as Partner and Chief Financial Officer of Global Infrastructure Partners (GIP) from February 2023 to January 2025. Prior to GIP, Ms. Mellet served as Chief Financial Officer, Senior Managing Director and an Executive Vice President at Evercore from 2021 to 2023. Before joining Evercore, Ms. Mellet served as Executive Vice President and Chief Financial Officer from 2018 to 2021 and SVP and Deputy Chief Financial Officer from 2017 to 2018 at the Federal National Mortgage Association (Fannie Mae). Before her tenure at Fannie Mae, Ms. Mellet spent more than 18 years at Morgan Stanley, last serving as global treasurer. She was also the head of investor, creditor and counterparty relations.
(7)Ms. O’Hara currently serves as Chief Human Resources Officer, having been elected to this position in January 2025. Prior to joining the Company, Ms. O’Hara served as Executive Vice President and Chief Human Resources Officer from 2019 to 2025 at Science Applications International Corporation (SAIC). Prior to becoming Chief Human Resources Officer in 2019, Ms. O’Hara held various roles of increasing responsibility at SAIC that included talent acquisition, integrated talent management, total rewards and human resources.
(8)Mr. Renaudin currently services as President, Insurance, having been elected to this position in October 2024 from his prior role as President, Medicare & Medicaid. Mr. Renaudin joined the Company in April 2004 and since then has held various leadership roles of increasing responsibility, including previously holding the position of President, Medicare.
(9)Dr. Shetty currently serves as President, CenterWell, having been elected to this position in April 2023. Prior to joining the Company, Dr. Shetty worked in health care delivery for nearly 13 years at Steward Health Care System (Steward), most recently serving as President. During his tenure at Steward, Dr. Shetty held various roles of increasing responsibility, leading the large accountable care organization, a multispecialty group practice, and acute care hospitals. Prior to Steward, Dr. Shetty worked as a strategy consultant at Bain & Company, Inc., and practiced as a radiologist and a faculty member at Harvard Medical School.
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
The number of our Medicare Advantage plans rated 4-star or higher will significantly decline in 2025. We have filed a lawsuit seeking to set aside and vacate the 2025 Star Ratings of our Medicare Advantage plans, but there is no assurance that we will prevail in this lawsuit. If we are not successful, the decline in our Star Ratings will negatively impact our 2026 quality bonus payments from CMS and may also significantly adversely affect our revenues, operating results, and cash flows. In addition, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years.
The achievement of Star Ratings of 4-star or higher qualifies Medicare Advantage plans for premium bonuses. Our Medicare Advantage plans' operating results may be significantly affected by their star ratings. Uncertainties with respect to both ongoing changes to the Star Ratings system and CMS cut-points for establishing a plan’s performance with respect to star rating measures, which are not determined until after the relevant measurement period, continue to make accurate prediction of each Medicare Advantage plan’s Star Ratings more challenging. Despite our operational efforts to improve our Star Ratings, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. In addition, audits of our performance for past or future periods may result in downgrades to our star ratings. Accordingly, our plans may not be eligible for full level quality bonuses or may not match the performance of our competitors, each of which could materially and adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins, which may significantly adversely affect our revenues, operating results, and cash flows.
Based on 2025 Medicare Advantage Star Ratings released by CMS in October 2024, approximately 25% of our Medicare Advantage members are currently enrolled in plans rated 4-star or higher for 2025, as compared to 94% based on our 2024 Star Ratings. We have filed a lawsuit that, among other things, seeks to set aside and vacate the 2025 Star Ratings for our Medicare Advantage plans, but there is no assurance that we will prevail in the lawsuit. If we are not successful, the decline in our Star Ratings performance for 2025 will negatively impact our 2026 quality bonus payments from CMS and may also significantly adversely affect our revenues, operating results, and cash flows. Please see “Legal Proceedings and Certain Regulatory Matters” in Note 17 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for a description of the lawsuit.

If we fail to properly maintain the integrity of our data, to strategically maintain existing or implement new information systems, or to protect our proprietary rights to our systems, our business may be materially adversely affected.
Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, develop new and innovative products and services (including enhanced technologies that improved connectivity across products and meet consumer expectations for engaging in their health care), automate and deploy new technologies to simplify administrative processes and clinical decision making, provide timely payments to care providers, drive administrative and operational efficiencies, and timely and accurately report our financial results depends significantly on the performance of, and integrity of the data, in our information systems. These systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop and integrate new systems, including systems powered by or incorporating artificial intelligence and machine learning (including generative AI) (AI/ML), to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences, and even with such resources there is no assurance that we will be able to do so. If the information we rely upon to run our businesses was found to be inaccurate, unreliable, or biased, if we fail to improve service levels or maintain the integrity of our data, or if we fail to effectively maintain our information systems and develop and integrate new systems (including systems powered by or incorporating AI/ML), or if our use of AI/ML technologies were to result in inaccuracies, biases or errors, we could have operational disruptions, problems in determining medical cost estimates and establishing appropriate pricing, customer and health care provider disputes, reputational challenges, regulatory or other legal obstacles (including potential investigations and enforcement), difficulty preventing and detecting fraud, increases in operating expenses, difficulty driving administrative or operational efficiencies to enhance our operations and reduce costs, loss of existing customers, difficulty in attracting new customers, or other adverse consequences, each of which may result in a material adverse effect on our results of operations, financial position, and cash flows.
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

In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third-party service providers to do the same, including protected personal information subject to privacy, security or data breach notification laws, as well as proprietary or confidential information relating to our business or a third-party with which we do business. We have been, and will likely continue to be, regular targets of attempted cybersecurity attacks and other security threats and may be, and have been, subject to breaches of our information technology systems, including breaches of the information technology systems of third-party service providers. Although the impact of such attacks has not been material to our operations or results of operations, financial position, or cash flow through December 31, 2024, we can provide no assurance that we will be able to detect, prevent, or contain the effects of such cybersecurity attacks or other information security risks or threats, or that such an attack will not be material to our business, in the future. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasing in sophistication, in part due to use of evolving AI/ML technologies (including generative AI), and because our businesses are changing as well, we may be unable to anticipate these techniques and threats, detect data security incidents or implement adequate preventive measures. A cybersecurity attack may penetrate our layered security controls and lead to the misappropriation of or compromise of protected personal information or proprietary or confidential information, create system disruptions, cause shutdowns, or deploy viruses, ransomware, and other malicious software programs that attack our systems or those of our third-party service providers. A cybersecurity attack that bypasses our information technology systems, or the security of our third-party service providers, could materially affect us due to the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, operational or business delays resulting from the disruption of our IT systems, extortion attempts, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders.

The costs to detect, prevent, eliminate or address cybersecurity threats and vulnerabilities before or after an incident could be substantial. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members. In addition, breaches of our security measures or the security measures of third-party service providers, and the unauthorized dissemination of protected personal information or proprietary or confidential information about us or our customers or other third-parties, can expose our associates' or customers’ private information and result in the risk of financial or medical identity theft, or expose us or other third-parties to a risk of loss or misuse of this information, result in significant regulatory fines or penalties, litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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

A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs. These programs accounted for approximately 94% of our total premiums and services revenue for the year ended December 31, 2024. These programs involve various risks, as described further below.
•At December 31, 2024, under our contracts with CMS we provided health insurance coverage to approximately 924,800 individual Medicare Advantage members in Florida. These contracts accounted for approximately 14% of our total premiums and services revenue for the year ended December 31, 2024. The loss of these and other CMS contracts (which are generally renewed annually) or significant changes in the Medicare Advantage and Prescription Drug Plan programs as a result of legislative or regulatory action, including changes to the Part D prescription drug benefit design (such as the changes to plan sponsor liability across the different Part D coverage phases that will apply beginning in plan year 2025) or reductions in premium payments to us or increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.
•Our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2024, primarily consisted of the TRICARE T2017 East Region contract. We delivered services under the T2017 East Region contract from commencement on January 1, 2018 through expiration on December 31, 2024. The T2017 East Region contract comprised 32 states and approximately 6 million TRICARE beneficiaries. In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the updated TRICARE East Region by the Defense Health Agency of the DoD. The T-5 East Region contract commenced on January 1, 2025 and comprises 24 states, and Washington D.C., and approximately 4.6 million beneficiaries. The transition period for the T-5 contract began in January 2024 and overlapped the final year of the T2017 contract. The length of the contract is one transition year followed by eight annual option periods, which, if all options are exercised, would result in a total contract length of nine years.

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
We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (“APA”). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. They also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2023 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. CMS confirmed its intent to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without the use of a FFS Adjuster, to CMS audits conducted for PY 2018 and subsequent years when it selected certain of Humana's MA contracts for PY 2018 RADV Audits. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, could have a material adverse effect on our results of operations, financial position, or cash flows.
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

•Our primary care and home solutions businesses derive a substantial portion of their revenues from third-party payors and directly from the federal and state governments through participation in fee-for-service Medicare. This concentration of revenues subjects these businesses to reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program, including changes to

CMS’s risk adjustment model that may apply to our primary care business through its contracts with third-party payors. It is reasonably possible that such changes in reimbursement rates or changes to the Medicare programs in which our primary care and home health business participate may have a material adverse effect on our results of operations, financial position, or cash flows.

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

It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes, including restrictions on our ability to manage our provider network, market and sell our products, or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage business profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, further restrictions on service arrangements and fee payments between intercompany or vertically-integrated assets, increases in regulation of our prescription drug benefit businesses, or changes to the Part D prescription drug benefit design (and uncertainty arising from the implementation of these changes) may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third-party service providers to do the same, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party with which we do business. The protection of information and business processes is an integrated component in our overall risk management program, and reflected in our Code of Ethics, security standards, and privacy policies. We employ processes to safeguard information and protect our customers’ data, including by deploying both proactive and defensive practices against the evolving cyber threat landscape. Examples of these processes include:
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
h.Maintaining a program to identify cybersecurity risks associated with certain third-party vendors, which is one component of an overall vendor risk management program.
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
Although we have been subject to breaches of our information technology systems, including breaches of the information technology systems of third-party service providers, the impact of such attacks has not been material to our business strategy, operations or results of operations, financial position, or cash flows through December 31, 2024. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect the Company. For additional information on the risks we face from cybersecurity threats, please refer to Part I, Item 1A, "Risk Factors" of this Form 10-K.
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
Management is responsible for designing and implementing our governance framework and controls for managing our material risks from cybersecurity threats, under the oversight of our Board of Directors. Our Chief Information Security Officer is responsible for assessing and managing identified cybersecurity risks, evaluating and remediating cybersecurity incidents, and sharing information directly with the Audit Committee and Technology Committee, or full Board of Directors, when appropriate. Our Chief Information Security Officer reports to our

Chief Information Officer, who is in turn responsible for the management of Humana’s data and information technology risks more generally. Our Chief Information Officer is a senior executive with more than two decades of experience leading technology teams in large, regulated industries. Our Chief Information Security Officer is an experienced cybersecurity executive and leader in the field, with many years of relevant experience working in highly regulated industries.
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
We owned or leased numerous medical centers and administrative offices at December 31, 2024. The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of these medical centers, approximately 378 of these facilities are leased or subleased to our contracted providers to operate.

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
Holders of our Capital Stock
As of January 31, 2025, there were 1,511 holders of record of our common stock and 629,228 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2023 and 2024, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2023 payments
12/30/2022	1/27/2023	$0.7875	$98
3/31/2023	4/28/2023	$0.8850	$111
6/30/2023	7/28/2023	$0.8850	$110
9/29/2023	10/27/2023	$0.8850	$109
2024 payments
12/29/2023	1/26/2024	$0.8850	$108
3/29/2024	4/26/2024	$0.8850	$107
6/28/2024	7/26/2024	$0.8850	$106
9/30/2024	10/25/2024	$0.8850	$107

In October 2024, the Board declared a cash dividend of $0.8850 per share payable on January 31, 2025 to stockholders of record on December 31, 2024 for an aggregate amount of $107 million. In February 2025, the Board declared a cash dividend of $0.8850 per share payable on April 25, 2025 to stockholders of record on March 28, 2025. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2024. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2019, and that dividends were reinvested when paid.

$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
HUM
S&P 500
Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
HUM	$100	$113	$128	$142	$128	$72
S&P 500	$100	$118	$152	$125	$157	$196
Peer Group	$100	$118	$147	$137	$136	$126
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 2024	—	$—	—	$2,926,243,841
November 2024	—	—	—	2,926,243,841
December 2024	—	—	—	2,926,243,841
Total	—	$—	—

(1)Excludes 0.2 million shares repurchased in connection with employee stock plans.
(2)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.9 billion as of February 19, 2025.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this 2024 Form 10-K, refer to "Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations" found in our Form 10-K for the year ended December 31, 2023, that was filed with the Securities and Exchange Commission on February 15, 2024.
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
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities beginning in 2022, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $281 million and $436 million in 2024 and 2023, respectively, primarily within operating costs in the consolidated statements of income.
The value creation initiative charges primarily relate to $256 million and $237 million in asset impairments in 2024 and 2023, respectively, as well as $25 million and $199 million in severance charges in connection with workforce optimization in 2024 and 2023, respectively.
In addition, we recorded impairment charges of $200 million, relating to indefinite-lived intangible assets, in 2024 and $91 million, including $55 million relating to indefinite-lived intangible assets, in 2023. The indefinite-lived intangible asset impairment charges were included within operating costs in our consolidated statements of income with the remaining impairment charges included within investment income.
Further, we recorded severance charges of $70 million in 2023 within operating costs in our consolidated statement of income as a result of our exit from the Employer Group Commercial Medical Products business.

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
The COVID-19 National Emergency declared in 2020 was terminated on April 10, 2023 and the Public Health Emergency expired on May 11, 2023.
Business Segments
Our two reportable segments, Insurance and CenterWell, are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. Our Chief Executive Officer, the Chief Operating Decision Maker, utilizes these segment groupings and results of each segment, measured by income (loss) from operations, to assess performance and allocate resources primarily during our annual budget process and periodic forecast updates. For segment financial information, refer to Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
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
Seasonality
One of the product offerings of our Insurance segment is Medicare stand-alone prescription drug plans, or PDP, under the Medicare Part D program. Our quarterly Insurance segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our membership. The Medicare

Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. These plan designs generally result in us sharing a greater portion of the responsibility for total prescription drug costs in the early stages and less in the latter stages. As a result, the PDP benefit ratio generally decreases as the year progresses. In addition, the number of low income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affects the quarterly benefit ratio pattern. Beginning in 2025, changes to Part D under the Inflation Reduction Act are expected to increase risk-adjusted direct subsidies and cap members' out-of-pocket costs and as a result significantly impact seasonality and cost trends.
The Insurance segment also experiences seasonality in the commercial fully-insured product offering. The effect on the Insurance segment benefit ratio is opposite of the Medicare stand-alone PDP impact, with the benefit ratio increasing as fully-insured members progress through their annual deductible and maximum out-of-pocket expenses. The Employer Group Commercial Fully-Insured business increased the Insurance segment benefit ratio by 10 basis points for the year ended December 31, 2024 and did not impact the Insurance segment benefit ratio for the year ended December 31, 2023.
The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season. The Insurance segment may experience adverse impacts in the operating cost ratio as a result of our Employer Group Commercial Medical Products exit. The Employer Group Commercial Fully-Insured business did not impact the Insurance segment operating cost ratio for the year-ended December 31, 2024 and increased the Insurance segment operating cost ratio by 30 basis points for the year ended December 31, 2023.
Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2024, approximately 3,994,300 members, or 71%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,764,300 members, or 70%, at December 31, 2023.
•Net income attributable to Humana was $1.2 billion, or $9.98 per diluted common share, and $2.5 billion, or $20.00 per diluted common share, in 2024 and 2023, respectively. This comparison was significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, charges associated with value creation initiatives, transaction and integration costs, impairment charges and an accrual related to certain anticipated litigation expenses. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2024 and 2023 periods:

	2024	2023
	(in millions)
Consolidated income before income taxes and equity in net losses:
Put/call valuation adjustments associated with our non-consolidating minority interest investments	$296	$320
Transaction and integration costs	—	(48)
Accrued charge related to certain anticipated litigation expenses	—	105
Value creation initiatives	281	436
Impairment charges	200	91
Total	$777	$904

	2024	2023
Diluted earnings per common share:
Put/call valuation adjustments associated with our non-consolidating minority interest investments	$2.45	$2.57
Transaction and integration costs	—	(0.38)
Accrued charge related to certain anticipated litigation expenses	—	0.84
Value creation initiatives	2.33	3.50
Impairment charges	1.65	0.73
Net tax impact of transactions	(1.50)	(1.67)
Total	$4.93	$5.59

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
It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes including restrictions on our ability to manage our provider network, manage and sell our products, or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, further restrictions on service arrangements and fee payments between intercompany or vertically-integrated assets, increases in regulation of our prescription drug benefit businesses, or changes to the Part D prescription drug benefit design (and uncertainty arising from the implementation of these changes) in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

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

Comparison of Results of Operations for 2024 and 2023
The following discussion primarily details our results of operations for the year ended December 31, 2024, or the 2024 period, and the year ended December 31, 2023, or the 2023 period.
Consolidated

			Change
	2024	2023	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Insurance premiums	$112,104	$101,272	$10,832	10.7%
Services:
Insurance	966	1,000	(34)	(3.4)%
CenterWell	3,465	3,033	432	14.2%
Total services revenue	4,431	4,033	398	9.9%
Investment income	1,226	1,069	157	14.7%
Total revenues	117,761	106,374	11,387	10.7%
Operating expenses:
Benefits	100,664	88,394	12,270	13.9%
Operating costs	13,696	13,188	508	3.9%
Depreciation and amortization	839	779	60	7.7%
Total operating expenses	115,199	102,361	12,838	12.5%
Income from operations	2,562	4,013	(1,451)	(36.2)%
Interest expense	660	493	167	33.9%
Other expense, net	181	137	44	32.1%
Income before income taxes and equity in net losses	1,721	3,383	(1,662)	(49.1)%
Provision for income taxes	413	836	(423)	(50.6)%
Equity in net losses	(94)	(63)	31	49.2%
Net income	$1,214	$2,484	$(1,270)	(51.1)%
Diluted earnings per common share	$9.98	$20.00	$(10.02)	(50.1)%
Benefit ratio (a)	89.8%	87.3%		2.5%
Operating cost ratio (b)	11.8%	12.5%		(0.7)%
Effective tax rate	25.5%	25.2%		0.3%
(a)Represents total benefits expense as a percentage of premiums revenue.
(b)Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

    Consolidated premiums revenue increased $10.8 billion, or 10.7%, from $101.3 billion in the 2023 period to $112.1 billion in the 2024 period primarily due to higher per member Medicare premiums as well as Medicare Advantage and state-based contracts membership growth. These factors were partially offset by the continued decline in stand-alone PDP membership, as well as a decline in membership in our group commercial medical business as a result of our decision to exit the business.
Services Revenue
Consolidated services revenue increased $0.4 billion, or 9.9%, from $4.0 billion in the 2023 period to $4.4 billion in the 2024 period primarily due to higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Investment Income
Investment income increased $0.16 billion, or 14.7%, from $1.07 billion in the 2023 period to $1.23 billion in the 2024 period primarily due to an increase in interest income on our debt securities.
Benefits Expense
Consolidated benefits expense increased $12.3 billion, or 13.9%, from $88.4 billion in the 2023 period to $100.7 billion in the 2024 period. The consolidated benefit ratio increased 250 basis points from 87.3% in the 2023 period to 89.8% in the 2024 period primarily due to the continued impact of elevated Medicare Advantage and state-based contracts medical cost trends in the 2024 period as well as lower favorable prior period medical claims reserve development. These factors were partially offset by the impact of the pricing and benefit design of our 2024 Medicare Advantage products, which included a reduction in member benefits in response to the net impact of the 2024 final rate notice and the initial emergence of increased medical cost trends in 2023. Further, the year-over-year comparison continues to reflect a shift in line of business mix, with growth in Medicare Advantage and state-based contracts and other membership, which can carry a higher benefit ratio.
Consolidated benefits expense included $701 million of favorable prior-period medical claims reserve development in the 2024 period and $872 million of favorable prior-period medical claims reserve development in the 2023 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 60 basis points in the 2024 period and decreased the consolidated benefit ratio by approximately 90 basis points in the 2023 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.5 billion, or 3.9%, from $13.2 billion in the 2023 period to $13.7 billion in the 2024 period. The consolidated operating cost ratio decreased 70 basis points from 12.5% in the 2023 period to 11.8% in the 2024 period. The ratio decrease was primarily due to scale efficiencies associated with growth in individual Medicare Advantage membership, administrative cost efficiencies resulting from our value creation initiatives, a lesser impact of commission expense for brokers in the 2024 period compared to the 2023 period as a result of significant individual Medicare Advantage membership growth in 2023, a lesser impact from charges related to value creation initiatives in the 2024 period compared to the 2023 period, as well as the impact of the accrued charge related to certain anticipated litigation expenses in the 2023 period. These factors were partially offset by significantly reduced compensation accruals in the 2023 period related to the annual incentive plan offered to employees across all levels of the company as our 2023 performance was negatively impacted by higher-than-anticipated Medicare Advantage utilization trends, as well as higher impairment costs in the 2024 period.

Depreciation and Amortization
Depreciation and amortization increased $60 million, or 7.7%, from $779 million in the 2023 period to $839 million in the 2024 period primarily due to capital expenditures.
Interest Expense
Interest expense increased $167 million, or 33.9%, from $493 million in the 2023 period to $660 million in the 2024 period primarily due to an increase in interest rates and higher average debt balances.
Income Taxes
Our effective tax rate was 25.5% and 25.2% for the 2024 period and 2023 period, respectively. The year-over-year increase in the effective income tax rate is primarily due to a change in the mix of current year earnings between our Insurance segment and our CenterWell health services segment, as our CenterWell health services segment is subject to a higher effective tax rate than our Insurance segment. For a complete reconciliation of the federal statutory rate to the effective tax rate, refer to Note 12 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Insurance Segment

			Change
	2024	2023	Members	%
Membership:
Individual Medicare Advantage	5,661,800	5,408,900	252,900	4.7%
Group Medicare Advantage	545,700	509,600	36,100	7.1%
Medicare stand-alone PDP	2,288,200	2,849,100	(560,900)	(19.7)%
Total Medicare	8,495,700	8,767,600	(271,900)	(3.1)%
Medicare Supplement	377,300	307,200	70,100	22.8%
Commercial fully-insured	300	338,700	(338,400)	(99.9)%
State-based contracts and other	1,459,900	1,228,800	231,100	18.8%
Military services	6,009,100	5,960,200	48,900	0.8%
Commercial ASO	4,800	255,300	(250,500)	(98.1)%
Total Medical Membership	16,347,100	16,857,800	(510,700)	(3.0)%
Total Specialty Membership	4,562,000	4,868,300	(306,300)	(6.3)%

			Change
	2024	2023	$	%
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$88,019	$78,837	$9,182	11.6%
Group Medicare Advantage	7,731	6,869	862	12.5%
Medicare stand-alone PDP	3,137	2,189	948	43.3%
Total Medicare	98,887	87,895	10,992	12.5%
Commercial fully-insured	501	3,527	(3,026)	(85.8)%
Specialty benefits	955	1,007	(52)	(5.2)%
Medicare Supplement	846	735	111	15.1%
State-based contracts and other	10,915	8,108	2,807	34.6%
Premiums revenue	112,104	101,272	10,832	10.7%
Commercial ASO	50	237	(187)	(78.9)%
Military services and other	916	763	153	20.1%
Services revenue	966	1,000	(34)	(3.4)%
Total external revenues	$113,070	$102,272	$10,798	10.6%
Income from operations	$1,289	$2,654	$(1,365)	(51.4)%
Benefit ratio	90.4%	88.0%		2.4%
Operating cost ratio	9.2%	10.2%		(1.0)%

Income from operations
Insurance segment income from operations decreased $1.4 billion, or 51.4%, from $2.6 billion in the 2023 period to $1.3 billion in the 2024 period primarily due to the same factors impacting the segment's higher benefit ratio partially offset by the impact of the lower operating cost ratio as more fully described below.

Enrollment
Individual Medicare Advantage membership increased 252,900 members, or 4.7%, from 5,408,900 members as of December 31, 2023 to 5,661,800 members as of December 31, 2024 primarily due to membership additions associated with the 2024 Annual Election Period, or AEP. Individual Medicare Advantage membership includes 937,100 D-SNP members as of December 31, 2024, a net increase of 65,800 D-SNP members, or 7.6%, from 871,300 members as of December 31, 2023. For the full year 2025, we anticipate net membership decline in our individual Medicare Advantage offerings of approximately 550,000 members.
Group Medicare Advantage membership increased 36,100 members, or 7.1%, from 509,600 members as of December 31, 2023 to 545,700 members as of December 31, 2024 primarily due to growth in small and medium group accounts. For the full year 2025, we anticipate net membership growth in our group Medicare Advantage offerings to be relatively flat.
Medicare stand-alone PDP membership decreased 560,900 members, or 19.7%, from 2,849,100 members as of December 31, 2023 to 2,288,200 members as of December 31, 2024 primarily due to continued intensified competition for Medicare stand-alone PDP offerings. For the full year 2025, we anticipate net membership growth in our Medicare stand-alone PDP offerings of approximately 200,000 members.
State-based contracts and other membership increased 231,100 members, or 18.8%, from 1,228,800 members as of December 31, 2023 to 1,459,900 members as of December 31, 2024 reflecting the impact of membership additions associated with the implementation of new contracts partially offset with membership loss as a result of the public health of emergency unwind. For the full year 2025, we anticipate net membership growth in our state-based contracts of approximately 175,000 to 250,000 members.
Specialty membership decreased 306,300 members, or 6.3%, from 4,868,300 members as of December 31, 2023 to 4,562,000 members as of December 31, 2024 primarily due to non-renewal of dental and vision plans as a result of exit from the Employer Group Commercial Medical Products business.
The decrease in commercial fully-insured and ASO membership as of December 31, 2024 compared to December 31, 2023 is due to our exit of the Employer Group Commercial Medical Products business.
Premiums revenue
Insurance segment premiums revenue increased $10.8 billion, or 10.7%, from $101.3 billion in the 2023 period to $112.1 billion in the 2024 period primarily due to higher per member Medicare premiums as well as Medicare Advantage and state-based contracts membership growth. These factors were partially offset by the continued decline in stand-alone PDP membership, as well as a decline in membership in our group commercial medical business as a result of our decision to exit the business.
Services revenue
Insurance segment services revenue decreased $34 million, or 3.4%, from $1.0 billion in the 2023 period to $966 million in the 2024 period.
Benefits expense
The Insurance segment benefit ratio increased 240 basis points from 88.0% in the 2023 period to 90.4% in the 2024 period primarily due to the continued impact of elevated Medicare Advantage and state-based contracts medical cost trends in the 2024 period as well as lower favorable prior period medical claims reserve development. These factors were partially offset by the impact of the pricing and benefit design of our 2024 Medicare Advantage products, which included a reduction in member benefits in response to the net impact of the 2024 final rate notice and the initial emergence of increased medical cost trends in 2023. Further, the year-over-year comparison continues to reflect a shift in line of business mix, with growth in Medicare Advantage and state-based contracts and other membership, which can carry a higher benefit ratio.

The Insurance segment benefits expense included $701 million of favorable prior-period medical claims reserve development in the 2024 period and $872 million of favorable prior-period medical claims reserve development in the 2023 period. Prior-period medical claims reserve development decreased the Insurance segment benefit ratio by approximately 60 basis points in the 2024 period and decreased the Insurance segment benefit ratio by approximately 90 basis points in the 2023 period.
Operating costs
The Insurance segment operating cost ratio decreased 100 basis points from 10.2% in the 2023 period to 9.2% in the 2024 period primarily due to scale efficiencies associated with growth in individual Medicare Advantage membership, administrative cost efficiencies resulting from our value creation initiatives, a lesser impact of commission expense for brokers in the 2024 period compared to the 2023 period as a result of significant individual Medicare Advantage membership growth in 2023, as well as the impact of the accrued charge related to certain anticipated litigation expenses included in the 2023 period. These factors were partially offset by significantly reduced compensation accruals in the 2023 period.

CenterWell Segment

			Change
	2024	2023	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$1,313	$1,342	$(29)	(2.2)%
Pharmacy solutions	904	849	55	6.5%
Primary care	1,248	842	406	48.2%
Total external revenues	3,465	3,033	432	14.2%
Intersegment revenues:
Home solutions	2,050	1,589	461	29.0%
Pharmacy solutions	10,724	10,451	273	2.6%
Primary care	3,697	3,332	365	11.0%
Intersegment revenues	16,471	15,372	1,099	7.1%
Total revenues	$19,936	18,405	1,531	8.3%
Income from operations	$1,329	$1,404	$(75)	(5.3)%
Operating cost ratio	92.2%	91.2%		1.0%
Income from operations
CenterWell income from operations decreased $0.1 billion, or 5.3%, from $1.4 billion in the 2023 period to $1.3 billion in the 2024 period primarily due to the same factors impacting the segment's higher operating cost ratio as more fully described below.
Services revenue
CenterWell services revenue increased $0.4 billion, or 14.2%, from $3.0 billion in the 2023 period to $3.5 billion in the 2024 period primarily due to higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Intersegment revenues
CenterWell intersegment revenues increased $1.1 billion, or 7.1%, from $15.4 billion in the 2023 period to $16.5 billion in the 2024 period primarily due to greater intersegment revenues associated with the home solutions business in the 2024 period as compared to the 2023 period as a result of the expansion of services to Humana members under value-based contracts, an increase in pharmacy solutions revenues resulting from growth in the specialty pharmacy business, driven by increased penetration of Humana health plan members, as well as payor agnostic consumers, and higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Operating costs
The CenterWell segment operating cost ratio increased 100 basis points from 91.2% in the 2023 period to 92.2% in the 2024 period primarily due to the unfavorable impact of the v28 risk model revision to the primary care business and the impact of significantly reduced compensation accruals in the 2023 period, partially offset by administrative cost efficiencies resulting from our value creation initiatives and positive prior-period medical claims reserve development within the Primary Care Organization.

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
Cash and cash equivalents decreased to $2.2 billion at December 31, 2024 from $4.7 billion at December 31, 2023. The change in cash and cash equivalents for the years ended December 31, 2024, 2023 and 2022 is summarized as follows:

	2024	2023	2022
	(in millions)
Net cash provided by operating activities	$2,966	$3,981	$4,587
Net cash used in investing activities	(2,952)	(3,492)	(1,006)
Net cash used in financing activities	(2,487)	(856)	(1,914)
(Decrease) increase in cash and cash equivalents	$(2,473)	$(367)	$1,667

Cash Flow from Operating Activities
Cash flows provided by operations of $3.0 billion in the 2024 period decreased $1.0 billion from cash flows provided by operations of $4.0 billion in the 2023 period primarily due to lower earnings in the 2024 period compared to the 2023 period, partially offset by the favorable impact of working capital changes.
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
The detail of total net receivables was as follows at December 31, 2024, 2023 and 2022:

				Change
	2024	2023	2022	2024	2023
	(in millions)
Medicare	$1,745	$1,426	$1,260	$319	$166
State-based contracts	614	215	65	399	150
Military services	180	148	101	32	47
Other	263	334	318	(71)	16
Allowance for doubtful accounts	(98)	(88)	(70)	(10)	(18)
Total net receivables	$2,704	$2,035	$1,674	669	361
Reconciliation to cash flow statement:
Receivables acquired				—	(24)
Change in receivables per cash flow statement				$669	$337
The changes in Medicare receivables for both the 2024 period and the 2023 period reflect individual Medicare Advantage membership growth and the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. The increase in State-based contracts receivables for the 2024 and 2023 periods is primarily related to expansion to various states.
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
During the 2024, 2023 and 2022 periods, we acquired various businesses for approximately $89 million, $233 million and $337 million, respectively, net of cash and cash equivalents received.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $568 million, $794 million and $1.1 billion in the 2024, 2023 and 2022 periods, respectively.
Net purchases of investment securities were $2.2 billion, $2.5 billion and $2.3 billion in the 2024, 2023 and 2022 periods, respectively.

Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $1.8 billion in the 2024 period and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $0.8 billion and $2 billion in the 2023 and 2022 periods, respectively. Our net receivable from CMS for subsidies and brand name prescription drug discounts was $0.5 billion at December 31, 2024 compared to a net payable of $1.3 billion at December 31, 2023.
Under our administrative services only TRICARE contract, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $92 million in the 2024 period and reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $57 million and $25 million in the 2023 and 2022 periods, respectively.
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
In 2024, we entered into a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral. We also entered into an uncommitted receivables purchase facility under which certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. For the year ended December 31, 2024, the securities lending program and uncommitted receivables purchase facility provided net proceeds of $418 million and $123 million, respectively.
In November 2024, we repaid our $500 million 5.700% unsecured senior notes due March 13, 2026.
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
In March 2023, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $1.5 billion aggregate principal amount of 0.650% senior notes maturing in August 2023 and our $600 million aggregate principal amount of 3.850% senior notes maturing in October 2024 during the period beginning on March 13, 2023 and ending on July 21, 2023. For the year ended December 31, 2023, we repurchased $361 million principal amount of these senior notes for approximately $358 million cash. We repaid the remaining $1.2 billion aggregate principal amount of our 0.650% senior notes due on their maturity date of August 3, 2023. We repaid the remaining $559 million aggregate principal amount of our 3.850% senior notes on their maturity date of October 1, 2024.
We entered into a commercial paper program in October 2014. Net repayments from issuance of commercial paper were $907 million in 2024 and the maximum principal amount outstanding at any one time during 2024 was $2.7 billion. Net proceeds from the issuance of commercial paper were $211 million in 2023 and the maximum principal amount outstanding at any one time during 2023 was $3.3 billion. Net repayments from issuance of commercial paper were $376 million in 2022 and the maximum principal amount outstanding at any one time during 2022 was $1.5 billion.
We received a short-term cash advance of $100 million from FHLB with certain of our marketable securities as collateral and subsequently repaid the outstanding balance in December 2023.
In August 2022, we repaid the $2.0 billion October 2021 Term Loan Agreement without a prepayment penalty due.
We repurchased common shares for $0.8 billion, $1.6 billion and $2.1 billion in 2024, 2023 and 2022, respectively, under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans.

We paid dividends to stockholders of $431 million in 2024, $431 million in 2023, and $392 million in 2022.

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
Debt
For a detailed discussion of our debt, including our senior notes, term loans, revolving credit agreements, commercial paper program and other short-term borrowings, please refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Acquisitions & Divestitures
For a detailed discussion regarding acquisitions and divestitures, refer to Note 3 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2024 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.

In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $0.6 billion at December 31, 2024 compared to $0.5 billion at December 31, 2023. This increase primarily reflects working capital changes, net proceeds from the issuance of senior notes and commercial paper, proceeds from the sale and maturities of investment securities, dividends from insurance subsidiaries and cash from certain non-insurance subsidiaries within our CenterWell segment partially offset by common stock repurchases, repayment of maturing senior notes, repayment of borrowings under the commercial paper program, purchases of investment securities, capital expenditures, capital contributions to certain subsidiaries, cash dividends to shareholders and acquisitions. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators). Our regulated insurance subsidiaries paid dividends to our parent company of $1.5 billion in 2024, $1.8 billion in 2023, and $1.3 billion in 2022. Subsidiary capital requirements from significant premium growth may impact the amount of regulated subsidiary dividends. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. The amount of ordinary dividends that may be paid to our parent company in 2025 is approximately $1.3 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to our parent, please refer to Note 16 to the to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2024, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
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
The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors assuming moderately adverse experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2024 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Decrease in Benefits Payable	Factor Change (c)	Decrease in Benefits Payable
(dollars in millions)
0.90%	$793	4.00%	$727
0.80%	$705	4.75%	$682
0.70%	$617	3.50%	$636
0.60%	$529	3.25%	$591
0.50%	$440	3.00%	$545
0.40%	$352	2.75%	$500
0.30%	$264	2.50%	$454
0.20%	$176	2.25%	$409
0.10%	$88	2.00%	$363
0.05%	$44	1.75%	$318
0.03%	$22	1.50%	$273
(a)Reflects estimated potential changes in benefits payable at December 31, 2024 caused by changes in completion factors for incurred months prior to the most recent two months.

(b)Reflects estimated potential changes in benefits payable at December 31, 2024 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.
(c)The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 11 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for information about incurred and paid claims development as of December 31, 2024 as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2024	2023	2022
	(in millions)
Balances at January 1	$10,241	$9,264	$8,289
Acquisitions	—	62	—
Incurred related to:
Current year	101,365	89,266	76,105
Prior years	(701)	(872)	(415)
Total incurred	100,664	88,394	75,690
Paid related to:
Current year	(91,281)	(79,545)	(67,287)
Prior years	(9,184)	(7,934)	(7,428)
Total paid	(100,465)	(87,479)	(74,715)
Balances at December 31	$10,440	$10,241	$9,264
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

	Favorable Development by Changes in Key Assumptions
	2024		2023		2022
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(473)	(2.6)%	$(586)	(3.5)%	$(387)	(2.8)%
Completion factors	(228)	(0.3)%	(286)	(0.4)%	(28)	—%
Total	$(701)		$(872)		$(415)
(a)The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $701 million in 2024, $872 million in 2023, and $415 million in 2022.
The favorable medical claims reserve development for 2024, 2023, and 2022 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions.

Our favorable development for each of the years presented above is discussed further in Note 11 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate using an assumption of moderately adverse conditions as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2024 estimates would fall towards the middle of the ranges previously presented in our sensitivity table.
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
Investment Securities
Investment securities totaled $18.6 billion, or 40% of total assets at December 31, 2024, and $17.0 billion, or 36% of total assets at December 31, 2023. The investment portfolio was primarily comprised of debt securities, detailed below, at December 31, 2024 and December 31, 2023. The fair value of investment securities were as follows at December 31, 2024 and 2023:

	12/31/2024	Percentage of Total	12/31/2023	Percentage of Total
	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,227	17.3%	$2,667	15.7%
Mortgage-backed securities	3,995	21.4%	3,522	20.7%
Tax-exempt municipal securities	526	2.8%	858	5.0%
Mortgage-backed securities:
Residential	522	2.8%	400	2.4%
Commercial	1,206	6.5%	1,345	7.9%
Asset-backed securities	1,403	7.5%	1,771	10.4%
Corporate debt securities	7,756	41.7%	6,445	37.9%
Total debt securities	18,635	100.0%	17,008	100.0%

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2024. Most of the debt securities that were below investment-grade were rated B+, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2024:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,343	$(68)	$456	$(42)	$2,799	$(110)
Mortgage-backed securities	1,766	(50)	2,203	(459)	3,969	(509)
Tax-exempt municipal securities	97	(1)	405	(21)	502	(22)
Mortgage-backed securities:
Residential	130	(2)	343	(62)	473	(64)
Commercial	58	(1)	992	(84)	1,050	(85)
Asset-backed securities	419	(5)	436	(19)	855	(24)
Corporate debt securities	2,385	(51)	4,269	(544)	6,654	(595)
Total debt securities	$7,198	$(178)	$9,104	$(1,231)	$16,302	$(1,409)

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
We participate in a securities lending program to optimize investment income. We loan certain investment securities for short periods of time in exchange for collateral initially equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuates. The collateral, which may be in the form of cash or U.S. Government securities, is deposited by the borrower with an independent lending agent. Any cash collateral, which is reinvested by the lending agent primarily in short-term, highly liquid investments, is recorded as a securities lending collateral asset within other current assets on our consolidated balance sheet at the end of the reporting period. We record a corresponding liability to reflect our obligation to return the collateral within trade accounts payable and accrued expenses on our consolidated balance sheet at the end of the reporting period. Collateral received in the form of securities is not recorded in our consolidated balance sheets because, absent default by the borrower, we do not have the right to sell, pledge or otherwise reinvest securities collateral. Loaned securities continue to be carried as investment securities on the consolidated balance sheet at the end of the reporting period. Earnings on the invested cash collateral, net of expense, associated with the securities lending payable are recorded as investment income.
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

All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2024 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2024, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2024, 2023 or 2022.
Goodwill, Indefinite-lived and Long-lived Assets
At December 31, 2024, goodwill, indefinite-lived and other long-lived assets represented 29% of total assets and 83% of total stockholders’ equity, compared to 30% and 87%, respectively, at December 31, 2023. The decrease in goodwill, indefinite-lived and other long-lived assets as a percentage of total assets is primarily attributable to the increase in investment securities.
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
We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However, outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in government reimbursement rates, the estimates underlying our goodwill impairment tests could be adversely affected. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions reporting unit, which accounted for $4.4 billion of goodwill. Impairment tests completed for 2024, 2023, and 2022 did not result in an impairment loss.
Indefinite-lived intangible assets relate to Certificate of Needs (CON) and Medicare licenses acquired in connection with our CenterWell Home Health (formerly Kindred at Home) acquisition with a carrying value of $1.2 billion at December 31, 2024. Like goodwill, we are required to test at least annually for impairment and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. These tests are performed, at a minimum, annually in the fourth quarter. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. For our CON intangible assets, unfavorable changes in key assumptions or combinations of assumptions, including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in the underlying cash flow assumptions, including revenue growth rates, operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our CON intangible assets, which account for $910 million of our intangible assets. Impairment tests completed for 2024 and 2023 resulted in impairment charges of $200 million and $55 million, respectively. Impairment test completed for 2022 did not result in a material impairment charge. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows.

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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities Under the revolving credit agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either Term SOFR or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on Term SOFR, at our option. There were no borrowings outstanding under our credit agreements at December 31, 2024 or December 31, 2023.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2024. Our net unrealized loss position increased $89 million from a net unrealized loss position of $1.3 billion at December 31, 2023 to a net unrealized loss position of

$1.4 billion at December 31, 2024. At December 31, 2024, we had gross unrealized losses of $1.4 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during 2024 and 2023. While we believe that these impairments will be recovered and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit loss impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.8 years as of December 31, 2024 and 3.0 years as of December 31, 2023. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the December 31, 2024 fair value of our securities by approximately $783 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio, outstanding indebtedness, and outstanding swap contract portfolio at December 31, 2024 and 2023. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, spread changes specific to various investment categories and the mix of short-term versus long-term debt. In the past ten years, changes in 10 year US treasury rates during the year have not exceeded 300 basis points, have changed between 200 and 300 basis points one time, have changed between 100 and 200 basis points five times, and have changed by less than 100 basis points four times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2024
Investment income (a)	$(322)	$(210)	$(105)	$106	$207	$308
Interest expense (b)	123	82	41	(41)	(82)	(123)
Pretax	$(199)	$(128)	$(64)	$65	$125	$185
As of December 31, 2023
Investment income (a)	$(338)	$(222)	$(111)	$111	$224	$336
Interest expense (b)	129	86	43	(43)	(86)	(129)
Pretax	$(209)	$(136)	$(68)	$68	$138	$207
(a)As of December 31, 2024 and 2023, none of our investments had interest rates below 1%.
(b)The interest rate under our senior notes, which represent 100% and 93% at December 31, 2024 and 2023, respectively, of total debt, is fixed, unaffected by changes in interest rates. We did not have any variable rate term loans at December 31, 2024 and December 31, 2023. There were no borrowings outstanding under the credit agreement at December 31, 2024 or December 31, 2023. There was $871 million outstanding under our commercial paper program at December 31, 2023 with none outstanding at December 31, 2024. At December 31, 2023, our interest rates under our commercial paper program was not less than 1%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,221	$4,694
Investment securities	18,214	16,626
Receivables, net of allowances of $98 in 2024 and $88 in 2023	2,704	2,035
Other current assets	6,676	6,631
Total current assets	29,815	29,986
Property and equipment, net	2,532	3,030
Long-term investment securities	421	382
Goodwill	9,631	9,550
Equity method investments	697	740
Other long-term assets	3,383	3,377
Total assets	$46,479	$47,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Benefits payable	$10,440	$10,241
Trade accounts payable and accrued expenses	5,259	6,569
Book overdraft	403	353
Unearned revenues	260	266
Short-term debt	577	1,443
Total current liabilities	16,939	18,872
Long-term debt	11,144	10,213
Other long-term liabilities	1,951	1,662
Total liabilities	30,034	30,747
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,718,810 shares issued at December 31, 2024 and 198,690,082 shares issued at December 31, 2023	33	33
Capital in excess of par value	3,463	3,346
Retained earnings	28,317	27,540
Accumulated other comprehensive loss	(1,067)	(999)
Treasury stock, at cost, 78,077,195 shares at December 31, 2024 and 76,465,862 shares at December 31, 2023	(14,371)	(13,658)
Total stockholders' equity	16,375	16,262
Noncontrolling interests	70	56
Total equity	16,445	16,318
Total liabilities and equity	$46,479	$47,065
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2024	2023	2022
	(in millions, except per share results)
Revenues:
Premiums	$112,104	$101,272	$87,712
Services	4,431	4,033	4,776
Investment income	1,226	1,069	382
Total revenues	117,761	106,374	92,870
Operating expenses:
Benefits	100,664	88,394	75,690
Operating costs	13,696	13,188	12,671
Depreciation and amortization	839	779	709
Total operating expenses	115,199	102,361	89,070
Income from operations	2,562	4,013	3,800
Gain on sale of Gentiva Hospice	—	—	(237)
Interest expense	660	493	401
Other expense, net	181	137	68
Income before income taxes and equity in net losses	1,721	3,383	3,568
Provision for income taxes	413	836	762
Equity in net losses	(94)	(63)	(4)
Net income	$1,214	$2,484	$2,802
Net (income) loss attributable to noncontrolling interests	(7)	5	4
Net income attributable to Humana	$1,207	$2,489	$2,806
Basic earnings per common share	$10.01	$20.09	$22.20
Diluted earnings per common share	$9.98	$20.00	$22.08
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2024	2023	2022
	(in millions)
Net income attributable to Humana	$1,207	$2,489	$2,806
Other comprehensive (loss) income:
Change in gross unrealized investment (losses) gains	(62)	372	(1,819)
Effect of income taxes	15	(85)	418
Total change in unrealized investment (losses) gains, net of tax	(47)	287	(1,401)
Reclassification adjustment for net realized (gains) losses included in investment income	(27)	25	72
Effect of income taxes	6	(7)	(17)
Total reclassification adjustment, net of tax	(21)	18	55
Other comprehensive (loss) income, net of tax	(68)	305	(1,346)
Comprehensive income attributable to Humana	$1,139	$2,794	$1,460
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, December 31, 2021	198,649	$33	$3,082	$23,086	$42	$(10,163)	$16,080	$23	$16,103
Net income				2,806			2,806	(4)	2,802
Distribution to noncontrolling interest holders, net								(1)	(1)
Sale of Gentiva Hospice								(11)	(11)
Acquisition								52	52
Other comprehensive loss					(1,346)		(1,346)		(1,346)
Common stock repurchases	—		—			(2,096)	(2,096)		(2,096)
Dividends and dividend equivalents			—	(400)			(400)		(400)
Stock-based compensation			216				216		216
Restricted stock unit vesting	18	—	(78)			78	—		—
Stock option exercises	—	—	26			25	51		51
Balances, December 31, 2022	198,667	$33	$3,246	$25,492	$(1,304)	$(12,156)	$15,311	$59	$15,370
Net income				2,489			2,489	(5)	2,484
Distribution from noncontrolling interest holders, net							—	7	7
Acquisition							—	(5)	(5)
Other comprehensive income					305		305		305
Common stock repurchases	—		—			(1,586)	(1,586)		(1,586)
Dividends and dividend equivalents			—	(441)			(441)		(441)
Stock-based compensation			175				175		175
Restricted stock unit vesting	23	—	(80)			80	—		—
Stock option exercises	—	—	5			4	9		9
Balances, December 31, 2023	198,690	$33	$3,346	$27,540	$(999)	$(13,658)	$16,262	$56	$16,318
Net income				1,207			1,207	7	1,214
Distribution from noncontrolling interest holders, net							—	7	7
Other comprehensive loss					(68)		(68)		(68)
Common stock repurchases	—		—			(803)	(803)		(803)
Dividends and dividend equivalents			—	(430)			(430)		(430)
Stock-based compensation			207				207		207
Restricted stock unit vesting	29	—	(90)			90	—		—
Balances, December 31, 2024	198,719	$33	$3,463	$28,317	$(1,067)	$(14,371)	$16,375	$70	$16,445
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities
Net income	$1,214	$2,484	$2,802
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Gentiva Hospice	—	—	(237)
(Gain) loss on investment securities, net	(24)	54	205
Equity in net losses	94	63	4
Stock-based compensation	207	175	216
Depreciation	908	850	749
Amortization	60	67	96
Impairment of property and equipment	237	206	248
Impairment of indefinite-lived intangible assets	200	55	—
Deferred income taxes	(192)	(167)	(100)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(669)	(337)	(54)
Other assets	1,003	(1,318)	(463)
Benefits payable	199	915	975
Other liabilities	(373)	841	44
Unearned revenues	(6)	(20)	32
Other, net	108	113	70
Net cash provided by operating activities	2,966	3,981	4,587
Cash flows from investing activities
Proceeds from sale of Gentiva Hospice, net	—	—	2,701
Acquisitions, net of cash and cash equivalents acquired	(89)	(233)	(337)
Purchases of property and equipment	(575)	(1,004)	(1,137)
Proceeds from sale of property and equipment	7	210	17
Changes in securities lending collateral receivable	(418)	—	—
Purchases of investment securities	(8,185)	(7,552)	(6,049)
Proceeds from maturities of investment securities	2,982	1,292	1,365
Proceeds from sales of investment securities	3,376	3,795	2,434
Other	(50)	—	—
Net cash used in investing activities	(2,952)	(3,492)	(1,006)
Cash flows from financing activities
(Payments) receipts from contract deposits, net	(1,933)	828	1,993
Proceeds from issuance of senior notes, net	2,232	2,544	1,982
Repayment of senior notes	(1,107)	(1,832)	(1,000)
(Repayments) proceeds from issuance of commercial paper, net	(907)	211	(376)
Proceeds from short-term borrowings	—	100	—
Repayment of short-term borrowings	—	(100)	—
Repayment of term loan	—	(500)	(2,000)
Debt issue costs	(7)	(7)	(6)
Common stock repurchases	(817)	(1,573)	(2,096)
Dividends paid	(431)	(431)	(392)
Changes in securities lending payable	418	—	—
Changes in rebate factor payable	123	—	—
Change in book overdraft	50	55	(28)
Other, net	(108)	(151)	9
Net cash used in financing activities	(2,487)	(856)	(1,914)
(Decrease) increase in cash and cash equivalents	(2,473)	(367)	1,667
Cash and cash equivalents at beginning of period	4,694	5,061	3,394
Cash and cash equivalents at end of period	$2,221	$4,694	$5,061

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

	For the year ended December 31,
	2024	2023	2022
Supplemental cash flow disclosures:	(in millions)
Interest payments	$584	$394	$354
Income tax payments, net	$570	$997	$758
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$124	$462	$460
Less: Fair value of liabilities assumed	(35)	(234)	(70)
Less: Noncontrolling interests acquired	—	5	(53)
Cash paid for acquired businesses, net of cash acquired	$89	$233	$337
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is committed to putting health first – for our teammates, our customers, and our company. Through our Humana insurance services, and our CenterWell health care services, we make it easier for the millions of people we serve to achieve their best health – delivering the care and service they need, when they need it. These efforts are leading to a better quality of life for people with Medicare, Medicaid, families, individuals, military service personnel, and communities at large. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 85% of our total premiums and services revenue from contracts with the federal government in 2024, including 14% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.

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

Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities beginning in 2022, we committed to drive additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $281 million, $436 million and $473 million in 2024, 2023 and 2022, respectively, primarily within operating costs in the consolidated statements of income.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The value creation initiative charges primarily relate to $256 million, $237 million and $248 million in asset impairments in 2024, 2023 and 2022, respectively, as well as $25 million, $199 million and $116 million in severance charges in connection with workforce optimization in 2024, 2023 and 2022, respectively. The remainder of the 2022 charges primarily relate to external consulting fees.
In addition, we recorded impairment charges of $200 million, relating to indefinite-lived intangible assets, in 2024 and $91 million, including $55 million relating to indefinite-lived intangible assets, in 2023. There was no material impairment charge recorded in 2022. The indefinite-lived intangible asset impairment charges were included within operating costs in our consolidated statements of income with the remaining impairment charges included within investment income.
Further, we recorded severance charges of $70 million in 2023 within operating costs in our consolidated statement of income as a result of our exit from the Employer Group Commercial Medical Products business.
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
Investment Securities
Investment securities, which consist of debt securities, are stated at fair value. Our debt securities have been categorized as available for sale. Debt securities available for current operations, as well as our equity securities, are classified as current assets, and debt securities available to fund our professional and other self-insurance liability requirements, as well as restricted statutory deposits, are classified as long-term assets. For the purpose of determining realized gross gains and losses for debt securities sold, that are included as a component of investment income in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included in other comprehensive income or loss as a component of stockholders’ equity until realized from a sale or an expected credit loss is recognized. For the purpose of determining gross gains and losses for equity securities, changes in fair value at the reporting date are included as a component of investment income in the consolidated statements of income.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We participate in a securities lending program to optimize investment income. We loan certain investment securities for short periods of time in exchange for collateral initially equal to at least 102% of the fair value of the investment securities on loan. The fair value of the loaned investment securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned investment securities fluctuates. The collateral, which may be in the form of cash or U.S. Government securities, is deposited by the borrower with an independent lending agent. Any cash collateral, which is reinvested by the lending agent primarily in short-term, highly liquid investments, is recorded as a securities lending collateral asset within other current assets on our consolidated balance sheet at the end of the reporting period. We record a corresponding liability to reflect our obligation to return the collateral within trade accounts payable and accrued expenses on our consolidated balance sheet at the end of the reporting period. Collateral received in the form of securities is not recorded in our consolidated balance sheets because, absent default by the borrower, we do not have the right to sell, pledge or otherwise reinvest securities collateral. Loaned securities continue to be carried as investment securities on the consolidated balance sheet at the end of the reporting period. Earnings on the invested cash collateral, net of expense, associated with the securities lending payable are recorded as investment income.
Receivables and Revenue Recognition
We established one-year commercial membership contracts with employer groups, subject to cancellation by the employer group on 30-day written notice. Our Medicare contracts with CMS renew annually. Our military services contracts with the federal government and certain contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions.
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
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Health Care Reform Law. We estimate policyholder rebates by projecting calendar year minimum benefit ratios for the small group and large group markets, as defined by the Health Care Reform Law using a methodology prescribed by Health and Human Services, or HHS, separately by state and legal entity. Medicare Advantage and Medicaid products are also subject to minimum benefit ratio requirements. Estimated calendar year rebates recognized ratably during the year

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by an employer group or the government. We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.
Medicare Part D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts for providing prescription drug insurance coverage. We recognize premiums revenue for providing this insurance coverage ratably over the term of our annual contract. Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. Receipts for reinsurance and low-income cost subsidies and discounts on certain prescription drugs in the coverage gap represent payments for prescription drug costs for which we are not at risk.
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
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandates consumer discounts of 75% on brand name and generic prescription drugs for Part D plan participants in the coverage gap. These discounts are funded by CMS and pharmaceutical manufacturers while we administer the application of these funds.
We account for the funding of subsidies and discounts for which we assume no risk as a deposit in our consolidated balance sheets and as a financing activity under receipts (payments) from contract deposits, net in our consolidated statements of cash flows.

	2024	2023	2022
	(in millions)
Part D subsidy/discount payments	$(17,762)	$(17,582)	$(16,530)
Part D subsidy/discount reimbursements	15,921	18,353	18,498
Net (payments) reimbursements	$(1,841)	$771	$1,968
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Our primary care recognizes revenues for certain value-based arrangements. Under these value-based arrangements, we enter into agreements with health plans to stand ready to deliver, integrate, direct and control the administration and management of certain health care services for our patients. In exchange, we receive a premium that is typically paid on a per-member per-month basis. These value-based arrangements represent a single performance obligation where revenues are recognized in the period in which we are obligated to provide integrated health care services to our patients. Fee-for-service revenue is recognized at agreed upon rates, net of contractual allowances, as the performance obligation is completed on the date of service.

For our home solutions businesses, revenues include net patient services revenue recorded based upon established billing rates, net of contractual allowances, discounts, or other implicit price concessions, and are recognized as performance obligations are satisfied, which is in the period services are rendered.

For the year ended December 31, 2024, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations is not material.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our TRICARE members are served by both in-network and out-of-network providers in accordance with our contracts. We pay health care costs related to these services to the providers and are subsequently reimbursed by the DoD for such payments. We account for the payments of the federal government’s claims and the related reimbursements under deposit accounting in our consolidated balance sheets and as a financing activity under receipts (payments) from contract deposits, net in our consolidated statements of cash flows.

	2024	2023	2022
	(in millions)
Health care cost payments	$(7,477)	$(7,073)	$(7,110)
Health care cost reimbursements	7,385	7,130	7,135
Net (payments) reimbursements	$(92)	$57	$25
Receivables
Receivables, including premium receivables, patient services revenue receivables, and ASO fee receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
At December 31, 2024 and 2023, accounts receivable related to services were $360 million and $357 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet at December 31, 2024 and 2023.

Other Current Assets
Other current assets include amounts associated with Medicare Part D, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $1.7 billion and $2.3 billion at December 31, 2024 and 2023, respectively.

In October 2024, we entered an uncommitted receivables purchase facility, or the Facility, under which certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. Although the sale is made without recourse, we provide collection services related to the transferred assets without compensation. The Facility's total capacity is $1.19 billion with an initial one year term, unless terminated early or extended. As control of, and risk related to, the receivables are transferred to the financial institution, the transactions under the Facility are accounted for as a true sale. The derecognition of our receivables transferred to a financial institution reduce our net pharmaceutical rebate receivable balance included in “Other current assets” on our accompanying consolidated balance sheets and generate a loss on discounted receivables included in “Operating costs” on our accompanying consolidated statements of income. As servicer of the purchased receivables, we establish a payable to the financial institution included in “Trade accounts payable and accrued expenses” on our accompanying consolidated balance sheets for rebates collected from manufacturers not yet remitted to the financial institution. Cash proceeds from the sale of receivables to the financial institution are classified as an operating activity included in “Changes in other assets” and rebates collected from manufacturers not yet remitted to the financial institution are classified as a financing activity included in “Changes in rebate factor payable” on our accompanying consolidated statement of cash flows. For the year ended December 31, 2024, we sold $639 million of pharmaceutical rebate receivables under the Facility and the loss on discounted receivables were not material. As of December 31, 2024, we collected $168 million from manufacturers, $123 million of which have not been remitted to the financial institution.

Policy Acquisition Costs
Policy acquisition costs are those costs that relate directly to the successful acquisition of new and renewal insurance policies. Such costs include commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expensed policy acquisition costs related to our

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
employer-group prepaid health services policies as incurred. These short-duration employer-group prepaid health services policies typically have a 1-year term and may be canceled upon 30 days notice by the employer group.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
economic characteristics. Goodwill is assigned to the reporting units that are expected to benefit from the specific synergies of the business combination.

We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. The fair value of our reporting units with significant goodwill exceeded carrying amounts. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue growth rates, operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions reporting unit, which accounted for $4.4 billion of goodwill. Impairment tests completed for 2024, 2023, and 2022 did not result in an impairment loss.
Intangible assets with indefinite lives relate to Certificate of Needs (CON) and Medicare licenses acquired as part of our acquisition of CenterWell Home Health (formerly Kindred at Home) are included within other long-term assets in the consolidated balance sheet at December 31, 2024 and December 31, 2023. We are required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. For our CON intangible assets, unfavorable changes in key assumptions or combinations of assumptions, including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in the underlying cash flow assumptions, including revenue growth rates, operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our CON intangible assets, which account for $910 million of our intangible assets. Impairment tests completed for 2024 and 2023 resulted in impairment charges of $200 million and $55 million, respectively. Impairment test completed for 2022 did not result in a material impairment charge. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Noncontrolling Interests
The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned affiliates that we control. Accordingly, we record noncontrolling interests in the earnings and equity of such entities. We record adjustments to noncontrolling interests for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balances. Noncontrolling interests, which relate to the minority ownership held by third-party investors in certain of our businesses within our Insurance and CenterWell segments, are reported below net income under the heading “Net (income) loss attributable to noncontrolling interests” in the consolidated statements of income and presented as a component of equity in the consolidated balance sheets.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
such methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly-traded companies in similar lines of business with similar credit characteristics, and reviewing the underlying financial performance including estimating discounted cash flows.
We obtain at least one price for each security from a third-party pricing service. These prices are generally derived from recently reported trades for identical or similar securities, including adjustments through the reporting date based upon observable market information. When quoted prices are not available, the third-party pricing service may use quoted market prices of comparable securities or discounted cash flow analysis, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include benchmark yields, reported trades, credit spreads, broker quotes, default rates, and prepayment speeds. We are responsible for the determination of fair value and as such we perform analysis on the prices received from the third-party pricing service to determine whether the prices are reasonable estimates of fair value. Our analysis includes a review of monthly price fluctuations as well as a quarterly comparison of the prices received from the pricing service to prices reported by our third-party investment adviser. In addition, on a quarterly basis we examine the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels, and various durations.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting — Improvements to Reportable Segment Disclosures. The new guidance requires incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The new guidance became effective for us beginning with our annual 2024 year-end financial statements. The adoption of ASU 2023-07 in 2024 did not have a material impact on our consolidated financial statements. Our segment footnote disclosure was updated to reflect adoption of the standard.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires significant additional disclosures disaggregating certain costs and expenses including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The new guidance requires prospective application (with retrospective application permitted). The new guidance will be effective for us beginning with our annual 2027 year-end financial statements, with early adoption permitted. We are currently evaluating the impact on our results of operations, financial position and cash flows.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. ACQUISITIONS AND DIVESTITURES
On August 11, 2022, we completed the sale of a 60% interest in Gentiva (formerly Kindred) Hospice to Clayton, Dubilier & Rice, or CD&R, for cash proceeds of approximately $2.7 billion, net of cash disposed, including debt repayments from Gentiva Hospice to Humana of $1.9 billion. In connection with the sale, we recognized a pre-tax gain, net of transaction costs, of $237 million which was reported as a gain on sale of Gentiva Hospice in the accompanying consolidated statement of income for the year ended December 31, 2022. Prior to the sale, Gentiva Hospice revenues and pretax earnings through the date of sale for the year ended December 31, 2022, were $958 million and $150 million, respectively.

During 2024, 2023, and 2022, we acquired various health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in each of 2024, 2023 and 2022 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. EQUITY METHOD INVESTMENTS
We completed the sale of a 60% interest in Gentiva Hospice on August 11, 2022 and we account for our remaining minority ownership in Gentiva Hospice using the equity method of accounting. At December 31, 2024 and 2023, we owned approximately 35%. This investment was reflected in equity method investments in our December 31, 2024 and 2023 consolidated balance sheets, with our share of loss reported as equity in net losses in our consolidated statements of income.
The summarized balance sheets and statements of income at December 31, 2024 and 2023 of Gentiva Hospice were as follows:

Balance sheets	December 31, 2024	December 31, 2023
	(in millions)
Current assets	$407	$415
Non-current assets	3,957	4,260
Current liabilities	413	409
Non-current liabilities	2,483	2,719
Shareholders' equity	1,468	1,547

Statements of income
	For the year ended December 31, 2024	For the year ended December 31, 2023
	(in millions)
Revenues	$1,994	$1,850
Expenses	2,086	1,873
Net loss	(92)	(23)

In 2020, our Primary Care Organization entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model. In May 2022, we established a second strategic partnership with WCAS to develop additional centers between 2023 and 2025. As of December 31, 2024, there were 133 primary care clinics operating under the partnership and we have capacity to open or acquire up to approximately 20 additional centers through the existing partnership agreements. In addition, the agreements include a series of put and call options through which WCAS may require us to purchase their interest in the entity, and through which we may acquire WCAS’s interest, over the next 1 to 9 years. We have the option to purchase the first cohort of clinics in 2025 for approximately $600 million to $700 million based on current projections. All existing cohorts can be called by us from 2025 to 2032 and could require $2.5 billion to $3.5 billion based on current projections. These estimates are dependent on multiple factors including the actual timing of when the put or call options are exercised, expected revenue growth at each center within the respective cohort and future capital contributions, among other factors. For additional information on inputs relevant to these put and call options, refer to Note 6 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Other equity method investments
We have several other individually immaterial equity method investments included within equity method investments in our consolidated balance sheets as of December 31, 2024 and 2023 with our share of income or loss reported as equity in net losses in our consolidated statements of income for the years ended December 31, 2024, 2023 and 2022.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2024 and 2023, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,336	$1	$(110)	$3,227
Mortgage-backed securities	4,504	—	(509)	3,995
Tax-exempt municipal securities	548	—	(22)	526
Mortgage-backed securities:
Residential	586	—	(64)	522
Commercial	1,290	1	(85)	1,206
Asset-backed securities	1,424	3	(24)	1,403
Corporate debt securities	8,330	21	(595)	7,756
Total debt securities	$20,018	$26	$(1,409)	18,635

December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,717	$1	$(51)	$2,667
Mortgage-backed securities	3,946	1	(425)	3,522
Tax-exempt municipal securities	879	1	(22)	858
Mortgage-backed securities:
Residential	465	1	(66)	400
Commercial	1,471	—	(126)	1,345
Asset-backed securities	1,813	2	(44)	1,771
Corporate debt securities	7,011	28	(594)	6,445
Total debt securities	$18,302	$34	$(1,328)	17,008

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $381 million and $396 million, respectively, at December 31, 2024. The book value and fair value were $379 million and $398 million, respectively, at December 31, 2023.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $418 million was held at December 31, 2024. At December 31, 2024, collateral from lending our investment securities has been reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $127 million at December 31, 2024.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at December 31, 2024 and 2023, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,343	$(68)	$456	$(42)	$2,799	$(110)
Mortgage-backed securities	1,766	(50)	2,203	(459)	3,969	(509)
Tax-exempt municipal securities	97	(1)	405	(21)	502	(22)
Mortgage-backed securities:
Residential	130	(2)	343	(62)	473	(64)
Commercial	58	(1)	992	(84)	1,050	(85)
Asset-backed securities	419	(5)	436	(19)	855	(24)
Corporate debt securities	2,385	(51)	4,269	(544)	6,654	(595)
Total debt securities	$7,198	$(178)	$9,104	$(1,231)	$16,302	$(1,409)

December 31, 2023
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,899	$(12)	$431	$(39)	$2,330	$(51)
Mortgage-backed securities	958	(12)	2,269	(413)	3,227	(425)
Tax-exempt municipal securities	160	(1)	523	(21)	683	(22)
Mortgage-backed securities:
Residential	—	—	373	(66)	373	(66)
Commercial	18	—	1,303	(126)	1,321	(126)
Asset-backed securities	120	(1)	1,364	(43)	1,484	(44)
Corporate debt securities	466	(2)	4,783	(592)	5,249	(594)
Total debt securities	$3,621	$(28)	$11,046	$(1,300)	$14,667	$(1,328)
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P at December 31, 2024. Our remaining debt securities below investment grade were primarily rated B+, the higher end of the below investment-grade rating scale. Tax-exempt

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,780 positions out of a total of approximately 2,200 positions at December 31, 2024. All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2024 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time the debt securities were purchased. At December 31, 2024, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2024, 2023 or 2022.
The detail of realized gains (losses) related to investment securities and included within investment income was as follows for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(in millions)
Gross gains on investment securities	$37	$46	$62
Gross losses on investment securities	(13)	(101)	(144)
Gross gains on equity securities	—	1	51
Gross losses on equity securities	—	—	(174)
Net recognized gains (losses) on investment securities	$24	$(54)	$(205)
The gains and losses related to equity securities for the years ended December 31, 2024, 2023 and 2022 was as follows:

	2024	2023	2022
	(in millions)
Net gains (losses) recognized on equity securities during the period	$—	$1	$(123)
Less: Net gains (losses) recognized on equity securities sold during the period	—	1	(105)
Unrealized losses recognized on equity securities still held at the end of the period	$—	$—	$(18)
The contractual maturities of debt securities available for sale at December 31, 2024, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,070	$1,067
Due after one year through five years	5,565	5,395
Due after five years through ten years	4,292	3,978
Due after ten years	1,287	1,069
Mortgage and asset-backed securities	7,804	7,126
Total debt securities	$20,018	$18,635

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2024 and 2023, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2024
Cash equivalents	$2,048	$2,048	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	3,227	—	3,227	—
Mortgage-backed securities	3,995	—	3,995	—
Tax-exempt municipal securities	526	—	526	—
Mortgage-backed securities:
Residential	522	—	522	—
Commercial	1,206	—	1,199	7
Asset-backed securities	1,403	—	1,330	73
Corporate debt securities	7,756	—	7,514	242
Total debt securities	18,635	—	18,313	322
Securities lending invested collateral	418	418	—	—
Total invested assets	$21,101	$2,466	$18,313	$322

December 31, 2023
Cash equivalents	$4,582	$4,582	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,667	—	2,667	—
Mortgage-backed securities	3,522	—	3,522	—
Tax-exempt municipal securities	858	—	858	—
Mortgage-backed securities:
Residential	400	—	396	4
Commercial	1,345	—	1,345	—
Asset-backed securities	1,771	—	1,733	38
Corporate debt securities	6,445	—	6,269	176
Total debt securities	17,008	—	16,790	218
Total invested assets	$21,590	$4,582	$16,790	$218

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our Level 3 assets had fair values of $322 million, or 1.5% of total invested assets, and $218 million, or 1.0% of total invested assets, at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
	Private Placements
	(in millions)
Beginning balance at January 1	$218	$101
Total gains or losses:
Realized in earnings	(1)	—
Unrealized in other comprehensive income	(1)	3
Purchases	114	115
Sales	(3)	—
Settlements	(5)	—
Transfers Out	—	(8)
Transfers In	—	7
Balance at December 31	$322	$218
Interest Rate Swaps
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate adjustment to the carrying value of the senior notes was a decrease of approximately $129 million at December 31, 2024. The swap liability, included within other long-term liabilities on our consolidated balance sheet, was approximately $129 million at December 31, 2024. The swap asset, included within other long-term assets on our consolidated balance sheet, was approximately $68 million at December 31, 2023. We include the gain or loss on the swap agreements in interest expense on our consolidated statement of income, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the year ended December 31, 2024.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the notional amounts at December 31, 2024 and December 31, 2023, respectively, for our senior notes under the swap agreements:

	Notional amount at
Senior Notes Under Swap Agreements	December 31, 2024	December 31, 2023
	(in millions)
$750 million, 5.875% due March 1, 2033	$650	$650
$850 million, 5.950% due March 15, 2034	800	400
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	700	300
$400 million, 4.625% due December 1, 2042	400	—
$750 million, 4.950% due October 1, 2044	400	—
$1,250 million, 5.375% due April, 15, 2031	700	—
$400 million, 4.800% due March 15, 2047	200	—
$1,000 million, 5.750% due April 15, 2054	700	—

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $11.7 billion at December 31, 2024 and $10.8 billion at December 31, 2023. The fair value of our senior note debt was $11.2 billion at December 31, 2024 and $10.6 billion at December 31, 2023. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. We had no outstanding commercial paper borrowings at December 31, 2024. The commercial paper borrowings were $0.9 billion at December 31, 2023.

Put and Call Options Measured at Fair Value
The put and call options fair values associated with our Primary Care Organization strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $883 million and $10 million, respectively, at December 31, 2024. The put and call options fair values, derived from the Monte Carlo simulation, were $595 million and $18 million, respectively, at December 31, 2023. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our consolidated balance sheets.
The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value, annualized volatility and credit spread. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term revenue, to measure underlying cash flows, weighted average cost of capital and long term growth rate. The table below presents the assumptions used for December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Annualized volatility	17.5% - 18.9%	16.1% to 17.8%
Credit spread	0.9% - 1.5%	0.9% to 1.1%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	11.0% - 14.5%	11.0% to 12.5%
Long term growth rate	3.0%	3.0%

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Additionally, as disclosed in Note 3, we completed our acquisitions of certain health and wellness related businesses during 2024, 2023, and 2022. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying values as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates in the present value calculations. Other than assets acquired and liabilities assumed in these acquisitions, there were no material assets or liabilities measured at fair value on a nonrecurring basis during 2024, 2023, or 2022.
7. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2024 and 2023. CMS subsidies/discounts in the table below include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants in the coverage gap funded by CMS and pharmaceutical manufacturers. For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

	2024		2023
	Risk Corridor Settlement	CMS Subsidies/ Discounts	Risk Corridor Settlement	CMS Subsidies/ Discounts
	(in millions)
Other current assets	$190	$1,203	$224	$514
Trade accounts payable and accrued expenses	(83)	(673)	(232)	(1,825)
Net current asset (liability)	107	530	(8)	(1,311)
Other long-term assets	58	—	17	—
Other long-term liabilities	(39)	—	(77)	—
Net long-term asset (liability)	19	—	(60)	—
Total net asset (liability)	$126	$530	$(68)	$(1,311)

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2024 and 2023.

	2024	2023
	(in millions)
Land	$17	$16
Buildings and leasehold improvements	1,038	1,002
Equipment	1,400	1,320
Computer software	3,216	3,546
	5,671	5,884
Accumulated depreciation	(3,139)	(2,854)
Property and equipment, net	$2,532	$3,030
Depreciation expense was $884 million in 2024, $831 million in 2023, and $749 million in 2022, including amortization expense for capitalized internally developed and purchased software of $660 million in 2024, $589 million in 2023, and $525 million in 2022.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2024 and 2023 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2023	$2,472	$6,670	$9,142
Acquisitions	191	217	408
Balance at December 31, 2023	2,663	6,887	9,550
Acquisitions	—	81	81
Balance at December 31, 2024	$2,663	$6,968	$9,631
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2024 and 2023:

	Weighted Average Life	2024			2023
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Certificates of need	Indefinite	$910	$—	$910	$1,092	$—	$1,092
Medicare licenses	Indefinite	270	—	270	288	—	288
Customer contracts/relationships	9.4 years	965	759	206	956	718	238
Trade names and technology	6.7 years	139	119	20	139	109	30
Provider contracts	11.9 years	67	64	3	67	62	5
Noncompetes and other	8.4 years	85	51	34	84	44	40
Total other intangible assets	9.2 years	$2,436	$993	$1,443	$2,626	$933	$1,693
Amortization expense for other intangible assets was approximately $60 million in 2024, $67 million in 2023, and $81 million in 2022.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We recorded impairment charges of $200 million and $55 million relating to indefinite-lived intangible assets in 2024 and 2023, respectively.
The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
2025	$59
2026	45
2027	34
2028	30
2029	29

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
Right-of-use assets included within other long-term assets in our consolidated balance sheets were $445 million and $510 million at December 31, 2024 and December 31, 2023, respectively. Operating lease liabilities included within trade accounts payable and accrued expenses in our consolidated balance sheets were $130 million and $149 million at December 31, 2024 and December 31, 2023, respectively. Additionally, operating lease liabilities included within other long-term liabilities in our consolidated balance sheets were $392 million and $444 million at December 31, 2024 and December 31, 2023, respectively. The classification of our operating lease liabilities is based on the remaining lease term.
For the years ended December 31, 2024, 2023 and 2022, total fixed operating lease costs, excluding short-term lease costs, were $121 million, $145 million and $183 million, respectively, and are included within operating costs in our consolidated statements of income. Short-term lease costs were not material for the years ended December 31, 2024, 2023 and 2022. In addition, for the years ended December 31, 2024, 2023 and 2022, total variable operating lease costs were $127 million, $120 million and $101 million, respectively, and are included within operating costs in our consolidated statements of income.
We sublease facilities or partial facilities to third-party tenants for space not used in our operations. For the years ended December 31, 2024, 2023 and 2022, sublease rental income was $50 million, $66 million and $52 million, respectively, and is included within operating costs in our consolidated statements of income.
The weighted average remaining lease term is 5.1 years and 5.4 years at December 31, 2024 and December 31, 2023, respectively. The weighted average discount rate is 4.6% and 3.9% at December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $143 million, $166 million and $191 million, respectively.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturity of Lease Liabilities	December 31, 2024
For the years ended December 31,	(in millions)
2025	$147
2026	125
2027	103
2028	78
2029	40
After 2029	69
Total lease payments	562
Less: Interest	40
Present value of lease liabilities	$522

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.
11. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Balances at January 1	$10,241	$9,264	$8,289
Acquisitions	—	62	—
Incurred related to:
Current year	101,365	89,266	76,105
Prior years	(701)	(872)	(415)
Total incurred	100,664	88,394	75,690
Paid related to:
Current year	(91,281)	(79,545)	(67,287)
Prior years	(9,184)	(7,934)	(7,428)
Total paid	(100,465)	(87,479)	(74,715)
Balances at December 31	$10,440	$10,241	$9,264
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At December 31, 2024 and 2023, benefits payable included IBNR of approximately $7.3 billion and $6.6 billion, primarily associated with claims incurred in each respective year. The cumulative number of reported claims as of December 31, 2024 was approximately 224.4 million for claims incurred in 2024, 211.4 million for claims incurred in 2023, and 182.8 million for claims incurred in 2022.
    Amounts incurred related to prior years vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $701 million in 2024, $872 million in 2023, and $415 million in 2022.
The medical claims reserve development for 2024, 2023, and 2022 primarily reflects the consistent application of trend and completion factors estimated using an assumption of moderately adverse conditions. The favorable development recognized in 2024 and 2023 primarily resulted from trend factors developing more favorably than originally expected. The favorable development recognized in 2022 resulted primarily from trend factors developing more favorably than originally expected with completion factors remaining largely unchanged, resulting in lower overall development as compared to 2024 and 2023.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2023 and 2022 is presented as supplementary information.
    Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.
    The following tables provide information about incurred and paid claims development as of December 31, 2024, net of reinsurance.

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2022 Unaudited	2023 Unaudited	2024
	(in millions)
2022 & Prior	$76,105	$75,447	$75,399
2023		89,328	88,675
2024			101,365
Total			$265,439

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2022 Unaudited	2023 Unaudited	2024
	(in millions)
2022 & Prior	$67,287	$74,989	$75,399
2023		79,545	88,319
2024			91,281
Total			254,999
Benefits payable, net of reinsurance			$10,440
For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
Current provision:
Federal	$566	$915	$755
States and Puerto Rico	39	85	107
Total current provision	605	1,000	862
Deferred benefit	(192)	(164)	(100)
Provision for income taxes	$413	$836	$762
The provision for income taxes was different from the amount computed using the federal statutory rate for the years ended December 31, 2024, 2023 and 2022 due to the following:

	2024	2023	2022
	(in millions)
Income tax provision at federal statutory rate	$340	$698	$750
States, net of federal benefit, and Puerto Rico	36	61	49
Tax exempt investment income	(3)	(3)	(3)
Nondeductible executive compensation	31	19	30
State lookback review refund claims	(17)	—	—
Tax effect from sale of Gentiva Hospice	—	—	(72)
Unrecognized Tax Benefits	29	37	—
Other, net	(3)	24	8
Provision for income taxes	$413	$836	$762

Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principal components of our net deferred tax balances at December 31, 2024 and 2023 were as follows:

	Assets (Liabilities)
	2024	2023
	(in millions)
Net operating loss carryforward	$93	$84
Compensation and other accrued expense	171	218
Benefits payable	217	150
Deferred acquisition costs	39	43
Other	6	16
Unearned revenues	6	5
Investment securities	510	419
Total deferred income tax assets	1,042	935
Valuation allowance	(85)	(73)
Total deferred income tax assets, net of valuation allowance	957	862
Depreciable property and intangible assets	(502)	(642)
Prepaid expenses	(172)	(156)
Other	(23)	(16)
Total deferred income tax liabilities	(697)	(814)
Total net deferred income tax assets (liabilities)	$260	$48
Amounts recognized in the consolidated balance sheets:
Other long-term assets	$260	$48
All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheets as other long-term assets and liabilities at December 31, 2024 and 2023, respectively.
At December 31, 2024, we had approximately $16 million of federal net operating losses and approximately $1.1 billion of pre-apportioned state and Puerto Rico net operating losses to carry forward. A portion of these loss carryforwards, if not used to offset future taxable income, will expire from 2025 through 2042. The balance of the net operating loss carryforwards has no expiration date. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $85 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to recover these deferred tax assets.
We file income tax returns in the United States and Puerto Rico. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2022 and prior years. Our 2023 tax return is in the post-filing review period under the Compliance Assurance Process, or CAP. Our 2024 tax return is under advance review by the IRS under CAP. With a few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations for years before 2021. We are not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations. We do not have material uncertain tax positions reflected in our consolidated balance sheets.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. DEBT
The carrying value of debt outstanding was as follows at December 31, 2024 and 2023:

	2024	2023
	(in millions)
Short-term debt:
Commercial paper	$—	$871
Senior notes:
$600 million, 3.850% due October 1, 2024	—	572
$600 million, 4.500% due April 1, 2025	577	—
Total senior notes	577	572
Total short-term debt	$577	$1,443

Long-term debt:
Senior notes:
$600 million, 4.500% due April 1, 2025	$—	$598
$500 million, 5.700% due March 13, 2026	—	498
$750 million, 1.350% due February 3, 2027	689	688
$600 million, 3.950% due March 15, 2027	538	537
$500 million, 5.750% due March 1, 2028	490	495
$500 million, 5.750% due December 1, 2028	496	495
$750 million, 3.700% due March 23, 2029	585	590
$500 million, 3.125% due August 15, 2029	433	433
$500 million, 4.875% due April 1, 2030	497	496
$1,250 million, 5.375% due April, 15, 2031	1,226	—
$750 million, 2.150% due February 3, 2032	744	743
$750 million, 5.875% due March 1, 2033	726	750
$850 million, 5.950% due March 15, 2034	806	840
$250 million, 8.150% due June 15, 2038	260	261
$400 million, 4.625% due December 1, 2042	366	396
$750 million, 4.950% due October 1, 2044	714	740
$400 million, 4.800% due March 15, 2047	392	396
$500 million, 3.950% due August 15, 2049	505	529
$750 million, 5.500% due March 15, 2053	705	728
$1,000 million, 5.750% due April, 15, 2054	972	—
Total long-term debt	$11,144	$10,213

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of the short-term and long-term debt for the years ending December 31, are as follows:

For the years ending December 31,	(in millions)
2025	$577
2026	—
2027	1,231
2028	993
2029	1,025
Thereafter	8,150

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
We repaid the remaining $559 million aggregate principal amount of our 3.850% senior notes on their maturity date of October 1, 2024. In November 2024, we repaid our $500 million 5.700% unsecured senior notes due March 13, 2026.
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
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 6. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate adjustment to the carrying value of the senior notes was a decrease of approximately $129 million at December 31, 2024.
Revolving Credit Agreements
In June 2023, we entered into an amended and restated 5-year, $2.5 billion unsecured revolving credit agreement (replacing the 5-year, $2.5 billion unsecured revolving credit agreement entered in June 2021). In May 2024, we entered into an amendment to increase commitments under the 5-year revolving credit agreement by $0.142 billion resulting in a $2.642 billion borrowing capacity.

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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based Term SOFR, at our option.
The SOFR spread, currently 114 basis points under the 5-year revolving credit agreement and 116 basis points under the 364-day revolving credit agreement, varies depending on our credit ratings ranging from 92.0 to 130.0 basis points under the 5-year revolving credit agreement and from 94.0 to 135.0 basis points under the 364-day revolving credit agreement. We also pay an annual facility fee regardless of utilization. This facility fee, currently 11.0 basis points, under the 5-year revolving credit agreement and 9.0 basis points under the 364-day revolving agreement, varies depending on our credit ratings ranging from 8.0 to 20.0 basis points under the 5-year revolving credit agreement and from 6.0 to 15.0 basis points under the 364-day revolving credit agreement.
The terms of our revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 41.9% as measured in accordance with the revolving credit agreements as of December 31, 2024. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $500 million, to a maximum of $5.25 billion, across the 5-year and 364-day revolving credit agreements.
At December 31, 2024, we had no borrowings and approximately $18 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of December 31, 2024, we had $2.624 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $2.1 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $500 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.

We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2024 was $2.7 billion, with none outstanding at December 31, 2024 compared to $871 million outstanding at December 31, 2023.
Other Short-Term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. In 2023, we received a short-term cash advance of $100 million from FHLB with certain of our marketable securities as collateral and subsequently repaid the outstanding balance in December 2023. At December 31, 2024 we had no outstanding short-term FHLB borrowings.
14. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible associates which include matching contributions based on the amount of our associates’ contributions to the plans. The cost of these plans amounted to approximately $293 million in 2024, $278 million in 2023, and $286 million in 2022. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $253.71 on December 31, 2024, approximately 4% of the retirement and savings plan’s assets were invested in our

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
common stock, or approximately 1.1 million shares, representing approximately 0.9% of the shares outstanding as of December 31, 2024. At December 31, 2024, approximately 5.3 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
Stock-Based Compensation
We have plans under which options to purchase our common stock and restricted stock units have been granted to executive officers, directors and key associates. Awards generally require both a change in control and termination of employment within 2 years of the date of the change in control to accelerate the vesting, including those granted to retirement-eligible participants.
The terms and vesting schedules for stock-based awards vary by type of grant. Generally, the awards vest upon time-based conditions. We have also granted awards to certain associates that vest upon a combination of time and performance-based conditions. The stock awards of retirement-eligible participants are generally earned ratably over the service period for each tranche. Accordingly, upon retirement the earned portion of the current tranche will continue to vest on the originally scheduled vest date and any remaining unearned portion of the award will be forfeited. Our equity award program includes a retirement provision that generally treats associates with a combination of age and years of services with the Company totaling 65 or greater, with a minimum required age of 55 and a minimum requirement of 5 years of service, as retirement-eligible. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock or treasury stock.
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$198	$168	$207
Stock options	9	7	9
Total stock-based compensation expense	207	175	216
Tax benefit recognized	(29)	(28)	(28)
Stock-based compensation expense, net of tax	$178	$147	$188
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual compensation in excess of $500,000 per employee as mandated by the Health Care Reform Law. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $21 million in 2024, $30 million in 2023, and $31 million in 2022. There was no capitalized stock-based compensation expense during these years.
At December 31, 2024, there were approximately 11.0 million shares reserved for stock award plans under the Humana Inc. 2011 Stock Incentive Plan, or 2011 Plan, and approximately 14.3 million shares reserved for stock award plans under the Humana Inc. 2019 Stock Incentive Plan, or 2019 Plan. These reserved shares included giving effect to, under the 2011 Plan, 3.3 million shares of common stock available for future grants assuming all stock options were granted or 1.4 million shares available for future grants assuming all restricted stock were granted. These reserved shares included giving effect to, under the 2019 Plan, 7.5 million shares of common stock available for future grants assuming all stock options were granted or 2.2 million shares available for future grants assuming all restricted stock were granted. Shares may be issued from authorized but unissued company stock or treasury stock.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with return on invested capital and strategic membership growth. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $364.59 in 2024, $508.23 in 2023, and $430.06 in 2022. Activity for our restricted stock was as follows for the year ended December 31, 2024:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2023	754	$488.06
Granted	686	364.59
Vested	(497)	389.41
Forfeited	(75)	433.72
Nonvested restricted stock at December 31, 2024	868	$426.40
Approximately 33% of the nonvested restricted stock at December 31, 2024 included performance-based conditions.
The fair value of shares vested was $157 million during 2024, $236 million during 2023, and $244 million during 2022. Total compensation expense not yet recognized related to nonvested restricted stock was $221 million at December 31, 2024. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.
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
The weighted-average fair value of each option granted during 2024, 2023, and 2022 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2024	2023	2022
Weighted-average fair value at grant date	$96.42	$130.74	$113.35
Expected option life (years)	3.5 years	3.0 years	3.6 years
Expected volatility	28.8%	31.6%	36.1%
Risk-free interest rate at grant date	4.3%	4.5%	1.8%
Dividend yield	0.9%	0.7%	0.7%
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
Activity for our option plans was as follows for the year ended December 31, 2024:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2023	242	$415.18
Granted	149	385.05
Exercised	(1)	259.26
Forfeited	(15)	391.61
Options outstanding at December 31, 2024	375	$404.61
Options exercisable at December 31, 2024	166	$393.73
As of December 31, 2024, outstanding stock options, substantially all of which are expected to vest, had no intrinsic value, and a weighted-average remaining contractual term of 4.5 years. As of December 31, 2024, exercisable stock options had no intrinsic value, and a weighted-average remaining contractual term of 3.1 years. The total intrinsic value of stock options exercised during 2024 was $0.1 million, compared with $3 million during 2023 and $32 million during 2022. Cash received from stock option exercises totaled $0.3 million in 2024, $9 million in 2023, and $51 million in 2022.
Total compensation expense not yet recognized related to nonvested options was $14 million at December 31, 2024. We expect to recognize this compensation expense over a weighted-average period of approximately 1.8 years.
15. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$1,207	$2,489	$2,806
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	120,571	123,866	126,419
Dilutive effect of:
Employee stock options	3	32	50
Restricted stock	295	543	625
Shares used to compute diluted earnings per common share	120,869	124,441	127,094
Basic earnings per common share	$10.01	$20.09	$22.20
Diluted earnings per common share	$9.98	$20.00	$22.08
Number of antidilutive stock options and restricted stock awards excluded from computation	814	207	205

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2022, 2023, and 2024, under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2022	$3.06	$390
2023	$3.44	$428
2024	$3.54	$428

In October 2024, the Board declared a cash dividend of $0.885 per share payable on January 31, 2025 to stockholders of record on December 31, 2024 for an aggregate amount of $107 million. In February 2025, the Board declared a cash dividend of $0.885 per share payable on April 25, 2025 to stockholders of record on March 28, 2025. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
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
Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the year ended December 31, 2024, we repurchased approximately 0.2 million common shares in open market transactions under the 2024 repurchase authorization for $74 million at an average price of $339.55 and approximately 1.7 million common shares in open market transactions under the February 2023 repurchase authorization for $676 million at an average price of $390.30.

Our remaining repurchase authorization was $2.9 billion as of February 19, 2025.
Excluding shares acquired in connection with employee stock plans, share repurchases were as follows during the years ended December 31, 2024, 2023 and 2022:

		2024		2023		2022
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
February 2024	3,000	0.2	$74	—	$—	—	$—
February 2023	3,000	1.7	$676	3.1	$1,500	—	$—
February 2021	3,000	—	$—	—	$—	4.3	$2,000
Total repurchases		1.9	$750	3.1	$1,500	4.3	$2,000

In connection with employee stock plans, we acquired 0.2 million common shares for $46 million in 2024, 0.2 million common shares for $73 million in 2023, and 0.2 million common shares for $96 million in 2022.

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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $13.2 billion and $12.2 billion as of December 31, 2024 and 2023, respectively, which exceeded aggregate minimum regulatory requirements of $11.4 billion and $9.8 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2025 is approximately $1.3 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.5 billion in 2024, $1.8 billion in 2023, and $1.3 billion in 2022.
17. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $647 million in 2025, $469 million in 2026, $342 million in 2027, $234 million in 2028, and $205 million in 2029. Purchase obligations exclude agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2024, we were not involved in any SPE transactions.
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
In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify a third-party to such arrangement from any losses incurred relating to the services they perform on behalf of us, or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Government Contracts
Our Medicare products, which accounted for approximately 85% of our total premiums and services revenue for the year ended December 31, 2024, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2025, and all of our product offerings filed with CMS for 2025 have been approved.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2011 as proposed. However, CMS’s Final RADV Rule does not adopt a specific sampling, extrapolation or audit methodology. CMS instead stated its general plan to rely on “any statistically valid method . . . that is determined to be well-suited to a particular audit.”

We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (“APA”). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. They also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2023 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. CMS confirmed its intent to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without the use of a FFS Adjuster, to CMS audits conducted for PY 2018 and subsequent years when it selected certain of Humana's MA contracts for PY 2018 RADV Audits. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, could have a material adverse effect on our results of operations, financial position, or cash flows.

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
Our state-based Medicaid business accounted for approximately 8% of our total premiums and services revenue for the year ended December 31, 2024 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.

Our military services business, which accounted for approximately 1% of our total premiums and services revenue for the year ended December 31, 2024, primarily consisted of the TRICARE T2017 East Region contract. We delivered services under the T2017 East Region contract from commencement on January 1, 2018 through expiration on December 31, 2024. The T2017 East Region contract comprised 32 states and approximately 6 million TRICARE beneficiaries. In December 2022, we were awarded the next generation of TRICARE Managed Care Support Contracts, or T-5, for the updated TRICARE East Region by the Defense Health Agency of the DoD. The T-5 East Region contract commenced on January 1, 2025 and comprises 24 states, and Washington D.C., and approximately 4.6 million beneficiaries. The transition period for the T-5 contract began in January 2024 and overlapped the final year of the T2017 contract. The length of the contract is one transition year followed by eight annual option periods, which, if all options are exercised, would result in a total contract length of nine years.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Legal Proceedings and Certain Regulatory Matters

From time to time, the Civil Division of the United States Department of Justice has provided us with information requests, concerning our Medicare Part C risk adjustment practices. These requests relate to our oversight and submission of risk adjustment data generated by providers, as well as to our business and compliance practices related to risk adjustment data generated by our providers and by our Medicare Advantage Organizations. We continue to cooperate with the Department of Justice on these requests.

On January 19, 2016, an individual filed a qui tam suit captioned United States of America ex rel. Steven Scott v. Humana Inc in United States District Court, Western District of Kentucky, Louisville division. As previously disclosed, during 2023, we accrued certain anticipated expenses in connection with this matter. On August 15, 2024, Humana settled the claims in this suit, and paid the United States $90 million.

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

In June 2024, a putative stockholder class action was filed against Humana Inc. and certain of our current and former executive officers under the federal securities laws in the United States District Court for the District of Delaware. The case, now captioned In re Humana Inc. Securities Litigation, alleges that between July 2022 and October 2024, Humana made false or misleading statements in its periodic SEC filings and statements to the financial markets about our financial performance and the medical costs and Star Ratings in our Medicare Advantage business. The action seeks, among other things, unspecified compensatory damages and attorneys' fees. Between July and November 2024, parallel stockholder derivative actions captioned Silva v. Broussard, Spikes v. Broussard, and Noble v. Broussard, respectively, were filed in the United States District Court for the Western District of Kentucky alleging that the same claimed acts and omissions underlying the federal securities law case also constitute a breach of fiduciary duty by certain of our current and former directors and executive officers. The actions seek, among other things, reforms to the Company's corporate governance and internal procedures, unspecified damages and attorneys' fees. We will vigorously defend against the allegations in all cases.

On October 18, 2024, Humana Inc., along with co-plaintiff Americans for Beneficiary Choice, filed suit against the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, Xavier Becerra in his official capacity as Secretary, and Chiquita Brooks-LaSure, in her official capacity as Administrator, in the United States District Court, Northern District of Texas, Fort Worth Division, seeking a determination that they violated the Administrative Procedure Act in administering the Medicare Advantage and Part D Star Ratings program. We seek to set aside and vacate Humana’s 2025 Star Ratings and remand the matter to CMS for recalculation and to declare that CMS’s policy refusing to disclose all relevant data and information is arbitrary, capricious, and unlawful. There is no assurance that we will prevail in the lawsuit. For additional information on this matter, refer to Part I, Item 1A, "Risk Factors" of this Form 10-K.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We also are involved in various other lawsuits that arise, for the most part, in the ordinary course of our business operations, certain of which may be styled as class-action lawsuits. Among other matters, this litigation may include employment matters, claims of medical malpractice, bad faith, personal injury, nonacceptance or termination of providers, anticompetitive practices, improper rate setting, provider contract rate and payment disputes, including disputes over reimbursement rates required by statute, disputes arising from competitive procurement process, general contractual matters, intellectual property matters, and challenges to subrogation practices. Under state guaranty assessment laws, including those related to state cooperative failures in the industry, we may be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of insolvent insurance companies that write the same line or lines of business as we do.
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

18. SEGMENT INFORMATION

Our two reportable segments, Insurance and CenterWell, are based on a combination of the type of health plan customer and adjacent businesses centered on well-being solutions for our health plans and other customers, as described below. Our Chief Executive Officer, the Chief Operating Decision Maker, utilizes these segment groupings and results of each segment, measured by income (loss) from operations, to assess performance and allocate resources primarily during our annual budget process and periodic forecast updates.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Our CenterWell intersegment revenues includes the operations of CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and retail pharmacies jointly located within CenterWell Senior Primary Care clinics. In addition, our CenterWell intersegment revenues include revenues earned by certain owned providers and our home solutions business, including fee-for-service and certain value-based arrangements with our health plans.
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third-party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $20.3 billion in 2024, $20.7 billion in 2023, and $19.7 billion in 2022. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The amount of this expense was $129 million in 2024, $138 million in 2023, and $122 million in 2022.
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
Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 85% for 2024, 84% for 2023 and 82% for 2022.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2024
External revenues
Premiums revenue	$112,104	$—	$—	$112,104
Services revenue	966	3,465	—	4,431
Total external revenues	113,070	3,465	—	116,535
Intersegment revenues	4	16,471	(16,475)	—
Investment income	690	—	536	1,226
Total revenues	113,764	19,936	(15,939)	117,761
Operating expenses:
Benefits	101,299	—	(635)	100,664
Operating costs	10,443	18,383	(15,130)	13,696
Depreciation and amortization	733	224	(118)	839
Total operating expenses	112,475	18,607	(15,883)	115,199
Income (loss) from operations	$1,289	$1,329	$(56)	$2,562

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2023
External revenues
Premiums revenue	$101,272	$—	$—	$101,272
Services revenue	1,000	3,033	—	4,033
Total external revenues	102,272	3,033	—	105,305
Intersegment revenues	31	15,372	(15,403)	—
Investment income	551	—	518	1,069
Total revenues	102,854	18,405	(14,885)	106,374
Operating expenses:
Benefits	89,100	—	(706)	88,394
Operating costs	10,408	16,791	(14,011)	13,188
Depreciation and amortization	692	210	(123)	779
Total operating expenses	100,200	17,001	(14,840)	102,361
Income (loss) from operations	$2,654	$1,404	$(45)	$4,013

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2022
External revenues
Premiums revenue	$87,712	$—	$—	$87,712
Services revenue	850	3,926	—	4,776
Total external revenues	88,562	3,926	—	92,488
Intersegment revenues	56	13,373	(13,429)	—
Investment income	223	8	151	382
Total revenues	88,841	17,307	(13,278)	92,870
Operating expenses:
Benefits	75,934	—	(244)	75,690
Operating costs	9,251	15,835	(12,415)	12,671
Depreciation and amortization	634	181	(106)	709
Total operating expenses	85,819	16,016	(12,765)	89,070
Income (loss) from operations	$3,022	$1,291	$(513)	$3,800

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19. REINSURANCE
Certain blocks of insurance assumed in acquisitions, primarily life and annuities in run-off status are subject to reinsurance where some or all of the underwriting risk related to these policies has been ceded to a third-party. In addition, a large portion of our reinsurance takes the form of 100% coinsurance agreements where, in addition to all of the underwriting risk, all administrative responsibilities, including premium collections and claim payment, have also been ceded to a third-party. We acquired these policies and related reinsurance agreements with the purchase of stock of companies in which the policies were originally written. We acquired these companies for business reasons unrelated to these particular policies, including the companies’ other products and licenses necessary to fulfill strategic plans.
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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Reinsurance recoverables, included in other long-term assets, were $167 million at December 31, 2024 and $173 million at December 31, 2023. The amount of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately $167 million at December 31, 2024 and approximately $173 million at December 31, 2023. Premiums ceded were $5 million in 2024, $1 million in 2023 and $5 million in 2022. Benefits ceded were $4 million in 2024, $3 million in 2023, and $2 million in 2022.
We evaluate the financial condition of our reinsurers on a regular basis. Protective Life Insurance Company, with $154 million in reinsurance recoverables, is well-known and well-established with a AM Best rating of A+ at December 31, 2024. The remaining reinsurance recoverables of $13 million are divided between 7 other reinsurers, with none subject to funds withheld accounts or other financial guarantees supporting the repayment of these amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Incurred but not yet Reported Benefits Payable

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s incurred but not yet reported benefits payable (IBNR) was $7.3 billion as of December 31, 2024. Management develops its estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a greater probability of being adequate versus being insufficient, or such that the liabilities established for IBNR are sufficient to cover obligations under an assumption of moderately adverse conditions. For periods prior to the most recent two months, a completion factor method uses historical paid claims patterns to estimate the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. Changes in claim inventory levels and known changes in claim payment processes are taken into account in these estimates. For the most recent two months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from historical experience in the preceding months, adjusted for known changes in estimates of hospital admissions, recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix and workday seasonality.

The principal considerations for our determination that performing procedures relating to the valuation of IBNR is a critical audit matter are (i) the significant judgment by management when developing the estimate of IBNR; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the actuarial methodologies and management’s significant assumptions related to completion factors, per member per month claims trends, and the potential for moderately adverse conditions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

Impairment Assessments – Home Solutions Reporting Unit Goodwill and Certificates of Need Intangible Assets

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s goodwill balance was $9.6 billion as of December 31, 2024, of which $4.4 billion relates to the Home Solutions reporting unit. The Company’s other intangible assets balance was $1.4 billion as of December 31, 2024, of which $0.9 billion relates to the Certificates of Need intangible assets. Impairment tests are performed, at a minimum, in the fourth quarter of each year and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Management uses future discounted cash flows analyses to determine fair value. Key assumptions in management’s future discounted cash flow analyses include revenue growth rates, long-term growth rates, operating cost trends, projected operating income, and discount rates. The annual impairment assessment of the Certificates of Need intangible assets resulted in an impairment charge of $0.2 billion in the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to the impairment assessments of the Home Solutions reporting unit goodwill and the Certificates of Need intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Home Solutions reporting unit goodwill and the Certificates of Need intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, long-term growth rates, projected operating income, including operating cost trends, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments, including controls over the significant assumptions used in the valuation of the Home Solutions reporting unit goodwill and the Certificates of Need intangible assets. These procedures also included, among others, (i) testing management's processes for developing the fair value estimates of the Home Solutions reporting unit goodwill and the Certificates of Need intangible assets; (ii) evaluating the appropriateness of the discounted cash flows analyses; (iii) testing the completeness and accuracy of underlying data used in the analyses; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, long-term growth rates, projected operating income, including operating cost trends, and discount rates. Evaluating management’s assumptions related to revenue growth rates, long-term growth rates and projected operating income, including operating cost trends involved evaluating whether the assumptions used by management were reasonable considering the past performance of the Home Solutions reporting unit and the Certificates of Need intangible assets and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flows analyses and the reasonableness of the significant assumptions related to the long-term growth rates and discount rates.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 20, 2025

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
Based on our evaluation as of December 31, 2024, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on pages 114-116.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) None.

(b) During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 17, 2025 appearing under the caption “Proposal One: Election of Directors” in such Definitive Proxy Statement.
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
Code of Business Conduct and Ethics
Since 1995, we have operated under an omnibus Code of Ethics and Business Conduct, currently known as the Humana Inc. Ethics Every Day (the “Code”). All associates and directors are required to annually affirm in writing their acceptance of the Code. The Code was adopted by our Board of Directors in June 2014, replacing a previous iteration, known as the Humana Inc. Principles of Business Ethics, as the document to comply with the New York Stock Exchange Corporate Governance Standard 303A.10. The Code is available on the Investor Relations section of our web site at www.humana.com, and any waiver of the application of the Code with respect to directors or executive officers must be made by the Board of Directors and will be promptly disclosed on our web site at www.humana.com.
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
We have also adopted our Policy Regarding Transactions in Company Securities, Inside Information and Confidentiality, which we refer to as our Insider Trading Policy. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K and is also available on the Investor Relations section of our Internet web site at www.humana.com.

Additional information about these items can be found in, and is incorporated by reference to, our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 17, 2025.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 17, 2025 appearing under the caption “Corporate Governance – Audit Committee” of such Definitive Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 17, 2025 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Definitive Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 17, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity compensation plan information
We maintain plans under which options to purchase our common stock and awards of restricted stock may be made to officers, directors, and key associates. Stock options are granted with an exercise price equal to the fair market value of the underlying common stock on the date of grant. Our stock plans, as approved by the Board of Directors and stockholders, define fair market value as the average of the highest and lowest stock prices reported on the composite tape by the New York Stock Exchange on a given date. Exercise provisions vary, but most options vest in whole or in part 1 to 3 years after grant and expire up to 7 years after grant.

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2024 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	375,066	$404.615	$10,778,492	(2)(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	375,066	$404.615	$10,778,492
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
(4)Of the number listed above, 3,674,990 (1,445,966 from the 2011 Plan and 2,229,024 from the Amended and Restated Plan) can be issued as restricted stock at December 31, 2024 (giving effect to the provision that one restricted share is equivalent to 2.29 stock options in the 2011 Plan and 3.35 stock options in the Amended and Restated Plan).
The information under the captions “Stock Ownership Information - Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Stock Ownership Information - Security Ownership of Directors and Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 17, 2025, is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 17, 2025 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Director Independence” of such Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 17, 2025 appearing under the caption “Audit Committee Report” of such Definitive Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The financial statements, Report of Independent Registered Public Accounting Firm (PCAOB ID 238), financial statement schedule and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedule is included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022
All other schedules have been omitted because they are not applicable.
(3)Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992, and the amendment dated April 24, 2024 (incorporated herein by reference to Exhibit 3(i) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

(b)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-05975).

(b)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(c)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006, Req. No. 333-132878).

(d)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 13 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(e)	Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(f)	Ninth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(g)	Tenth Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(h)	Eleventh Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(i)	Fourteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(j)	Fifteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(k)
Sixteenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(l)	Seventeenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(m)	Nineteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(n)	Twentieth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(o)	Twenty-First Supplemental Indenture, dated March 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 23, 2022).

(p)	Twenty-Second Supplemental Indenture, dated November 22, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on November 22, 2022).

(q)	Twenty-Third Supplemental Indenture, dated November 22, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on November 22, 2022).

(r)	Twenty-Fourth Supplemental Indenture, dated March 13, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2023).

(s)	Twenty-Fifth Supplemental Indenture, dated March 13, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2023).

(t)	Twenty-Sixth Supplemental Indenture, dated November 9, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on November 9, 2023).

(u)	Twenty-Seventh Supplemental Indenture, dated November 9, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on November 9, 2023).

(v)	Twenty-Eighth Supplemental Indenture, dated March 13, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.'s Current Report on Form 8-K filed on March 13, 2024).

(w)	Twenty-Ninth Supplemental Indenture, dated March 13, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.'s Current Report on Form 8-K filed on March 13, 2024).

(x)†	Description of Securities.

10(a)*	Humana Inc. Executive Incentive Compensation Plan, as amended and restated January 1, 2020 (incorporated herein by reference to Exhibit 10(b) to Humana Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

(b)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05975).

(c)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(d)*	Humana Inc. Executive Severance Policy, effective as of March 1, 2023 (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(e)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(f)*	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2011 (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K filed on February 18, 2011).

(g)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-05975).

(h)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(i)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(j)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013).

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

(l)	First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 31, 2024, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, and certain banks and other financial institutions party thereto (incorporated herein by reference to Exhibit 10.2 to Humana Inc.'s Current Report on Form 8-K filed on June 5, 2024).

(m)	364-Day Revolving Credit Agreement, dated as of May 31, 2024, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Humana Inc.'s Current Report on Form 8-K filed on June 5, 2024).

(n)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(o)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(p)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(q)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(r)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(s)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(t)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-05975).

(u)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(v)*	Transition & Separation Agreement, dated as of May 13, 2024, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s on Form 8-K filed on May 13, 2024).

(w)*†	Transition & Separation Agreement, dated as of December 2, 2024, by and between Humana Inc. and Susan Diamond.

(x)*†	Offer Letter, dated as of November 20, 2024, by and between Humana Inc. and Celeste Mellet.

(y)*	Humana Inc. Change in Control Policy, effective March 1, 2019 (incorporated herein by reference to Exhibit 10(aa) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(z)	Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 7, 2014).

(aa)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(bb)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(cc)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(hh) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(dd)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(ii) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(ee)*	Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 18, 2019).

(ff)*	First Amendment to the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(ee) to Humana Inc.'s Annual Report on Form 10-K filed on December 31, 2023).

(gg)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(hh)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

(ll)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.'s Annual Report on Form10-K for the year ended December 31, 2023).

(mm)*	Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).

(nn)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(oo) to Humana Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).

(oo)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(pp) to Humana Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

19.1†	Policy Regarding Transactions in Company Securities, Inside Information and Confidentiality as of December 2023.

21 †	List of subsidiaries.

23 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

97*    Humana Inc. Compensation Recoupment Policy, effective October 2, 2023 (incorporated herein by reference to Exhibit 97 to Humana Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).
101    The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2024, 2023, and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104     Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*Exhibits 10(a) through and including 10(j), and Exhibits 10(u) through and including 10(y), as well as Exhibits 10(aa) through and including Exhibit 10(oo) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$329	$250
Investment securities	233	260
Receivable from operating subsidiaries	2,874	2,050
Other current assets	595	717
Total current assets	4,031	3,277
Property and equipment, net	1,876	2,334
Investment in subsidiaries	31,011	29,666
Other long-term assets	364	348
Total assets	$37,282	$35,625
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$7,144	$5,768
Short-term debt	577	1,443
Current portion of notes payable to operating subsidiaries	36	36
Book overdraft	70	75
Other current liabilities	1,565	1,566
Total current liabilities	9,392	8,888
Long-term debt	11,144	10,213
Other long-term liabilities	371	262
Total liabilities	20,907	19,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,718,810 shares issued at December 31, 2024 and 198,690,082 shares issued at December 31, 2023	33	33
Capital in excess of par value	3,463	3,346
Retained earnings	28,317	27,540
Accumulated other comprehensive (loss) income	(1,067)	(999)
Treasury stock, at cost, 78,077,195 shares at December 31, 2024 and 76,465,862 shares at December 31, 2023	(14,371)	(13,658)
Total stockholders' equity	16,375	16,262
Total liabilities and stockholders' equity	$37,282	$35,625
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2024	2023	2022
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$3,064	$2,075	$1,554
Investment and other (loss) income, net	34	42	(88)
Total revenues	3,098	2,117	1,466
Expenses:
Operating costs	2,588	2,016	1,700
Depreciation	728	656	581
Interest	655	489	400
Total expenses	3,971	3,161	2,681
Other income, net	(115)	(184)	—
Loss before income taxes and equity in net earnings of subsidiaries	(758)	(860)	(1,215)
Benefit for income taxes	(91)	(146)	(266)
Loss before equity in net earnings of subsidiaries	(667)	(714)	(949)
Equity in net earnings of subsidiaries	1,874	3,203	3,755
Net income attributable to Humana	$1,207	$2,489	$2,806
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2024	2023	2022
	(in millions)
Net income attributable to Humana	$1,207	$2,489	$2,806
Other comprehensive (loss) income:
Change in gross unrealized investment (losses) gains	(62)	372	(1,819)
Effect of income taxes	15	(85)	418
Total change in unrealized investment (losses) gains, net of tax	(47)	287	(1,401)
Reclassification adjustment for net realized (gains) losses included in investment income	(27)	25	72
Effect of income taxes	6	(7)	(17)
Total reclassification adjustment, net of tax	(21)	18	55
Other comprehensive (loss) income, net of tax	(68)	305	(1,346)
Comprehensive income attributable to Humana	$1,139	$2,794	$1,460
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2024	2023	2022
	(in millions)
Net cash provided by operating activities	$3,454	$3,042	$4,868
Cash flows from investing activities:
Acquisitions, net of cash acquired	(89)	(233)	(337)
Capital contributions to operating subsidiaries	(1,698)	(792)	(484)
Purchases of property and equipment, net	(426)	(761)	(931)
Purchases of investment securities	(16)	(17)	(63)
Proceeds from sale of investment securities	—	41	468
Maturities of investment securities	32	67	30
Other	(50)	—	—
Net cash used in investing activities	(2,247)	(1,695)	(1,317)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	2,225	2,537	1,976
Repayments of senior notes	(1,107)	(1,832)	(1,000)
(Repayments) proceeds from issuance of commercial paper, net	(907)	211	(376)
Repayment of term loan	—	(500)	(2,000)
Change in book overdraft	(5)	2	5
Common stock repurchases	(817)	(1,573)	(2,096)
Dividends paid	(431)	(431)	(392)
Proceeds from stock option exercises and other	(86)	(125)	40
Net cash used in financing activities	(1,128)	(1,711)	(3,843)
Increase (decrease) in cash and cash equivalents	79	(364)	(292)
Cash and cash equivalents at beginning of year	250	614	906
Cash and cash equivalents at end of year	$329	$250	$614
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Parent company financial information has been derived from our consolidated financial statements and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with our consolidated financial statements. Refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for a summary of significant accounting policies.

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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.5 billion in 2024, $1.8 billion in 2023, and $1.3 billion in 2022.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $13.2 billion and $12.2 billion as of December 31, 2024 and 2023, respectively, which exceeded aggregate minimum regulatory requirements of $11.4 billion and $9.8 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2025 is approximately $1.3 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.5 billion in 2024, $1.8 billion in 2023, and $1.3 billion in 2022.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Our use of operating cash flows derived from our non-insurance subsidiaries, such as in our Healthcare Services segment, is generally not restricted by state departments of insurance (or comparable state regulators).

4. ACQUISITIONS & DIVESTITURES
Refer to Note 3 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for a description of certain acquisitions and divestitures.

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

HUMANA INC.

By:	/s/ CELESTE M. MELLET
Celeste M. Mellet
Chief Financial Officer (Principal Financial Officer)

Date:	February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CELESTE M. MELLET	Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Celeste M. Mellet

/s/ JOHN-PAUL W. FELTER	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2025
John-Paul W. Felter

/s/ JAMES A. RECHTIN	President and Chief Executive Officer, Director (Principal Executive Officer)	February 20, 2025
James A. Rechtin

/s/ KURT J. HILZINGER	Chairman of the Board	February 20, 2025
Kurt J. Hilzinger

/s/ RAQUEL C. BONO, M.D.	Director	February 20, 2025
Raquel C. Bono, M.D.

/s/ FRANK A. D’AMELIO	Director	February 20, 2025
Frank A. D’Amelio

/s/ DAVID T. FEINBERG, M.D.	Director	February 20, 2025
David T. Feinberg, M.D.

/s/ WAYNE A. I. FREDERICK, M.D.	Director	February 20, 2025
Wayne A. I. Frederick, M.D.

/s/ JOHN W. GARRATT	Director	February 20, 2025
John W. Garratt

/s/ KAREN W. KATZ	Director	February 20, 2025
Karen W. Katz

/s/ MARCY S. KLEVORN	Director	February 20, 2025
Marcy S. Klevorn

/s/ JORGE S. MESQUITA	Director	February 20, 2025
Jorge S. Mesquita

/s/ BRAD D. SMITH	Director	February 20, 2025
Brad D. Smith

/s/ GORDON SMITH	Director	February 20, 2025
Gordon Smith