Form 10-Q
period 2025-03-31
HUMANA INC
filed 2025-04-30
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2025
$0.16 2/3 par value	120,693,475 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2025

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,250	$2,221
Investment securities	17,888	18,214
Receivables, net of allowances of $121 in 2025 and $98 in 2024	4,459	2,704
Other current assets	7,825	6,676
Total current assets	34,422	29,815
Property and equipment, net	2,427	2,532
Long-term investment securities	410	421
Equity method investments	659	697
Goodwill	9,631	9,631
Other long-term assets	3,381	3,383
Total assets	$50,930	$46,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$11,451	$10,440
Trade accounts payable and accrued expenses	5,380	5,259
Book overdraft	370	403
Unearned revenues	265	260
Short-term debt	577	577
Total current liabilities	18,043	16,939
Long-term debt	12,729	11,144
Other long-term liabilities	2,339	1,951
Total liabilities	33,111	30,034
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,719,321 shares issued at March 31, 2025 and 198,718,810 shares issued at December 31, 2024	33	33
Capital in excess of par value	3,497	3,463
Retained earnings	29,453	28,317
Accumulated other comprehensive loss	(868)	(1,067)
Treasury stock, at cost, 78,025,846 shares at March 31, 2025 and 78,077,195 shares at December 31, 2024	(14,364)	(14,371)
Total stockholders' equity	17,751	16,375
Noncontrolling interests	68	70
Total equity	17,819	16,445
Total liabilities and equity	$50,930	$46,479

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2025	2024
	(in millions, except per share results)
Revenues:
Premiums	$30,514	$28,261
Services	1,334	1,062
Investment income	264	288
Total revenues	32,112	29,611
Operating expenses:
Benefits	26,535	25,124
Operating costs	3,380	3,042
Depreciation and amortization	183	209
Total operating expenses	30,098	28,375
Income from operations	2,014	1,236
Interest expense	160	159
Other expense, net	163	63
Income before income taxes and equity in net losses	1,691	1,014
Provision for income taxes	406	251
Equity in net losses	(43)	(24)
Net income	$1,242	$739
Net loss attributable to noncontrolling interests	2	2
Net income attributable to Humana	$1,244	$741
Basic earnings per common share	$10.31	$6.13
Diluted earnings per common share	$10.30	$6.11
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2025	2024
	(in millions)
Net income attributable to Humana	$1,244	$741
Other comprehensive income (loss):
Change in gross unrealized investment gains (losses)	258	(114)
Effect of income taxes	(58)	28
Total change in unrealized investment gains (losses), net of tax	200	(86)
Reclassification adjustment for net realized gains	(2)	(1)
Effect of income taxes	1	—
Total reclassification adjustment, net of tax	(1)	(1)
Other comprehensive income (loss), net of tax	199	(87)
Comprehensive income attributable to Humana	$1,443	$654
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended March 31, 2025
Balances, December 31, 2024	198,719	$33	$3,463	$28,317	$(1,067)	$(14,371)	$16,375	$70	$16,445
Net income				1,244			1,244	(2)	1,242
Other comprehensive income					199		199		199
Common stock repurchases			—			(9)	(9)		(9)
Dividends and dividend equivalents			—	(108)			(108)		(108)
Stock-based compensation			50				50		50
Restricted stock unit vesting	—	—	(16)			16	—		—
Balances, March 31, 2025	198,719	$33	$3,497	$29,453	$(868)	$(14,364)	$17,751	$68	$17,819

Three months ended March 31, 2024
Balances, December 31, 2023	198,690	$33	$3,346	$27,540	$(999)	$(13,658)	$16,262	$56	$16,318
Net income				741			741	(2)	739
Distribution from noncontrolling interest holders, net								2	2
Other comprehensive loss					(87)		(87)		(87)
Common stock repurchases			—			(723)	(723)		(723)
Dividends and dividend equivalents			—	(108)			(108)		(108)
Stock-based compensation			45				45		45
Restricted stock unit vesting	1	—	(22)			22	—		—
Balances, March 31, 2024	198,691	$33	$3,369	$28,173	$(1,086)	$(14,359)	$16,130	$56	$16,186
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2025	2024
	(in millions)
Cash flows from operating activities
Net income	$1,242	$739
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities, net	(2)	(1)
Equity in net losses	43	24
Stock-based compensation	49	45
Depreciation	200	226
Amortization	15	16
Impairment of property and equipment	9	33
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	(1,755)	(1,890)
Other assets	(686)	97
Benefits payable	1,011	1,488
Other liabilities	193	(422)
Unearned revenues	5	35
Other	7	33
Net cash provided by operating activities	331	423
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	—	(14)
Purchases of property and equipment, net	(95)	(177)
Purchases of investment securities	(827)	(1,259)
Proceeds from maturities of investment securities	889	645
Proceeds from sales of investment securities	522	391
Changes in securities lending collateral receivable	(175)	—
Net cash provided by (used in) investing activities	314	(414)
Cash flows from financing activities
(Payments) receipts from contract deposits, net	(35)	499
Proceeds from issuance of senior notes, net	1,481	2,232
Repayments from issuance of commercial paper, net	(4)	(644)
Debt issue costs	(3)	(5)
Change in book overdraft	(33)	(20)
Common stock repurchases	(9)	(717)
Dividends paid	(108)	(109)
Changes in securities lending payable	175	—
Changes in rebate factor payable	(68)	—
Other	(12)	(29)
Net cash provided by financing activities	1,384	1,207
Increase in cash and cash equivalents	2,029	1,216
Cash and cash equivalents at beginning of period	2,221	4,694
Cash and cash equivalents at end of period	$4,250	$5,910
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the three months ended March 31,
	2025	2024
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$143	$158
Income tax (refunds) payments, net	$(12)	$1
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$22
Less: Fair value of liabilities assumed	—	(8)
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$—	$14
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements and Notes as of and for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 20, 2025. We refer to this Form 10-K as the “2024 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill and indefinite-lived intangible assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. For additional information regarding accounting policies considered in preparing our consolidated financial statements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Value Creation Initiatives
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we have committed to driving additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $24 million for the three months ended March 31, 2025 and $29 million for the three months ended March 31, 2024 within operating costs in the condensed consolidated statements of income. These charges primarily relate to asset impairments in the 2024 and 2025 quarters, as well as severance charges in connection with workforce optimization and external consulting spend for these initiatives in the 2025 quarter.
Revenue Recognition
Our revenues include premiums and services revenue. Services revenue includes administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, services revenue includes net patient services revenue that are recorded based upon established billing rates, less allowances for contractual adjustments, and are recognized as services are provided. For additional information regarding our revenues, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K. For additional information regarding disaggregation of revenue by segment and type, refer to Note 14 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
At March 31, 2025, accounts receivable related to services were $365 million. For the three months ended March 31, 2025, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at March 31, 2025.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the three months ended March 31, 2025, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires significant additional disclosures disaggregating certain costs and expenses including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The new guidance requires prospective application (with retrospective application permitted). The new guidance will be effective for us beginning with our annual 2027 year-end financial statements, with early adoption permitted. We are currently evaluating the impact on our disclosures.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS
Acquisition related activities during the first quarter of 2025 were not material. During the first quarter of 2024, we acquired various health and wellness related businesses which, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in the first quarter of 2024 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the quarter of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2025 and December 31, 2024, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,058	$2	$(61)	$2,999
Mortgage-backed securities	4,399	2	(428)	3,973
Tax-exempt municipal securities	521	—	(24)	497
Mortgage-backed securities:
Residential	599	1	(55)	545
Commercial	1,226	1	(72)	1,155
Asset-backed securities	1,367	5	(18)	1,354
Corporate debt securities	8,255	25	(505)	7,775
Total debt securities	$19,425	$36	$(1,163)	$18,298

December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,336	$1	$(110)	$3,227
Mortgage-backed securities	4,504	—	(509)	3,995
Tax-exempt municipal securities	548	—	(22)	526
Mortgage-backed securities:
Residential	586	—	(64)	522
Commercial	1,290	1	(85)	1,206
Asset-backed securities	1,424	3	(24)	1,403
Corporate debt securities	8,330	21	(595)	7,756
Total debt securities	$20,018	$26	$(1,409)	$18,635
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $381 million and $391 million, respectively, at March 31, 2025. The book value and fair value were $381 million and $396 million, respectively, at December 31, 2024.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $594 million was held at March 31, 2025. At March 31, 2025, collateral from lending our investment securities has been reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $237 million at March 31, 2025.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at March 31, 2025 and December 31, 2024, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,790	$(28)	$432	$(33)	$2,222	$(61)
Mortgage-backed securities	1,471	(23)	2,200	(405)	3,671	(428)
Tax-exempt municipal securities	71	(1)	393	(23)	464	(24)
Mortgage-backed securities:
Residential	42	(1)	341	(54)	383	(55)
Commercial	108	(1)	930	(71)	1,038	(72)
Asset-backed securities	327	(3)	388	(15)	715	(18)
Corporate debt securities	1,784	(25)	4,104	(480)	5,888	(505)
Total debt securities	$5,593	$(82)	$8,788	$(1,081)	$14,381	$(1,163)

December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,343	$(68)	$456	$(42)	$2,799	$(110)
Mortgage-backed securities	1,766	(50)	2,203	(459)	3,969	(509)
Tax-exempt municipal securities	97	(1)	405	(21)	502	(22)
Mortgage-backed securities:
Residential	130	(2)	343	(62)	473	(64)
Commercial	58	(1)	992	(84)	1,050	(85)
Asset-backed securities	419	(5)	436	(19)	855	(24)
Corporate debt securities	2,385	(51)	4,269	(544)	6,654	(595)
Total debt securities	$7,198	$(178)	$9,104	$(1,231)	$16,302	$(1,409)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at March 31, 2025. Our remaining debt securities below investment-grade were primarily rated B+, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,530 positions out of a total of approximately 2,190 positions at March 31, 2025. All issuers of debt securities we own that were trading at an unrealized loss at March 31, 2025 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At March 31, 2025,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three months ended March 31, 2025 or 2024.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in millions)
Gross gains on investment securities	$5	$2
Gross losses on investment securities	(3)	(1)
Net recognized gains on investment securities	$2	$1
The contractual maturities of debt securities available for sale at March 31, 2025, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$988	$985
Due after one year through five years	5,344	5,212
Due after five years through ten years	4,339	4,112
Due after ten years	1,163	962
Mortgage and asset-backed securities	7,591	7,027
Total debt securities	$19,425	$18,298

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2025 and December 31, 2024, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2025
Cash equivalents	$4,074	$4,074	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,999	—	2,999	—
Mortgage-backed securities	3,973	—	3,973	—
Tax-exempt municipal securities	497	—	497	—
Mortgage-backed securities:
Residential	545	—	545	—
Commercial	1,155	—	1,139	16
Asset-backed securities	1,354	—	1,266	88
Corporate debt securities	7,775	—	7,493	282
Total debt securities	18,298	—	17,912	386
Securities lending invested collateral	594	594	—	—
Total invested assets	$22,966	$4,668	$17,912	$386

December 31, 2024
Cash equivalents	$2,048	$2,048	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	3,227	—	3,227	—
Mortgage-backed securities	3,995	—	3,995	—
Tax-exempt municipal securities	526	—	526	—
Mortgage-backed securities:
Residential	522	—	522	—
Commercial	1,206	—	1,199	7
Asset-backed securities	1,403	—	1,330	73
Corporate debt securities	7,756	—	7,514	242
Total debt securities	18,635	—	18,313	322
Securities lending invested collateral	418	418	—	—
Total invested assets	$21,101	$2,466	$18,313	$322
Our Level 3 assets had a fair value of $386 million, or 1.7% of total invested assets, and $322 million, or 1.5% or total invested assets, at March 31, 2025 and December 31, 2024, respectively. During the three months ended

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2025 and 2024, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	Private Placements
	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	(in millions)
Beginning balance at January 1	$322	$218
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	3	(2)
Purchases	63	11
Maturities	(2)	—
Sales	—	—
Settlements	—	(1)
Balance at March 31	$386	$226
During the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3.
Interest Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate adjustment to the carrying value of the senior notes was a decrease of approximately $26 million at March 31, 2025. The swap liability, included within other long-term liabilities on our condensed consolidated balance sheet, was approximately $58 million at March 31, 2025. The swap asset, included within other long-term assets on our condensed consolidated balance sheet, was approximately $32 million at March 31, 2025. The swap liability, included within other long-term liabilities on our condensed consolidated balance sheets, was approximately $129 million at December 31, 2024. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three months ended March 31, 2025 and 2024.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes the notional amounts at March 31, 2025 and December 31, 2024, respectively, for our senior notes under the swap agreements:

	Notional amount at
Senior Notes Under Swap Agreements	March 31, 2025	December 31, 2024
	(in millions)
$1,500 million, 5.375% due April 15, 2031	$700	$700
$750 million, 5.875% due March 1, 2033	650	650
$850 million, 5.950% due March 15, 2034	800	800
$750 million, 5.550% due May 1, 2035	200	—
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.950% due October 1, 2044	400	400
$400 million, 4.800% due March 15, 2047	200	200
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	700	700
$1,000 million, 5.750% due April 15, 2054	700	700
Total Senior Notes Under Swap Agreements	$5,200	$5,000

Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $13.3 billion at March 31, 2025 and $11.7 billion at December 31, 2024. The fair value of our senior notes debt was $12.8 billion at March 31, 2025 and $11.2 billion at December 31, 2024. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. We had no outstanding commercial paper borrowings at March 31, 2025 and December 31, 2024.
Put and Call Options Measured at Fair Value
The put and call options fair values associated with our primary care strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $1,043 million and $7 million, respectively, at March 31, 2025. The put and call options fair values, derived from the Monte Carlo simulation, were $883 million and $10 million, respectively, at December 31, 2024. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets. Fair value changes to the put and call options are included within Other expense, net within our condensed consolidated income statement.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2025	December 31, 2024
Annualized volatility	17.4% - 18.9%	17.5% - 18.9%
Credit spread	0.9% - 1.6%	0.9% - 1.5%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	11.0% - 14.5%	11.0% - 14.5%
Long term growth rate	3.0%	3.0%
The assumptions used for annualized volatility, credit spread and weighted average cost of capital reflect the lowest and highest values where they differ significantly across the series of put and call options due to their expected exercise dates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, we acquired various health and wellness related businesses during 2024. Acquisition related activities during the first quarter of 2025 were not material. The values of net tangible assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying value as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for expected cash flows and discount rates in the present value calculations. There were no material asset or liabilities measured at fair value on a nonrecurring basis during 2025 and 2024 other than the assets and liabilities assumed in these acquisitions and any subsequent impairments. We recorded a $200 million charge relating to our indefinite-lived intangible assets during the fourth quarter of 2024.
For additional information regarding our fair value measurements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2025 and December 31, 2024. CMS subsidies/discounts include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants funded by CMS and pharmaceutical manufacturers.

Effective January 1, 2025, the Medicare Part D coverage gap was eliminated as mandated by the Inflation Reduction Act of 2022. The standard Part D benefit now comprises three phases: the deductible phase, the initial coverage phase and the catastrophic coverage phase. Beneficiaries' out-of-pocket expenses for covered prescription drugs are capped at $2,000, after which they incur no additional cost sharing for the remainder of the year. In addition, the Coverage Gap Discount Program was replaced by the Manufacturer Discount Program, requiring pharmaceutical manufacturers to provide discounts on brand name drugs during both the initial coverage and catastrophic phases. These changes are anticipated to reduce out-of-pocket costs for beneficiaries and impact plan liabilities accordingly.

The accompanying condensed consolidated balance sheets include $455 million of net assets and $530 million of net assets associated with subsidy programs at March 31, 2025 and December 31, 2024, respectively.

The accompanying condensed consolidated balance sheets also include $167 million of net liabilities and $126 million of net assets associated with cost sharing programs at March 31, 2025 and December 31, 2024, respectively.

For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
There were no changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2025.

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2025	$2,663	$6,968	$9,631
Acquisitions	—	—	—
Balance at March 31, 2025	$2,663	$6,968	$9,631

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2025 and December 31, 2024:

	Weighted Average Life	March 31, 2025			December 31, 2024
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$910	$—	$910	$910	$—	$910
Medicare licenses	Indefinite	270	—	270	270	—	270
Customer contracts/relationships	9.4 years	963	770	193	965	759	206
Trade names and technology	6.7 years	139	120	19	139	119	20
Provider contracts	11.9 years	67	64	3	67	64	3
Noncompetes and other	8.4 years	85	53	32	85	51	34
Total other intangible assets	9.2 years	$2,434	$1,007	$1,427	$2,436	$993	$1,443
    For the three months ended March 31, 2025 and 2024, amortization expense for other intangible assets was approximately $15 million and $16 million, respectively. The following table presents our estimate of amortization expense remaining for 2025 and each of the next five succeeding years at March 31, 2025:

(in millions)
For the years ending December 31,
2025	$44
2026	44
2027	34
2028	30
2029	28
2030	28
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
	(in millions)
Balances, beginning of period	$10,440	$10,241
Incurred related to:
Current year	27,012	25,659
Prior years	(477)	(535)
Total incurred	26,535	25,124
Paid related to:
Current year	(17,605)	(16,061)
Prior years	(7,919)	(7,575)
Total paid	(25,524)	(23,636)
Balances, end of period	$11,451	$11,729

The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the incurred claims amounts. At March 31, 2025 and March 31, 2024, benefits payable included IBNR of approximately $7.2 billion and $7.3 billion, primarily associated with claims incurred in each respective period.
Amounts incurred related to prior periods vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$1,244	$741
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,666	120,978
Dilutive effect of:
Employee stock options	—	6
Restricted stock	178	284
Shares used to compute diluted earnings per common share	120,844	121,268
Basic earnings per common share	$10.31	$6.13
Diluted earnings per common share	$10.30	$6.11
Number of antidilutive stock options and restricted stock excluded from computation	1,807	1,165

For additional information regarding earnings per common share, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2025 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2025 payments
12/31/2024	1/31/2025	$0.8850	$107
In February 2025, the Board declared a cash dividend of $0.885 per share payable on April 25, 2025 to stockholders of record as of the close of business on March 28, 2025. In April 2025, the Board declared a cash dividend of $0.885 per share payable on July 25, 2025 to stockholders of record as of the close of business on June 27, 2025. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.

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
Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the three months ended March 31, 2025, we did not repurchase shares in open market transactions under the February 2024 share repurchase authorization. During the three months ended March 31, 2024, we repurchased 1.8 million shares in open market transactions for $702 million. These shares were repurchased at an average price of $388.78 under the February 2023 and 2024 share repurchase authorizations.

Our remaining repurchase authorization was $2.9 billion as of April 29, 2025.
In connection with employee stock plans, we acquired 0.03 million common shares for $9 million and 0.04 million common shares for $15 million during the three months ended March 31, 2025 and 2024, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 24.6% and 25.3% for the three months ended March 31, 2025 and 2024, respectively. The year-over-year decrease in the effective income tax rate is primarily due to reduced state tax expense.

For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in millions)
Short-term debt:
Senior notes:
$600 million, 4.500% due April 1, 2025	$577	$577
Total senior notes	577	577
Total short-term debt	$577	$577
Long-term debt:
Senior notes:
$750 million, 1.350% due February 3, 2027	$690	$689
$600 million, 3.950% due March 15, 2027	538	538
$500 million, 5.750% due March 1, 2028	490	490
$500 million, 5.750% due December 1, 2028	496	496
$750 million, 3.700% due March 23, 2029	586	585
$500 million, 3.125% due August 15, 2029	434	433
$500 million, 4.875% due April 1, 2030	497	497
$1,500 million, 5.375% due April 15, 2031	1,485	1,226
$750 million, 2.150% due February 3, 2032	744	744
$750 million, 5.875% due March 1, 2033	742	726
$850 million, 5.950% due March 15, 2034	822	806
$750 million, 5.550% due May 1, 2035	743	—
$250 million, 8.150% due June 15, 2038	257	260
$400 million, 4.625% due December 1, 2042	375	366
$750 million, 4.950% due October 1, 2044	723	714
$400 million, 4.800% due March 15, 2047	397	392
$500 million, 3.950% due August 15, 2049	514	505
$750 million, 5.500% due March 15, 2053	721	705
$1,000 million, 5.750% due April 15, 2054	987	972
$500 million, 6.000% due May 1, 2055	488	—
Total senior notes	12,729	11,144
Total long-term debt	$12,729	$11,144
Senior Notes
In March 2025, we issued $750 million of 5.550% unsecured senior notes due May 1, 2035, $500 million of 6.000% unsecured senior notes due May 1, 2055, and an additional $250 million of our existing 5.375% unsecured senior notes due April 15, 2031. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.481 billion. We used the net proceeds of these offerings to repay outstanding amounts from the 4.500% Senior Notes due on April 1, 2025. The remaining net proceeds will be used for general corporate purposes, which may include the repayment of our existing indebtedness, including borrowings under our commercial paper program.
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $26 million at March 31, 2025.
For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
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
The SOFR spread varies depending on our credit ratings ranging from 92.0 to 130.0 basis points under the 5-year revolving credit agreement and 94.0 to 135.0 basis points under the 364-day revolving credit agreement. As of March 31, 2025, our SOFR was 114.0 basis points under the 5-year revolving credit agreement and 116.0 basis points under the 364-day revolving credit agreement. We also pay an annual facility fee regardless of utilization. This facility fee varies depending on our credit ratings ranging from 8.0 to 20.0 basis points under the 5-year revolving credit agreement and 6.0 to 15.0 basis points under the 364-day revolving credit agreement. As of March 31, 2025, our facility fee was 11.0 basis points under the 5-year revolving credit agreement and 9.0 basis points under the 364-day revolving agreement.
The terms of our revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 42.8% as measured in accordance with the revolving credit agreements as of March 31, 2025. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreements by up to $500 million, to a maximum of $5.2 billion, across the 5-year and 364-day revolving credit agreements.
At March 31, 2025, we had no borrowings and approximately $18 million of letters of credit outstanding under the revolving credit agreements. Accordingly, as of March 31, 2025, we had $2.624 billion of remaining borrowing capacity under the 5-year revolving credit agreement and $2.1 billion of remaining borrowing capacity under the 364-day revolving credit agreement (which excludes the uncommitted $500 million of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
Commercial Paper
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2025 was $1.2 billion, with no outstanding amount at March 31, 2025 and December 31, 2024.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At March 31, 2025 we had no outstanding short-term FHLB borrowings.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the three months ended March 31, 2025, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2025, and all of our product offerings filed with CMS for 2025 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our state-based Medicaid business, which accounted for approximately 10% of our total premiums and services revenue for the three months ended March 31, 2025 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
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

In June 2024, a putative stockholder class action was filed against Humana Inc. and certain of our current and former executive officers under the federal securities laws in the United States District Court for the District of Delaware. The case, now captioned In re Humana Inc. Securities Litigation, alleges that between July 2022 and October 2024, Humana made false or misleading statements in its periodic SEC filings and statements to the financial markets about our financial performance and the medical costs and Star Ratings in our Medicare Advantage business. The action seeks, among other things, unspecified compensatory damages and attorneys' fees. Between July 2024 and March 2025, parallel stockholder derivative actions captioned Silva v. Broussard, Spikes v. Broussard, Noble v. Broussard and Combs v. Broussard, respectively, were filed in the United States District Court for the Western District of Kentucky, and Nicolaou v. Broussard, was filed in Commonwealth of Kentucky, Jefferson Circuit Court, alleging that the same claimed acts and omissions underlying the federal securities law case also constitute a breach of fiduciary duty by certain of our current and former directors and executive officers. The actions seek, among other things, reforms to the Company's corporate governance and internal procedures, unspecified damages and attorneys' fees. We will vigorously defend against the allegations in all cases.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
The Insurance segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts, as well as our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. This segment also includes products consisting of specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits. In addition, our Insurance segment includes our Military services business, primarily our T-5 East Region contract, as well as the operations of our PBM business.
The CenterWell segment includes our pharmacy, primary care, and home solutions operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
Our CenterWell intersegment revenues includes the operations of CenterWell Pharmacy (our mail- order pharmacy business), CenterWell Specialty Pharmacy, and retail pharmacies jointly located within CenterWell Senior primary care clinics. In addition, our CenterWell intersegment revenues include revenues earned by certain owned providers and our home solutions business, including fee-for-service and certain value-based arrangements with our health plans.
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.2 billion and $4.0 billion for the three months ended March 31, 2025 and 2024, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The amount of this expense was $33 million and $32 million for the three months ended March 31, 2025 and 2024, respectively.
Other than those described previously, the accounting policies of each segment are the same. For additional information regarding our accounting policies refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy, primary care, and home solutions, to our Insurance segment customers. Intersegment sales and expenses are recorded primarily at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three months ended March 31, 2025 and 2024:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2025	(in millions)
External revenues
Premiums revenue	$30,514	$—	$—	$30,514
Services revenue	252	1,082	—	1,334
Total external revenues	30,766	1,082	—	31,848
Intersegment revenues	1	4,013	(4,014)	—
Investment income	170	—	94	264
Total revenues	30,937	5,095	(3,920)	32,112
Operating expenses:
Benefits	26,675	—	(140)	26,535
Operating costs	2,534	4,644	(3,798)	3,380
Depreciation and amortization	154	59	(30)	183
Total operating expenses	29,363	4,703	(3,968)	30,098
Income from operations	$1,574	$392	$48	$2,014

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2024	(in millions)
External revenues
Premiums revenue	$28,261	$—	$—	$28,261
Services revenue	275	787	—	1,062
Total external revenues	28,536	787	—	29,323
Intersegment revenues	1	4,031	(4,032)	—
Investment income	162	—	126	288
Total revenues	28,699	4,818	(3,906)	29,611
Operating expenses:
Benefits	25,251	—	(127)	25,124
Operating costs	2,364	4,483	(3,805)	3,042
Depreciation and amortization	186	53	(30)	209
Total operating expenses	27,801	4,536	(3,962)	28,375
Income from operations	$898	$282	$56	$1,236

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2024 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 20, 2025, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.
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
Value Creation Initiatives
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we have committed to driving additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges of $24 million for the three months ended March 31, 2025 and $29 million for the three months ended March 31, 2024 within operating costs in the condensed consolidated statements of income. These charges primarily relate to asset impairments in the 2024 and 2025 quarters, as well as severance charges in connection with workforce optimization and external consulting spend for these initiatives in the 2025 quarter.
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
The Insurance segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts, as well as our contract with CMS to administer the Limited Income Newly Eligible Transition, or LI-NET, prescription drug plan program and contracts with various states to provide Medicaid, dual eligible demonstration, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. This segment also includes products consisting of specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits. In addition, our Insurance segment includes our Military services business, primarily our T-5 East Region contract, as well as the operations of our PBM business.
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
Seasonality
Our quarterly Insurance segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our stand-alone prescription drug plan, or PDP, membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. Effective January 1, 2025, the Medicare Part D coverage gap was eliminated as mandated by the Inflation Reduction Act of 2022, or IRA. The standard Part D benefit now comprises three phases: the deductible phase, the initial coverage phase and the catastrophic coverage phase. Beneficiaries' out-of-pocket expenses for covered prescription drugs are capped at $2,000, after which they incur no additional cost sharing for the remainder of the year. In addition, the Coverage Gap Discount Program was replaced by the Manufacturer Discount Program, requiring pharmaceutical manufacturers to provide discounts on brand name drugs during both the initial coverage and catastrophic phases. These changes are anticipated to reduce out-of-pocket costs for beneficiaries and impact plan liabilities, accordingly. These benefit design changes will result in us sharing a greater portion of the responsibility and result in prescription costs that are more level throughout the year as compared to the historical seasonal decline seen prior to the IRA. In addition, the number of low-income senior members, as well as year-over-year changes in the mix of membership in our stand-alone PDP products, affects the quarterly benefit ratio pattern. The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season.

2025 Highlights
•Our strategy offers our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2025, approximately 3,501,700 members, or

67%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,837,300 members, or 69%, at March 31, 2024.
•Net income attributable to Humana was $1.2 billion, or $10.30 per diluted common share, and $0.7 billion, or $6.11 per diluted common share, for the three months ended March 31, 2025 and 2024, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments and charges associated with value creation initiatives. The impact of these adjustments to our consolidated income before income taxes and equity in net losses and diluted earnings per common share was as follows for the 2025 and 2024 quarter:

	For the three months ended March 31,
	2025	2024
	(in millions)
Consolidated income before income taxes and equity in net losses:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$163	$131
Value creation initiatives	24	29
Total	$187	$160

	For the three months ended March 31,
	2025	2024
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$1.35	$1.08
Value creation initiatives	0.20	0.24
Cumulative net tax impact	(0.36)	(0.31)
Total	$1.19	$1.01

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
Comparison of Results of Operations for 2025 and 2024
The following discussion primarily deals with our results of operations for the three months ended March 31, 2025, or the 2025 quarter and the three months ended March 31, 2024, or the 2024 quarter.

			Change
	Three months ended March 31,		Three months ended March 31, 2025 vs 2024
	2025	2024	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$30,514	$28,261	$2,253	8.0%
Services:
Insurance	252	275	(23)	(8.4)%
CenterWell	1,082	787	295	37.5%
Total services revenue	1,334	1,062	272	25.6%
Investment income	264	288	(24)	(8.3)%
Total revenues	32,112	29,611	2,501	8.4%
Operating expenses:
Benefits	26,535	25,124	1,411	5.6%
Operating costs	3,380	3,042	338	11.1%
Depreciation and amortization	183	209	(26)	(12.4)%
Total operating expenses	30,098	28,375	1,723	6.1%
Income from operations	2,014	1,236	778	62.9%
Interest expense	160	159	1	0.6%
Other expense, net	163	63	100	158.7%
Income before income taxes and equity in net losses	1,691	1,014	677	66.8%
Provision for income taxes	406	251	155	61.8%
Equity in net losses	(43)	(24)	19	79.2%
Net income	$1,242	$739	$503	68.1%
Diluted earnings per common share	$10.30	$6.11	$4.19	68.6%
Benefit ratio (a)	87.0%	88.9%		(1.9)%
Operating cost ratio (b)	10.6%	10.4%		0.2%
Effective tax rate	24.6%	25.3%		(0.7)%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $2.3 billion, or 8.0%, from $28.3 billion in the 2024 quarter to $30.5 billion in the 2025 quarter primarily due to higher per member Medicare premiums, driven largely by an increased direct subsidy due to the IRA, and higher per member state-based contracts premiums, as well as membership growth in the stand-alone PDP and state-based contracts businesses. These factors were partially offset by the membership decline within the individual Medicare Advantage business, inclusive of the decision to exit certain unprofitable plans and counties.

Services Revenue
Consolidated services revenue increased $272 million, or 25.6%, from $1.1 billion in the 2024 quarter to $1.3 billion in the 2025 quarter primarily due to higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Investment Income
Investment income decreased $24 million, or 8.3%, from $288 million in the 2024 quarter to $264 million in the 2025 quarter primarily due to lower interest income on debt securities.
Benefit Expense
Consolidated benefits expense increased $1.4 billion, or 5.6%, from $25.1 billion in the 2024 quarter to $26.5 billion in the 2025 quarter. The consolidated benefit ratio decreased 190 basis points from 88.9% for the 2024 quarter to 87.0% for the 2025 quarter primarily due to individual Medicare Advantage pricing inclusive of plan exits, benefit design changes and favorable workday impacts in the 2025 quarter more than offsetting claims trend and the funding environment, as well as the change in Medicare Part D seasonality due to the IRA. These factors were partially offset by a shift in line of business mix resulting from reductions in individual Medicare Advantage membership, combined with growth in the stand-alone PDP and state-based contracts businesses, which carry a higher benefit ratio. In addition, the decrease was offset by a delayed flu season that led to a more acute period in the 2025 quarter compared to the 2024 quarter and lower favorable prior-period medical claims reserve development.
Consolidated benefits expense included $477 million of favorable prior-period medical claims reserve development in the 2025 quarter and $535 million of favorable prior-period medical claims development in the 2024 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by 160 basis points in the 2025 quarter and decreased the consolidated benefit ratio by 190 basis points in the 2024 quarter.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $338 million, or 11.1%, from $3.0 billion in the 2024 quarter to $3.4 billion in the 2025 quarter. The consolidated operating cost ratio increased 20 basis points from 10.4% for the 2024 quarter to 10.6% for the 2025 quarter primarily due to business mix changes, including within the CenterWell segment which runs a significantly higher operating cost ratio than the Insurance segment, combined with the operating leverage impact of the loss of individual Medicare Advantage membership. This factor was partially offset by administrative cost efficiencies resulting from the value creation initiatives and operating leverage associated with increased revenues from the impact of the IRA as previously described.
Depreciation and Amortization
Depreciation and amortization decreased $26 million, or 12.4%, from $209 million in the 2024 quarter to $183 million in the 2025 quarter primarily due to decreased capital spending.

Interest Expense
Interest expense remained relatively unchanged from the 2024 quarter to the 2025 quarter.
Income Taxes
The effective income tax rate was 24.6% and 25.3% for the three months ended March 31, 2025, and 2024, respectively. The year-over-year decrease in the effective income tax rate is primarily due to reduced state tax expense.

Insurance Segment

	March 31,		Change
	2025	2024	Members	%
Membership:
Individual Medicare Advantage	5,215,800	5,548,900	(333,100)	(6.0)%
Group Medicare Advantage	572,600	551,500	21,100	3.8%
Medicare stand-alone PDP	2,433,100	2,347,000	86,100	3.7%
Total Medicare	8,221,500	8,447,400	(225,900)	(2.7)%
Medicare Supplement	420,500	323,200	97,300	30.1%
State-based contracts and other	1,608,100	1,261,400	346,700	27.5%
Military services	4,588,900	5,955,300	(1,366,400)	(22.9)%
Commercial fully-insured (a)	—	109,700	(109,700)	(100.0)%
Commercial ASO (a)	—	77,700	(77,700)	(100.0)%
Total Medical Membership	14,839,000	16,174,700	(1,335,700)	(8.3)%
Total Specialty Membership (b)	4,688,400	4,653,200	35,200	0.8%
(a) Reflects the exit of the Employer Group Commercial Medical Products business.
(b) We provide a full range of insured specialty products including dental, vision, and life insurance benefits marketed to individuals and groups. Members included in these products may not be unique to each product since members have the ability to enroll in a medical product and one or more specialty products.

			Change
	Three months ended March 31,		Three months ended March 31, 2025 vs 2024
	2025	2024	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$22,681	$22,448	$233	1.0%
Group Medicare Advantage	2,322	1,989	333	16.7%
Medicare stand-alone PDP	1,448	821	627	76.4%
Total Medicare	26,451	25,258	1,193	4.7%
Specialty benefits	244	239	5	2.1%
Medicare Supplement	251	197	54	27.4%
State-based contracts and other	3,568	2,311	1,257	54.4%
Commercial fully-insured	—	256	(256)	(100.0)%
Premiums revenue	30,514	28,261	2,253	8.0%
Services:
Military services and other	252	251	1	0.4%
Commercial ASO	—	24	(24)	(100.0)%
Services revenue	252	275	(23)	(8.4)%
Total external revenues	$30,766	$28,536	$2,230	7.8%
Income from operations	$1,574	$898	$676	75.3%
Benefit ratio	87.4%	89.3%		(1.9)%
Operating cost ratio	8.2%	8.3%		(0.1)%

Income from operations
Insurance segment income from operations increased $0.7 billion, or 75.3%, from $0.9 billion in the 2024 quarter to $1.6 billion in the 2025 quarter primarily due to the same factors impacting the Insurance segment's lower benefit and operating cost ratios as more fully described below.
Enrollment
Individual Medicare Advantage membership decreased 333,100 members, or 6.0%, from March 31, 2024 to March 31, 2025, inclusive of the decision to exit certain unprofitable plans and counties. Individual Medicare Advantage membership includes 799,100 D-SNP members as of March 31, 2025, a net decrease of 123,100 D-SNP members, or 13.3%, from 922,200 D-SNP members as of March 31, 2024.
Group Medicare Advantage membership increased 21,100 members, or 3.8%, from March 31, 2024 to March 31, 2025, consistent with expectations as we maintain pricing discipline in a competitive market.
Medicare stand-alone PDP membership increased 86,100 members, or 3.7%, from March 31, 2024 to March 31, 2025, reflecting shifting competitive dynamics.
State-based contracts and other membership increased 346,700 members, or 27.5%, from March 31, 2024 to March 31, 2025, reflecting additional membership related to the Oklahoma and Indiana contracts implemented in April 2024 and July 2024, respectively, along with the allocation of additional membership in Kentucky.

Specialty membership remained largely unchanged from March 31, 2024 to March 31, 2025.

Premiums Revenue
Insurance segment premiums revenue increased $2.3 billion, or 8.0%, from $28.3 billion in the 2024 quarter to $30.5 billion in the 2025 quarter primarily due to higher per member Medicare premiums, driven largely by an increased direct subsidy due to the IRA, and higher per member state-based contracts premiums, as well as membership growth in the stand-alone PDP and state-based contracts businesses. These factors were partially offset by the membership decline within the individual Medicare Advantage business, inclusive of the decision to exit certain unprofitable plans and counties.
Insurance segment services revenue decreased $23 million, or 8.4%, from $275 million in the 2024 quarter to $252 million in the 2025 quarter.
Benefits Expense
The Insurance segment benefit ratio decreased 190 basis points from 89.3% for the 2024 quarter to 87.4% for the 2025 quarter primarily due to individual Medicare Advantage pricing inclusive of plan exits, benefit design changes and favorable workday impacts in the 2025 quarter more than offsetting claims trend and the funding environment, as well as the change in Medicare Part D seasonality due to the IRA. These factors were partially offset by a shift in line of business mix resulting from reductions in individual Medicare Advantage membership, combined with growth in the stand-alone PDP and state-based contracts businesses, which carry a higher benefit ratio. In addition, the decrease was offset by a delayed flu season that led to a more acute period in the 2025 quarter compared to the 2024 quarter and lower favorable prior-period medical claims reserve development.

Operating Costs
The Insurance segment operating cost ratio decreased 10 basis points from 8.3% for the 2024 quarter to 8.2% for the 2025 quarter primarily due to administrative cost efficiencies resulting from the value creation initiatives and operating leverage associated with increased revenues from the impact of the IRA as previously described. These factors were partially offset by the operating leverage impact of the loss of individual Medicare Advantage membership.
CenterWell Segment

			Change
	Three months ended March 31,		Three months ended March 31, 2025 vs 2024
	2025	2024	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$335	$335	$—	—%
Pharmacy solutions	278	211	67	31.8%
Primary care	469	241	228	94.6%
Total external revenues	1,082	787	295	37.5%
Intersegment revenues:
Home solutions	497	485	12	2.5%
Pharmacy solutions	2,566	2,617	(51)	(1.9)%
Primary care	950	929	21	2.3%
Intersegment revenues	4,013	4,031	(18)	(0.4)%
Total revenues	$5,095	$4,818	$277	5.7%
Income from operations	$392	$282	$110	39.0%
Operating cost ratio	91.1%	93.0%		(1.9)%

Income from operations
CenterWell income from operations increased $0.1 billion, or 39.0%, from $0.3 billion in the 2024 quarter to $0.4 billion in the 2025 quarter primarily due to the CenterWell segment's lower operating cost ratio as more fully described below.
Services Revenue
CenterWell services revenue increased $0.3 billion, or 37.5%, from $0.8 billion in the 2024 quarter to $1.1 billion in the 2025 quarter primarily due to higher revenues associated with growth in the primary care business, partially offset by the impact of the v28 risk model revision.
Intersegment Revenue
CenterWell intersegment revenues remained relatively unchanged from the 2024 quarter to the 2025 quarter.

Operating Costs
The CenterWell segment operating cost ratio decreased 190 basis points from 93.0% for the 2024 quarter to 91.1% for the 2025 quarter primarily due to administrative cost efficiencies resulting from the value creation initiatives, as well as more favorable operating trends in the primary care business in the 2025 quarter as a result of stabilizing medical cost trends and maturation of the v28 mitigation activities, partially offset by the continued phase-in of v28.
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
For additional information regarding our liquidity risk, refer to Part I, Item 1A, "Risk Factors" in our 2024 Form 10-K and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
Cash and cash equivalents increased to approximately $4.3 billion at March 31, 2025 from $2.2 billion at December 31, 2024. The change in cash and cash equivalents for the three months ended March 31, 2025 and 2024 is summarized as follows:

	Three Months Ended
	2025	2024
	(in millions)
Net cash provided by operating activities	$331	$423
Net cash provided by (used in) investing activities	314	(414)
Net cash provided by financing activities	1,384	1,207
Increase in cash and cash equivalents	$2,029	$1,216
Cash Flow from Operating Activities
Cash flows provided by operations of $0.3 billion in the 2025 quarter decreased $0.1 billion from cash flows provided by operations of $0.4 billion in the 2024 quarter. The decrease in operating cash flows primarily reflected the unfavorable impact of working capital items, partially offset by higher earnings in the 2025 quarter.
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

The detail of total net receivables at March 31, 2025 and December 31, 2024 and reconciliation to cash flow for the three months ended March 31, 2025 and 2024 was as follows:

	March 31, 2025	December 31, 2024	2025 Quarter Change	2024 Quarter Change
	(in millions)
Medicare	$3,468	$1,745	$1,723	$1,862
State-based contracts	654	614	40	11
Military services	145	180	(35)	21
Other	313	263	50	(7)
Allowances	(121)	(98)	(23)	3
Total net receivables	$4,459	$2,704	$1,755	$1,890

The change in Medicare receivables for the 2025 quarter reflects higher per member Medicare premiums, driven largely by an increased direct subsidy due to the IRA. The change in Medicare receivables for the 2024 quarter reflects individual Medicare Advantage membership growth. In addition, both periods further reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
Acquisition related activities during the first quarter of 2025 were not material. During the 2024 quarter, we acquired various businesses for approximately $14 million, net of cash and cash equivalents received, respectively.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $95 million in the 2025 quarter and $177 million in the 2024 quarter.
Net proceeds of investment securities were $409 million in the 2025 quarter and net purchases of investment securities were $223 million in the 2024 quarter.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $75 million and $569 million in the 2025 and 2024 quarters, respectively.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $110 million and $70 million in the 2025 and 2024 quarters, respectively.
In March 2025, we issued $750 million of 5.550% unsecured senior notes due May 1, 2035, $500 million of 6.000% unsecured senior notes due May 1, 2055, and an additional $250 million of our existing 5.375% unsecured senior notes due April 15, 2031. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.481 billion. We used the net proceeds of these offerings to repay outstanding amounts from the 4.500% Senior Notes due on April 1,2025. The remaining net proceeds will be used for general corporate purposes, which may include the repayment of our existing indebtedness, including borrowings under our commercial paper program.
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
In 2024, we entered into a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral. We also entered into an uncommitted receivables purchase facility under which certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. In the 2025 quarter, net proceeds from the securities lending program were $175 million and net repayments from the uncommitted receivables purchase facility were $68 million.
Net repayments from the issuance of commercial paper were $4 million and $644 million in the 2025 quarter and 2024 quarter, respectively. The maximum principal amount outstanding at any one time during the 2025 quarter was $1.2 billion.
We repurchased common shares for $702 million in the 2024 quarter, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $9 million and $15 million in the 2025 quarter and 2024 quarter, respectively.
We paid dividends to stockholders of $108 million and $109 million during the 2025 quarter and 2024 quarter, respectively.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2025 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.2 billion at March 31, 2025 compared to $562 million at December 31, 2024. This increase primarily reflects net proceeds from the issuance of senior notes and commercial paper, proceeds from maturities of investment securities, partially offset by repayment of borrowings under the commercial paper program, capital contributions to certain subsidiaries, net working capital changes, cash dividends to shareholders, capital expenditures, and common stock repurchases. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2024, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $13.2 billion, which exceeded aggregate minimum regulatory requirements of $11.4 billion. The amount of ordinary dividends that may be paid to our parent company in 2025 is approximately $1.1 billion in the aggregate. Actual dividends paid to our parent company were approximately $1.5 billion in 2024. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at March 31, 2025. Our net unrealized position decreased $256 million from a net unrealized loss position of $1.4 billion at December 31, 2024 to a net unrealized loss position of $1.1 billion at March 31, 2025. At March 31, 2025, we had gross unrealized losses of $1.2 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during the three months ended March 31, 2025. While we believe that these impairments will be recovered and we currently do not have intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.4 years as of March 31, 2025 and 3.8 years as of December 31, 2024. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $765 million at March 31, 2025.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2025.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no changes to the risk factors included in our 2024 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 2025	—	$—	—	$2,926,243,841
February 2025	—	—	—	2,926,243,841
March 2025	—	—	—	2,926,243,841
Total	—	$—	—
(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.9 billion as of April 29, 2025.
(2)Excludes 0.03 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).
4.1	Thirtieth Supplemental Indenture, dated March 5, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana’s Current Report on Form 8-K filed on March 5, 2025).
4.2	Thirty-First Supplemental Indenture, dated March 5, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana’s Current Report on Form 8-K filed on March 5, 2025).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2025 and December 31, 2024; (ii) the Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2025 and 2024; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 30, 2025	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)