Form 10-Q
period 2025-06-30
HUMANA INC
filed 2025-07-30
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2025
$0.16 2/3 par value	120,271,819 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2025

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,040	$2,221
Investment securities	17,668	18,214
Receivables, net of allowances of $143 in 2025 and $98 in 2024	4,504	2,704
Other current assets	7,403	6,676
Total current assets	33,615	29,815
Property and equipment, net	2,356	2,532
Long-term investment securities	431	421
Equity method investments	636	697
Goodwill	9,633	9,631
Other long-term assets	3,686	3,383
Total assets	$50,357	$46,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$11,060	$10,440
Trade accounts payable and accrued expenses	5,587	5,259
Book overdraft	298	403
Unearned revenues	274	260
Short-term debt	—	577
Total current liabilities	17,219	16,939
Long-term debt	12,586	11,144
Other long-term liabilities	2,257	1,951
Total liabilities	32,062	30,034
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,719,321 shares issued at June 30, 2025 and 198,718,810 shares issued at December 31, 2024	33	33
Capital in excess of par value	3,557	3,463
Retained earnings	29,891	28,317
Accumulated other comprehensive loss	(783)	(1,067)
Treasury stock, at cost, 78,447,502 shares at June 30, 2025 and 78,077,195 shares at December 31, 2024	(14,464)	(14,371)
Total stockholders' equity	18,234	16,375
Noncontrolling interests	61	70
Total equity	18,295	16,445
Total liabilities and equity	$50,357	$46,479

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions, except per share results)
Revenues:
Premiums	$30,716	$28,142	$61,230	$56,403
Services	1,400	1,100	2,734	2,162
Investment income	272	298	536	586
Total revenues	32,388	29,540	64,500	59,151
Operating expenses:
Benefits	27,565	25,039	54,100	50,163
Operating costs	3,547	3,148	6,927	6,190
Depreciation and amortization	178	212	361	421
Total operating expenses	31,290	28,399	61,388	56,774
Income from operations	1,098	1,141	3,112	2,377
Interest expense	157	168	317	327
Other expense, net	200	55	363	118
Income before income taxes and equity in net losses	741	918	2,432	1,932
Provision for income taxes	179	223	585	474
Equity in net losses	(19)	(17)	(62)	(41)
Net income	$543	$678	$1,785	$1,417
Net loss attributable to noncontrolling interests	2	1	4	3
Net income attributable to Humana	$545	$679	$1,789	$1,420
Basic earnings per common share	$4.52	$5.63	$14.83	$11.76
Diluted earnings per common share	$4.51	$5.62	$14.81	$11.74
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Net income attributable to Humana	$545	$679	$1,789	$1,420
Other comprehensive income (loss):
Change in gross unrealized investment gains (losses)	117	(47)	375	(161)
Effect of income taxes	(27)	10	(85)	38
Total change in unrealized investment gains (losses), net of tax	90	(37)	290	(123)
Reclassification adjustment for net realized (losses) gains	(5)	1	(7)	—
Effect of income taxes	—	—	1	—
Total reclassification adjustment, net of tax	(5)	1	(6)	—
Other comprehensive income (loss), net of tax	85	(36)	284	(123)
Comprehensive income attributable to Humana	$630	$643	$2,073	$1,297
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended June 30, 2025
Balances, March 31, 2025	198,719	$33	$3,497	$29,453	$(868)	$(14,364)	$17,751	$68	$17,819
Net income				545			545	(2)	543
Distribution to noncontrolling interest holders, net							—	(5)	(5)
Other comprehensive income					85		85		85
Common stock repurchases			—			(100)	(100)		(100)
Dividends and dividend equivalents			—	(107)			(107)		(107)
Stock-based compensation			60				60		60
Restricted stock unit vesting	—	—	—			—	—		—
Balances, June 30, 2025	198,719	$33	$3,557	$29,891	$(783)	$(14,464)	$18,234	$61	$18,295

Three months ended June 30, 2024
Balances, March 31, 2024	198,691	$33	$3,369	$28,173	$(1,086)	$(14,359)	$16,130	$56	$16,186
Net income				679			679	(1)	678
Distribution from noncontrolling interest holders, net							—	2	2
Other comprehensive loss					(36)		(36)		(36)
Common stock repurchases			—			(50)	(50)		(50)
Dividends and dividend equivalents			—	(107)			(107)		(107)
Stock-based compensation			55				55		55
Restricted stock unit vesting	28	—	(4)			4	—		—
Balances, June 30, 2024	198,719	$33	$3,420	$28,745	$(1,122)	$(14,405)	$16,671	$57	$16,728
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Six months ended June 30, 2025
Balances, December 31, 2024	198,719	$33	$3,463	$28,317	$(1,067)	$(14,371)	$16,375	$70	$16,445
Net income				1,789			1,789	(4)	1,785
Distribution to noncontrolling interest holders, net							—	(5)	(5)
Other comprehensive income					284		284		284
Common stock repurchases			—			(109)	(109)		(109)
Dividends and dividend equivalents			—	(215)			(215)		(215)
Stock-based compensation			110				110		110
Restricted stock unit vesting	—	—	(16)			16	—		—
Balances, June 30, 2025	198,719	$33	$3,557	$29,891	$(783)	$(14,464)	$18,234	$61	$18,295

Six months ended June 30, 2024
Balances, December 31, 2023	198,690	$33	$3,346	$27,540	$(999)	$(13,658)	$16,262	$56	$16,318
Net income				1,420			1,420	(3)	1,417
Distribution from noncontrolling interest holders, net							—	4	4
Other comprehensive loss					(123)		(123)		(123)
Common stock repurchases			—			(773)	(773)		(773)
Dividends and dividend equivalents			—	(215)			(215)		(215)
Stock-based compensation			100				100		100
Restricted stock unit vesting	29	—	(26)			26	—		—
Balances, June 30, 2024	198,719	$33	$3,420	$28,745	$(1,122)	$(14,405)	$16,671	$57	$16,728

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2025	2024
	(in millions)
Cash flows from operating activities
Net income	$1,785	$1,417
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities, net	(13)	—
Equity in net losses	62	41
Stock-based compensation	110	100
Depreciation	396	454
Amortization	30	31
Impairment of property and equipment	14	87
Impairment of indefinite-lived intangible assets	32	—
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	(1,800)	(2,055)
Other assets	(658)	592
Benefits payable	620	1,205
Other liabilities	1,010	(327)
Unearned revenues	14	47
Other	—	44
Net cash provided by operating activities	1,602	1,636
Cash flows from investing activities
Acquisitions, net of cash and cash equivalents acquired	(1)	(17)
Purchases of property and equipment, net	(209)	(291)
Purchases of investment securities	(1,941)	(2,883)
Proceeds from maturities of investment securities	1,617	1,355
Proceeds from sales of investment securities	1,243	499
Changes in securities lending collateral receivable	(48)	(79)
Net cash provided by (used in) investing activities	661	(1,416)
Cash flows from financing activities
(Payments) receipts from contract deposits, net	(579)	285
Proceeds from issuance of senior notes, net	1,481	2,232
Repayments of senior notes	(771)	(34)
Repayments from issuance of commercial paper, net	(5)	(895)
Debt issue costs	(5)	(7)
Change in book overdraft	(105)	2
Common stock repurchases	(109)	(766)
Dividends paid	(214)	(216)
Changes in securities lending payable	48	79
Changes in rebate factor payable	(123)	—
Other	(62)	(93)
Net cash (used in) provided by financing activities	(444)	587
Increase in cash and cash equivalents	1,819	807
Cash and cash equivalents at beginning of period	2,221	4,694
Cash and cash equivalents at end of period	$4,040	$5,501
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the six months ended June 30,
	2025	2024
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$293	$250
Income tax payments, net	$29	$362
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$2	$26
Less: Fair value of liabilities assumed	(1)	(9)
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$1	$17
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements and Notes as of and for the year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 20, 2025. We refer to this Form 10-K as the “2024 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

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
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we have committed to driving additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in asset impairments, severance charges in connection with workforce optimization and external consulting spend, of $29 million and $53 million for the three and six months ended June 30, 2025, respectively. We recorded charges, primarily in asset impairments, of $68 million and $97 million for the three and six months ended June 30, 2024, respectively. These charges were included within operating costs in the condensed consolidated statements of income. We expect to incur additional charges in 2025.
In addition, we recorded impairment charges of $32 million, relating to indefinite-lived intangible assets, for the three and six months ended June 30, 2025 within operating costs in our condensed consolidated statements of income. There were no impairment charges relating to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2024.
Revenue Recognition
Our revenues include premiums and services revenue. Services revenue includes administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, services revenue includes net patient services revenue that is recorded based upon established billing rates, less allowances for contractual adjustments, and is recognized as services are provided. For additional information regarding our revenues, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K. For additional information regarding disaggregation of revenue by segment and type,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
refer to Note 14 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
At June 30, 2025, accounts receivable related to services were $373 million. For the three and six months ended June 30, 2025, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at June 30, 2025.
For the three and six months ended June 30, 2025, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

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

3. ACQUISITIONS
During 2025 and 2024, we acquired various health and wellness related businesses that, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition-related costs recognized in 2025 and 2024 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the quarter of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2025 and December 31, 2024, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,104	$3	$(49)	$3,058
Mortgage-backed securities	4,434	4	(421)	4,017
Tax-exempt municipal securities	488	—	(24)	464
Mortgage-backed securities:
Residential	589	1	(54)	536
Commercial	1,113	1	(61)	1,053
Asset-backed securities	1,271	6	(16)	1,261
Corporate debt securities	8,115	37	(442)	7,710
Total debt securities	$19,114	$52	$(1,067)	$18,099

December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,336	$1	$(110)	$3,227
Mortgage-backed securities	4,504	—	(509)	3,995
Tax-exempt municipal securities	548	—	(22)	526
Mortgage-backed securities:
Residential	586	—	(64)	522
Commercial	1,290	1	(85)	1,206
Asset-backed securities	1,424	3	(24)	1,403
Corporate debt securities	8,330	21	(595)	7,756
Total debt securities	$20,018	$26	$(1,409)	$18,635
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $381 million and $392 million, respectively, at June 30, 2025. The book value and fair value were $381 million and $396 million, respectively, at December 31, 2024.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $467 million was held at June 30, 2025. At June 30, 2025, collateral from lending our investment securities has been reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $128 million at June 30, 2025.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at June 30, 2025 and December 31, 2024, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,958	$(17)	$422	$(32)	$2,380	$(49)
Mortgage-backed securities	1,274	(22)	2,142	(399)	3,416	(421)
Tax-exempt municipal securities	58	(1)	370	(23)	428	(24)
Mortgage-backed securities:
Residential	46	—	331	(54)	377	(54)
Commercial	95	—	874	(61)	969	(61)
Asset-backed securities	181	(3)	329	(13)	510	(16)
Corporate debt securities	1,004	(10)	3,898	(432)	4,902	(442)
Total debt securities	$4,616	$(53)	$8,366	$(1,014)	$12,982	$(1,067)

December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,343	$(68)	$456	$(42)	$2,799	$(110)
Mortgage-backed securities	1,766	(50)	2,203	(459)	3,969	(509)
Tax-exempt municipal securities	97	(1)	405	(21)	502	(22)
Mortgage-backed securities:
Residential	130	(2)	343	(62)	473	(64)
Commercial	58	(1)	992	(84)	1,050	(85)
Asset-backed securities	419	(5)	436	(19)	855	(24)
Corporate debt securities	2,385	(51)	4,269	(544)	6,654	(595)
Total debt securities	$7,198	$(178)	$9,104	$(1,231)	$16,302	$(1,409)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at June 30, 2025. Our remaining debt securities below investment-grade were primarily rated B+, the higher end of the below investment-grade rating scale. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,370 positions out of a total of approximately 2,210 positions at June 30, 2025. All issuers of debt securities we own that were trading at an unrealized loss at June 30, 2025 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At June 30, 2025, we

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and six months ended June 30, 2025 or 2024.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Gross gains on investment securities	$13	$—	$18	$2
Gross losses on investment securities	(2)	(1)	(5)	(2)
Net recognized gains (losses) on investment securities	$11	$(1)	$13	$—
The contractual maturities of debt securities available for sale at June 30, 2025, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$854	$851
Due after one year through five years	5,388	5,285
Due after five years through ten years	4,303	4,136
Due after ten years	1,162	960
Mortgage and asset-backed securities	7,407	6,867
Total debt securities	$19,114	$18,099

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2025 and December 31, 2024, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2025
Cash equivalents	$3,855	$3,855	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	3,058	—	3,058	—
Mortgage-backed securities	4,017	—	4,017	—
Tax-exempt municipal securities	464	—	464	—
Mortgage-backed securities:
Residential	536	—	536	—
Commercial	1,053	—	1,037	16
Asset-backed securities	1,261	—	1,173	88
Corporate debt securities	7,710	—	7,420	290
Total debt securities	18,099	—	17,705	394
Securities lending invested collateral	467	467	—	—
Total invested assets	$22,421	$4,322	$17,705	$394

December 31, 2024
Cash equivalents	$2,048	$2,048	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	3,227	—	3,227	—
Mortgage-backed securities	3,995	—	3,995	—
Tax-exempt municipal securities	526	—	526	—
Mortgage-backed securities:
Residential	522	—	522	—
Commercial	1,206	—	1,199	7
Asset-backed securities	1,403	—	1,330	73
Corporate debt securities	7,756	—	7,514	242
Total debt securities	18,635	—	18,313	322
Securities lending invested collateral	418	418	—	—
Total invested assets	$21,101	$2,466	$18,313	$322
Our Level 3 assets had a fair value of $394 million, or 1.8% of total invested assets, and $322 million, or 1.5% or total invested assets, at June 30, 2025 and December 31, 2024, respectively. During the six months ended June

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
30, 2025 and 2024, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	Private Placements
	For the six months ended June 30, 2025	For the six months ended June 30, 2024
	(in millions)
Beginning balance at January 1	$322	$218
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	3	(1)
Purchases	71	40
Maturities	(2)	—
Sales	—	—
Settlements	—	(1)
Balance at June 30	$394	$256
During the six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3.
Interest Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate adjustment to the carrying value of the senior notes was an increase of approximately $31 million at June 30, 2025. Our swap positions at June 30, 2025 included swap assets of $68 million, included within other long-term assets on our condensed consolidated balance sheet, and swap liabilities of $37 million, included within other long-term liabilities on our condensed consolidated balance sheet. Our swap positions at December 31, 2024 included swap liabilities of $129 million, included within other long-term liabilities on our condensed consolidated balance sheet. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and six months ended June 30, 2025 and 2024.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes the notional amounts at June 30, 2025 and December 31, 2024, respectively, for our senior notes under the swap agreements:

	Notional amount at
Senior Notes Under Swap Agreements	June 30, 2025	December 31, 2024
	(in millions)
$1,500 million, 5.375% due April 15, 2031	$700	$700
$750 million, 5.875% due March 1, 2033	650	650
$850 million, 5.950% due March 15, 2034	800	800
$750 million, 5.550% due May 1, 2035	600	—
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.950% due October 1, 2044	400	400
$400 million, 4.800% due March 15, 2047	200	200
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	700	700
$1,000 million, 5.750% due April 15, 2054	800	700
$500 million, 6.000% due May 1, 2055	300	—
Total Senior Notes Under Swap Agreements	$6,000	$5,000

Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $12.6 billion at June 30, 2025 and $11.7 billion at December 31, 2024. The fair value of our senior notes debt was $12.1 billion at June 30, 2025 and $11.2 billion at December 31, 2024. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. We had no outstanding commercial paper borrowings at June 30, 2025 and December 31, 2024.
Put and Call Options Measured at Fair Value
The put and call options fair values associated with our primary care strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $1.25 billion and $13 million, respectively, at June 30, 2025. The put and call options fair values, derived from the Monte Carlo simulation, were $883 million and $10 million, respectively, at December 31, 2024. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets. Fair value changes to the put and call options are included within Other expense, net within our condensed consolidated income statement.
With the continued expansion of primary care clinics under the partnership with WCAS and updated revenue growth assumptions in our most recent projections available at June 30, 2025, all existing cohorts can be called by us from 2025 to 2033 and could require $3.0 billion to $5.0 billion to purchase. At December 31, 2024, based on projections at that time, all existing cohorts that could be called by us from 2025 to 2032 were estimated to require $2.5 billion to $3.5 billion to purchase. These estimates are dependent on multiple factors including the actual timing of when the put or call options are exercised, expected revenue growth at each center within the respective cohort and future capital contributions, among other factors.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

	June 30, 2025	December 31, 2024
Annualized volatility	18.4% - 19.5%	17.5% - 18.9%
Credit spread	1.1% - 2.0%	0.9% - 1.5%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	11.0% - 14.0%	11.0% - 14.5%
Long term growth rate	3.0%	3.0%
The assumptions used for annualized volatility, credit spread and weighted average cost of capital reflect the lowest and highest values where they differ significantly across the series of put and call options due to their expected exercise dates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, we acquired various health and wellness related businesses during 2025 and 2024. The values of net tangible assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying value as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for expected cash flows and discount rates in the present value calculations. There were no material asset or liabilities measured at fair value on a nonrecurring basis during 2025 and 2024 other than the assets and liabilities assumed in these acquisitions and any subsequent impairments. We recorded a $32 million and $200 million charge relating to our indefinite-lived intangible assets during the second quarter of 2025 and fourth quarter of 2024, respectively.
For additional information regarding our fair value measurements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2025 and December 31, 2024. CMS subsidies/discounts include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants funded by CMS and pharmaceutical manufacturers.
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
The accompanying condensed consolidated balance sheets include $1.0 billion of net assets and $530 million of net assets associated with subsidy programs at June 30, 2025 and December 31, 2024, respectively.

The accompanying condensed consolidated balance sheets also include $225 million of net assets and $126 million of net assets associated with cost sharing programs at June 30, 2025 and December 31, 2024, respectively.
For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2025 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2025	$2,663	$6,968	$9,631
Acquisitions	—	2	2
Balance at June 30, 2025	$2,663	$6,970	$9,633

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2025 and December 31, 2024:

	Weighted Average Life	June 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$878	$—	$878	$910	$—	$910
Medicare licenses	Indefinite	270	—	270	270	—	270
Customer contracts/relationships	9.4 years	963	780	183	965	759	206
Trade names and technology	6.7 years	139	123	16	139	119	20
Provider contracts	11.9 years	67	64	3	67	64	3
Noncompetes and other	8.4 years	85	55	30	85	51	34
Total other intangible assets	9.2 years	$2,402	$1,022	$1,380	$2,436	$993	$1,443
    For the three months ended June 30, 2025 and 2024, amortization expense for other intangible assets was approximately $15 million and $15 million, respectively. For the six months ended June 30, 2025 and 2024, amortization expense for other intangible assets was approximately $30 million and $31 million, respectively. We recorded a $32 million and $200 million charge relating to our indefinite-lived intangible assets during the second quarter of 2025 and fourth quarter of 2024, respectively.
The following table presents our estimate of amortization expense remaining for 2025 and each of the next five succeeding years at June 30, 2025:

(in millions)
For the years ending December 31,
2025	$29
2026	44
2027	34
2028	30
2029	28
2030	28
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
	(in millions)
Balances, beginning of period	$10,440	$10,241
Incurred related to:
Current year	54,738	50,832
Prior years	(638)	(669)
Total incurred	54,100	50,163
Paid related to:
Current year	(44,818)	(40,284)
Prior years	(8,662)	(8,674)
Total paid	(53,480)	(48,958)
Balances, end of period	$11,060	$11,446

The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the incurred claims amounts. At June 30, 2025 and June 30, 2024, benefits payable included IBNR of approximately $7.0 billion and $7.1 billion, primarily associated with claims incurred in each respective period.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$545	$679	$1,789	$1,420
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,539	120,445	120,602	120,712
Dilutive effect of:
Employee stock options	—	1	—	4
Restricted stock	206	219	192	251
Shares used to compute diluted earnings per common share	120,745	120,665	120,794	120,967
Basic earnings per common share	$4.52	$5.63	$14.83	$11.76
Diluted earnings per common share	$4.51	$5.62	$14.81	$11.74
Number of antidilutive stock options and restricted stock excluded from computation	791	751	1,299	958

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

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2025 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2025 payments
12/31/2024	1/31/2025	$0.8850	$107
3/28/2025	4/25/2025	$0.8850	$107
6/27/2025	7/25/2025	$0.8850	$106
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

Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the six months ended June 30, 2025, we repurchased 0.4 million shares in open market transactions for $100 million. These shares were repurchased at an average price of $233.73 under the February 2024 share repurchase authorization. During the six months ended June 30, 2024, we repurchased 1.9 million shares in open market transactions for $750 million. These shares were repurchased at an average price of $384.65 under the February 2023 and 2024 share repurchase authorizations.

Our remaining repurchase authorization was $2.8 billion as of July 29, 2025.
In connection with employee stock plans, we acquired 0.04 million common shares for $9 million and 0.04 million common shares for $16 million during the six months ended June 30, 2025 and 2024, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 24.7% and 24.6% for the three and six months ended June 30, 2025, respectively, and 24.7% and 25.0% for the three and six months ended June 30, 2024, respectively. The year-over-year decrease in the six month period effective income tax rate is primarily due to reduced state tax expense.

For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in millions)
Short-term debt:
Senior notes:
$600 million, 4.500% due April 1, 2025	$—	$577
Total senior notes	—	577
Total short-term debt	$—	$577
Long-term debt:
Senior notes:
$750 million, 1.350% due February 3, 2027	$563	$689
$600 million, 3.950% due March 15, 2027	465	538
$500 million, 5.750% due March 1, 2028	490	490
$500 million, 5.750% due December 1, 2028	496	496
$750 million, 3.700% due March 23, 2029	586	585
$500 million, 3.125% due August 15, 2029	433	433
$500 million, 4.875% due April 1, 2030	497	497
$1,500 million, 5.375% due April 15, 2031	1,492	1,226
$750 million, 2.150% due February 3, 2032	745	744
$750 million, 5.875% due March 1, 2033	750	726
$850 million, 5.950% due March 15, 2034	832	806
$750 million, 5.550% due May 1, 2035	747	—
$250 million, 8.150% due June 15, 2038	260	260
$400 million, 4.625% due December 1, 2042	377	366
$750 million, 4.950% due October 1, 2044	725	714
$400 million, 4.800% due March 15, 2047	398	392
$500 million, 3.950% due August 15, 2049	519	505
$750 million, 5.500% due March 15, 2053	728	705
$1,000 million, 5.750% due April 15, 2054	994	972
$500 million, 6.000% due May 1, 2055	489	—
Total senior notes	12,586	11,144
Total long-term debt	$12,586	$11,144
Senior Notes
In March 2025, we issued $750 million of 5.550% unsecured senior notes due May 1, 2035, $500 million of 6.000% unsecured senior notes due May 1, 2055, and an additional $250 million of our existing 5.375% unsecured senior notes due April 15, 2031. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.481 billion. We used the net proceeds of these offerings to repay the remaining $577 million aggregate principal amount of our 4.500% unsecured senior notes on their maturity date of April 1, 2025. The remaining net proceeds will be used for general corporate purposes, which may include the repayment of our existing indebtedness, including borrowings under our commercial paper program.
In May 2025, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027 and a portion of our $600 million

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
aggregate principal amount of 3.950% senior notes maturing in March 2027 during the period beginning on May 1, 2025 and ending on August 29, 2025. For the period ended June 30, 2025, we repurchased $200 million principal amount of these senior notes for approximately $194 million cash.
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate increase to the carrying value of the senior notes was approximately $31 million at June 30, 2025.

For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
Revolving Credit Agreements
In May 2025, we entered into an amended and restated 5-year, $5.0 billion unsecured revolving credit agreement. The May 2025 revolving credit agreement (i) increases the amount of the commitments under our June 2023 revolving credit agreement from $2.642 billion to $5.0 billion and (ii) replaces our existing May 2024 364-day $2.1 billion unsecured revolving credit agreement, which expired in accordance with its terms.
Under the revolving credit agreement, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at Term SOFR or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based Term SOFR, at our option.
The SOFR spread varies depending on our credit ratings ranging from 79.5 to 130.0 basis points. As of June 30, 2025, our SOFR was 101.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee varies depending on our credit ratings ranging from 8.0 to 20.0 basis points. As of June 30, 2025, our facility fee was 11.0 basis points.
The terms of our revolving credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, our credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 40.7% as measured in accordance with the revolving credit agreement as of June 30, 2025. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreement by up to $1.0 billion, to a maximum of $6.0 billion.
At June 30, 2025, we had no borrowings and approximately $15 million of letters of credit outstanding under the revolving credit agreement. Accordingly, as of June 30, 2025, we had $4.985 billion of remaining borrowing capacity under the credit agreement (which excludes the uncommitted $1.0 billion of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreement.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
Commercial Paper
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2025 was $1.2 billion, with no outstanding amount at June 30, 2025 and December 31, 2024.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At June 30, 2025 we had no outstanding short-term FHLB borrowings.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the six months ended June 30, 2025, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2025, and all of our product offerings filed with CMS for 2025 have been approved.
CMS uses a risk-adjustment model that adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to account for certain demographic characteristics and health status of our enrolled members. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data, collected from providers, to calculate the health status-related risk-adjusted premium payment to MA plans, which CMS further adjusts for coding pattern differences between the health plans and the government fee-for-service (FFS) program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our health status-adjusted payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model.
CMS and the Office of the Inspector General of Health and Human Services, or HHS-OIG, perform audits of various companies’ risk adjustment diagnosis data submissions. We refer to these audits as Risk-Adjustment Data Validation Audits, or RADV audits. RADV audits review medical records in an attempt to validate provider medical

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
record documentation and coding practices that influence the calculation of health status-related premium payments to MA plans.
In 2012, CMS released an MA contract-level RADV methodology that would extrapolate the results of each CMS RADV audit sample to the audited MA contract’s entire health status-related risk adjusted premium amount for the year under audit. In doing so, CMS recognized “that the documentation standard used in RADV audits to determine a contract’s payment error (medical records) is different from the documentation standard used to develop the Part C risk-adjustment model (FFS claims).” To correct for this difference, CMS stated that it would apply a “Fee-for-Service Adjuster (FFS Adjuster)” as “an offset to the preliminary recovery amount.” This adjuster would be “calculated by CMS based on a RADV-like review of records submitted to support FFS claims data.” CMS stated that this methodology would apply to audits beginning with payment year (PY) 2011. Humana relied on CMS’s 2012 guidance in submitting MA bids to CMS. Humana also launched a “Self-Audits” program in 2013 that applied CMS’s 2012 RADV audit methodology and included an estimated FFS Adjuster. Humana completed Self-Audits for PYs 2011-2016 and reported results to CMS.
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

We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (“APA”). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. They also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2023 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. CMS confirmed its intent to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without the use of a FFS Adjuster, to CMS audits conducted for PY 2018 and subsequent years when it selected certain of Humana's MA contracts for PY 2018 RADV audits. Further, on May 21, 2025, CMS announced that it will conduct RADV audits for all eligible MA contracts for each payment year in all newly initiated audits and expedite the completion of RADV audits for PY 2018 through PY 2024 by early 2026. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, the expansion of CMS's auditing efforts to include all eligible MA contracts, the acceleration of RADV audits for PY 2018 through PY 2024, other changes CMS may make to the RADV audit methodology for these years, and combination of these expanded auditing efforts with the application of the Final RADV Rule, could each have a material adverse effect on our results of operations, financial position, or cash flows.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
corrections to CMS that may, either individually or in the aggregate, be material. As such, the result of these reviews may have a material adverse effect on our results of operations, financial position, or cash flows.
Our state-based Medicaid business, which accounted for approximately 10% of our total premiums and services revenue for the six months ended June 30, 2025 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
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
On October 18, 2024, Humana Inc., along with co-plaintiff Americans for Beneficiary Choice, filed suit against the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, Xavier Becerra in his official capacity as Secretary, and Chiquita Brooks-LaSure, in her official capacity as Administrator, in the United States District Court, Northern District of Texas, Fort Worth Division, seeking a determination that they violated the Administrative Procedure Act in administering the Medicare Advantage and Part D Star Ratings program. On July 18, 2025, the Court dismissed the case without prejudice, finding that Humana should have exhausted available administrative remedies and did not do so before filing the lawsuit. Since all available administrative remedies are now exhausted, we refiled the case against the agencies in the same court on July 21, 2025, now including as Defendants Robert F. Kennedy Jr., in his official capacity as Secretary of Health and Human Services; and Mehmet Cengiz Oz, in his official capacity as Administrator of the Centers for Medicare and Medicaid Services. We ask the Court to declare that certain of CMS’s Star Rating policies and practices are unlawful, to set

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
aside and vacate Humana’s 2025 Star Ratings, and to remand the matter to CMS for recalculation. There is no assurance that we will prevail in the lawsuit. For additional information on this matter, refer to Part I, Item 1A, "Risk Factors" in our 2024 Form 10-K, and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
On May 1, 2025, the Department of Justice (DOJ) filed a complaint in partial intervention related to a qui tam lawsuit filed by an individual formerly employed by eHealth, Inc., in the United States District Court for the District of Massachusetts. The intervened lawsuit is captioned United States of America ex. rel. Andrew Shea v. eHealth, Inc., et al., Case No. 1:21-cv-11777-DJC. The complaint alleges certain civil violations in connection with non-commission payments Humana made to three call center broker partners. The complaint also includes allegations relating to Humana’s marketing of Medicare Advantage plans to Medicare-eligible beneficiaries under the age of 65. The action seeks damages and penalties on behalf of the United States under the federal False Claims Act. The court ordered the qui tam action unsealed following the filing of DOJ’s complaint in partial intervention on May 1, 2025. We take seriously our obligations to comply with applicable regulatory requirements and laws, and will vigorously defend against these allegations. This matter could lead to additional federal securities law and stockholder derivative allegations, similar to those described above.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.3 billion and $4.8 billion for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024 these amounts were $6.5 billion and $8.5 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
amount of this expense was $32 million and $32 million for the three months ended June 30, 2025 and 2024, respectively, and $65 million and $64 million for the six months ended June 30, 2025 and 2024, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and six months ended June 30, 2025 and 2024:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2025	(in millions)
External revenues
Premiums revenue	$30,716	$—	$—	$30,716
Services revenue	206	1,194	—	1,400
Total external revenues	30,922	1,194	—	32,116
Intersegment revenues	1	4,343	(4,344)	—
Investment income	171	—	101	272
Total revenues	31,094	5,537	(4,243)	32,388
Operating expenses:
Benefits	27,621	—	(56)	27,565
Operating costs	2,558	5,133	(4,144)	3,547
Depreciation and amortization	149	60	(31)	178
Total operating expenses	30,328	5,193	(4,231)	31,290
Income (loss) from operations	$766	$344	$(12)	$1,098

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2024	(in millions)
External revenues
Premiums revenue	$28,142	$—	$—	$28,142
Services revenue	214	886	—	1,100
Total external revenues	28,356	886	—	29,242
Intersegment revenues	1	4,061	(4,062)	—
Investment income	168	—	130	298
Total revenues	28,525	4,947	(3,932)	29,540
Operating expenses:
Benefits	25,182	—	(143)	25,039
Operating costs	2,395	4,553	(3,800)	3,148
Depreciation and amortization	185	56	(29)	212
Total operating expenses	27,762	4,609	(3,972)	28,399
Income from operations	$763	$338	$40	$1,141

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2025	(in millions)
External revenues
Premiums revenue	$61,230	$—	$—	$61,230
Services revenue	458	2,276	—	2,734
Total external revenues	61,688	2,276	—	63,964
Intersegment revenues	2	8,356	(8,358)	—
Investment income	341	—	195	536
Total revenues	62,031	10,632	(8,163)	64,500
Operating expenses:
Benefits	54,296	—	(196)	54,100
Operating costs	5,092	9,777	(7,942)	6,927
Depreciation and amortization	303	119	(61)	361
Total operating expenses	59,691	9,896	(8,199)	61,388
Income from operations	$2,340	$736	$36	$3,112

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2024	(in millions)
External Revenues
Premiums revenue	$56,403	$—	$—	$56,403
Services revenue	489	1,673	—	2,162
Total external revenues	56,892	1,673	—	58,565
Intersegment revenues	2	8,092	(8,094)	—
Investment income	330	—	256	586
Total revenues	57,224	9,765	(7,838)	59,151
Operating expenses:
Benefits	50,433	—	(270)	50,163
Operating costs	4,759	9,036	(7,605)	6,190
Depreciation and amortization	371	109	(59)	421
Total operating expenses	55,563	9,145	(7,934)	56,774
Income from operations	$1,661	$620	$96	$2,377

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
Executive Overview
General
Humana Inc., headquartered in Louisville, Kentucky, is committed to putting health first – for our teammates, our customers, and our company. Through our Humana insurance services, and our CenterWell health care services, we make it easier for the millions of people we serve to achieve their best health – delivering the care and service they need, when they need it. These efforts are leading to a better quality of life for Medicare and Medicaid participants, families, individuals, military service personnel, and communities at large.
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
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we have committed to driving additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in asset impairments, severance charges in connection with workforce optimization and external consulting spend, of $29 million and $53 million for the three and six months ended June 30, 2025, respectively. We recorded charges, primarily in asset impairments, of $68 million and $97 million for the three and six months ended June 30, 2024, respectively. These charges were included within operating costs in the condensed consolidated statements of income. We expect to incur additional charges in 2025.
In addition, we recorded impairment charges of $32 million, relating to indefinite-lived intangible assets, for the three and six months ended June 30, 2025 within operating costs in our condensed consolidated statements of income. There were no impairment charges relating to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2024.

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

2025 Highlights
•Our strategy is to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2025, approximately 3,542,300 members, or 68%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,923,200 members, or 70%, at June 30, 2024.
•Net income attributable to Humana was $545 million, or $4.51 per diluted common share, and $679 million, or $5.62 per diluted common share, for the three months ended June 30, 2025 and 2024, respectively. Net income attributable to Humana was $1.8 billion, or $14.81 per diluted common share, and $1.4 billion, or $11.74 per diluted common share, for the six months ended June 30, 2025 and 2024, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, impairment charges and charges associated with value creation initiatives. The impact of these adjustments to our consolidated income before income taxes and equity in net losses and diluted earnings per common share was as follows for the 2025 and 2024 quarter and period:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Consolidated income before income taxes and equity in net losses:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$200	$68	$363	$199
Impairment charges	32	—	32	—
Value creation initiatives	29	68	53	97
Total	$261	$136	$448	$296

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$1.66	$0.57	$3.01	$1.65
Impairment charges	0.27	—	0.26	—
Value creation initiatives	0.24	0.56	0.44	0.80
Cumulative net tax impact	(0.50)	(0.26)	(0.86)	(0.57)
Total	$1.67	$0.87	$2.85	$1.88

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
It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes including restrictions on our ability to manage our provider network, manage and sell our products, or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, further restrictions on service arrangements and fee payments between intercompany or vertically-integrated assets, increases in regulation of our prescription drug benefit businesses, reductions in reimbursement rates, or changes to the Part D prescription drug benefit design (and uncertainty arising from the implementation of these changes) in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

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

Comparison of Results of Operations for 2025 and 2024
The following discussion primarily deals with our results of operations for the three months ended June 30, 2025, or the 2025 quarter, the three months ended June 30, 2024, or the 2024 quarter, the six months ended June 30, 2025, or the 2025 period, and the six months ended June 30, 2024, or the 2024 period.

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2025 vs 2024		Six months ended June 30, 2025 vs 2024
	2025	2024	2025	2024	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$30,716	$28,142	$61,230	$56,403	$2,574	9.1%	$4,827	8.6%
Services:
Insurance	206	214	458	489	(8)	(3.7)%	(31)	(6.3)%
CenterWell	1,194	886	2,276	1,673	308	34.8%	603	36.0%
Total services revenue	1,400	1,100	2,734	2,162	300	27.3%	572	26.5%
Investment income	272	298	536	586	(26)	(8.7)%	(50)	(8.5)%
Total revenues	32,388	29,540	64,500	59,151	2,848	9.6%	5,349	9.0%
Operating expenses:
Benefits	27,565	25,039	54,100	50,163	2,526	10.1%	3,937	7.8%
Operating costs	3,547	3,148	6,927	6,190	399	12.7%	737	11.9%
Depreciation and amortization	178	212	361	421	(34)	(16.0)%	(60)	(14.3)%
Total operating expenses	31,290	28,399	61,388	56,774	2,891	10.2%	4,614	8.1%
Income from operations	1,098	1,141	3,112	2,377	(43)	(3.8)%	735	30.9%
Interest expense	157	168	317	327	(11)	(6.5)%	(10)	(3.1)%
Other expense, net	200	55	363	118	145	263.6%	245	207.6%
Income before income taxes and equity in net losses	741	918	2,432	1,932	(177)	(19.3)%	500	25.9%
Provision for income taxes	179	223	585	474	(44)	(19.7)%	111	23.4%
Equity in net losses	(19)	(17)	(62)	(41)	2	11.8%	21	51.2%
Net income	$543	$678	$1,785	$1,417	$(135)	(19.9)%	$368	26.0%
Diluted earnings per common share	$4.51	$5.62	$14.81	$11.74	$(1.11)	(19.8)%	$3.07	26.1%
Benefit ratio (a)	89.7%	89.0%	88.4%	88.9%		0.7%		(0.5)%
Operating cost ratio (b)	11.0%	10.8%	10.8%	10.6%		0.2%		0.2%
Effective tax rate	24.7%	24.7%	24.6%	25.0%		—%		(0.4)%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $2.6 billion, or 9.1%, from $28.1 billion in the 2024 quarter to $30.7 billion in the 2025 quarter and increased $4.8 billion, or 8.6%, from $56.4 billion in the 2024 period to $61.2 billion in the 2025 period primarily due to higher per member Medicare premiums, largely driven by an increased direct subsidy due to the IRA, and higher per member state-based contracts premiums, as well as membership growth in the state-based contracts and stand-alone PDP businesses. These factors were partially offset by the membership decline within the individual Medicare Advantage business, inclusive of the decision to exit certain unprofitable plans and counties.

Services Revenue
Consolidated services revenue increased $0.3 billion, or 27.3%, from $1.1 billion in the 2024 quarter to $1.4 billion in the 2025 quarter and increased $0.6 billion, or 26.5%, from $2.2 billion in the 2024 period to $2.7 billion in the 2025 period primarily due to higher revenues associated with growth in the primary care and pharmacy solutions businesses, partially offset by the impact of the v28 risk model revision.
Investment Income
Investment income decreased $26 million, or 8.7%, from $298 million in the 2024 quarter to $272 million in the 2025 quarter and decreased $50 million, or 8.5%, from $586 million in the 2024 period to $536 million in the 2025 period primarily due to lower interest income on debt securities.
Benefit Expense
Consolidated benefits expense increased $2.5 billion, or 10.1%, from $25.0 billion in the 2024 quarter to $27.6 billion in the 2025 quarter and increased $3.9 billion, or 7.8%, from $50.2 billion in the 2024 period to $54.1 billion in the 2025 period. The consolidated benefit ratio increased 70 basis points from 89.0% for the 2024 quarter to 89.7% for the 2025 quarter primarily reflecting a shift in line of business mix resulting growth in the state-based contracts and stand-alone PDP businesses that carry a higher benefit ratio, combined with a reduction in individual Medicare Advantage membership, as well as incremental investments to improve member and patient outcomes and support operational excellence. These factors were partially offset by individual Medicare Advantage pricing inclusive of plan exits and benefit design changes that more than offset claims trend and the funding environment, as well as the change in Medicare Part D seasonality due to the IRA. The consolidated benefit ratio decreased 50 basis points from 88.9% for the 2024 period to 88.4% for the 2025 period primarily due to the net favorable impact of the factors impacting the quarter comparison, as well as the favorable workday impact in the first quarter of 2025, partially offset by lower favorable prior-period medical claims reserve development in the 2025 period.
Consolidated benefits expense included $161 million of favorable prior-period medical claims reserve development in the 2025 quarter and $134 million of favorable prior-period medical claims development in the 2024 quarter. Consolidated benefits expense included $638 million of favorable prior-period medical claims reserve development in the 2025 period and $669 million of favorable prior-period medical claims reserve development in the 2024 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 50 basis points in the 2025 quarter and decreased the consolidated benefit ratio by approximately 50 basis points in the 2024 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 100 basis points in the 2025 period and decreased the consolidated benefit ratio by approximately 120 basis points in the 2024 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.4 billion, or 12.7%, from $3.1 billion in the 2024 quarter to $3.5 billion in the 2025 quarter and increased $0.7 billion, or 11.9%, from $6.2 billion in the 2024 period to $6.9 billion in the 2025 period. The consolidated operating cost ratio increased 20 basis points from 10.8% for the 2024 quarter to 11.0% for the 2025 quarter and increased 20 basis points from 10.6% for the 2024 period to 10.8% for the 2025 period primarily due to business mix changes, including within the CenterWell segment that runs a significantly higher operating cost ratio than the Insurance segment, combined with the operating leverage impact of the loss of individual Medicare Advantage membership. This was partially offset by administrative cost efficiencies resulting from the value creation initiatives, net of charges related to ongoing initiatives, as well as operating leverage associated with increased revenues from the impact of the IRA as previously described.

Depreciation and Amortization
Depreciation and amortization decreased $34 million, or 16.0%, from $212 million in the 2024 quarter to $178 million in the 2025 quarter and decreased $60 million, or 14.3%, from $421 million in the 2024 period to $361 million in the 2025 period primarily due to decreased capital spending.

Interest Expense
Interest expense remained relatively unchanged from the 2024 quarter and period to the 2025 quarter and period.
Income Taxes
The effective income tax rate was 24.7% and 24.6% for the three and six months ended June 30, 2025, respectively, and 24.7% and 25.0% for the three and six months ended June 30, 2024, respectively. The year-over-year decrease in the six month period effective income tax is primarily due to reduced state tax expense.

Insurance Segment

	June 30,		Change
	2025	2024	Members	%
Membership:
Individual Medicare Advantage	5,229,300	5,617,600	(388,300)	(6.9)%
Group Medicare Advantage	570,000	544,900	25,100	4.6%
Medicare stand-alone PDP	2,427,100	2,341,200	85,900	3.7%
Total Medicare	8,226,400	8,503,700	(277,300)	(3.3)%
Medicare Supplement	444,100	339,200	104,900	30.9%
State-based contracts and other	1,582,900	1,392,300	190,600	13.7%
Military services	4,588,800	5,959,200	(1,370,400)	(23.0)%
Commercial fully-insured	—	62,200	(62,200)	(100.0)%
Commercial ASO	—	47,000	(47,000)	(100.0)%
Total Medical Membership	14,842,200	16,303,600	(1,461,400)	(9.0)%
Total Specialty Membership	4,700,100	4,602,000	98,100	2.1%
Members may not be unique to each product since members have the ability to enroll in more than one product.

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2025 vs 2024		Six months ended June 30, 2025 vs 2024
	2025	2024	2025	2024	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$22,764	$22,215	$45,445	$44,663	$549	2.5%	$782	1.8%
Group Medicare Advantage	2,260	1,938	4,582	3,927	322	16.6%	655	16.7%
Medicare stand-alone PDP	1,721	867	3,169	1,688	854	98.5%	1,481	87.7%
Total Medicare	26,745	25,020	53,196	50,278	1,725	6.9%	2,918	5.8%
Specialty benefits	246	240	490	479	6	2.5%	11	2.3%
Medicare Supplement	265	206	516	403	59	28.6%	113	28.0%
State-based contracts and other	3,460	2,524	7,028	4,835	936	37.1%	2,193	45.4%
Commercial fully-insured	—	152	—	408	(152)	(100.0)%	(408)	(100.0)%
Premiums revenue	30,716	28,142	61,230	56,403	2,574	9.1%	4,827	8.6%
Services:
Military services and other	206	206	458	457	—	—%	1	0.2%
Commercial ASO	—	8	—	32	(8)	(100.0)%	(32)	(100.0)%
Services revenue	206	214	458	489	(8)	(3.7)%	(31)	(6.3)%
Total external revenues	$30,922	$28,356	$61,688	$56,892	$2,566	9.0%	$4,796	8.4%
Income from operations	$766	$763	$2,340	$1,661	$3	0.4%	$679	40.9%
Benefit ratio	89.9%	89.5%	88.7%	89.4%		0.4%		(0.7)%
Operating cost ratio	8.3%	8.4%	8.3%	8.4%		(0.1)%		(0.1)%

Income from operations
Insurance segment income from operations increased $3 million, or 0.4%, from $763 million in the 2024 quarter to $766 million in the 2025 quarter and increased $679 million, or 40.9%, from $1.7 billion in the 2024 period to $2.3 billion in the 2025 period primarily due to the same factors impacting the Insurance segment's benefit and operating cost ratios as more fully described below.
Enrollment
Individual Medicare Advantage membership decreased 388,300 members, or 6.9%, from June 30, 2024 to June 30, 2025, inclusive of the decision to exit certain unprofitable plans and counties. Individual Medicare Advantage membership includes 786,000 D-SNP members as of June 30, 2025, a net decrease of 166,800 D-SNP members, or 17.5%, from 952,800 D-SNP members as of June 30, 2024.
Group Medicare Advantage membership increased 25,100 members, or 4.6%, from June 30, 2024 to June 30, 2025, consistent with expectations as we maintain pricing discipline in a competitive market.
Medicare stand-alone PDP membership increased 85,900 members, or 3.7%, from June 30, 2024 to June 30, 2025, reflecting shifting competitive dynamics.
State-based contracts and other membership increased 190,600 members, or 13.7%, from June 30, 2024 to June 30, 2025, reflecting allocation of additional membership in Kentucky and Ohio, as well as additional membership related to the Indiana contract implemented in July 2024.

Specialty membership remained largely unchanged from June 30, 2024 to June 30, 2025.

Premiums Revenue
Insurance segment premiums revenue increased $2.6 billion, or 9.1%, from $28.1 billion in the 2024 quarter to $30.7 billion in the 2025 quarter and increased $4.8 billion, or 8.6%, from $56.4 billion in the 2024 period to $61.2 billion in the 2025 period primarily due to higher per member Medicare premiums, largely driven by an increased direct subsidy due to the IRA, and higher per member state-based contracts premiums, as well as membership growth in the state-based contracts and stand-alone PDP businesses. These factors were partially offset by the membership decline within the individual Medicare Advantage business, inclusive of the decision to exit certain unprofitable plans and counties.
Services Revenue
Insurance segment services revenue decreased $8 million, or 3.7%, from $214 million in the 2024 quarter to $206 million in the 2025 quarter and decreased $31 million, or 6.3%, from $489 million in the 2024 period to $458 million in the 2025 period.
Benefits Expense
The Insurance segment benefit ratio increased 40 basis points from 89.5% for the 2024 quarter to 89.9% for the 2025 quarter primarily reflecting a shift in line of business mix resulting growth in the state-based contracts and stand-alone PDP businesses that carry a higher benefit ratio, combined with a reduction in individual Medicare Advantage membership, as well as incremental investments to improve member and patient outcomes and support operational excellence. These factors were partially offset by individual Medicare Advantage pricing inclusive of plan exits and benefit design changes that more than offset claims trend and the funding environment, as well as the change in Medicare Part D seasonality due to the IRA. The Insurance segment benefit ratio decreased 70 basis points from 89.4% for the 2024 period to 88.7% for the 2025 period primarily due to the net favorable impact of the factors impacting the quarter comparison, as well as the favorable workday impact in the first quarter of 2025, partially offset by lower favorable prior-period medical claims reserve development in the 2025 period.

Operating Costs
The Insurance segment operating cost ratio decreased 10 basis points from 8.4% for the 2024 quarter to 8.3% for the 2025 quarter and decreased 10 basis points from 8.4% for the 2024 period to 8.3% for the 2025 period primarily due to administrative cost efficiencies resulting from the value creation initiatives and operating leverage associated with increased revenues from the impact of the IRA as previously described. These factors were partially offset by the operating leverage impact of the loss of individual Medicare Advantage membership.
CenterWell Segment

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2025 vs 2024		Six months ended June 30, 2025 vs 2024
	2025	2024	2025	2024	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$360	$335	$695	$670	$25	7.5%	$25	3.7%
Pharmacy solutions	321	229	599	440	92	40.2%	159	36.1%
Primary care	513	322	982	563	191	59.3%	419	74.4%
Total external revenues	1,194	886	2,276	1,673	308	34.8%	603	36.0%
Intersegment revenues:
Home solutions	563	499	1,060	984	64	12.8%	76	7.7%
Pharmacy solutions	2,814	2,645	5,380	5,262	169	6.4%	118	2.2%
Primary care	966	917	1,916	1,846	49	5.3%	70	3.8%
Intersegment revenues	4,343	4,061	8,356	8,092	282	6.9%	264	3.3%
Total revenues	$5,537	$4,947	$10,632	$9,765	$590	11.9%	$867	8.9%
Income from operations	$344	$338	$736	$620	$6	1.8%	$116	18.7%
Operating cost ratio	92.7%	92.0%	92.0%	92.5%		0.7%		(0.5)%

Income from operations
CenterWell income from operations increased $6 million, or 1.8%, from $338 million in the 2024 quarter to $344 million in the 2025 quarter and increased $116 million, or 18.7%, from $620 million in the 2024 period to $736 million in the 2025 period primarily due to the same factors impacting the CenterWell segment's operating cost ratio as more fully described below.
Services Revenue
CenterWell services revenue increased $0.3 billion, or 34.8%, from $0.9 billion in the 2024 quarter to $1.2 billion in the 2025 quarter and increased $0.6 billion, or 36.0%, from $1.7 billion in the 2024 period to $2.3 billion in the 2025 period primarily due to higher revenues associated with growth in the primary care and pharmacy solutions businesses, partially offset by the impact of the v28 risk model revision.

Intersegment Revenue
CenterWell intersegment revenues increased $0.3 billion, or 6.9%, from $4.1 billion in the 2024 quarter to $4.3 billion in the 2025 quarter and increased $0.3 billion, or 3.3%, from $8.1 billion in the 2024 period to $8.4 billion in the 2025 period primarily due to higher revenues associated with growth in the pharmacy solutions and primary care businesses, partially offset by the impact of the v28 risk model revision.
Operating Costs
The CenterWell segment operating cost ratio increased 70 basis points from 92.0% for the 2024 quarter to 92.7% for the 2025 quarter primarily resulting from the continued phase-in of the v28 risk model revision within the primary care business, partially offset by more favorable operating trends in the primary care business as a result of stabilizing medical cost trends and maturation of the v28 mitigation activities, as well as administrative cost efficiencies resulting from the value creation initiatives. The CenterWell segment operating cost ratio decreased 50 basis points from 92.5% for the 2024 period to 92.0% for the 2025 period primarily due to the net favorable impact of the factors impacting the quarter comparison.
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
Cash and cash equivalents increased to approximately $4.0 billion at June 30, 2025 from $2.2 billion at December 31, 2024. The change in cash and cash equivalents for the six months ended June 30, 2025 and 2024 is summarized as follows:

	Six Months Ended
	2025	2024
	(in millions)
Net cash provided by operating activities	$1,602	$1,636
Net cash provided by (used in) investing activities	661	(1,416)
Net cash (used in) provided by financing activities	(444)	587
Increase in cash and cash equivalents	$1,819	$807

Cash Flow from Operating Activities
Cash flows provided by operations remained relatively unchanged year-over-year and reflected the unfavorable impact of working capital items, partially offset by higher earnings in the 2025 period.
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
The detail of total net receivables at June 30, 2025 and December 31, 2024 and reconciliation to cash flow for the six months ended June 30, 2025 and 2024 was as follows:

	June 30, 2025	December 31, 2024	2025 Period Change	2024 Period Change
	(in millions)
Medicare	$3,708	$1,745	$1,963	$1,970
State-based contracts	463	614	(151)	77
Military services	156	180	(24)	35
Other	320	263	57	(19)
Allowances	(143)	(98)	(45)	(8)
Total net receivables	$4,504	$2,704	$1,800	$2,055

The change in Medicare receivables for the 2025 period reflects higher per member Medicare premiums, driven largely by an increased direct subsidy due to the IRA. The change in Medicare receivables for the 2024 period reflects individual Medicare Advantage membership growth. In addition, both periods further reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
Acquisition related activities did not have a material impact on our cash flows during the 2025 period and 2024 period.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $209 million in the 2025 period and $291 million in the 2024 period.
Net proceeds of investment securities were $871 million in the 2025 period and net purchases of investment securities were $1.1 billion in the 2024 period.

Cash Flow from Financing Activities
Claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $482 million in the 2025 period and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $348 million in the 2024 period.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $97 million and $63 million in the 2025 and 2024 periods, respectively.
In March 2025, we issued $750 million of 5.550% unsecured senior notes due May 1, 2035, $500 million of 6.000% unsecured senior notes due May 1, 2055, and an additional $250 million of our existing 5.375% unsecured senior notes due April 15, 2031. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.5 billion. We used the net proceeds of these offerings to repay the remaining $577 million aggregate principal amount of our 4.500% unsecured senior notes on their maturity date of April 1, 2025. The remaining net proceeds will be used for general corporate purposes, which may include the repayment of our existing indebtedness, including borrowings under our commercial paper program.
In May 2025, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027 and a portion of our $600 million aggregate principal amount of 3.950% senior notes maturing in March 2027 during the period beginning on May 1, 2025 and ending on August 29, 2025. For the period ended June 30, 2025, we repurchased $200 million principal amount of these senior notes for approximately $194 million cash.
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
In 2024, we entered into a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral. In 2024, we also entered into an uncommitted receivables purchase facility under which certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. In the 2025 period net proceeds from the securities lending program were $48 million and net repayments from the uncommitted receivables purchase facility were $123 million. In the 2024 period, net proceeds from the securities lending program were $79 million.
Net repayments from the issuance of commercial paper were $5 million and $895 million in the 2025 period and 2024 period, respectively. The maximum principal amount outstanding at any one time during the 2025 period was $1.2 billion.
We repurchased common shares for $100 million and $750 million in the 2025 period and 2024 period, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $9 million and $16 million in the 2025 period and 2024 period, respectively.
We paid dividends to stockholders of $214 million and $216 million during the 2025 period and 2024 period, respectively.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2025 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.3 billion at June 30, 2025 compared to $562 million at December 31, 2024. This increase primarily reflects working capital changes, net proceeds from the issuance of senior notes, and dividends from insurance subsidiaries, partially offset by repayments of senior notes, capital contributions to certain subsidiaries, cash dividends to shareholders, capital expenditures, and common stock repurchases. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2025, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $14.5 billion, which exceeded aggregate minimum regulatory requirements of $10.9 billion. The amount of ordinary dividends paid to our parent company was approximately $0.3 billion during the six months ended June 30, 2025 compared to $0.5 billion during the six months ended June 30, 2024. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at June 30, 2025. Our net unrealized position decreased $368 million from a net unrealized loss position of $1.4 billion at December 31, 2024 to a net unrealized loss position of $1.0 billion at June 30, 2025. At June 30, 2025, we had gross unrealized losses of $1.1 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during the six months ended June 30, 2025. While we believe that these impairments will be recovered and we currently do not have intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.6 years as of June 30, 2025 and 3.8 years as of December 31, 2024. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $788 million at June 30, 2025.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2025.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 2025	—	$—	—	$2,926,243,841
May 2025	291,340	234.54	291,340	2,857,914,234
June 2025	134,302	231.99	134,302	2,826,757,902
Total	425,642	$233.73	425,642
(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.8 billion as of July 29, 2025.
(2)Excludes 0.04 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).
10.1	Amended and Restated Credit Agreement, dated as of May 30, 2025, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Bank, U.S. Bank National Association and Wells Fargo Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint-Lead Arrangers and Joint Bookrunners.
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2025 and December 31, 2024; (ii) the Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2025 and 2024; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	July 30, 2025	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)