Form 10-Q
period 2025-09-30
HUMANA INC
filed 2025-11-05
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2025
$0.16 2/3 par value	120,273,068 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2025

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,388	$2,221
Investment securities	16,736	18,214
Receivables, net of allowances of $124 in 2025 and $98 in 2024	2,684	2,704
Other current assets	7,944	6,676
Total current assets	32,752	29,815
Property and equipment, net	2,268	2,532
Long-term investment securities	440	421
Equity method investments	623	697
Goodwill	9,619	9,631
Other long-term assets	4,017	3,383
Total assets	$49,719	$46,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$10,088	$10,440
Trade accounts payable and accrued expenses	5,519	5,259
Book overdraft	308	403
Unearned revenues	265	260
Short-term debt	—	577
Total current liabilities	16,180	16,939
Long-term debt	12,607	11,144
Other long-term liabilities	2,350	1,951
Total liabilities	31,137	30,034
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,719,321 shares issued at September 30, 2025 and 198,718,810 shares issued at December 31, 2024	33	33
Capital in excess of par value	3,639	3,463
Retained earnings	29,980	28,317
Accumulated other comprehensive loss	(666)	(1,067)
Treasury stock, at cost, 78,446,253 shares at September 30, 2025 and 78,077,195 shares at December 31, 2024	(14,464)	(14,371)
Total stockholders' equity	18,522	16,375
Noncontrolling interests	60	70
Total equity	18,582	16,445
Total liabilities and equity	$49,719	$46,479

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions, except per share results)
Revenues:
Premiums	$30,711	$27,951	$91,941	$84,354
Services	1,600	1,103	4,334	3,265
Investment income	338	343	874	929
Total revenues	32,649	29,397	97,149	88,548
Operating expenses:
Benefits	27,991	25,120	82,091	75,283
Operating costs	4,085	3,339	11,012	9,529
Depreciation and amortization	173	210	534	631
Total operating expenses	32,249	28,669	93,637	85,443
Income from operations	400	728	3,512	3,105
Loss on sale of business	63	—	63	—
Interest expense	168	169	485	496
Other expense (income), net	35	(92)	398	26
Income before income taxes and equity in net losses	134	651	2,566	2,583
(Benefit) provision for income taxes	(86)	155	499	629
Equity in net losses	(26)	(16)	(88)	(57)
Net income	$194	$480	$1,979	$1,897
Net loss attributable to noncontrolling interests	1	—	5	3
Net income attributable to Humana	$195	$480	$1,984	$1,900
Basic earnings per common share	$1.62	$3.99	$16.47	$15.76
Diluted earnings per common share	$1.62	$3.98	$16.43	$15.72
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Net income attributable to Humana	$195	$480	$1,984	$1,900
Other comprehensive income (loss):
Change in gross unrealized investment gains (losses)	195	619	570	458
Effect of income taxes	(45)	(142)	(130)	(104)
Total change in unrealized investment gains (losses), net of tax	150	477	440	354
Reclassification adjustment for net realized (losses) gains	(44)	(10)	(51)	(10)
Effect of income taxes	11	2	12	2
Total reclassification adjustment, net of tax	(33)	(8)	(39)	(8)
Other comprehensive income (loss), net of tax	117	469	401	346
Comprehensive income attributable to Humana	$312	$949	$2,385	$2,246
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2025
Balances, June 30, 2025	198,719	$33	$3,557	$29,891	$(783)	$(14,464)	$18,234	$61	$18,295
Net income				195			195	(1)	194
Other comprehensive income					117		117		117
Common stock repurchases			—			(1)	(1)		(1)
Dividends and dividend equivalents			—	(106)			(106)		(106)
Stock-based compensation			83				83		83
Restricted stock unit vesting	—	—	(1)			1	—		—
Balances, September 30, 2025	198,719	$33	$3,639	$29,980	$(666)	$(14,464)	$18,522	$60	$18,582

Three months ended September 30, 2024
Balances, June 30, 2024	198,719	$33	$3,420	$28,745	$(1,122)	$(14,405)	$16,671	$57	$16,728
Net income				480			480	—	480
Distribution from noncontrolling interest holders, net							—	2	2
Other comprehensive income					469		469		469
Common stock repurchases			—			(1)	(1)		(1)
Dividends and dividend equivalents			—	(107)			(107)		(107)
Stock-based compensation			53				53		53
Restricted stock unit vesting	—	—	(2)			2	—		—
Balances, September 30, 2024	198,719	$33	$3,471	$29,118	$(653)	$(14,404)	$17,565	$59	$17,624
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2025
Balances, December 31, 2024	198,719	$33	$3,463	$28,317	$(1,067)	$(14,371)	$16,375	$70	$16,445
Net income				1,984			1,984	(5)	1,979
Distribution to noncontrolling interest holders, net							—	(5)	(5)
Other comprehensive income					401		401		401
Common stock repurchases			—			(110)	(110)		(110)
Dividends and dividend equivalents			—	(321)			(321)		(321)
Stock-based compensation			193				193		193
Restricted stock unit vesting	—	—	(17)			17	—		—
Balances, September 30, 2025	198,719	$33	$3,639	$29,980	$(666)	$(14,464)	$18,522	$60	$18,582

Nine months ended September 30, 2024
Balances, December 31, 2023	198,690	$33	$3,346	$27,540	$(999)	$(13,658)	$16,262	$56	$16,318
Net income				1,900			1,900	(3)	1,897
Distribution from noncontrolling interest holders, net							—	6	6
Other comprehensive income					346		346		346
Common stock repurchases			—			(774)	(774)		(774)
Dividends and dividend equivalents			—	(322)			(322)		(322)
Stock-based compensation			153				153		153
Restricted stock unit vesting	29	—	(28)			28	—		—
Balances, September 30, 2024	198,719	$33	$3,471	$29,118	$(653)	$(14,404)	$17,565	$59	$17,624

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2025	2024
	(in millions)
Cash flows from operating activities
Net income	$1,979	$1,897
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	63	—
Gain on investment securities, net	(66)	(10)
Equity in net losses	88	57
Stock-based compensation	193	153
Depreciation	587	682
Amortization	43	46
Impairment of property and equipment	14	129
Impairment of indefinite-lived intangible assets	32	—
Changes in operating assets and liabilities, net of effect of businesses acquired and disposed:
Receivables	16	(109)
Other assets	(1,374)	258
Benefits payable	(351)	884
Other liabilities	1,317	(498)
Unearned revenues	5	(71)
Other	27	76
Net cash provided by operating activities	2,573	3,494
Cash flows from investing activities
Proceeds from sale of business, net	115	—
Acquisitions, net of cash and cash equivalents acquired	(5)	(37)
Purchases of property and equipment, net	(344)	(421)
Purchases of investment securities	(5,198)	(6,042)
Proceeds from maturities of investment securities	2,148	2,214
Proceeds from sales of investment securities	5,066	1,758
Changes in securities lending collateral receivable	(141)	(361)
Net cash provided by (used in) investing activities	1,641	(2,889)
Cash flows from financing activities
Payments from contract deposits, net	(1,164)	(638)
Proceeds from issuance of senior notes, net	1,481	2,232
Repayments of senior notes	(771)	(48)
Repayments from issuance of commercial paper, net	(5)	(895)
Debt issue costs	(5)	(7)
Change in book overdraft	(95)	3
Common stock repurchases	(109)	(768)
Dividends paid	(321)	(323)
Changes in securities lending payable	141	361
Changes in rebate factor payable	(123)	—
Other	(76)	(100)
Net cash used in financing activities	(1,047)	(183)
Increase in cash and cash equivalents	3,167	422
Cash and cash equivalents at beginning of period	2,221	4,694
Cash and cash equivalents at end of period	$5,388	$5,116
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the nine months ended September 30,
	2025	2024
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$440	$416
Income tax payments, net	$151	$570
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash and cash equivalents acquired	$6	$49
Less: Fair value of liabilities assumed	(1)	(12)
Cash paid for acquired businesses, net of cash and cash equivalents acquired	$5	$37
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
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we have committed to driving additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in severance charges in connection with workforce optimization and external consulting spend, of $267 million and $320 million for the three and nine months ended September 30, 2025, respectively. We recorded charges, primarily in asset impairments, of $55 million and $151 million for the three and nine months ended September 30, 2024, respectively. These charges were included within operating costs in the condensed consolidated statements of income. We expect to incur additional charges in 2025.
In addition, we recorded impairment charges of $32 million, relating to indefinite-lived intangible assets, for the nine months ended September 30, 2025 within operating costs in our condensed consolidated statements of income. There were no impairment charges relating to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2024.
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
At September 30, 2025, accounts receivable related to services were $344 million. For the three and nine months ended September 30, 2025, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet at September 30, 2025.
For the three and nine months ended September 30, 2025, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Effective in Future Periods
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for annual 2025 year-end financial statements. The updated guidance requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation along with qualitative explanation of individually significant reconciling items. The updated guidance also requires disclosure of the income taxes paid (net of refunds received) disaggregated by jurisdiction. The additional disclosures are not expected to have a material impact on our results of operation, financial condition or cash flows.

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

In September 2025, The FASB issued Accounting Standards Update No. 2025-06 — Intangibles — Goodwill and Other — Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance modernizes consideration of different methods of software development, updating the requirements for capitalization of software costs. The new guidance requires prospective application (with retrospective application permitted). The new guidance will be effective for us beginning with our interim 2028 financial statements, with early adoption permitted. We are currently evaluating the impact on our consolidated results of operations, financial position, and cash flows.
There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS AND DIVESTITURES
During 2025 and 2024, we acquired various health and wellness related businesses, and divested of a business in the third quarter of 2025, that individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition and divestiture related costs recognized in 2025 and 2024 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the quarter of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2025 and December 31, 2024, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,713	$2	$(40)	$2,675
Mortgage-backed securities	3,881	6	(363)	3,524
Tax-exempt municipal securities	456	—	(17)	439
Mortgage-backed securities:
Residential	616	3	(49)	570
Commercial	1,200	2	(53)	1,149
Asset-backed securities	1,029	6	(13)	1,022
Corporate debt securities	8,145	36	(384)	7,797
Total debt securities	$18,040	$55	$(919)	$17,176

December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,336	$1	$(110)	$3,227
Mortgage-backed securities	4,504	—	(509)	3,995
Tax-exempt municipal securities	548	—	(22)	526
Mortgage-backed securities:
Residential	586	—	(64)	522
Commercial	1,290	1	(85)	1,206
Asset-backed securities	1,424	3	(24)	1,403
Corporate debt securities	8,330	21	(595)	7,756
Total debt securities	$20,018	$26	$(1,409)	$18,635
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $381 million and $390 million, respectively, at September 30, 2025. The book value and fair value were $381 million and $396 million, respectively, at December 31, 2024.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $560 million and $418 million was held at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, collateral from lending our investment securities was reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $274 million and $127 million at September 30, 2025 and December 31, 2024, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at September 30, 2025 and December 31, 2024, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,270	$(9)	$710	$(31)	$1,980	$(40)
Mortgage-backed securities	623	(4)	2,388	(359)	3,011	(363)
Tax-exempt municipal securities	64	(1)	354	(16)	418	(17)
Mortgage-backed securities:
Residential	7	—	331	(49)	338	(49)
Commercial	83	—	862	(53)	945	(53)
Asset-backed securities	153	(2)	278	(11)	431	(13)
Corporate debt securities	788	(3)	3,839	(381)	4,627	(384)
Total debt securities	$2,988	$(19)	$8,762	$(900)	$11,750	$(919)

December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,343	$(68)	$456	$(42)	$2,799	$(110)
Mortgage-backed securities	1,766	(50)	2,203	(459)	3,969	(509)
Tax-exempt municipal securities	97	(1)	405	(21)	502	(22)
Mortgage-backed securities:
Residential	130	(2)	343	(62)	473	(64)
Commercial	58	(1)	992	(84)	1,050	(85)
Asset-backed securities	419	(5)	436	(19)	855	(24)
Corporate debt securities	2,385	(51)	4,269	(544)	6,654	(595)
Total debt securities	$7,198	$(178)	$9,104	$(1,231)	$16,302	$(1,409)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at September 30, 2025. Our remaining debt securities below investment-grade were primarily rated B. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,200 positions out of a total of approximately 2,190 positions at September 30, 2025. All issuers of debt securities we own that were trading at an unrealized loss at September 30, 2025 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At September 30,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2025, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and nine months ended September 30, 2025 or 2024.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Gross gains on investment securities	$54	$14	$72	$16
Gross losses on investment securities	(1)	(4)	(6)	(6)
Net recognized gains on investment securities	$53	$10	$66	$10
The contractual maturities of debt securities available for sale at September 30, 2025, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,126	$1,121
Due after one year through five years	4,696	4,610
Due after five years through ten years	4,128	4,002
Due after ten years	1,364	1,178
Mortgage and asset-backed securities	6,726	6,265
Total debt securities	$18,040	$17,176

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2025 and December 31, 2024, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2025
Cash equivalents	$5,264	$5,264	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,675	—	2,675	—
Mortgage-backed securities	3,524	—	3,524	—
Tax-exempt municipal securities	439	—	439	—
Mortgage-backed securities:
Residential	570	—	570	—
Commercial	1,149	—	1,133	16
Asset-backed securities	1,022	—	933	89
Corporate debt securities	7,797	—	7,492	305
Total debt securities	17,176	—	16,766	410
Securities lending invested collateral	560	560	—	—
Total invested assets	$23,000	$5,824	$16,766	$410

December 31, 2024
Cash equivalents	$2,048	$2,048	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	3,227	—	3,227	—
Mortgage-backed securities	3,995	—	3,995	—
Tax-exempt municipal securities	526	—	526	—
Mortgage-backed securities:
Residential	522	—	522	—
Commercial	1,206	—	1,199	7
Asset-backed securities	1,403	—	1,330	73
Corporate debt securities	7,756	—	7,514	242
Total debt securities	18,635	—	18,313	322
Securities lending invested collateral	418	418	—	—
Total invested assets	$21,101	$2,466	$18,313	$322
Our Level 3 assets had a fair value of $410 million, or 1.8% of total invested assets, and $322 million, or 1.5% or total invested assets, at September 30, 2025 and December 31, 2024, respectively. During the nine months ended

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2025 and 2024, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	Private Placements
	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	(in millions)
Beginning balance at January 1	$322	$218
Total gains or losses:
Realized in earnings	—	—
Unrealized in other comprehensive income	10	6
Purchases	81	72
Maturities	(2)	—
Sales	—	—
Settlements	(1)	(5)
Balance at September 30	$410	$291
During the nine months ended September 30, 2025 and 2024, there were no transfers into or out of Level 3.
Interest Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate adjustment to the carrying value of the senior notes was an increase of approximately $48 million at September 30, 2025. Our swap positions at September 30, 2025 included swap assets of $82 million, included within other long-term assets on our condensed consolidated balance sheet, and swap liabilities of $34 million, included within other long-term liabilities on our condensed consolidated balance sheet. Our swap positions at December 31, 2024 included swap liabilities of $129 million, included within other long-term liabilities on our condensed consolidated balance sheet. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and nine months ended September 30, 2025 and 2024.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes the notional amounts at September 30, 2025 and December 31, 2024, respectively, for our senior notes under the swap agreements:

	Notional amount at
Senior Notes Under Swap Agreements	September 30, 2025	December 31, 2024
	(in millions)
$1,500 million, 5.375% due April 15, 2031	$700	$700
$750 million, 5.875% due March 1, 2033	650	650
$850 million, 5.950% due March 15, 2034	800	800
$750 million, 5.550% due May 1, 2035	600	—
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.950% due October 1, 2044	400	400
$400 million, 4.800% due March 15, 2047	350	200
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	700	700
$1,000 million, 5.750% due April 15, 2054	800	700
$500 million, 6.000% due May 1, 2055	300	—
Total Senior Notes Under Swap Agreements	$6,150	$5,000

Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $12.6 billion at September 30, 2025 and $11.7 billion at December 31, 2024. The fair value of our senior notes debt was $12.3 billion at September 30, 2025 and $11.2 billion at December 31, 2024. The fair value of our senior notes debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. We had no outstanding commercial paper borrowings at September 30, 2025 and December 31, 2024.
Put and Call Options Measured at Fair Value
The put and call options fair values associated with our primary care strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $1.35 billion and $13 million, respectively, at September 30, 2025. The put and call options fair values, derived from the Monte Carlo simulation, were $883 million and $10 million, respectively, at December 31, 2024. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets. Fair value changes to the put and call options are included within Other expense, net within our condensed consolidated income statement.
With the continued expansion of primary care clinics under the partnership with WCAS and updated revenue growth assumptions in our most recent projections available at September 30, 2025, all existing cohorts can be called by us from 2026 to 2033 and could require $3.0 billion to $5.0 billion to purchase.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2025	December 31, 2024
Annualized volatility	17.4% - 18.5%	17.5% - 18.9%
Credit spread	1.1% - 1.8%	0.9% - 1.5%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	10.5% - 14.5%	11.0% - 14.5%
Long term growth rate	3.0%	3.0%
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2025 and December 31, 2024. CMS subsidies/discounts include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants funded by CMS and pharmaceutical manufacturers.
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
The accompanying condensed consolidated balance sheets include $1.7 billion of net assets and $530 million of net assets associated with subsidy programs at September 30, 2025 and December 31, 2024, respectively.

The accompanying condensed consolidated balance sheets also include $800 million of net assets and $126 million of net assets associated with cost sharing programs at September 30, 2025 and December 31, 2024, respectively.
For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2025 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2025	$2,663	$6,968	$9,631
Acquisitions	—	5	5
Dispositions	—	(17)	(17)
Balance at September 30, 2025	$2,663	$6,956	$9,619

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2025 and December 31, 2024:

	Weighted Average Life	September 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$878	$—	$878	$910	$—	$910
Medicare licenses	Indefinite	270	—	270	270	—	270
Customer contracts/relationships	8.6 years	732	686	46	965	759	206
Trade names and technology	6.1 years	101	97	4	139	119	20
Provider contracts	11.9 years	67	64	3	67	64	3
Noncompetes and other	8.4 years	85	56	29	85	51	34
Total other intangible assets	8.5 years	$2,133	$903	$1,230	$2,436	$993	$1,443
    For the three months ended September 30, 2025 and 2024, amortization expense for other intangible assets was approximately $13 million and $15 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense for other intangible assets was approximately $43 million and $46 million, respectively. We recorded a $32 million and $200 million charge relating to our indefinite-lived intangible assets during the second quarter of 2025 and fourth quarter of 2024, respectively.
The following table presents our estimate of amortization expense remaining for 2025 and each of the next five succeeding years at September 30, 2025:

(in millions)
For the years ending December 31,
2025	$9
2026	23
2027	14
2028	9
2029	8
2030	8
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
	(in millions)
Balances, beginning of period	$10,440	$10,241
Dispositions	(1)	—
Incurred related to:
Current year	83,004	75,976
Prior years	(913)	(693)
Total incurred	82,091	75,283
Paid related to:
Current year	(73,460)	(65,282)
Prior years	(8,982)	(9,117)
Total paid	(82,442)	(74,399)
Balances, end of period	$10,088	$11,125

The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the incurred claims amounts. At September 30, 2025 and September 30, 2024, benefits payable included IBNR of approximately $6.9 billion and $7.2 billion, primarily associated with claims incurred in each respective period.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$195	$480	$1,984	$1,900
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,273	120,405	120,492	120,609
Dilutive effect of:
Employee stock options	—	3	—	4
Restricted stock	472	356	286	286
Shares used to compute diluted earnings per common share	120,745	120,764	120,778	120,899
Basic earnings per common share	$1.62	$3.99	$16.47	$15.76
Diluted earnings per common share	$1.62	$3.98	$16.43	$15.72
Number of antidilutive stock options and restricted stock excluded from computation	450	361	1,016	759

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

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2025 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2025 payments
12/31/2024	1/31/2025	$0.8850	$107
3/28/2025	4/25/2025	$0.8850	$107
6/27/2025	7/25/2025	$0.8850	$106
9/26/2025	10/31/2025	$0.8850	$106
In October 2025, the Board declared a cash dividend of $0.885 per share payable on January 30, 2026 to stockholders of record as of the close of business on December 26, 2025. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.

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
Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the nine months ended September 30, 2025, we repurchased 0.4 million shares in open market transactions for $100 million. These shares were repurchased at an average price of $233.73 under the February 2024 share repurchase authorization. During the nine months ended September 30, 2024, we repurchased 1.9 million shares in open market transactions for $750 million. These shares were repurchased at an average price of $384.65 under the February 2023 and 2024 share repurchase authorizations.

Our remaining repurchase authorization was $2.8 billion as of November 4, 2025.

In connection with employee stock plans, we acquired 0.04 million common shares for $10 million and 0.05 million common shares for $18 million during the nine months ended September 30, 2025 and 2024, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

11. INCOME TAXES
The effective income tax rate was (77.3)% and 20.1% for the three and nine months ended September 30, 2025, respectively, and 24.4% and 24.9% for the three and nine months ended September 30, 2024, respectively. The 2025 quarter and period effective income tax rate reflect the impact of a tax loss on sale of business, which exceeded the book loss. The related tax benefit is realizable via capital loss carryback.

For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in millions)
Short-term debt:
Senior notes:
$600 million, 4.500% due April 1, 2025	$—	$577
Total senior notes	—	577
Total short-term debt	$—	$577
Long-term debt:
Senior notes:
$750 million, 1.350% due February 3, 2027	$563	$689
$600 million, 3.950% due March 15, 2027	465	538
$500 million, 5.750% due March 1, 2028	490	490
$500 million, 5.750% due December 1, 2028	496	496
$750 million, 3.700% due March 23, 2029	586	585
$500 million, 3.125% due August 15, 2029	434	433
$500 million, 4.875% due April 1, 2030	497	497
$1,500 million, 5.375% due April 15, 2031	1,494	1,226
$750 million, 2.150% due February 3, 2032	745	744
$750 million, 5.875% due March 1, 2033	752	726
$850 million, 5.950% due March 15, 2034	835	806
$750 million, 5.550% due May 1, 2035	750	—
$250 million, 8.150% due June 15, 2038	260	260
$400 million, 4.625% due December 1, 2042	377	366
$750 million, 4.950% due October 1, 2044	726	714
$400 million, 4.800% due March 15, 2047	399	392
$500 million, 3.950% due August 15, 2049	520	505
$750 million, 5.500% due March 15, 2053	730	705
$1,000 million, 5.750% due April 15, 2054	997	972
$500 million, 6.000% due May 1, 2055	491	—
Total senior notes	12,607	11,144
Total long-term debt	$12,607	$11,144
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
In May 2025, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027 and a portion of our $600 million

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
aggregate principal amount of 3.950% senior notes maturing in March 2027 during the period beginning on May 1, 2025 and ending on August 29, 2025. For the period ended September 30, 2025, we repurchased $200 million principal amount of these senior notes for approximately $194 million cash.
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate increase to the carrying value of the senior notes was approximately $48 million at September 30, 2025.

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
The SOFR spread varies depending on our credit ratings ranging from 79.5 to 130.0 basis points. As of September 30, 2025, our SOFR was 101.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee varies depending on our credit ratings ranging from 8.0 to 20.0 basis points. As of September 30, 2025, our facility fee was 11.0 basis points.
The terms of our revolving credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, our credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 40.3% as measured in accordance with the revolving credit agreement as of September 30, 2025. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreement by up to $1.0 billion, to a maximum of $6.0 billion.
At September 30, 2025, we had no borrowings and approximately $10 million of letters of credit outstanding under the revolving credit agreement. Accordingly, as of September 30, 2025, we had $4.990 billion of remaining borrowing capacity under the credit agreement (which excludes the uncommitted $1.0 billion of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
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
Commercial Paper
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine months ended September 30, 2025 was $1.2 billion, with no outstanding amount at September 30, 2025 and December 31, 2024.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2024 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At September 30, 2025 we had no outstanding short-term FHLB borrowings.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the nine months ended September 30, 2025, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2026, and all of our product offerings filed with CMS and going to market for 2026 have been approved.
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
In October 2018, however, CMS issued a proposed rule announcing possible changes to the RADV audit methodology, including elimination of the FFS Adjuster. CMS proposed (the "Proposed RADV Rule") applying its revised methodology, including extrapolated recoveries without application of a FFS Adjuster, to RADV audits dating back to PY 2011. On January 30, 2023, CMS published a final rule related to the RADV audit methodology (Final RADV Rule). The Final RADV Rule confirmed CMS’s decision to eliminate the FFS Adjuster. The Final RADV Rule states CMS’s intention to extrapolate results from CMS and HHS-OIG RADV audits beginning with PY 2018, rather than PY 2011 as proposed. However, CMS’s Final RADV Rule does not adopt a specific sampling, extrapolation or audit methodology. CMS instead stated its general plan to rely on “any statistically valid method . . . that is determined to be well-suited to a particular audit.”

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

On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. On September 25, 2025, the Court granted our motion for summary judgment and vacated the Final RADV Rule, finding that the Final RADV Rule was procedurally invalid under the APA because it was not a “logical outgrowth” of the Proposed RADV Rule. There can be no assurances as to the final disposition of this lawsuit. We remain committed to working alongside CMS to promote the integrity of the MA program as well as affordability and cost certainty for our members. It is critical that MA plans are paid accurately and that payment model principles, including the application of a FFS Adjuster, are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.

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
Our state-based Medicaid business, which accounted for approximately 10% of our total premiums and services revenue for the nine months ended September 30, 2025 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
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
On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. On September 25, 2025, the Court granted our motion for summary judgment and vacated the Final RADV Rule, finding that the Final RADV Rule was procedurally invalid under the APA because it was not a "logical outgrowth" of the Proposed RADV Rule. There can be no assurances as to the final disposition of this lawsuit. See “Government Contracts” in this footnote to the unaudited Consolidated Financial Statements of this Form 10-Q for additional information regarding this matter.
In June 2024, a putative stockholder class action was filed against Humana Inc. and certain of our current and former executive officers under the federal securities laws in the United States District Court for the District of Delaware. The case, now captioned In re Humana Inc. Securities Litigation, alleges that between July 2022 and October 2024, Humana made false or misleading statements in its periodic SEC filings and statements to the financial markets about our financial performance and the medical costs and Star Ratings in our Medicare Advantage business. The action seeks, among other things, unspecified compensatory damages and attorneys' fees. Between July 2024 and March 2025, parallel stockholder derivative actions were filed in the United States District Court for the Western District of Kentucky, now consolidated and captioned In re Humana Shareholder Derivative Action, and Nicolaou v. Broussard, was filed in Commonwealth of Kentucky, Jefferson Circuit Court, alleging that the same claimed acts and omissions underlying the federal securities law case also constitute a breach of fiduciary duty by certain of our current and former directors and executive officers. The actions seek, among other things, reforms to the Company's corporate governance and internal procedures, unspecified damages and attorneys' fees. We will vigorously defend against the allegations in all cases.
On October 18, 2024, Humana Inc., along with co-plaintiff Americans for Beneficiary Choice, filed suit against the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, Xavier Becerra in his official capacity as Secretary, and Chiquita Brooks-LaSure, in her official capacity as Administrator, in the United States District Court, Northern District of Texas, Fort Worth Division, seeking a determination that they violated the Administrative Procedure Act in administering the Medicare Advantage and Part D Star Ratings

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
program. On July 18, 2025, the Court dismissed the case without prejudice, finding that Humana should have exhausted available administrative remedies and did not do so before filing the lawsuit. Since all available administrative remedies are now exhausted, we refiled the case against the agencies in the same court on July 21, 2025, now including as Defendants Robert F. Kennedy Jr., in his official capacity as Secretary of Health and Human Services; and Mehmet Cengiz Oz, in his official capacity as Administrator of the Centers for Medicare and Medicaid Services. We ask the Court to declare that certain of CMS’s Star Rating policies and practices are unlawful, to set aside and vacate Humana’s 2025 Star Ratings, and to remand the matter to CMS for recalculation. On October 14, 2025, the Court issued a decision rejecting our challenge to the 2025 Star Ratings, and although we are considering our options in this matter, there is no assurance that we will ultimately prevail in the lawsuit. For additional information on this matter, refer to Part I, Item 1A, "Risk Factors" in our 2024 Form 10-K, and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $3.7 billion and $5.6 billion for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024 these amounts were $10.2 billion and $14.1 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy operations, are included with benefits expense. The amount of this expense was $30 million and $32 million for the three months ended September 30, 2025 and 2024, respectively, and $95 million and $96 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and nine months ended September 30, 2025 and 2024:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2025	(in millions)
External revenues
Premiums revenue	$30,711	$—	$—	$30,711
Services revenue	267	1,333	—	1,600
Total external revenues	30,978	1,333	—	32,311
Intersegment revenues	1	4,546	(4,547)	—
Investment income	210	—	128	338
Total revenues	31,189	5,879	(4,419)	32,649
Operating expenses:
Benefits	27,982	—	9	27,991
Operating costs	2,808	5,521	(4,244)	4,085
Depreciation and amortization	148	53	(28)	173
Total operating expenses	30,938	5,574	(4,263)	32,249
Income (loss) from operations	$251	$305	$(156)	$400

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2024	(in millions)
External revenues
Premiums revenue	$27,951	$—	$—	$27,951
Services revenue	226	877	—	1,103
Total external revenues	28,177	877	—	29,054
Intersegment revenues	1	4,164	(4,165)	—
Investment income	192	—	151	343
Total revenues	28,370	5,041	(4,014)	29,397
Operating expenses:
Benefits	25,319	—	(199)	25,120
Operating costs	2,595	4,602	(3,858)	3,339
Depreciation and amortization	182	57	(29)	210
Total operating expenses	28,096	4,659	(4,086)	28,669
Income from operations	$274	$382	$72	$728

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2025	(in millions)
External revenues
Premiums revenue	$91,941	$—	$—	$91,941
Services revenue	725	3,609	—	4,334
Total external revenues	92,666	3,609	—	96,275
Intersegment revenues	3	12,902	(12,905)	—
Investment income	551	—	323	874
Total revenues	93,220	16,511	(12,582)	97,149
Operating expenses:
Benefits	82,278	—	(187)	82,091
Operating costs	7,900	15,298	(12,186)	11,012
Depreciation and amortization	451	172	(89)	534
Total operating expenses	90,629	15,470	(12,462)	93,637
Income (loss) from operations	$2,591	$1,041	$(120)	$3,512

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2024	(in millions)
External Revenues
Premiums revenue	$84,354	$—	$—	$84,354
Services revenue	715	2,550	—	3,265
Total external revenues	85,069	2,550	—	87,619
Intersegment revenues	3	12,256	(12,259)	—
Investment income	522	—	407	929
Total revenues	85,594	14,806	(11,852)	88,548
Operating expenses:
Benefits	75,752	—	(469)	75,283
Operating costs	7,354	13,638	(11,463)	9,529
Depreciation and amortization	553	166	(88)	631
Total operating expenses	83,659	13,804	(12,020)	85,443
Income from operations	$1,935	$1,002	$168	$3,105

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
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth and investment in our Medicare Advantage business and further expansion of our healthcare services capabilities, we have committed to driving additional value for the enterprise through cost saving, productivity initiatives, and value acceleration from previous investments. As a result of these initiatives, we recorded charges, primarily in severance charges in connection with workforce optimization and external consulting spend, of $267 million and $320 million for the three and nine months ended September 30, 2025, respectively. We recorded charges, primarily in asset impairments, of $55 million and $151 million for the three and nine months ended September 30, 2024, respectively. These charges were included within operating costs in the condensed consolidated statements of income. We expect to incur additional charges in 2025.
In addition, we recorded impairment charges of $32 million, relating to indefinite-lived intangible assets, for the nine months ended September 30, 2025 within operating costs in our condensed consolidated statements of income. There were no impairment charges relating to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2024.

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
Seasonality
Our quarterly Insurance segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our stand-alone prescription drug plan, or PDP, membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. Effective January 1, 2025, the Medicare Part D coverage gap was eliminated as mandated by the Inflation Reduction Act of 2022, or IRA. The standard Part D benefit now comprises three phases: the deductible phase, the initial coverage phase and the catastrophic coverage phase. Beneficiaries' out-of-pocket expenses for covered prescription drugs are capped at $2,000, after which they incur no additional cost sharing for the remainder of the year. In addition, the Coverage Gap Discount Program was replaced by the Manufacturer Discount Program, requiring pharmaceutical manufacturers to provide discounts on brand name drugs during both the initial coverage and catastrophic phases. These changes are anticipated to reduce out-of-pocket costs for beneficiaries and impact plan liabilities, accordingly. These benefit design changes will result in us sharing a greater portion of the responsibility and result in net prescription costs that are more level throughout the year as compared to the historical seasonal decline seen prior to the IRA. In addition, the number of low-income senior members, as well as year-over-year changes in the mix of membership in our stand-alone PDP products, affects the quarterly benefit ratio pattern. The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season.

2025 Highlights
•Our strategy is to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2025, approximately 3,553,000 members, or 68%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,984,900 members, or 70%, at September 30, 2024.
•Net income attributable to Humana was $195 million, or $1.62 per diluted common share, and $480 million, or $3.98 per diluted common share, for the three months ended September 30, 2025 and 2024, respectively. Net income attributable to Humana was $2.0 billion, or $16.43 per diluted common share, and $1.9 billion, or $15.72 per diluted common share, for the nine months ended September 30, 2025 and 2024, respectively. These comparisons were significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, impairment charges, settlement of certain litigation expenses, loss on sale of business and charges associated with value creation initiatives. The impact of these adjustments to our consolidated income before income taxes and equity in net losses and diluted earnings per common share was as follows for the 2025 and 2024 quarter and period:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Consolidated income before income taxes and equity in net losses:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$97	$(59)	$460	$141
Impairment charges	—	—	32	—
Settlement of certain litigation expenses	15	—	15	—
Loss on sale of business	63	—	63	—
Value creation initiatives	267	55	320	151
Total	$442	$(4)	$890	$292

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$0.80	$(0.49)	$3.81	$1.17
Impairment charges	—	—	0.27	—
Settlement of certain litigation expenses	0.13	—	0.13	—
Loss on sale of business	0.52	—	0.52	—
Value creation initiatives	2.21	0.45	2.65	1.25
Cumulative net tax impact	(1.72)	0.01	(2.58)	(0.56)
Total	$1.94	$(0.03)	$4.80	$1.86

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

Comparison of Results of Operations for 2025 and 2024
The following discussion primarily deals with our results of operations for the three months ended September 30, 2025, or the 2025 quarter, the three months ended September 30, 2024, or the 2024 quarter, the nine months ended September 30, 2025, or the 2025 period, and the nine months ended September 30, 2024, or the 2024 period.

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2025 vs 2024		Nine months ended September 30, 2025 vs 2024
	2025	2024	2025	2024	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$30,711	$27,951	$91,941	$84,354	$2,760	9.9%	$7,587	9.0%
Services:
Insurance	267	226	725	715	41	18.1%	10	1.4%
CenterWell	1,333	877	3,609	2,550	456	52.0%	1,059	41.5%
Total services revenue	1,600	1,103	4,334	3,265	497	45.1%	1,069	32.7%
Investment income	338	343	874	929	(5)	(1.5)%	(55)	(5.9)%
Total revenues	32,649	29,397	97,149	88,548	3,252	11.1%	8,601	9.7%
Operating expenses:
Benefits	27,991	25,120	82,091	75,283	2,871	11.4%	6,808	9.0%
Operating costs	4,085	3,339	11,012	9,529	746	22.3%	1,483	15.6%
Depreciation and amortization	173	210	534	631	(37)	(17.6)%	(97)	(15.4)%
Total operating expenses	32,249	28,669	93,637	85,443	3,580	12.5%	8,194	9.6%
Income from operations	400	728	3,512	3,105	(328)	(45.1)%	407	13.1%
Loss on sale of business	63	—	63	—	63	100.0%	63	100.0%
Interest expense	168	169	485	496	(1)	(0.6)%	(11)	(2.2)%
Other expense (income), net	35	(92)	398	26	127	138.0%	372	1,430.8%
Income before income taxes and equity in net losses	134	651	2,566	2,583	(517)	(79.4)%	(17)	(0.7)%
(Benefit) provision for income taxes	(86)	155	499	629	241	155.5%	(130)	(20.7)%
Equity in net losses	(26)	(16)	(88)	(57)	10	62.5%	31	54.4%
Net income	$194	$480	$1,979	$1,897	$(286)	(59.6)%	$82	4.3%
Diluted earnings per common share	$1.62	$3.98	$16.43	$15.72	$(2.36)	(59.3)%	$0.71	4.5%
Benefit ratio (a)	91.1%	89.9%	89.3%	89.2%		1.2%		0.1%
Operating cost ratio (b)	12.6%	11.5%	11.4%	10.9%		1.1%		0.5%
Effective tax rate	(77.3)%	24.4%	20.1%	24.9%		(101.7)%		(4.8)%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $2.8 billion, or 9.9%, from $28.0 billion in the 2024 quarter to $30.7 billion in the 2025 quarter and increased $7.6 billion, or 9.0%, from $84.4 billion in the 2024 period to $91.9 billion in the 2025 period primarily due to higher per member Medicare premiums, largely driven by an increased direct subsidy due to the IRA, and higher per member state-based contracts premiums, as well as membership growth in the state-based contracts and stand-alone PDP businesses. These factors were partially offset by the membership decline within the individual Medicare Advantage business, inclusive of the decision to exit certain unprofitable plans and counties.

Services Revenue
Consolidated services revenue increased $0.5 billion, or 45.1%, from $1.1 billion in the 2024 quarter to $1.6 billion in the 2025 quarter and increased $1.1 billion, or 32.7%, from $3.3 billion in the 2024 period to $4.3 billion in the 2025 period primarily due to higher revenues associated with growth in the primary care and pharmacy solutions businesses, partially offset by the impact of the v28 risk model revision impacting the Primary Care business.
Investment Income
Investment income decreased $5 million, or 1.5%, from $343 million in the 2024 quarter to $338 million in the 2025 quarter and decreased $55 million, or 5.9%, from $929 million in the 2024 period to $874 million in the 2025 period primarily due to lower interest income on debt securities.
Benefit Expense
Consolidated benefits expense increased $2.9 billion, or 11.4%, from $25.1 billion in the 2024 quarter to $28.0 billion in the 2025 quarter and increased $6.8 billion, or 9.0%, from $75.3 billion in the 2024 period to $82.1 billion in the 2025 period. The consolidated benefit ratio increased 120 basis points from 89.9% for the 2024 quarter to 91.1% for the 2025 quarter and increased 10 basis points from 89.2% for the 2024 period to 89.3% for the 2025 period primarily reflecting a shift in line of business mix resulting growth in the state-based contracts and stand-alone PDP businesses that carry a higher benefit ratio, combined with a reduction in individual Medicare Advantage membership, as well as incremental investments to improve member and patient outcomes and support operational excellence. These factors were partially offset by individual Medicare Advantage pricing inclusive of plan exits and benefit design changes that more than offset claims trend and the funding environment, as well as higher favorable prior-period medical claims development in the 2025 quarter and period. Further, the quarter comparison was negatively impacted in the 2025 quarter as a result of the change in Medicare Part D seasonality due to the IRA and the period comparison was affected by the favorable workday impact in the 2025 period combined with the favorability associated with the change in Medicare Part D seasonality due to the IRA.
Consolidated benefits expense included $275 million of favorable prior-period medical claims reserve development in the 2025 quarter and $24 million of favorable prior-period medical claims development in the 2024 quarter. Consolidated benefits expense included $913 million of favorable prior-period medical claims reserve development in the 2025 period and $693 million of favorable prior-period medical claims reserve development in the 2024 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 90 basis points in the 2025 quarter and decreased the consolidated benefit ratio by approximately 10 basis points in the 2024 quarter. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 100 basis points in the 2025 period and decreased the consolidated benefit ratio by approximately 80 basis points in the 2024 period.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.

Consolidated operating costs increased $0.7 billion, or 22.3%, from $3.3 billion in the 2024 quarter to $4.1 billion in the 2025 quarter and increased $1.5 billion, or 15.6%, from $9.5 billion in the 2024 period to $11.0 billion in the 2025 period. The consolidated operating cost ratio increased 110 basis points from 11.5% for the 2024 quarter to 12.6% for the 2025 quarter and increased 50 basis points from 10.9% for the 2024 period to 11.4% for the 2025 period primarily due to business mix changes, including within the CenterWell segment that runs a significantly higher operating cost ratio than the Insurance segment, combined with the operating leverage impact of the loss of individual Medicare Advantage membership, as well as the impact of charges associated with the value creation initiatives, primarily related to severance in connection with workforce optimization and external consulting spend. The value creation initiative charges were recorded at the corporate level and not allocated to the segments. These factors were partially offset by administrative cost efficiencies resulting from the value creation initiatives and operating leverage associated with increased revenues from the impact of the IRA as previously described.
Depreciation and Amortization
Depreciation and amortization decreased $37 million, or 17.6%, from $210 million in the 2024 quarter to $173 million in the 2025 quarter and decreased $97 million, or 15.4%, from $631 million in the 2024 period to $534 million in the 2025 period primarily due to decreased capital spending.

Interest Expense
Interest expense remained relatively unchanged from the 2024 quarter and period to the 2025 quarter and period.
Income Taxes
The effective income tax rate was (77.3)% and 20.1% for the three and nine months ended September 30, 2025, respectively, and 24.4% and 24.9% for the three and nine months ended September 30, 2024, respectively. The 2025 quarter and period effective income tax rate reflect the impact of a tax loss on sale of business, which exceeded the book loss. The related tax benefit is realizable via capital loss carryback.

Insurance Segment

	September 30,		Change
	2025	2024	Members	%
Membership:
Individual Medicare Advantage	5,237,300	5,659,200	(421,900)	(7.5)%
Group Medicare Advantage	569,800	546,700	23,100	4.2%
Medicare stand-alone PDP	2,446,200	2,315,700	130,500	5.6%
Total Medicare	8,253,300	8,521,600	(268,300)	(3.1)%
Medicare Supplement	474,700	357,300	117,400	32.9%
State-based contracts and other	1,658,800	1,446,100	212,700	14.7%
Military services	4,605,400	5,984,800	(1,379,400)	(23.0)%
Commercial fully-insured	—	25,900	(25,900)	(100.0)%
Commercial ASO	—	22,400	(22,400)	(100.0)%
Total Medical Membership	14,992,200	16,358,100	(1,365,900)	(8.3)%
Total Specialty Membership	4,710,800	4,566,800	144,000	3.2%
Members may not be unique to each product since members have the ability to enroll in more than one product.

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2025 vs 2024		Nine months ended September 30, 2025 vs 2024
	2025	2024	2025	2024	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$22,456	$21,856	$67,901	$66,519	$600	2.7%	$1,382	2.1%
Group Medicare Advantage	2,240	1,913	6,822	5,840	327	17.1%	982	16.8%
Medicare stand-alone PDP	1,755	721	4,924	2,409	1,034	143.4%	2,515	104.4%
Total Medicare	26,451	24,490	79,647	74,768	1,961	8.0%	4,879	6.5%
Specialty benefits	248	238	738	717	10	4.2%	21	2.9%
Medicare Supplement	283	217	799	620	66	30.4%	179	28.9%
State-based contracts and other	3,729	2,921	10,757	7,756	808	27.7%	3,001	38.7%
Commercial fully-insured	—	85	—	493	(85)	(100.0)%	(493)	(100.0)%
Premiums revenue	30,711	27,951	91,941	84,354	2,760	9.9%	7,587	9.0%
Services:
Military services and other	267	214	725	671	53	24.8%	54	8.0%
Commercial ASO	—	12	—	44	(12)	(100.0)%	(44)	(100.0)%
Services revenue	267	226	725	715	41	18.1%	10	1.4%
Total external revenues	$30,978	$28,177	$92,666	$85,069	$2,801	9.9%	$7,597	8.9%
Income from operations	$251	$274	$2,591	$1,935	$(23)	(8.4)%	$656	33.9%
Benefit ratio	91.1%	90.6%	89.5%	89.8%		0.5%		(0.3)%
Operating cost ratio	9.1%	9.2%	8.5%	8.6%		(0.1)%		(0.1)%

Income from operations
Insurance segment income from operations decreased $23 million, or 8.4%, from $274 million in the 2024 quarter to $251 million in the 2025 quarter and increased $0.7 billion, or 33.9%, from $1.9 billion in the 2024 period to $2.6 billion in the 2025 period primarily due to the same factors impacting the Insurance segment's benefit and operating cost ratios as more fully described below.
Enrollment
Individual Medicare Advantage membership decreased 421,900 members, or 7.5%, from September 30, 2024 to September 30, 2025, inclusive of the decision to exit certain unprofitable plans and counties. Individual Medicare Advantage membership includes 765,800 D-SNP members as of September 30, 2025, a net decrease of 173,800 D-SNP members, or 18.5%, from 939,600 D-SNP members as of September 30, 2024.
Group Medicare Advantage membership increased 23,100 members, or 4.2%, from September 30, 2024 to September 30, 2025, consistent with expectations as we maintain pricing discipline in a competitive market.
Medicare stand-alone PDP membership increased 130,500 members, or 5.6%, from September 30, 2024 to September 30, 2025, reflecting shifting competitive dynamics.
State-based contracts and other membership increased 212,700 members, or 14.7%, from September 30, 2024 to September 30, 2025, reflecting allocation of additional membership in Kentucky and Ohio, as well as additional membership related to the Virginia contract implemented in the 2025 quarter.

Specialty membership remained largely unchanged from September 30, 2024 to September 30, 2025.

Premiums Revenue
Insurance segment premiums revenue increased $2.8 billion, or 9.9%, from $28.0 billion in the 2024 quarter to $30.7 billion in the 2025 quarter and increased $7.6 billion, or 9.0%, from $84.4 billion in the 2024 period to $91.9 billion in the 2025 period primarily due to higher per member Medicare premiums, largely driven by an increased direct subsidy due to the IRA, and higher per member state-based contracts premiums, as well as membership growth in the state-based contracts and stand-alone PDP businesses. These factors were partially offset by the membership decline within the individual Medicare Advantage business, inclusive of the decision to exit certain unprofitable plans and counties.
Services Revenue
Insurance segment services revenue increased $41 million, or 18.1%, from $226 million in the 2024 quarter to $267 million in the 2025 quarter and increased $10 million, or 1.4%, from $715 million in the 2024 period to $725 million in the 2025 period.
Benefits Expense
The Insurance segment benefit ratio increased 50 basis points from 90.6% for the 2024 quarter to 91.1% for the 2025 quarter primarily reflecting a shift in line of business mix resulting growth in the state-based contracts and stand-alone PDP businesses that carry a higher benefit ratio, combined with a reduction in individual Medicare Advantage membership, as well as incremental investments to improve member and patient outcomes and support operational excellence. These factors were partially offset by individual Medicare Advantage pricing inclusive of plan exits and benefit design changes that more than offset claims trend and the funding environment, as well as higher favorable prior-period medical claims development in the 2025 quarter. Further, the quarter comparison was negatively impacted in the 2025 quarter as a result of the change in Medicare Part D seasonality due to the IRA. The Insurance segment benefit ratio decreased 30 basis points from 89.8% for the 2024 period to 89.5% for the 2025 period resulting from the net favorable impact of the factors impacting the quarterly comparison. The period comparison was further affected by the favorable workday impact in the 2025 period combined with the favorability associated with the change in Medicare Part D seasonality due to the IRA.

Operating Costs
The Insurance segment operating cost ratio decreased 10 basis points from 9.2% for the 2024 quarter to 9.1% for the 2025 quarter and decreased 10 basis points from 8.6% for the 2024 period to 8.5% for the 2025 period primarily due to administrative cost efficiencies resulting from the value creation initiatives and operating leverage associated with increased revenues from the impact of the IRA as previously described. These factors were partially offset by the operating leverage impact of the loss of individual Medicare Advantage membership.
CenterWell Segment

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2025 vs 2024		Nine months ended September 30, 2025 vs 2024
	2025	2024	2025	2024	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$354	$326	$1,049	$996	$28	8.6%	$53	5.3%
Pharmacy solutions	352	232	951	672	120	51.7%	279	41.5%
Primary care	627	319	1,609	882	308	96.6%	727	82.4%
Total external revenues	1,333	877	3,609	2,550	456	52.0%	1,059	41.5%
Intersegment revenues:
Home solutions	531	525	1,591	1,509	6	1.1%	82	5.4%
Pharmacy solutions	3,078	2,701	8,458	7,963	377	14.0%	495	6.2%
Primary care	937	938	2,853	2,784	(1)	(0.1)%	69	2.5%
Intersegment revenues	4,546	4,164	12,902	12,256	382	9.2%	646	5.3%
Total revenues	$5,879	$5,041	$16,511	$14,806	$838	16.6%	$1,705	11.5%
Income from operations	$305	$382	$1,041	$1,002	$(77)	(20.2)%	$39	3.9%
Operating cost ratio	93.9%	91.3%	92.7%	92.1%		2.6%		0.6%

Income from operations
CenterWell income from operations decreased $77 million, or 20.2%, from $382 million in the 2024 quarter to $305 million in the 2025 quarter and increased $39 million, or 3.9%, from $1,002 million in the 2024 period to $1,041 million in the 2025 period primarily due to the same factors impacting the CenterWell segment's revenue and operating cost ratio as more fully described below.
Services Revenue
CenterWell external services revenue increased $0.5 billion, or 52.0%, from $0.9 billion in the 2024 quarter to $1.3 billion in the 2025 quarter and increased $1.1 billion, or 41.5%, from $2.6 billion in the 2024 period to $3.6 billion in the 2025 period primarily due to higher revenues associated with growth in the primary care and pharmacy solutions businesses, partially offset by the impact of the v28 risk model revision impacting the Primary Care business.
Intersegment Revenue
CenterWell intersegment revenues increased $0.4 billion, or 9.2%, from $4.2 billion in the 2024 quarter to $4.5 billion in the 2025 quarter and increased $0.6 billion, or 5.3%, from $12.3 billion in the 2024 period to $12.9 billion in the 2025 period primarily due to higher revenues associated with growth in the pharmacy solutions business.

Operating Costs
The CenterWell segment operating cost ratio increased 260 basis points from 91.3% for the 2024 quarter to 93.9% for the 2025 quarter and increased 60 basis points from 92.1% for the 2024 period to 92.7% for the 2025 period primarily resulting from the continued phase-in of the v28 risk model revision within the primary care business, as well as the uptick of volume within CenterWell Specialty Pharmacy, which carries a higher operating cost ratio than the traditional pharmacy business. These factors were partially offset by more favorable operating trends in the primary care business as a result of maturation of the v28 mitigation activities, as well as administrative cost efficiencies resulting from the value creation initiatives.

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
Cash and cash equivalents increased to approximately $5.4 billion at September 30, 2025 from $2.2 billion at December 31, 2024. The change in cash and cash equivalents for the nine months ended September 30, 2025 and 2024 is summarized as follows:

	Nine Months Ended
	2025	2024
	(in millions)
Net cash provided by operating activities	$2,573	$3,494
Net cash provided by (used in) investing activities	1,641	(2,889)
Net cash used in financing activities	(1,047)	(183)
Increase in cash and cash equivalents	$3,167	$422
Cash Flow from Operating Activities
Cash flows provided by operations of $2.6 billion in the 2025 period decreased $0.9 billion from cash flows provided by operations of $3.5 billion in the 2024 period. The decrease in our operating cash flows primarily reflected the unfavorable impact of working capital items, partially offset by higher earnings in the 2025 period.
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

The detail of total net receivables at September 30, 2025 and December 31, 2024 and reconciliation to cash flow for the nine months ended September 30, 2025 and 2024 was as follows:

	September 30, 2025	December 31, 2024	2025 Period Change	2024 Period Change
	(in millions)
Medicare	$1,689	$1,745	$(56)	$(137)
State-based contracts	669	614	55	202
Military services	135	180	(45)	47
Other	315	263	52	2
Allowances	(124)	(98)	(26)	(5)
Total net receivables	$2,684	$2,704	$(20)	$109
Reconciliation to cash flow statement:
Receivables disposed			4	—
Change in receivables per cash flow statement			$(16)	$109

The change in Medicare receivables for the 2025 period reflects lower individual Medicare Advantage membership partially offset by higher per member Medicare premiums, driven largely by an increased direct subsidy due to the IRA. The change in Medicare receivables for the 2024 period reflects individual Medicare Advantage membership growth. In addition, both periods further reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
Acquisition and divestiture related activities did not have a material impact on our cash flows during the 2025 period and 2024 period.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $344 million in the 2025 period and $421 million in the 2024 period.
Net proceeds of investment securities were $1.9 billion in the 2025 period and net purchases of investment securities were $2.4 billion in the 2024 period.
Cash Flow from Financing Activities
Claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $1.2 billion and $0.6 billion in the 2025 and 2024 periods, respectively.
Under our administrative services only TRICARE contracts, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $8 million and $75 million in the 2025 and 2024 periods, respectively.
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

In May 2025, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027 and a portion of our $600 million aggregate principal amount of 3.950% senior notes maturing in March 2027 during the period beginning on May 1, 2025 and ending on August 29, 2025. For the period ended September 30, 2025, we repurchased $200 million principal amount of these senior notes for approximately $194 million cash.
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
In 2024, we entered into a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral. In 2024, we also entered into an uncommitted receivables purchase facility under which certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. In the 2025 period net proceeds from the securities lending program were $141 million and net repayments from the uncommitted receivables purchase facility were $123 million. In the 2024 period, net proceeds from the securities lending program were $361 million.
Net repayments from the issuance of commercial paper were $5 million and $895 million in the 2025 period and 2024 period, respectively. The maximum principal amount outstanding at any one time during the 2025 period was $1.2 billion.
We repurchased common shares for $109 million and $768 million in the 2025 period and 2024 period, respectively, under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans.
We paid dividends to stockholders of $321 million and $323 million during the 2025 period and 2024 period, respectively.

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
Acquisitions and Divestitures
For additional information regarding acquisitions and divestitures, refer to Note 3 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2025 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.9 billion at September 30, 2025 compared to $562 million at December 31, 2024. This increase primarily reflects working capital changes, net proceeds from the issuance of senior notes, and proceeds from sale of business, partially offset by repayments of senior notes, capital contributions to certain subsidiaries, cash dividends to shareholders, capital expenditures, and common stock repurchases. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2025, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $15.2 billion, which exceeded aggregate minimum regulatory requirements of $10.9 billion. The amount of ordinary dividends paid to our parent company was approximately $0.3 billion during the nine months ended September 30, 2025 compared to $0.5 billion during the nine months ended September 30, 2024. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at September 30, 2025. Our net unrealized position decreased $0.5 billion from a net unrealized loss position of $1.4 billion at December 31, 2024 to a net unrealized loss position of $0.9 billion at September 30, 2025. At September 30, 2025, we had gross unrealized losses of $0.9 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during the nine months ended September 30, 2025. While we believe that these impairments will be recovered and we currently do not have intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.4 years as of September 30, 2025 and 3.8 years as of December 31, 2024. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $764 million at September 30, 2025.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2025.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 2025	—	$—	—	$2,826,757,902
August 2025	—	—	—	2,826,757,902
September 2025	—	—	—	2,826,757,902
Total	—	$—	—
(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.8 billion as of November 4, 2025.
(2)Excludes 0.04 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2025 and December 31, 2024; (ii) the Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 5, 2025	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)