Form 10-K
period 2025-12-31
HUMANA INC
filed 2026-02-19
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-5975
HUMANA INC.
(Exact name of registrant as specified in its charter)

Delaware	61-0647538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 East Main Street, Louisville, Kentucky 40202
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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2025 was $29,182,689,695 calculated using the average price on June 30, 2025 of $242.82 per share.
The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2026 was 120,595,967.
DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III incorporate herein by reference portions of the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A with respect to the Annual Meeting of Stockholders scheduled to be held on April 16, 2026. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HUMANA INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

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
As of December 31, 2025, we had approximately 15 million members in our medical benefit plans, as well as approximately 4.7 million members in our specialty products. During 2025, 83% of our total premiums and services revenue were derived from contracts with the federal government, including 14% derived from our individual Medicare Advantage contracts in Florida with the Centers for Medicare and Medicaid Services, or CMS, under which we provided health insurance coverage to approximately 1.0 million members as of December 31, 2025.
Humana Inc. was organized as a Delaware corporation in 1964. Our principal executive offices are located at 101 East Main Street, Louisville, Kentucky 40202, the telephone number at that address is (502) 580-1000, and our website address is www.humana.com. We have made available free of charge through the Investor Relations section of our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
This Annual Report on Form 10-K, or 2025 Form 10-K, contains both historical and forward-looking information. See Part I, Item 1A, "Risk Factors" of this Form 10-K for a description of a number of factors that may adversely affect our results or business.

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
The following table presents our premiums and services revenue for the Insurance segment by product for the year ended December 31, 2025:

	Insurance Segment Premiums and Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Premiums:
Individual Medicare Advantage	$90,403	70.3%
Group Medicare Advantage	9,014	7.0%
Medicare stand-alone PDP	6,844	5.3%
Total Medicare	106,261	82.6%
Specialty benefits	989	0.8%
Medicare Supplement	1,098	0.9%
State-based contracts and other	14,477	11.2%
Total premiums revenue	122,825	95.5%
Services:
Military services and other	1,017	0.8%
Services revenue	1,017	0.8%
Total Insurance segment premiums and services revenue	$123,842	96.3%

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
Most of our Medicare PFFS plans are network-based products with in and out of network benefits due to a requirement that Medicare Advantage organizations to establish adequate provider networks, except in geographic areas that CMS determines have fewer than two network-based Medicare Advantage plans. In these areas, we offer Medicare PFFS plans that have no preferred network. Individuals in these plans pay us a monthly premium to receive typical Medicare Advantage benefits along with the freedom to choose any health care provider that accepts individuals at rates equivalent to Medicare FFS payment rates.
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
At December 31, 2025, we provided health insurance coverage under CMS contracts to approximately 5.2 million individual Medicare Advantage members, including approximately 1.0 million members in Florida. These

Florida contracts accounted for premiums revenue of approximately $17.8 billion, which represented approximately 20% of our individual Medicare Advantage premiums revenue, or 14% of our consolidated premiums and services revenue for the year ended December 31, 2025.
Our individual Medicare Advantage products covered under Medicare Advantage contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare Advantage products have been renewed for 2026, and all of our product offerings filed with CMS and going to market for 2026 have been approved.
Individual Medicare Stand-Alone Prescription Drug Products
We offer stand-alone prescription drug plans, or PDPs, under Medicare Part D, including a PDP offering co-branded with Walmart Inc., or the Humana-Walmart plan. Generally, Medicare-eligible individuals enroll in one of our plan choices between October 15 and December 7 for coverage that begins on the following January 1. Our stand-alone PDP offerings consist of plans offering basic coverage with benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles, and co-insurance. Our revenues from CMS and the beneficiary are determined from our PDP bids submitted annually to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions as more fully described in Note 2 to the audited Consolidated Financial Statements included in Item 8. – Financial Statements and Supplementary Data, titled “Receivables and Revenue Recognition.” Our stand-alone PDP contracts with CMS are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare stand-alone PDP products have been renewed for 2026, and all of our product offerings filed with CMS and going to market for 2026 have been approved.
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
We have contracts in multiple states to serve Medicaid-eligible members, including Florida, Kentucky, Illinois, Indiana, Louisiana, Ohio, Oklahoma, South Carolina, Virginia and Wisconsin.
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
The following table presents our services revenue for the CenterWell segment by line of business for the year ended December 31, 2025:

	CenterWell Segment Services Revenue	Percent of Consolidated Premiums and Services Revenue
	(dollars in millions)
Intersegment revenues:
Home solutions	$2,127	n/a
Pharmacy solutions	11,741	n/a
Primary care	3,789	n/a
Total intersegment revenues	$17,657	n/a
External services revenue:
Home solutions	$1,401	1.1%
Pharmacy solutions	1,218	0.9%
Primary care	2,197	1.7%
Total external services revenue	$4,816	3.7%
n/a – not applicable
Pharmacy Solutions
Our pharmacy solutions business includes the operations of CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and other retail pharmacies located within CenterWell Primary Care clinics for brand, generic, specialty drugs, over the counter medications and supplies, as well as hospice pharmacy drugs.
Primary Care
We operate full-service, value-based senior focused primary care centers in a number of states, including Arizona, Georgia, Florida, Indiana, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nevada, North Carolina, South Carolina, Tennessee, Texas, and Virginia staffed by primary care providers and medical specialists with a primary focus on the senior population under our primary care business. Our primary care business operates these clinics primarily under the Conviva Senior Primary Care and CenterWell Senior Primary Care brands. Our primary care subsidiaries operate our medical center business through both employed physicians and care providers, and through third-party management service organizations with whom we contract to arrange for and manage certain clinical services. Our primary care business currently operates 350 primary care clinics and employs approximately 1,300 primary care providers. Primary care serves approximately 491,100 patients, primarily under risk sharing arrangements with Humana Medicare Advantage health plans, third-party Medicare Advantage health plans and CMS administered risk sharing arrangements for Original Medicare.
 Our primary care business also operates a management services organization, or MSO, through Conviva and CenterWell that coordinates medical care for Medicare Advantage beneficiaries across multiple states. This MSO provides resources in care coordination, financial risk management, clinical integration and patient engagement that help physicians improve the patient experience as well as care outcomes. Primary care’s MSO collaborates with physicians, medical groups and integrated delivery systems to successfully transition to value-based care by engaging, partnering and offering practical services and solutions.

Our primary care business previously entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model through the development of clinics. As of December 31, 2025, there were 146 primary care clinics operating under the partnership. For additional information, refer to Note 4 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Home Solutions
CenterWell Home Health
We operate CenterWell Home Health, one of the nation's largest home health providers, through which we are actively involved in the care management of our customers with the greatest needs via in-home care. CenterWell Home Health has locations in 37 states, providing extensive geographic coverage with approximately 68% overlap with our individual Medicare Advantage membership. Our home solutions geographic scale and clinical breadth provides the opportunity to offer care beyond our health plan members. Through the integration of these home health operations, we are focused on accelerating clinical innovation and the development and roll out of a value-based operating model at scale, more closely aligning incentives to focus on improving patient outcomes and reducing the total cost of care. This is critical to deploying a value-based, advanced home health model at scale that makes it easier for patients and providers to benefit from our full continuum of home-based capabilities, leveraging the best channel to deliver the right care needed at the right time.
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
Hospice
We completed the sale of a 60% interest in Gentiva Hospice on August 11, 2022 and we account for our remaining minority ownership in Gentiva Hospice using the equity method of accounting. At December 31, 2025 and 2024, we owned approximately 35%. For additional information on our ownership interest of Gentiva Hospice, refer to Note 4 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Insurance Medical Membership
The following table summarizes total insurance medical membership (in thousands) at December 31, 2025, by market and product:

	Insurance Medical Membership
	Individual Medicare Advantage	Group Medicare Advantage	Medicare stand- alone PDP	Medicare Supplement	State- based contracts and other	Military services	Total	Percent of Total
Florida	1,006.2	11.1	112.8	24.0	569.9	—	1,724.0	11.5%
Texas	437.9	4.8	148.2	63.2	—	—	654.1	4.4%
Kentucky	131.3	74.3	184.9	19.3	205.4	—	615.2	4.1%
North Carolina	253.0	179.4	87.3	7.6	—	—	527.3	3.5%
Ohio	192.0	17.4	80.1	28.3	179.4	—	497.2	3.3%
Louisiana	194.1	7.8	49.4	3.8	139.3	—	394.4	2.6%
Illinois	224.9	41.6	98.0	11.7	12.8	—	389.0	2.6%
Virginia	158.7	2.7	104.2	9.9	105.2	—	380.7	2.5%
Georgia	272.8	2.8	77.6	22.0	—	—	375.2	2.5%
Tennessee	191.8	12.8	90.1	10.9	62.9	—	368.5	2.5%
Oklahoma	74.1	3.3	52.3	11.1	185.5	—	326.3	2.2%
Michigan	176.6	29.8	77.2	11.8	—	—	295.4	2.0%
California	133.8	4.1	110.0	45.8	—	—	293.7	2.0%
Indiana	158.0	18.8	64.8	13.1	32.5	—	287.2	1.9%
South Carolina	170.9	0.4	29.6	12.5	37.1	—	250.5	1.7%
Wisconsin	82.7	8.1	67.1	5.7	55.3	—	218.9	1.5%
Washington	103.0	15.2	71.0	8.5	5.5	—	203.2	1.4%
Pennsylvania	80.4	10.0	65.9	17.6	19.7	—	193.6	1.3%
Alabama	97.4	29.0	50.6	7.7	—	—	184.7	1.2%
Arizona	121.5	0.9	51.9	7.9	—	—	182.2	1.1%
TRICARE	—	—	—	—	—	4,605.4	4,605.4	30.7%
Others	988.2	94.1	789.6	156.0	5.1	—	2,033.0	13.5%
Totals	5,249.3	568.4	2,462.6	498.4	1,615.6	4,605.4	14,999.7	100.0%
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
At December 31, 2025, approximately 2,260,900 members, or 15.1%, of our medical membership, were covered under shared risk value-based arrangements, which provide all member benefits, including 1,947,900 individual Medicare Advantage members, or 37.1%, of our total individual Medicare Advantage membership.
Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. We typically process all claims and measure the financial performance of our capitated providers and require guarantees in certain instances. However, we delegated claim processing functions under capitation arrangements covering approximately 299,900 members, including 299,100 individual Medicare Advantage members, or 15.4%, of the 1,947,900 individual Medicare Advantage members covered under shared risk value-based contracts at December 31, 2025, with the provider assuming substantially all the risk of coordinating the members’ health care benefits. Capitation expense under delegated arrangements for which we have a limited view of the underlying claims experience was approximately $3.7 billion, or 3.3%, of total benefits expense, for the year ended December 31, 2025. We remain financially responsible for health care services to our members in the event our providers fail to provide such services.
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
NCQA reviews our compliance based on standards for quality improvement, population health management, credentialing, utilization management, network management, and member experience. We have achieved and maintained NCQA health plan accreditation in many of our Medicare and Medicaid markets. Humana’s subsidiary, CenterWell Pharmacy, Inc., holds accreditations from URAC.
Sales and Marketing
We use various methods to market our products, including television, radio, the Internet, telemarketing, wholesale distributors (general agencies) and direct mailings.
At December 31, 2025, we employed approximately 1,000 sales representatives, as well as approximately 2,200 telemarketing representatives who assisted in the marketing of Medicare products, including Medicare Advantage and PDP, and specialty products in our Insurance segment, including making appointments for sales representatives with prospective members. We have a marketing arrangement with Walmart Inc., or Walmart, for our individual Medicare stand-alone PDP offering. We also sell group Medicare Advantage products through large employers. In addition, we market our Medicare and individual specialty products through licensed independent brokers and agents. For our Medicare products, commissions paid to employed sales representatives and independent brokers and agents are based on a per unit commission structure, regulated in structure and amount by CMS. For our individual specialty products, we generally pay brokers a commission based on premiums, with commissions varying by market and premium volume. In addition to a commission based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents based on other metrics. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.
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
Human Capital Management
Our associates are essential to our success in delivering on our core strategy, and creating positive healthcare experiences for our members. We are committed to recruiting, developing, and retaining strong and diverse teams. As of December 31, 2025, we had approximately 67,060 associates.
Our Culture, Engagement and Approach to Work
We believe that our members’ experience is linked to our associates’ experience and that engaged, productive associates are the key to building a healthy company and caring environment where our associates go above and beyond for our members, driving innovation, and offering fulfilling experiences that incentivizes them to stay with us over the long-term. We provide opportunities for our associates to add to their personal well-being experiences that go beyond health to enhance their individual need for purpose, belonging and security. With an average tenure of 7 years at our Company, our associates’ loyalty reflects our culture and commitment to growth. We believe that voluntary turnover rate (VTR) is an important indicator of workforce satisfaction as we strive for our associates to choose us over other opportunities. During 2025, our VTR was 13.8%, representing a decrease from 14.4% in 2024.
We regularly measure our success and seek opportunities to advance engagement through an Annual Engagement Survey, or AES, and continuous listening campaigns. Continuous listening involves our proactive solicitation, analysis and response to associate feedback throughout the year by using pulse surveys. By regularly surveying samples of our workforce, we are able to continuously assess our effectiveness and act when needed, which in turn helps to strengthen our culture and support associate engagement. We aim to conduct our confidential, third-party administered AES on an annual basis and encourage all of our associates to participate. The AES is an in-depth survey covering a variety of dimensions that align to the Company’s strategy and associate engagement. We aggregate survey results, provide them to our entire associate population and encourage leaders to use the information to create open, honest action plans with their teams to build upon our collective engagement.
Pay and Benefits Philosophy, Compensation and Financial Security
We believe a fair and transparent workplace is essential for associate trust and engagement. To that end, our Company advances pay transparency and equity to ensure compensation decisions are unbiased, competitive and aligned with our commitment to support every associate’s success. Each year, we conduct a comprehensive pay equity/gap analysis to identify and address potential pay disparities between associates performing similar work in similar capacities. Our pay and benefits structure is designed to attract, motivate, incentivize, retain, and reward our associates, at all levels of the organization, for their skill development, demonstration of our values and performance fostering an engaged and talented team. Our Total Rewards program complements these efforts by providing competitive compensation, robust benefits and resources that support health, financial security and work-life balance. While our programs vary by location, associate type and business, they generally include:

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
•Health savings account (HSA) and flexible savings account (FSA) contributions
•Life insurance	•Charitable gift matching program
Health
•Medical, dental and vision benefits	•On-site health and fitness centers
•Supplemental health benefits	•On-site health screenings and vaccinations
•Long-term care insurance	•Weekly paid well-being time
•Whole-person well-being and rewards programs and platform	•On-demand fitness classes, nutritional education through teaching kitchens, and digital coaching apps
•Incentives for engaging in well-being programs
Life
•Paid time off, paid holidays, paid volunteer time off and jury duty pay	•Mental health support, including our robust Employee Assistance Program and Work-Life Services
•Adoption assistance
•Paid parental leave program (6 weeks)	•Employee discount programs and services
•Paid caregiver time off program (2 weeks)	•Helping hands program
•Nursing moms program with on-site lactation rooms	•Transit services
Learning and Development
•Internal and external learning events	•Access to degree and certification programs with tuition assistance
Talent Development and Growth Opportunities
We are committed to promoting continuous learning and growth by offering associates a variety of resources to enhance their skills and advance their careers. Our professional development initiatives ensure associates have access to tools, mentorship and opportunities that enable them to succeed in their current roles and prepare for future growth opportunities, strengthening our organization and driving innovation. We also offer our associates education and certification program assistance through partner organizations, and reduce or eliminate cost barriers to support achievement of their educational and career goals.
Additional information related to our human capital management can be found by referencing our Definitive Proxy Statement of the Annual Meeting of Stockholders scheduled to be held on April 16, 2026 appearing under the caption "Human Capital Management."

Information About Our Executive Officers
Set forth below are names and ages of all of our current executive officers as of February 1, 2026, their positions, and the date first elected as an executive officer:

Name	Age	Position	First Elected Officer
James A. Rechtin	55	President and Chief Executive Officer, Director	01/24	(1)

David E. Dintenfass	55	President, Enterprise Growth	02/24	(2)

John-Paul W. Felter	42	Senior Vice President, Chief Accounting Officer and Controller	08/22	(3)

Aaron C. Martin	56	President, Medicare Advantage	01/26	(4)

Japan A. Mehta	45	Chief Information Officer	02/25	(5)

Celeste M. Mellet	49	Chief Financial Officer	01/25	(6)

Michelle A. O'Hara	50	Chief Human Resources Officer	01/25	(7)

George Renaudin II	57	President, Insurance	02/23	(8)

Sanjay K. Shetty, M.D.	52	President, CenterWell	04/23	(9)

Joseph C. Ventura	49	Chief Legal Officer	02/19	(10)

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
(2)Mr. Dintenfass currently serves as President, Enterprise Growth, having joined the Company in February 2024. Prior to joining the Company, Mr. Dintenfass had a series of leadership roles at Fidelity Investments from 2015 to 2024 where he most recently served as Executive Vice President, Head of Product and Emerging Segments, leading a P&L portfolio across retail and workplace investing. Mr. Dintenfass also served as Fidelity’s Chief Marketing Officer and Head of Customer Experience Design. Before Fidelity, Mr. Dintenfass spent over five years at Bank of America in a variety of strategy and marketing roles across Consumer and Small Business banking and Merrill Lynch Wealth Management. Earlier in his career, Mr. Dintenfass spent 13 years at Procter & Gamble in global P&L and brand management roles of increasing responsibility. Mr. Dintenfass began his career as a consultant at McKinsey & Company.
(3)Mr. Felter currently serves as Senior Vice President, Chief Accounting Officer and Controller, having been elected to this position in August 2022. Before joining the Company, Mr. Felter served as Senior Director - Investment Finance for OneAmerica Financial Partners, Inc. in 2022. Prior to OneAmerica, Mr. Felter spent nearly 11 years in multiple roles of increasing responsibility at Ernst & Young LLP where he oversaw large audit engagements for public and private entities with a concentration in the health insurance sector.
(4)Mr. Martin currently serves as President, Medicare Advantage, having been elected to this position in January 2026. Prior to joining the Company, Mr. Martin served as Vice President, Healthcare for Amazon.com, Inc. for four years from 2022 through 2025. Previously, Mr. Martin was employed at Providence St. Joseph Health, where held roles of increasing responsibility from 2014 through 2022, and most recently served as EVP, Chief Digital Officer and Managing General Partner for Providence Ventures.

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
(8)Mr. Renaudin currently serves as President, Insurance, having been elected to this position in October 2024 from his prior role as President, Medicare & Medicaid. Mr. Renaudin joined the Company in April 2004 and since then has held various leadership roles of increasing responsibility, including previously holding the position of President, Medicare.
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
We are in a highly competitive industry. Some of our competitors are more established in the health care industry in terms of a larger market share and have greater financial resources than we do in some markets. In addition, other companies may enter our markets in the future, including emerging competitors in the Medicare or Medicaid programs or in the delivery of health care services. We believe that barriers to entry in our markets are not substantial, so the addition of new competitors can occur relatively easily, and customers enjoy significant flexibility in moving between competitors through the Medicare Annual Enrollment Period. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, we expect that price will continue to be a significant basis of competition. In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative and regulatory reform, and marketing practices create pressure to contain premium price increases, despite being faced with increasing medical and administrative costs.
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
Our future performance depends in large part upon our ability to execute our strategy, including opportunities created by the expansion of our Medicare programs, our strategy with respect to state-based contracts, including those covering members dually eligible for the Medicare and Medicaid programs, the growth of our pharmacy solutions, primary care, and home solutions businesses, and the successful implementation of our integrated care delivery model.
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
The number of our Medicare Advantage plans rated 4-star or higher significantly declined in 2025. We have filed a lawsuit seeking to set aside and vacate the 2025 Star Ratings of our Medicare Advantage plans, but there is no assurance that we will prevail in this lawsuit. If we are not successful, the decline in our Star Ratings will negatively impact our 2026 quality bonus payments from CMS and may also significantly adversely affect our revenues, operating results, and cash flows. In addition, there can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years.
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
Based on 2025 Medicare Advantage Star Ratings released by CMS in October 2024, we have experienced a significant decline in the number of our Medicare Advantage members enrolled in plans rated 4-star or higher for 2025. We have filed a lawsuit that, among other things, seeks to set aside and vacate the 2025 Star Ratings for our Medicare Advantage plans, but there is no assurance that we will prevail in the lawsuit. If we are not successful, the decline in our Star Ratings performance for 2025 will negatively impact our 2026 quality bonus payments from CMS and may also significantly adversely affect our revenues, operating results, and cash flows. Please see “Legal Proceedings and Certain Regulatory Matters” in Note 17 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for a description of the lawsuit.
If we fail to properly maintain the integrity of our data, to strategically maintain existing or implement new information systems (including systems powered by or incorporating AI/ML), or to protect our proprietary rights to our systems, our business may be materially adversely affected.
Our business depends significantly on effective information systems and the integrity and timeliness of the data we use to run our business. Our business strategy involves providing members and providers with easy to use products that leverage our information to meet their needs. Our ability to adequately price our products and services, provide effective and efficient service to our customers, develop new and innovative products and services (including enhanced technologies that improved connectivity across products and meet consumer expectations for engaging in their health care), automate and deploy new technologies to simplify administrative processes and clinical decision making, provide timely payments to care providers, drive administrative and operational efficiencies, and timely and accurately report our financial results depends significantly on the performance of, and integrity of the data, in our information systems. These systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop and integrate new systems, including systems powered by or incorporating artificial intelligence and machine learning (including generative AI) (AI/ML), to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences, and even with such resources there is no assurance that we will be able to do so. In addition, changes to laws, regulations and guidance regarding how we may use AI/ML could make it harder for us to conduct our business using AI/ML, require us to retrain our AI/ML, delete data produced by our AI/ML, or prevent or limit our use of AI/ML. Our use of AI/ML technologies could also result in additional compliance costs, regulatory investigations, actions, fines or penalties, and consumer or other lawsuits.
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
In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third-party service providers to do the same, including protected personal information subject to privacy, security or data breach notification laws, as well as proprietary or confidential information relating to our business or a third-party with which we do business. We have been, and will likely continue to be, regular targets of attempted cybersecurity attacks and other security threats and may be, and have been, subject to breaches of our information technology systems, including breaches of the information technology systems of third-party service providers. For example, in February 2024, Change Healthcare experienced a significant cybersecurity incident that disrupted its ability to provide services, impacting payers, providers and pharmacies nationwide, including us. Although the impact of such attacks has not been material to our operations or results of operations, financial position, or cash flow through December 31, 2025, we can provide no assurance that we will be able to detect, prevent, or contain the effects of such cybersecurity attacks or other information security risks or threats, or that such an attack will not be material to our business, in the future. Further, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasing in sophistication, in part due to use of evolving AI/ML technologies (including generative AI), and because our businesses are changing as well, we may be unable to anticipate these techniques and threats, detect data security incidents or implement adequate preventive measures. A cybersecurity attack may penetrate our layered security controls and lead to the misappropriation of or compromise of protected personal information or proprietary or confidential information, create system disruptions, cause shutdowns, or deploy viruses, ransomware, and other malicious software programs that attack our systems or those of our third-party service providers. A cybersecurity attack that bypasses our information technology systems, or the security of our third-party service providers, could materially affect us due to the theft, destruction, loss, misappropriation or release of sensitive personal information, confidential information or proprietary information (including intellectual property), operational or business delays resulting from the disruption of our IT systems, extortion attempts, or negative publicity resulting in reputation or brand damage with our members, customers, providers, and other stakeholders.
The costs to detect, prevent, eliminate or address cybersecurity threats and vulnerabilities before or after an incident could be substantial. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential members. In addition, breaches of our security measures or the security measures of third-party service providers, and the unauthorized dissemination of protected personal information or proprietary or confidential information about us or our customers or other third parties, can expose our associates' or customers’ private information and result in the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in significant regulatory fines or penalties, litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.
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
A significant portion of our revenues relates to federal and state government health care coverage programs, including the Medicare, military services, and Medicaid programs. These programs accounted for approximately 93% of our total premiums and services revenue for the year ended December 31, 2025. These programs involve various risks, as described further below.
•At December 31, 2025, under our contracts with CMS we provided health insurance coverage to approximately 1.0 million individual Medicare Advantage members in Florida. These contracts accounted for approximately 14% of our total premiums and services revenue for the year ended December 31, 2025. The loss of these and other CMS contracts (which are generally renewed annually) or significant changes in the Medicare Advantage and Prescription Drug Plan programs as a result of legislative or regulatory action, including changes to the Part D prescription drug benefit design (such as the changes to plan sponsor liability across the different Part D coverage phases that began to apply in plan year 2025) or reductions in premium payments to us or increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.
•CMS uses a risk-adjustment model that adjusts premiums paid to Medicare Advantage, or MA, plans according to health status of covered members. The risk-adjustment model, which CMS implemented pursuant to the Balanced Budget Act of 1997 (BBA) and the Benefits Improvement and Protection Act of 2000 (BIPA), generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to MA plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to account for certain demographic characteristics and health status of our enrolled members. Under the risk-adjustment methodology, all MA plans must collect from providers and submit the necessary diagnosis code information to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data, collected from providers, to calculate the health status-related risk-adjusted premium payment to MA plans, which CMS further adjusts for coding pattern differences between the health plans and the government fee-for-service (FFS) program. We generally rely on providers, including certain providers in our network who are our employees, to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our health status-adjusted payment received from CMS under the actuarial risk-adjustment model. We also rely on these providers to document appropriately all medical data, including the diagnosis data submitted with claims. In addition, we conduct medical record reviews as part of our data and payment accuracy compliance efforts, to more accurately reflect diagnosis conditions under the risk adjustment model.
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
We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (“APA”). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. They also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2026 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. CMS confirmed its intent to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without the use of a FFS Adjuster, to CMS audits conducted for PY 2018 and subsequent years when it selected certain of Humana's MA contracts for PY 2018 RADV audits. Further, on May 21, 2025, CMS announced that it will conduct RADV audits for all eligible MA contracts for each payment year in all newly initiated audits and expedite the completion of RADV audits for PY 2018 through PY 2024 by early 2026. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, the expansion of CMS's auditing efforts to include all eligible MA contracts, the acceleration of RADV audits for PY 2018 through PY 2024, other changes CMS may make to the RADV audit methodology for these years, and combination of these expanded auditing efforts with the application of the Final RADV Rule, could each have a material adverse effect on our results of operations, financial position, or cash flows.
On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. On September 25, 2025, the Court granted our motion for summary judgment and vacated the Final RADV Rule, finding that the Final RADV Rule was procedurally invalid under the APA because it was not a “logical outgrowth” of the Proposed RADV Rule. On November 21, 2025, the government notified the court of its appeal of that decision, which is now pending at the United States Court of Appeals for the Fifth Circuit and captioned Humana v Kennedy. There can be no assurances as to the final disposition of this lawsuit. We remain committed to working alongside CMS to promote the integrity of the MA program as well as affordability and cost certainty for our members. It is critical that MA plans are paid accurately and that payment model principles, including the application of a FFS Adjuster, are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.

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
It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes, including restrictions on our ability to manage our provider network, market and sell our products, or otherwise operate our business, or restrictions on profitability, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, further restrictions on service arrangements and fee payments between intercompany or vertically-integrated assets, increases in regulation of our prescription drug benefit businesses, or changes to the Part D prescription drug benefit design (and uncertainty arising from the implementation of these changes) may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our

Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.
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
State Regulation of our Products and Services
Laws in each of the states in which we operate our HMOs, PPOs and other health insurance-related services regulate our operations including: capital adequacy and other licensing requirements, policy language describing benefits, mandated benefits and processes, entry, withdrawal or re-entry into a state or market, rate increases, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. The HMO, PPO, and other health insurance-related products we offer are sold under licenses issued by the applicable insurance regulators.
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
Our pharmacy solutions business is highly competitive and subjects us to regulations and distribution and supply chain risks in addition to those we face with our core health benefits businesses.
Our in-house dispensing pharmacy business competes with locally owned drugstores, retail drugstore chains, supermarkets, discount retailers, membership clubs, internet companies and other mail-order and long-term care pharmacies.
Our pharmacy solutions business also subjects us to extensive federal, state, and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy. Federal agencies further regulate our pharmacy operations, requiring registration with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service, or USPS, has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations. In addition, we are subject to CMS rules regarding the administration of our PDP plans and intercompany pricing between our PDP plans and our pharmacy business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
In the ordinary course of our business, we process, store and transmit large amounts of data, and rely on third-party service providers to do the same, including sensitive personal information as well as proprietary or confidential information relating to our business or a third-party with which we do business. The protection of information and business processes is a key component of our overall risk management program, and reflected in our Code of Ethics, security standards, and privacy policies. We employ a comprehensive set of controls and defensive measures designed to safeguard information and protect our customers’ data, including by deploying both proactive and defensive practices against the evolving cyber threat landscape. Examples of these processes include:
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
i.Maintaining a 24/7 Cybersecurity Operations Center to monitor, detect and respond to cyber events and incidents.
j.Maintaining a program of identity and access management.
We also enhance our information technology infrastructure and security protocols to assess, identify, protect against, and manage material risks from cybersecurity threats following a risk-based approach. In addition, we conduct cybersecurity risk assessments at least annually, test our preparedness through periodic audits, tabletop exercises, vulnerability scanning and penetration testing and periodically engage an independent auditor or other external assessors to aid in pro-active risk identification, prevention, detection, mitigation, and remediation. Our efforts to manage against cybersecurity threats are further guided by Federal and state laws, as well as contractual commitments with third parties, which regulate our collection, use and disclosure of confidential information such as protected health information and personally identifiable information.
Although we have been subject to breaches of our information technology systems, including breaches of the information technology systems of third-party service providers, the impact of such attacks has not been material to our business strategy, operations or results of operations, financial position, or cash flows through December 31, 2025. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect the Company. For additional information on the risks we face from cybersecurity threats, please refer to Part I, Item 1A, "Risk Factors" of this Form 10-K.
Governance
As part of its overall responsibility for oversight of our enterprise risk management, our Board of Directors reviews material risks to our Company, including risks from cybersecurity threats. The Board has designated our Audit Committee and Technology Committee with joint oversight over our information technology internal controls, cybersecurity, business continuity and disaster recovery programs, and emerging technology such as artificial and augmented intelligence.
Management is responsible for designing and implementing our governance framework and controls for managing our material risks from cybersecurity threats, under the oversight of our Board of Directors. Our Chief Information Security Officer is responsible for assessing and managing identified cybersecurity risks, evaluating and remediating cybersecurity incidents. Our Chief Information Security Officer reports to our Chief Information Officer, who is in turn responsible for the management of Humana’s data and information technology risks more generally. Our Chief Information Officer and Chief Information Security Officer are each senior executives with more than two decades of experience leading technology teams in large, regulated industries. Our Enterprise Leadership Team, and our Chief Information Security Officer, regularly report to the Audit Committee, Technology

Committee, and full Board of Directors regarding our cybersecurity program, including reporting cybersecurity incidents as appropriate.
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
ITEM 2. PROPERTIES
Our principal executive office is located in the Humana Building, 101 East Main Street, Louisville, Kentucky 40202. In addition to the headquarters in Louisville, Kentucky, we maintain other principal operating facilities used for customer service, enrollment, and/or claims processing and certain other corporate functions. Our key administrative functions are located in Louisville, Kentucky; Arlington, Virginia; and Green Bay, Wisconsin. We also have regional administrative support offices in Arizona, Florida, Georgia, Illinois, Massachusetts, New York, Tennessee and Texas.
We owned or leased numerous medical centers and administrative offices at December 31, 2025. The medical centers we operate are primarily located in Florida and Texas, including full-service, multi-specialty medical centers staffed by primary care providers and medical specialists. Of these medical centers, approximately 372 of these facilities are leased or subleased to our contracted providers to operate.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol HUM.
Holders of our Capital Stock
As of January 31, 2026, there were 1,424 holders of record of our common stock and 684,397 beneficial holders of our common stock.
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2024 and 2025, under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2024 payments
12/29/2023	1/26/2024	$0.8850	$108
3/29/2024	4/26/2024	$0.8850	$107
6/28/2024	7/26/2024	$0.8850	$106
9/30/2024	10/25/2024	$0.8850	$107
2025 payments
12/31/2024	1/31/2025	$0.8850	$107
3/28/2025	4/25/2025	$0.8850	$107
6/27/2025	7/25/2025	$0.8850	$106
9/26/2025	10/31/2025	$0.8850	$106

In October 2025, the Board declared a cash dividend of $0.8850 per share payable on January 30, 2026 to stockholders of record on December 26, 2025 for an aggregate amount of $107 million. In February 2026, the Board declared a cash dividend of $0.8850 per share payable on April 24, 2026 to stockholders of record on March 27, 2026. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Stock Total Return Performance
The following graph compares our total return to stockholders with the returns of the Standard & Poor’s Composite 500 Index (“S&P 500”) and the Dow Jones US Select Health Care Providers Index (“Peer Group”) for the five years ended December 31, 2025. The graph assumes an investment of $100 in each of our common stock, the S&P 500, and the Peer Group on December 31, 2020, and that dividends were reinvested when paid.

$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
HUM
S&P 500
Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
HUM	$100	$114	$126	$114	$64	$65
S&P 500	$100	$129	$105	$133	$166	$196
Peer Group	$100	$125	$116	$115	$107	$108
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the three months ended December 31, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 2025	—	$—	—	$2,826,757,902
November 2025	—	—	—	2,826,757,902
December 2025	—	—	—	2,826,757,902
Total	—	$—	—

(1)Excludes 0.2 million shares repurchased in connection with employee stock plans.
(2)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.7 billion as of February 18, 2026.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For discussion of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this 2025 Form 10-K, refer to "Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations" found in our Form 10-K for the year ended December 31, 2024, that was filed with the Securities and Exchange Commission on February 20, 2025.
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
Employer Group Commercial Medical Products Business Exit
During 2025, we finalized our exit from the Employer Group Commercial Medical Products business, which included all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. No other Humana health plan offerings were materially affected. Following a strategic review, we determined the Employer Group Commercial Medical Products business was no longer positioned to sustainably meet the needs of commercial members over the long term or support our long-term strategic plans.
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth in our businesses, we committed to drive additional value for the enterprise through cost saving and productivity initiatives. In addition, in response to sustained macroeconomic, regulatory and competitive pressures impacting the industry, we initiated a substantial multi-year transformation program designed to re-align our cost structure, operating model and technology footprint with evolving market conditions.
As a result of these initiatives, we recorded charges of $449 million, $281 million and $436 million in 2025, 2024 and 2023, respectively, primarily within operating costs in the consolidated statements of income. We expect to incur additional charges over the course of the program.
The value creation initiative charges primarily relate to $329 million, $25 million and $199 million in severance and other employee related charges in connection with workforce optimization in 2025, 2024 and 2023, respectively, as well as $40 million, $256 million and $237 million in asset impairments in 2025, 2024 and 2023, respectively. The remainder of the 2025 charges primarily relate to external consulting spend.
In addition, we recorded impairment charges of $253 million, $200 million and $91 million in 2025, 2024 and 2023, respectively. The impairment charges included impairment of indefinite-lived intangible assets for $128 million, $200 million and $55 million in 2025, 2024 and 2023, respectively, included within operating costs in our consolidated statements of income. The remaining impairment charges were included within investment income in our consolidated statements of income.

In addition to the value creation initiatives, we also recorded severance charges of $70 million in 2023 within operating costs in our consolidated statement of income as a result of our exit from the Employer Group Commercial Medical Products business.
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
Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy solutions, primary care, and home solutions, to our Insurance segment customers. Intersegment sales and expenses are recorded primarily at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations.
Seasonality
Our Medicare benefit costs rise as members pay their contractual portion of claims responsibility, progress through their annual deductible and maximum out-of-pocket expenses, as well as incurring higher episodic cost of care resulting in a higher benefit ratio throughout the year.
Our quarterly Insurance segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our stand-alone prescription drug plan, or PDP, membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. Effective January 1, 2025, the Medicare Part D coverage gap was eliminated as mandated by the Inflation Reduction Act of 2022, or IRA. The benefit design changes reduced out-of-pocket costs for beneficiaries, resulting in greater cost sharing and a leveling of net prescription costs throughout the year as compared to the historical seasonal decline prior to the IRA. In addition, the number of low income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affects the quarterly benefit ratio pattern.

The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season.
Highlights
•Our strategy is to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At December 31, 2025, approximately 3,586,100 members, or 68%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,994,300 members, or 71%, at December 31, 2024.
•Net income attributable to Humana was $1.2 billion, or $9.84 per diluted common share, and $1.2 billion, or $9.98 per diluted common share, in 2025 and 2024, respectively. This comparison was significantly impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, charges associated with value creation initiatives, impairment charges, loss on sale of business and settlement of certain litigation expenses. The impact of these adjustments to our consolidated income before income taxes and equity in net earnings and diluted earnings per common share was as follows for the 2025 and 2024 periods:

	2025	2024
	(in millions)
Consolidated income before income taxes and equity in net losses:
Put/call valuation adjustments associated with our non-consolidating minority interest investments	$513	$296
Value creation initiatives	449	281
Impairment charges	253	200
Loss on sale of business	67	—
Settlement of certain litigation expenses	15	—
Total	$1,297	$777

	2025	2024
Diluted earnings per common share:
Put/call valuation adjustments associated with our non-consolidating minority interest investments	$4.25	$2.45
Value creation initiatives	3.72	2.33
Impairment charges	2.09	1.65
Loss on sale of business	0.55	—
Settlement of certain litigation expenses	0.13	—
Cumulative net tax impact	(3.36)	(1.50)
Total	$7.38	$4.93

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
We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, including the primary factors that accounted for those changes. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy solutions, primary care, and home solutions, to our Insurance segment customers and are described in Note 18 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Comparison of Results of Operations for 2025 and 2024
The following discussion primarily details our results of operations for the year ended December 31, 2025, or the 2025 period, and the year ended December 31, 2024, or the 2024 period.
Consolidated

			Change
	2025	2024	Dollars	Percentage
	(dollars in millions, except per common share results)
Revenues:
Insurance premiums	$122,825	$112,104	$10,721	9.6%
Services:
Insurance	1,017	966	51	5.3%
CenterWell	4,816	3,465	1,351	39.0%
Total services revenue	5,833	4,431	1,402	31.6%
Investment income	1,006	1,226	(220)	(17.9)%
Total revenues	129,664	117,761	11,903	10.1%
Operating expenses:
Benefits	110,812	100,664	10,148	10.1%
Operating costs	15,450	13,696	1,754	12.8%
Depreciation and amortization	698	839	(141)	(16.8)%
Total operating expenses	126,960	115,199	11,761	10.2%
Income from operations	2,704	2,562	142	5.5%
Loss on sale of business	67	—	67	100.0%
Interest expense	631	660	(29)	(4.4)%
Other expense, net	451	181	270	149.2%
Income before income taxes and equity in net losses	1,555	1,721	(166)	(9.6)%
Provision for income taxes	250	413	(163)	(39.5)%
Equity in net losses	(102)	(94)	8	8.5%
Net income	$1,203	$1,214	$(11)	(0.9)%
Diluted earnings per common share	$9.84	$9.98	$(0.14)	(1.4)%
Benefit ratio (a)	90.2%	89.8%		0.4%
Operating cost ratio (b)	12.0%	11.8%		0.2%
Effective tax rate	17.4%	25.5%		(8.1)%
(a)Represents total benefits expense as a percentage of premiums revenue.
(b)Represents total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

    Consolidated premiums revenue increased $10.7 billion, or 9.6%, from $112.1 billion in the 2024 period to $122.8 billion in the 2025 period primarily due to higher per member Medicare premiums, largely driven by an increased direct subsidy due to the IRA, and higher per member state-based contracts premiums, as well as membership growth in the state-based contracts and stand-alone PDP businesses. These factors were partially offset by the membership decline within the individual Medicare Advantage business, inclusive of the decision to exit certain unprofitable plans and counties in 2025.

Services Revenue
Consolidated services revenue increased $1.4 billion, or 31.6%, from $4.4 billion in the 2024 period to $5.8 billion in the 2025 period primarily due to higher revenues associated with external growth in the primary care and pharmacy solutions businesses, partially offset by the impact of the v28 risk model revision impacting the primary care business.
Investment Income
Investment income decreased $0.2 billion, or 17.9%, from $1.2 billion in the 2024 period to $1.0 billion in the 2025 period primarily due to lower interest income on our debt securities, as well as non-cash impairment charge in the fourth quarter of 2025 related to our minority ownership interest in a joint-venture investment, deemed unrecoverable based on recent market activity.
Benefits Expense
Consolidated benefits expense increased $10.1 billion, or 10.1%, from $100.7 billion in the 2024 period to $110.8 billion in the 2025 period. The consolidated benefit ratio increased 40 basis points from 89.8% in the 2024 period to 90.2% in the 2025 period primarily due to a shift in line of business mix resulting from growth in the state-based contracts and stand-alone PDP businesses that carry a higher benefit ratio, combined with a reduction in individual Medicare Advantage membership, incremental investments to improve member and patient outcomes and support operational excellence, and the year-over-year increase in the Medicare stand-alone PDP benefit ratio driven by the impact of the IRA. These factors were partially offset by individual Medicare Advantage pricing inclusive of plan exits and benefit design changes that more than offset claims trend and the funding environment, as well as the anticipated higher favorable prior-period medical claims development in the 2025 period.
Consolidated benefits expense included $1.0 billion of favorable prior-period medical claims reserve development in the 2025 period and $701 million of favorable prior-period medical claims reserve development in the 2024 period. Prior-period medical claims reserve development decreased the consolidated benefit ratio by approximately 80 basis points in the 2025 period and decreased the consolidated benefit ratio by approximately 60 basis points in the 2024 period. Prior-period medical claims reserve development excludes the effects of provider risk-sharing arrangements, which are accounted for separately based on contractual settlement terms.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $1.8 billion, or 12.8%, from $13.7 billion in the 2024 period to $15.5 billion in the 2025 period. The consolidated operating cost ratio increased 20 basis points from 11.8% in the 2024 period to 12.0% in the 2025 period primarily due to business mix changes, including within the CenterWell segment that runs a significantly higher operating cost ratio than the Insurance segment, the operating leverage impact associated with the loss of individual Medicare Advantage membership, as well as higher charges associated with the value creation plan. These factors were partially offset by administrative cost efficiencies resulting from the value creation initiatives, operating leverage associated with increased revenues from the impact of the IRA, and a lesser operating cost impact from impairment costs in the 2025 period compared to the 2024 period.
Depreciation and Amortization
Depreciation and amortization decreased $141 million, or 16.8%, from $839 million in the 2024 period to $698 million in the 2025 period primarily due to decreased capital spending.
Interest Expense
Interest expense decreased $29 million, or 4.4%, from $660 million in the 2024 period to $631 million in the 2025 period primarily due to decrease in interest rates and average debt balances.

Income Taxes
Our effective tax rate was 17.4% and 25.5% for the 2025 period and 2024 period, respectively. The 2025 period effective income tax rate reflects the impact of a tax loss on sale of business, which exceeded the book loss. The related tax benefit is realizable via capital loss carryback. For a complete reconciliation of the federal statutory rate to the effective tax rate, refer to Note 12 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Insurance Segment

			Change
	2025	2024	Members	%
Membership:
Individual Medicare Advantage	5,249,300	5,661,800	(412,500)	(7.3)%
Group Medicare Advantage	568,400	545,700	22,700	4.2%
Medicare stand-alone PDP	2,462,600	2,288,200	174,400	7.6%
Total Medicare	8,280,300	8,495,700	(215,400)	(2.5)%
Medicare Supplement	498,400	377,300	121,100	32.1%
State-based contracts and other	1,615,600	1,459,900	155,700	10.7%
Military services	4,605,400	6,009,100	(1,403,700)	(23.4)%
Commercial fully-insured	—	300	(300)	(100.0)%
Commercial ASO	—	4,800	(4,800)	(100.0)%
Total Medical Membership	14,999,700	16,347,100	(1,347,400)	(8.2)%
Total Specialty Membership	4,742,600	4,562,000	180,600	4.0%
Members may not be unique to each product since members have the ability to enroll in more than one product.

			Change
	2025	2024	$	%
	(in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$90,403	$88,019	$2,384	2.7%
Group Medicare Advantage	9,014	7,731	1,283	16.6%
Medicare stand-alone PDP	6,844	3,137	3,707	118.2%
Total Medicare	106,261	98,887	7,374	7.5%
Specialty benefits	989	955	34	3.6%
Medicare Supplement	1,098	846	252	29.8%
State-based contracts and other	14,477	10,915	3,562	32.6%
Commercial fully-insured	—	501	(501)	(100.0)%
Premiums revenue	122,825	112,104	10,721	9.6%
Services:
Military services and other	1,017	916	101	11.0%
Commercial ASO	—	50	(50)	(100.0)%
Services revenue	1,017	966	51	5.3%
Total external revenues	$123,842	$113,070	$10,772	9.5%
Income from operations	$1,664	$1,289	$375	29.1%
Benefit ratio	90.4%	90.4%		—%
Operating cost ratio	9.1%	9.2%		(0.1)%
Income from operations
Insurance segment income from operations increased $0.4 billion, or 29.1%, from $1.3 billion in the 2024 period to $1.7 billion in the 2025 period primarily due to the same factors impacting the Insurance segment's benefit and operating cost ratios as more fully described below.

Enrollment
Individual Medicare Advantage membership decreased 412,500 members, or 7.3%, from 5,661,800 members as of December 31, 2024 to 5,249,300 members as of December 31, 2025 inclusive of the decision to exit certain unprofitable plans and counties in 2025. Individual Medicare Advantage membership includes 760,500 D-SNP members as of December 31, 2025, a net decrease of 176,600 D-SNP members, or 18.8%, from 937,100 members as of December 31, 2024. For the full year 2026, we anticipate net membership growth in our individual Medicare Advantage offerings of approximately 25%.
Group Medicare Advantage membership increased 22,700 members, or 4.2%, from 545,700 members as of December 31, 2024 to 568,400 members as of December 31, 2025 consistent with expectations as we maintain pricing discipline in a competitive market. For the full year 2026, we anticipate net membership growth in our group Medicare Advantage offerings of approximately 150,000 members.
Medicare stand-alone PDP membership increased 174,400 members, or 7.6%, from 2,288,200 members as of December 31, 2024 to 2,462,600 members as of December 31, 2025 reflecting shifting competitive dynamics. For the full year 2026, we anticipate net membership growth in our Medicare stand-alone PDP offerings of approximately 1,000,000 members.
State-based contracts and other membership increased 155,700 members, or 10.7%, from 1,459,900 members as of December 31, 2024 to 1,615,600 members as of December 31, 2025 primarily due to the Virginia contract implemented in 2025 and the allocation of additional membership in Kentucky. For the full year 2026, we anticipate net membership growth in our state-based contracts of in a range of 25,000 to 100,000 members.
Specialty membership increased 180,600 members, or 4.0%, from 4,562,000 members as of December 31, 2024 to 4,742,600 members as of December 31, 2025 primarily reflecting growth in group dental and vision products.
Premiums revenue
Insurance segment premiums revenue increased $10.7 billion, or 9.6%, from $112.1 billion in the 2024 period to $122.8 billion in the 2025 period primarily due to higher per member Medicare premiums, largely driven by an increased direct subsidy due to the IRA, and higher per member state-based contracts premiums, as well as membership growth in the state-based contracts and stand-alone PDP businesses. These factors were partially offset by the membership decline within the individual Medicare Advantage business, inclusive of the decision to exit certain unprofitable plans and counties in 2025.
Services revenue
Insurance segment services revenue increased $0.1 billion, or 5.3%, from $966 million in the 2024 period to $1 billion in the 2025 period.
Benefits expense
The Insurance segment benefit ratio was unchanged at 90.4% in the 2024 and 2025 periods primarily due to a shift in line of business mix resulting from growth in the state-based contracts and stand-alone PDP businesses that carry a higher benefit ratio, combined with a reduction in individual Medicare Advantage membership, incremental investments to improve member and patient outcomes and support operational excellence, and the year-over-year increase in the Medicare stand-alone PDP benefit ratio driven by the impact of the IRA. These factors were offset by individual Medicare Advantage pricing inclusive of plan exits and benefit design changes that more than offset claims trend and the funding environment, as well as the anticipated higher favorable prior-period medical claims development in the 2025 period.
The Insurance segment benefits expense included $1.0 billion of favorable prior-period medical claims reserve development in the 2025 period and $701 million of favorable prior-period medical claims reserve development in the 2024 period. Prior-period medical claims reserve development decreased the Insurance segment benefit ratio by approximately 80 basis points in the 2025 period and decreased the Insurance segment benefit ratio by approximately 60 basis points in the 2024 period. Prior-period medical claims reserve development excludes the effects of provider risk-sharing arrangements, which are accounted for separately based on contractual settlement terms.
Operating costs
The Insurance segment operating cost ratio decreased 10 basis points from 9.2% in the 2024 period to 9.1% in the 2025 period primarily due to administrative cost efficiencies resulting from the value creation initiatives and operating leverage associated with increased revenues from the impact of the IRA. These factors were partially offset by the operating leverage impact associated with the loss of individual Medicare Advantage membership.

CenterWell Segment

			Change
	2025	2024	Dollars	Percentage
	(in millions)
Revenues:
Services:
Home solutions	$1,401	$1,313	$88	6.7%
Pharmacy solutions	1,218	904	314	34.7%
Primary care	2,197	1,248	949	76.0%
Total external revenues	4,816	3,465	1,351	39.0%
Intersegment revenues:
Home solutions	2,127	2,050	77	3.8%
Pharmacy solutions	11,741	10,724	1,017	9.5%
Primary care	3,789	3,697	92	2.5%
Intersegment revenues	17,657	16,471	1,186	7.2%
Total revenues	$22,473	19,936	2,537	12.7%
Income from operations	$1,339	$1,329	$10	0.8%
Operating cost ratio	93.1%	92.2%		0.9%
Income from operations
CenterWell income from operations was relatively unchanged at $1.3 billion in the 2024 and 2025 periods, reflecting the same factors impacting the CenterWell segment's revenue and operating cost ratio as more fully described below.
Services revenue
CenterWell services revenue increased $1.4 billion, or 39.0%, from $3.5 billion in the 2024 period to $4.8 billion in the 2025 period primarily due to higher revenues associated with growth in the primary care and pharmacy solutions businesses, partially offset by the impact of the v28 risk model revision impacting the primary care business.
Intersegment revenues
CenterWell intersegment revenues increased $1.2 billion, or 7.2%, from $16.5 billion in the 2024 period to $17.7 billion in the 2025 period primarily due to higher revenues associated with growth in the pharmacy solutions business.
Operating costs
The CenterWell segment operating cost ratio increased 90 basis points from 92.2% in the 2024 period to 93.1% in the 2025 period primarily resulting from the continued phase-in of the v28 risk model revision within the primary care business, as well as the uptick of volume within CenterWell Specialty Pharmacy that carries a higher operating cost ratio than the traditional pharmacy business. These factors were partially offset by continued maturation of the v28 mitigation activities within the primary are business and administrative cost efficiencies resulting from the value creation initiatives.
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
Cash and cash equivalents increased to $4.2 billion at December 31, 2025 from $2.2 billion at December 31, 2024. The change in cash and cash equivalents for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$921	$2,966	$3,981
Net cash provided by (used in) investing activities	2,273	(2,952)	(3,492)
Net cash used in financing activities	(1,215)	(2,487)	(856)
Increase (decrease) in cash and cash equivalents	$1,979	$(2,473)	$(367)

Cash Flow from Operating Activities
Cash flows provided by operations of $0.9 billion in the 2025 period decreased $2.0 billion from cash flows provided by operations of $3.0 billion in the 2024. The decrease in our operating cash flows primarily reflected timing impacts, including the year-over-year increase in receivables due to the IRA and the unfavorable impact of working capital items.
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
The detail of total net receivables (exclusive of Part D IRA impacts) was as follows at December 31, 2025, 2024 and 2023:

				Change
	2025	2024	2023	2025	2024
	(in millions)
Medicare	$2,209	$1,745	$1,426	$464	$319
State-based contracts	705	614	215	91	399
Military services	163	180	148	(17)	32
Other	299	263	334	36	(71)
Allowance for doubtful accounts	(106)	(98)	(88)	(8)	(10)
Total net receivables	$3,270	$2,704	$2,035	566	669
Reconciliation to cash flow statement:
Receivables disposed				4	—
Change in receivables per cash flow statement				$570	$669
The changes in Medicare receivables for the 2025 period reflects higher per member Medicare premiums, partially offset by lower individual Medicare Advantage membership. The change in Medicare receivables for the 2024 period reflects individual Medicare Advantage membership growth. In addition, both periods further reflect the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
During the 2025, 2024 and 2023 periods, we acquired various businesses for approximately $81 million, $89 million and $233 million, respectively, net of cash and cash equivalents received. Net proceeds from the sale of business were $115 million in the 2025 period.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $523 million, $568 million and $794 million in the 2025, 2024 and 2023 periods, respectively.
Net proceeds of investment securities were $2.8 billion in the 2025 period. Net purchases of investment securities were $2.2 billion and $2.5 billion in the 2024 and 2023 periods, respectively.

Cash Flow from Financing Activities
Our financing cash flows are significantly impacted by the timing of claims payments and the related receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. Settlement of the reinsurance and low-income cost subsidies is based on a reconciliation made approximately 9 months after the close of each calendar year. Claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $1 billion and $1.8 billion in the 2025 and 2024 periods, respectively, and receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $0.8 billion in the 2023 period. Our net receivable from CMS for subsidies and brand name prescription drug discounts was $1.5 billion at December 31, 2025 compared to a net receivable of $530 million at December 31, 2024.
Under our administrative services only TRICARE contract, health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $74 million and $92 million in the 2025 and 2024 periods, respectively, and reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $57 million in the 2023 period.
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
In March 2024, we issued $1.5 billion of 5.375% unsecured senior notes due April 15, 2031 and $1.0 billion of 5.750% unsecured senior notes due April 15, 2054. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $2.2 billion. We used the net proceeds for general corporate purposes, which included the repayment of existing indebtedness, including borrowings under our commercial paper program.
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
In May 2025, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027 and a portion of our $600 million aggregate principal amount of 3.950% senior notes maturing in March 2027 during the period beginning on May 1, 2025 and ending on August 29, 2025. For the year ended December 31, 2025, we repurchased $200 million principal amount of these senior notes for approximately $194 million cash.
In October 2025, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 2.150% senior notes maturing in February 2032, a portion of our $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 and a portion of our $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029 during the period beginning on October 3, 2025 and ending on December 31, 2025. For the period ended December 31, 2025, we repurchased $200 million principal amount of these senior notes for approximately $177 million cash.

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
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral. Net proceeds from the securities lending program were $220 million and $418 million in 2025 and 2024, respectively. We have previously entered into an uncommitted receivables purchase facility under which certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. Net repayments from the uncommitted receivables purchase facility were $123 million in 2025. Net proceeds provided by the uncommitted receivables purchase facility were $123 million in 2024.
We participate in a commercial paper program. Net repayments from issuance of commercial paper were $5 million in 2025 and the maximum principal amount outstanding at any one time during 2025 was $1.2 billion. Net repayments from the issuance of commercial paper were $907 million in 2024 and the maximum principal amount outstanding at any one time during 2024 was $2.7 billion. Net proceeds from issuance of commercial paper were $211 million in 2023 and the maximum principal amount outstanding at any one time during 2023 was $3.3 billion.
We received a short-term cash advance of $100 million from FHLB with certain of our marketable securities as collateral and subsequently repaid the outstanding balance in December 2023.
We repurchased common shares for $151 million, $817 million and $1.6 billion in 2025, 2024 and 2023, respectively, under share repurchase plans authorized by the Board of Directors and in connection with employee stock plans.
We paid dividends to stockholders of $430 million in 2025, $431 million in 2024, and $431 million in 2023.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at December 31, 2025 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by approximately $1 million, up to a maximum 100 basis points, or annual interest expense by approximately $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.5 billion at December 31, 2025 compared to $0.6 billion at December 31, 2024. This increase primarily reflects working capital changes, net proceeds from the issuance of senior notes, and proceeds from sale of business, partially offset by repayments of senior notes, capital contributions to certain subsidiaries, cash dividends to shareholders, capital expenditures, and common stock repurchases. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators). Our regulated insurance subsidiaries paid dividends to our parent company of $1.1 billion in 2025, $1.5 billion in 2024, and $1.8 billion in 2023. Subsidiary capital requirements from significant premium growth may impact the amount of regulated subsidiary dividends. Refer to our parent company financial statements and accompanying notes in Schedule I - Parent Company Financial Information. The amount of ordinary dividends that may be paid to our parent company in 2026 is approximately $1.1 billion, in the aggregate. Actual dividends paid may vary due to consideration of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.
On February 13, 2026, we completed the acquisition of a primary care business for consideration of approximately $941 million.
Regulatory Requirements
For a detailed discussion of our regulatory requirements, including aggregate statutory capital and surplus as well as dividends paid from the subsidiaries to our parent, please refer to Note 16 to the to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2025, we were not involved in any special purpose entity, or SPE, transactions. For a detailed discussion of off-balance sheet arrangements, please refer to Note 17 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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
The completion and claims per member per month trend factors are the most significant factors impacting the IBNR estimate. The portion of IBNR estimated using completion factors for claims incurred prior to the most recent two months is generally less variable than the portion of IBNR estimated using trend factors. The following table illustrates the sensitivity of these factors, experience and the estimated potential impact on our operating results caused by reasonably likely changes in these factors based on December 31, 2025 data:

Completion Factor (a):		Claims Trend Factor (b):
Factor Change (c)	Change in Benefits Payable	Factor Change (c)	Change in Benefits Payable
(dollars in millions)
0.70%	$633	4.50%	$855
0.60%	$542	4.00%	$760
0.50%	$452	3.50%	$665
0.40%	$362	3.00%	$570
0.30%	$271	2.50%	$475
0.20%	$181	2.00%	$380
0.10%	$90	1.50%	$285
0.05%	$45	1.00%	$190
0.03%	$27	0.50%	$95

(a)Reflects estimated potential changes in benefits payable at December 31, 2025 caused by changes in completion factors for incurred months prior to the most recent two months.
(b)Reflects estimated potential changes in benefits payable at December 31, 2025 caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent two months.
(c)The factor change indicated represents the percentage point change.
The following table provides a historical perspective regarding the accrual and payment of our benefits payable. Components of the total incurred claims for each year include amounts accrued for current year estimated benefits expense as well as adjustments to prior year estimated accruals. Refer to Note 11 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for information about incurred and paid claims development as of December 31, 2025 as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts.

	2025	2024	2023
	(in millions)
Balances at January 1	$10,440	$10,241	$9,264
Acquisitions	—	—	62
Incurred related to:
Current year	111,841	101,365	89,266
Prior years	(1,029)	(701)	(872)
Total incurred	110,812	100,664	88,394
Paid related to:
Current year	(102,215)	(91,281)	(79,545)
Prior years	(9,070)	(9,184)	(7,934)
Total paid	(111,285)	(100,465)	(87,479)
Balances at December 31	$9,967	$10,440	$10,241
The following table summarizes the changes in estimate for incurred claims related to prior years attributable to our key assumptions. As previously described, our key assumptions consist of trend and completion factors. The amounts below represent the difference between our original estimates and the actual benefits expense ultimately incurred as determined from subsequent claim payments.

	Favorable Development by Changes in Key Assumptions
	2025		2024		2023
	Amount	Factor Change (a)	Amount	Factor Change (a)	Amount	Factor Change (a)
	(dollars in millions)
Trend factors	$(541)	(2.8)%	$(473)	(2.6)%	$(586)	(3.5)%
Completion factors	(488)	(0.5)%	(228)	(0.3)%	(286)	(0.4)%
Total	$(1,029)		$(701)		$(872)
(a)The factor change indicated represents the percentage point change.
As previously discussed, our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $1.0 billion in 2025, $701 million in 2024, and $872 million in 2023.
The favorable medical claims reserve development for 2025, 2024, and 2023 primarily reflects the consistent application of trend and completion factors.

Our favorable development for each of the years presented above is discussed further in Note 11 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
We continually adjust our historical trend and completion factor experience with our knowledge of recent events that may impact current trends and completion factors when establishing our reserves. Because our reserving practice is to consistently recognize the actuarial best point estimate as required by actuarial standards, there is a reasonable possibility that variances between actual trend and completion factors and those assumed in our December 31, 2025 estimates would fall within the ranges previously presented in our sensitivity table.
Revenue Recognition
Our Medicare contracts with CMS renew annually. We generally establish one-year specialty membership contracts, subject to cancellation on a 30-day written notice. Our military services contracts with the federal government and certain contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions.
We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. We bill and collect member premiums on a monthly basis. Changes in Medicare premium revenues resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are estimated by projecting the ultimate annual premium and recognized ratably during the year with adjustments each period to reflect changes in the ultimate premium.
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Health Care Reform Law. Medicare Advantage and Medicaid products are subject to minimum benefit ratio requirements. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by the federal government and various states. We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.

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
Investment Securities
Investment securities totaled $16.2 billion, or 33% of total assets at December 31, 2025, and $18.6 billion, or 40% of total assets at December 31, 2024. The investment portfolio was primarily comprised of debt securities, detailed below, at December 31, 2025 and December 31, 2024. The fair value of investment securities were as follows at December 31, 2025 and 2024:

	12/31/2025	Percentage of Total	12/31/2024	Percentage of Total
	(dollars in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,278	14.1%	$3,227	17.3%
Mortgage-backed securities	3,651	22.5%	3,995	21.4%
Tax-exempt municipal securities	428	2.6%	526	2.8%
Mortgage-backed securities:
Residential	388	2.4%	522	2.8%
Commercial	1,012	6.2%	1,206	6.5%
Asset-backed securities	783	4.8%	1,403	7.5%
Corporate debt securities	7,656	47.4%	7,756	41.7%
Total debt securities	16,196	100.0%	18,635	100.0%

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by S&P at December 31, 2025. Most of the debt securities that were below investment-grade were rated B. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.

Gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows at December 31, 2025:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$643	$(7)	$857	$(32)	$1,500	$(39)
Mortgage-backed securities	593	(3)	2,373	(333)	2,966	(336)
Tax-exempt municipal securities	51	—	347	(14)	398	(14)
Mortgage-backed securities:
Residential	10	—	321	(46)	331	(46)
Commercial	77	—	794	(47)	871	(47)
Asset-backed securities	85	—	263	(12)	348	(12)
Corporate debt securities	872	(6)	3,785	(367)	4,657	(373)
Total debt securities	$2,331	$(16)	$8,740	$(851)	$11,071	$(867)

Under the current expected credit losses model, or CECL, credit losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.
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
All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2025 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At December 31, 2025, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2025, 2024 or 2023.
Goodwill, Indefinite-lived and Long-lived Assets
At December 31, 2025, goodwill, indefinite-lived and other long-lived assets represented 27% of total assets and 74% of total stockholders’ equity, compared to 29% and 83%, respectively, at December 31, 2024. The decrease in goodwill, indefinite-lived and other long-lived assets as a percentage of total assets is primarily attributable to the increase in cash and cash equivalents and other assets, partially offset by the decrease in investment securities. The decrease in goodwill, indefinite-lived and other long-lived assets as a percentage of total stockholders' equity is primarily attributable to the increase in retained earnings and the decrease in accumulated other comprehensive loss.
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
We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Our strategy, long-range business plan, and annual planning process support our goodwill impairment tests. These tests are performed, at a minimum, annually in the fourth quarter, and are based on an evaluation of future discounted cash flows. We rely on this discounted cash flow analysis to determine fair value. However, outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness. We use discount rates that correspond to a market-based weighted-average cost of capital and terminal growth rates that correspond to long-term growth prospects, consistent with the long-term inflation rate. Key assumptions in our cash flow projections, including changes in membership, premium yields, medical and operating cost trends, and certain government contract extensions, are consistent with those utilized in our long-range business plan and annual planning process. If these assumptions differ from actual, including the impact of the Health Care Reform Law or changes in government reimbursement rates, the estimates underlying our goodwill impairment tests could be adversely affected. The fair value of our reporting units with significant goodwill exceeded carrying amounts by a substantial margin. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue expectations and growth rates, operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions reporting unit, which accounted for $4.4 billion of goodwill. Impairment tests completed for 2025, 2024, and 2023 did not result in an impairment loss.
Indefinite-lived intangible assets relate to Certificate of Needs (CON) and Medicare licenses acquired in connection with our CenterWell Home Health (formerly Kindred at Home) acquisition with a carrying value of $1.1 billion at December 31, 2025. Like goodwill, we are required to test at least annually for impairment and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. These tests are performed, at a minimum, annually in the fourth quarter. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. For our CON intangible assets, unfavorable changes in key assumptions or combinations of assumptions, including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in the underlying cash flow assumptions, including revenue growth rates, operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our CON intangible assets, which account for $790 million of our intangible assets. Impairment tests completed on our indefinite-lived intangible assets for 2025, 2024 and 2023 resulted in impairment charges of $128 million, $200 million and $55 million, respectively. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows.
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
The level of our pretax earnings is subject to market risk due to changes in interest rates and the resulting impact on investment income and interest expense. We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities Under the revolving credit agreements, at our option, we can borrow on either a competitive advance basis or a revolving credit basis. The revolving credit portion bears interest at either Term SOFR or the base rate plus a spread. The competitive advance portion of any borrowings will bear interest at market rates prevailing at the time of borrowing on either a fixed rate or a floating rate based on Term SOFR, at our option. There were no borrowings outstanding under our credit agreements at December 31, 2025 or December 31, 2024.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at December 31, 2025. Our net unrealized loss position decreased $562 million from a net unrealized loss position of $1.4 billion at December 31, 2024 to a net unrealized loss position of $0.8 billion at December 31, 2025. At December 31, 2025, we had gross unrealized losses of $0.9 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during 2025 and 2024. While we believe that these impairments will be recovered and we currently do not have the intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit loss impairments may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.6 years as of December 31, 2025 and 3.8 years as of December 31, 2024. Based on the duration including cash equivalents, a 1% increase in interest rates would generally decrease the December 31, 2025 fair value of our securities by approximately $723 million.
We have also evaluated the impact on our investment income and interest expense resulting from a hypothetical change in interest rates of 100, 200, and 300 basis points over the next twelve-month period, as reflected in the following table. The evaluation was based on our investment portfolio, outstanding indebtedness, and outstanding swap contract portfolio at December 31, 2025 and 2024. Our investment portfolio consists of cash, cash equivalents, and investment securities. The modeling technique used to calculate the pro forma net change in pretax earnings considered the cash flows related to fixed income investments and debt, which are subject to interest rate changes during a prospective twelve-month period. This evaluation measures parallel shifts in interest rates and may not account for certain unpredictable events that may affect interest income, including unexpected changes of cash flows into and out of the portfolio, changes in the asset allocation, including shifts between taxable and tax-exempt securities, spread changes specific to various investment categories and the mix of short-term versus long-term debt. In the past ten years, changes in 10 year US treasury rates during the year have not exceeded 300 basis points, have changed between 200 and 300 basis points one time, have changed between 100 and 200 basis points five times, and have changed by less than 100 basis points four times.

	Increase (decrease) in pretax earnings given an interest rate decrease of X basis points			Increase (decrease) in pretax earnings given an interest rate increase of X basis points
	(300)	(200)	(100)	100	200	300
	(in millions)
As of December 31, 2025
Investment income (a)	$(286)	$(196)	$(97)	$98	$196	$294
Interest expense (b)	195	130	65	(65)	(130)	(195)
Pretax	$(91)	$(66)	$(32)	$33	$66	$99
As of December 31, 2024
Investment income (a)	$(322)	$(210)	$(105)	$106	$207	$308
Interest expense (b)	123	82	41	(41)	(82)	(123)
Pretax	$(199)	$(128)	$(64)	$65	$125	$185
(a)As of December 31, 2025 and 2024, none of our investments had interest rates below 1%.
(b)The interest rate under our senior notes, which represents 100% at December 31, 2025 and 2024, respectively, of total debt, is fixed, unaffected by changes in interest rates. We did not have any variable rate term loans at December 31, 2025 and December 31, 2024. There were no borrowings outstanding under the credit agreement at December 31, 2025 or December 31, 2024. There were no commercial paper outstanding under our commercial paper program at December 31, 2025 or December 31, 2024.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Humana Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,200	$2,221
Investment securities	15,703	18,214
Receivables, net of allowances of $108 in 2025 and $98 in 2024	3,270	2,704
Other current assets	9,560	6,676
Total current assets	32,733	29,815
Property and equipment, net	2,231	2,532
Long-term investment securities	493	421
Goodwill	9,686	9,631
Equity method investments	638	697
Other long-term assets	3,128	3,383
Total assets	$48,909	$46,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Benefits payable	$9,967	$10,440
Trade accounts payable and accrued expenses	5,717	5,259
Book overdraft	306	403
Unearned revenues	356	260
Short-term debt	—	577
Total current liabilities	16,346	16,939
Long-term debt	12,369	11,144
Other long-term liabilities	2,457	1,951
Total liabilities	31,172	30,034
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,719,321 shares issued at December 31, 2025 and 198,718,810 shares issued at December 31, 2024	33	33
Capital in excess of par value	3,600	3,463
Retained earnings	29,075	28,317
Accumulated other comprehensive loss	(633)	(1,067)
Treasury stock, at cost, 78,128,009 shares at December 31, 2025 and 78,077,195 shares at December 31, 2024	(14,418)	(14,371)
Total stockholders' equity	17,657	16,375
Noncontrolling interests	80	70
Total equity	17,737	16,445
Total liabilities and equity	$48,909	$46,479
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2025	2024	2023
	(in millions, except per share results)
Revenues:
Premiums	$122,825	$112,104	$101,272
Services	5,833	4,431	4,033
Investment income	1,006	1,226	1,069
Total revenues	129,664	117,761	106,374
Operating expenses:
Benefits	110,812	100,664	88,394
Operating costs	15,450	13,696	13,188
Depreciation and amortization	698	839	779
Total operating expenses	126,960	115,199	102,361
Income from operations	2,704	2,562	4,013
Loss on sale of business	67	—	—
Interest expense	631	660	493
Other expense, net	451	181	137
Income before income taxes and equity in net losses	1,555	1,721	3,383
Provision for income taxes	250	413	836
Equity in net losses	(102)	(94)	(63)
Net income	$1,203	$1,214	$2,484
Net (income) loss attributable to noncontrolling interests	(15)	(7)	5
Net income attributable to Humana	$1,188	$1,207	$2,489
Basic earnings per common share	$9.87	$10.01	$20.09
Diluted earnings per common share	$9.84	$9.98	$20.00
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2025	2024	2023
	(in millions)
Net income attributable to Humana	$1,188	$1,207	$2,489
Other comprehensive (loss) income:
Change in gross unrealized investment (losses) gains	622	(62)	372
Effect of income taxes	(142)	15	(85)
Total change in unrealized investment (losses) gains, net of tax	480	(47)	287
Reclassification adjustment for net realized (gains) losses included in investment income	(60)	(27)	25
Effect of income taxes	14	6	(7)
Total reclassification adjustment, net of tax	(46)	(21)	18
Other comprehensive (loss) income, net of tax	434	(68)	305
Comprehensive income attributable to Humana	$1,622	$1,139	$2,794
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Balances, December 31, 2022	198,667	$33	$3,246	$25,492	$(1,304)	$(12,156)	$15,311	$59	$15,370
Net income				2,489			2,489	(5)	2,484
Distribution from noncontrolling interest holders, net								7	7
Acquisition								(5)	(5)
Other comprehensive income					305		305		305
Common stock repurchases	—		—			(1,586)	(1,586)		(1,586)
Dividends and dividend equivalents			—	(441)			(441)		(441)
Stock-based compensation			175				175		175
Restricted stock unit vesting	23	—	(80)			80	—		—
Stock option exercises	—	—	5			4	9		9
Balances, December 31, 2023	198,690	$33	$3,346	$27,540	$(999)	$(13,658)	$16,262	$56	$16,318
Net income				1,207			1,207	7	1,214
Distribution from noncontrolling interest holders, net							—	7	7
Other comprehensive loss					(68)		(68)		(68)
Common stock repurchases	—		—			(803)	(803)		(803)
Dividends and dividend equivalents			—	(430)			(430)		(430)
Stock-based compensation			207				207		207
Restricted stock unit vesting	29	—	(90)			90	—		—
Balances, December 31, 2024	198,719	$33	$3,463	$28,317	$(1,067)	$(14,371)	$16,375	$70	$16,445
Net income				1,188			1,188	15	1,203
Distribution to noncontrolling interest holders, net							—	(5)	(5)
Other comprehensive income					434		434		434
Common stock repurchases	—		—			(151)	(151)		(151)
Dividends and dividend equivalents			—	(430)			(430)		(430)
Stock-based compensation			241				241		241
Restricted stock unit vesting	—	—	(104)			104	—		—
Balances, December 31, 2025	198,719	$33	$3,600	$29,075	$(633)	$(14,418)	$17,657	$80	$17,737
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities
Net income	$1,203	$1,214	$2,484
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	67	—	—
Loss (gain) on investment securities, net	50	(24)	54
Equity in net losses	102	94	63
Stock-based compensation	241	207	175
Depreciation	773	908	850
Amortization	51	60	67
Impairment of property and equipment	28	237	206
Impairment of indefinite-lived intangible assets	128	200	55
Deferred income taxes	75	(192)	(167)
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(570)	(669)	(337)
Other assets	(2,173)	1,003	(1,318)
Benefits payable	(472)	199	915
Other liabilities	1,322	(373)	841
Unearned revenues	96	(6)	(20)
Other, net	—	108	113
Net cash provided by operating activities	921	2,966	3,981
Cash flows from investing activities
Proceeds from sale of business, net	115	—	—
Acquisitions, net of cash and cash equivalents acquired	(81)	(89)	(233)
Purchases of property and equipment	(546)	(575)	(1,004)
Proceeds from sale of property and equipment	23	7	210
Changes in securities lending collateral receivable	(220)	(418)	—
Purchases of investment securities	(6,440)	(8,185)	(7,552)
Proceeds from maturities of investment securities	2,912	2,982	1,292
Proceeds from sales of investment securities	6,510	3,376	3,795
Other	—	(50)	—
Net cash provided by (used in) investing activities	2,273	(2,952)	(3,492)
Cash flows from financing activities
(Payments) receipts from contract deposits, net	(1,076)	(1,933)	828
Proceeds from issuance of senior notes, net	1,481	2,232	2,544
Repayment of senior notes	(948)	(1,107)	(1,832)
(Repayments) proceeds from issuance of commercial paper, net	(5)	(907)	211
Proceeds from short-term borrowings	—	—	100
Repayment of short-term borrowings	—	—	(100)
Repayment of term loan	—	—	(500)
Debt issue costs	(5)	(7)	(7)
Common stock repurchases	(151)	(817)	(1,573)
Dividends paid	(430)	(431)	(431)
Changes in securities lending payable	220	418	—
Changes in rebate factor payable	(123)	123	—
Change in book overdraft	(97)	50	55
Other, net	(81)	(108)	(151)
Net cash used in financing activities	(1,215)	(2,487)	(856)
Increase (decrease) in cash and cash equivalents	1,979	(2,473)	(367)
Cash and cash equivalents at beginning of period	2,221	4,694	5,061
Cash and cash equivalents at end of period	$4,200	$2,221	$4,694

Humana Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW—(Continued)

	For the year ended December 31,
	2025	2024	2023
Supplemental cash flow disclosures:	(in millions)
Interest payments	$628	$584	$394
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$91	$124	$462
Less: Fair value of liabilities assumed	(10)	(35)	(234)
Less: Noncontrolling interests acquired	—	—	5
Cash paid for acquired businesses, net of cash acquired	$81	$89	$233
The accompanying notes are an integral part of the consolidated financial statements.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REPORTING ENTITY
Nature of Operations
Humana Inc., headquartered in Louisville, Kentucky, is committed to putting health first – for our teammates, our customers, and our company. Through our Humana insurance services, and our CenterWell health care services, we make it easier for the millions of people we serve to achieve their best health – delivering the care and service they need, when they need it. These efforts are leading to a better quality of life for Medicare and Medicaid participants, families, individuals, military service personnel, and communities at large. References throughout these notes to consolidated financial statements to “we,” “us,” “our,” “Company,” and “Humana,” mean Humana Inc. and its subsidiaries. We derived approximately 83% of our total premiums and services revenue from contracts with the federal government in 2025, including 14% related to our federal government contracts with the Centers for Medicare and Medicaid Services, or CMS, to provide health insurance coverage for individual Medicare Advantage members in Florida. CMS is the federal government’s agency responsible for administering the Medicare program.
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
Employer Group Commercial Medical Products Business Exit
During 2025, we finalized our exit from the Employer Group Commercial Medical Products business, which included all fully insured, self-funded and Federal Employee Health Benefit medical plans, as well as associated wellness and rewards programs. No other Humana health plan offerings were materially affected. Following a strategic review, we determined the Employer Group Commercial Medical Products business was no longer positioned to sustainably meet the needs of commercial members over the long term or support our long-term strategic plans.
Value Creation Initiatives and Impairment Charges
In order to create capacity to fund growth in our businesses, we committed to drive additional value for the enterprise through cost saving and productivity initiatives. In addition, in response to sustained macroeconomic, regulatory and competitive pressures impacting the industry, we initiated a substantial multi-year transformation program designed to re-align our cost structure, operating model and technology footprint with evolving market conditions.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As a result of these initiatives, we recorded charges of $449 million, $281 million and $436 million in 2025, 2024 and 2023, respectively, primarily within operating costs in the consolidated statements of income. We expect to incur additional charges over the course of the program.
The value creation initiative charges primarily relate to $329 million, $25 million and $199 million in severance and other employee related charges in connection with workforce optimization in 2025, 2024 and 2023, respectively, as well as $40 million, $256 million and $237 million in asset impairments in 2025, 2024 and 2023, respectively. The remainder of the 2025 charges primarily relate to external consulting spend.
In addition, we recorded impairment charges of $253 million, $200 million and $91 million in 2025, 2024 and 2023, respectively. The impairment charges included impairment of indefinite-lived intangible assets for $128 million, $200 million and $55 million in 2025, 2024 and 2023, respectively, included within operating costs in our consolidated statements of income. The remaining impairment charges were included within investment income in our consolidated statements of income.
In addition to the value creation initiatives, we also recorded severance charges of $70 million in 2023 within operating costs in our consolidated statement of income as a result of our exit from the Employer Group Commercial Medical Products business.
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
Under the current expected credit losses model, or CECL, credit losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of an expected credit loss, only the amount of the impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Receivables and Revenue Recognition
Our Medicare contracts with CMS renew annually. We generally establish one-year specialty membership contracts, subject to cancellation on a 30-day written notice. Our military services contracts with the federal government and certain contracts with various state Medicaid programs generally are multi-year contracts subject to annual renewal provisions.
Premiums Revenue
We receive monthly premiums from the federal government and various states according to government specified payment rates and various contractual terms. We bill and collect member premiums on a monthly basis. Changes in Medicare premium revenues resulting from the periodic changes in risk-adjustment scores derived from medical diagnoses for our membership are estimated by projecting the ultimate annual premium and recognized ratably during the year with adjustments each period to reflect changes in the ultimate premium. Receivables or payables are classified as current or long-term in our consolidated balance sheet based on the timing of the expected settlement.
Premiums revenue is estimated by multiplying the membership covered under the various contracts by the contractual rates. Premiums revenue is recognized as income in the period members are entitled to receive services, and is net of estimated uncollectible amounts, retroactive membership adjustments, and adjustments to recognize rebates under the minimum benefit ratios required under the Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Health Care Reform Law. Medicare Advantage and Medicaid products are subject to minimum benefit ratio requirements. Estimated calendar year rebates recognized ratably during the year are revised each period to reflect current experience. Retroactive membership adjustments result from enrollment changes not yet processed, or not yet reported by the federal government and various states. We routinely monitor the collectability of specific accounts, the aging of receivables, historical retroactivity trends, estimated rebates, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Premiums received prior to the service period are recorded as unearned revenues.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Medicare Part D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with CMS. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts for providing prescription drug insurance coverage. We recognize premiums revenue for providing this insurance coverage ratably over the term of our annual contract. Our CMS payment is subject to risk sharing through the Medicare Part D risk corridor provisions. Receipts for reinsurance, low-income cost subsidies, and manufacturer discounts on certain prescription drugs represent payments for prescription drug costs for which we are not at risk.
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
Reinsurance and low-income cost subsidies represent funding from CMS in connection with the Medicare Part D program for which we assume no risk. Reinsurance subsidies represent funding from CMS for its portion of prescription drug costs which exceed the member’s out-of-pocket threshold, or the catastrophic coverage level. Low-income cost subsidies represent funding from CMS for all or a portion of the deductible, the coinsurance and co-payment amounts above the out-of-pocket threshold for low-income beneficiaries. Monthly prospective payments from CMS for reinsurance and low-income cost subsidies are based on assumptions submitted with our annual bid. A reconciliation and related settlement of CMS’s prospective subsidies against actual prescription drug costs we paid is made after the end of the year. The Health Care Reform Law mandated consumer discounts of 75% on brand name and generic prescription drugs for Part D plan participants in the coverage gap prior to January 1, 2025. These discounts were funded by CMS and pharmaceutical manufacturers while we administered the application of these funds. Effective January 1, 2025, the Medicare Part D coverage gap was eliminated as mandated by the Inflation Reduction Act of 2022. The standard Part D benefit now comprises three phases: the deductible phase, the initial coverage phase and the catastrophic coverage phase. Beneficiaries' out-of-pocket expenses for covered prescription drugs are capped at $2,000, after which they incur no additional cost sharing for the remainder of the year. In addition, the Coverage Gap Discount Program was replaced by the Manufacturer Discount Program, requiring pharmaceutical manufacturers to provide discounts on brand name drugs during both the initial coverage and catastrophic phases.
We account for the funding of subsidies and discounts for which we assume no risk as a deposit in our consolidated balance sheets and as a financing activity under receipts (payments) from contract deposits, net in our consolidated statements of cash flows.

	2025	2024	2023
	(in millions)
Part D subsidy/discount payments	$(12,121)	$(17,762)	$(17,582)
Part D subsidy/discount reimbursements	11,119	15,921	18,353
Net (payments) reimbursements	$(1,002)	$(1,841)	$771
We do not recognize premiums revenue or benefit expenses for these subsidies or discounts. Receipt and payment activity is accumulated at the contract level and recorded in our consolidated balance sheets in other current assets or trade accounts payable and accrued expenses depending on the contract balance at the end of the reporting period.
Settlement of the reinsurance and low-income cost subsidies as well as the risk corridor payment is based on a reconciliation made approximately 9 months after the close of each calendar year. Settlement with CMS for brand name prescription drug discounts is based on a reconciliation made approximately 14 to 18 months after the close of

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
each calendar year. We continue to revise our estimates with respect to the risk corridor provisions based on subsequent period pharmacy claims data. For additional information regarding amounts recorded to our consolidated balance sheets related to the risk corridor settlement and subsidies from CMS with respect to the Medicare Part D program, refer to Note 7.
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
Our primary care business recognizes revenues for certain value-based arrangements. Under these value-based arrangements, we enter into agreements with health plans to stand ready to deliver, integrate, direct and control the administration and management of certain health care services for our patients. In exchange, we receive a premium that is typically paid on a per member per month basis. These value-based arrangements represent a single performance obligation where revenues are recognized in the period in which we are obligated to provide integrated health care services to our patients. Fee-for-service revenue is recognized at agreed upon rates, net of contractual allowances, as the performance obligation is completed on the date of service.
For our home solutions business, revenues include net patient services revenue recorded based upon established billing rates, net of contractual allowances, discounts, or other implicit price concessions, and are recognized as performance obligations are satisfied, which is in the period services are rendered.
For the year ended December 31, 2025, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material. Further, revenue expected to be recognized in any future year related to remaining performance obligations is not material.
Other services revenue
Services revenue includes the processing of claims, offering access to our provider networks and clinical programs, and responding to customer service inquiries from members of self-funded groups. Services revenue is recognized in the period services are performed and are net of estimated uncollectible amounts. We routinely monitor the collectability of specific accounts, the aging of receivables, as well as prevailing and anticipated economic conditions, and reflect any required adjustments in current operations. Services revenue received prior to the service period is recorded as unearned revenue.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2025	2024	2023
	(in millions)
Health care cost payments	$(5,641)	$(7,477)	$(7,073)
Health care cost reimbursements	5,567	7,385	7,130
Net (payments) reimbursements	$(74)	$(92)	$57
Receivables
Receivables, including premium receivables, patient services revenue receivables, and other services revenue receivables, are shown net of allowances for estimated uncollectible accounts, retroactive membership adjustments, and contractual allowances.
At December 31, 2025 and 2024, accounts receivable related to services were $367 million and $360 million, respectively. For the years ended December 31, 2025, 2024 and 2023, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet at December 31, 2025 and 2024.
Other Current Assets
Other current assets include amounts associated with Medicare Part D, rebates due from pharmaceutical manufacturers and other amounts due within one year. We accrue pharmaceutical rebates as they are earned based on contractual terms and usage of the product. The balance of pharmaceutical rebates receivable was $1.9 billion and $1.7 billion at December 31, 2025 and 2024, respectively.
In October 2024, we entered an uncommitted receivables purchase facility, or the Facility, under which certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. Although the sale is made without recourse, we provide collection services related to the transferred assets without compensation. The Facility's initial total capacity was $1.19 billion with a one year term, unless terminated early or extended. In October 2025, we extended the Facility for an additional one year term and updated its capacity to $1.09 billion. As control of, and risk related to, the receivables are transferred to the financial institution, the transactions under the Facility are accounted for as a true sale. The derecognition of our receivables transferred to a financial institution reduce our net pharmaceutical rebate receivable balance included in “Other current assets” on our accompanying consolidated balance sheets and generate a loss on discounted receivables included in “Operating costs” on our accompanying consolidated statements of income. As servicer of the purchased receivables, we establish a payable to the financial institution included in “Trade accounts payable and accrued expenses” on our accompanying consolidated balance sheets for rebates collected from manufacturers not yet remitted to the financial institution. Cash proceeds from the sale of receivables to the financial institution are classified as an operating activity included in “Changes in other assets” and rebates collected from manufacturers not yet remitted to the financial institution are classified as a financing activity included in “Changes in rebate factor payable” on our accompanying consolidated statement of cash flows. For the year ended December 31, 2025, we sold $1.5 billion of pharmaceutical rebate receivables under the Facility and the loss on discounted receivables was not material. During 2025, we collected $1.0 billion, of the $1.5 billion sold, from manufacturers and remitted back to the financial institution. For the year ended December 31, 2024, we sold $639 million of pharmaceutical rebate receivables under the Facility and the loss on discounted receivables was not material. As of December 31, 2024, we collected $168 million from manufacturers, $123 million of which had not been remitted to the financial institution. During 2025, the $123 million was remitted back to the financial institution and the remaining $471 million receivables sold were collected from the manufacturers and remitted back to the financial institution.
Policy Acquisition Costs
Policy acquisition costs are those costs that relate directly to the successful acquisition of new and renewal insurance policies. Such costs include commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new business or renew existing business. We expensed policy acquisition costs related to our

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Medicare Advantage prepaid health services policies as incurred. These short-duration Medicare Advantage prepaid health services policies typically have a 1-year term and may be canceled upon 30 days notice.
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
For additional information regarding our equity method investments, refer to Note 4.
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
We perform a quantitative assessment to review goodwill for impairment to determine both the existence and amount of goodwill impairment, if any. Impairment tests are performed, at a minimum, in the fourth quarter of each year supported by our long-range business plan and annual planning process. We rely on an evaluation of future discounted cash flows to determine fair value of our reporting units. The fair value of our reporting units with significant goodwill exceeded carrying amounts. However, unfavorable changes in key assumptions or combinations of assumptions including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in our underlying cash flow assumptions, including revenue expectations and growth rates, operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our home solutions reporting unit, which accounted for $4.4 billion of goodwill. Impairment tests completed for 2025, 2024, and 2023 did not result in an impairment loss.
Intangible assets with indefinite lives relate to Certificate of Needs (CON) and Medicare licenses acquired as part of our acquisition of CenterWell Home Health (formerly Kindred at Home) are included within other long-term assets in the consolidated balance sheet at December 31, 2025 and December 31, 2024. We are required to annually compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of indefinite-lived intangible assets are determined based on the income approach. For our CON intangible assets, unfavorable changes in key assumptions or combinations of assumptions, including a significant increase in the discount rate, decrease in the long-term growth rate or substantial reduction in the underlying cash flow assumptions, including revenue growth rates, operating cost trends, and projected operating income could have a significant negative impact on the estimated fair value of our CON intangible assets, which account for $790 million of our intangible assets. Impairment tests completed on our indefinite-lived intangible assets for 2025, 2024 and 2023 resulted in impairment charges of $128 million, $200 million and $55 million, respectively. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows.
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
Benefits expense is recognized in the period in which services are provided and includes an estimate of the cost of services which have been incurred but not yet reported, or IBNR. Our reserving practice is to consistently recognize the actuarial best point estimate within a level of confidence required by actuarial standards. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
greater probability of being adequate versus being insufficient. Therefore, in many situations, the claim amounts ultimately settled will be less than the estimate that satisfies the actuarial standards of practice.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Future policy benefits payable
Future policy benefits payable includes liabilities for long-duration insurance policies primarily related to certain blocks of insurance assumed in acquisitions, primarily life and annuities in run-off status, and are included in our consolidated balance sheet within other long-term liabilities. Most of these policies are subject to reinsurance. For additional information regarding reinsurance, refer to Note 19.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
performance condition will be achieved. We estimate expected forfeitures and recognize compensation expense only for those awards which are expected to vest. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model.
For additional information regarding our stock-based compensation plans, refer to Note 14.
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
For additional information regarding our earnings per share, refer to Note 15.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for annual 2025 year-end financial statements. The updated guidance requires additional disclosure and disaggregated information in the income tax rate reconciliation along with qualitative explanation of individually significant reconciling items. The updated guidance also requires disclosure of the income taxes paid (net of refunds received) disaggregated by jurisdiction. Our income tax footnote was updated to reflect the adoption of the standard, which did not have a material impact on our disclosures.
Accounting Pronouncements Effective in Future Periods
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
3. ACQUISITIONS AND DIVESTITURES
During 2025, 2024, and 2023, we acquired various health and wellness related businesses, and divested of a business during 2025, that individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired have been included in our consolidated statements of income and consolidated balance sheets from the respective acquisition dates. Acquisition and divestiture related costs recognized in 2025, 2024 and 2023 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the year of acquisition, was not material for disclosure purposes.
On February 13, 2026, we completed the acquisition of a primary care business for consideration of approximately $941 million.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. EQUITY METHOD INVESTMENTS
We completed the sale of a 60% interest in Gentiva Hospice on August 11, 2022 and we account for our remaining minority ownership in Gentiva Hospice using the equity method of accounting. At December 31, 2025 and 2024, we owned approximately 35%. This investment was reflected in equity method investments in our December 31, 2025 and 2024 consolidated balance sheets, with our share of loss reported as equity in net losses in our consolidated statements of income for the years ended December 31, 2025, 2024, and 2023.
The summarized balance sheets at December 31, 2025 and 2024 and statements of income for the years ended December 31, 2025, 2024, and 2023 of Gentiva Hospice were as follows:

Balance sheets	December 31, 2025	December 31, 2024
	(in millions)
Current assets	$430	$407
Non-current assets	3,922	3,957
Current liabilities	327	413
Non-current liabilities	2,690	2,483
Shareholders' equity	1,335	1,468

Statements of income
	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
	(in millions)
Revenues	$2,054	$1,994	$1,850
Expenses	2,138	2,086	1,873
Net loss	(84)	(92)	(23)

Our primary care business previously entered into a strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, to accelerate the expansion of our primary care model through the development of clinics. As of December 31, 2025, there were 146 primary care clinics operating under the partnership. In addition, the agreements include a series of put and call options through which WCAS may require us to purchase their interest in the entity, and through which we may acquire WCAS’s interest, over the next 1 to 9 years. We have the option to purchase the first two cohorts of clinics in 2026 for approximately $1.0 billion to $1.5 billion based on current projections. All existing cohorts can be called by us from 2026 to 2033 or put to us by WCAS from 2027 to 2034 and could require $3.0 billion to $5.0 billion to purchase based on current projections. These estimates are dependent on multiple factors including the actual timing of when the put or call options are exercised, expected revenue growth at each center within the respective cohort and future capital contributions, among other factors. For additional information on inputs relevant to these put and call options, refer to Note 6.
Other equity method investments
We have several other individually immaterial equity method investments included within equity method investments in our consolidated balance sheets as of December 31, 2025 and 2024 with our share of income or loss reported as equity in net losses in our consolidated statements of income for the years ended December 31, 2025, 2024 and 2023.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at December 31, 2025 and 2024, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,314	$3	$(39)	$2,278
Mortgage-backed securities	3,980	7	(336)	3,651
Tax-exempt municipal securities	442	—	(14)	428
Mortgage-backed securities:
Residential	434	—	(46)	388
Commercial	1,058	1	(47)	1,012
Asset-backed securities	791	4	(12)	783
Corporate debt securities	7,998	31	(373)	7,656
Total debt securities	$17,017	$46	$(867)	16,196

December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$3,336	$1	$(110)	$3,227
Mortgage-backed securities	4,504	—	(509)	3,995
Tax-exempt municipal securities	548	—	(22)	526
Mortgage-backed securities:
Residential	586	—	(64)	522
Commercial	1,290	1	(85)	1,206
Asset-backed securities	1,424	3	(24)	1,403
Corporate debt securities	8,330	21	(595)	7,756
Total debt securities	$20,018	$26	$(1,409)	18,635

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $381 million and $383 million, respectively, at December 31, 2025. The book value and fair value were $381 million and $396 million, respectively, at December 31, 2024.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $638 million was held at December 31, 2025. At December 31, 2025, collateral from lending our investment securities was reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $193 million at December 31, 2025.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at December 31, 2025 and 2024, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
December 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$643	$(7)	$857	$(32)	$1,500	$(39)
Mortgage-backed securities	593	(3)	2,373	(333)	2,966	(336)
Tax-exempt municipal securities	51	—	347	(14)	398	(14)
Mortgage-backed securities:
Residential	10	—	321	(46)	331	(46)
Commercial	77	—	794	(47)	871	(47)
Asset-backed securities	85	—	263	(12)	348	(12)
Corporate debt securities	872	(6)	3,785	(367)	4,657	(373)
Total debt securities	$2,331	$(16)	$8,740	$(851)	$11,071	$(867)

December 31, 2024
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,343	$(68)	$456	$(42)	$2,799	$(110)
Mortgage-backed securities	1,766	(50)	2,203	(459)	3,969	(509)
Tax-exempt municipal securities	97	(1)	405	(21)	502	(22)
Mortgage-backed securities:
Residential	130	(2)	343	(62)	473	(64)
Commercial	58	(1)	992	(84)	1,050	(85)
Asset-backed securities	419	(5)	436	(19)	855	(24)
Corporate debt securities	2,385	(51)	4,269	(544)	6,654	(595)
Total debt securities	$7,198	$(178)	$9,104	$(1,231)	$16,302	$(1,409)
Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P at December 31, 2025. Our remaining debt securities below investment grade were primarily rated B. Tax-exempt municipal securities were diversified among general

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,150 positions out of a total of approximately 2,110 positions at December 31, 2025. All issuers of debt securities we own that were trading at an unrealized loss at December 31, 2025 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At December 31, 2025, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position at December 31, 2025, 2024 or 2023.
The detail of (losses) gains related to investment securities and included within investment income was as follows for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(in millions)
Gross gains on investment securities	$82	$37	$46
Gross losses on investment securities	(132)	(13)	(101)
Gross gains on equity securities	—	—	1
Gross losses on equity securities	—	—	—
Net recognized (losses) gains on investment securities	$(50)	$24	$(54)
Gains and losses recognized related to equity securities for the years ended December 31, 2025, 2024, and 2023 were not material.
The contractual maturities of debt securities available for sale at December 31, 2025, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,003	$999
Due after one year through five years	4,407	4,327
Due after five years through ten years	4,037	3,921
Due after ten years	1,307	1,115
Mortgage and asset-backed securities	6,263	5,834
Total debt securities	$17,017	$16,196

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at December 31, 2025 and 2024, respectively, for financial assets measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
December 31, 2025
Cash equivalents	$3,945	$3,945	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,278	—	2,278	—
Mortgage-backed securities	3,651	—	3,651	—
Tax-exempt municipal securities	428	—	428	—
Mortgage-backed securities:
Residential	388	—	388	—
Commercial	1,012	—	996	16
Asset-backed securities	783	—	656	127
Corporate debt securities	7,656	—	7,359	297
Total debt securities	16,196	—	15,756	440
Securities lending invested collateral	638	638	—	—
Total invested assets	$20,779	$4,583	$15,756	$440

December 31, 2024
Cash equivalents	$2,048	$2,048	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	3,227	—	3,227	—
Mortgage-backed securities	3,995	—	3,995	—
Tax-exempt municipal securities	526	—	526	—
Mortgage-backed securities:
Residential	522	—	522	—
Commercial	1,206	—	1,199	7
Asset-backed securities	1,403	—	1,330	73
Corporate debt securities	7,756	—	7,514	242
Total debt securities	18,635	—	18,313	322
Securities lending invested collateral	418	418	—	—
Total invested assets	$21,101	$2,466	$18,313	$322

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our Level 3 assets had a fair value of $440 million, or 2.1% of total invested assets, and $322 million, or 1.5% of total invested assets, at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	2025				2024
	Mortgage-backed securities: Commercial	Asset-backed securities	Corporate debt securities	Total	Mortgage-backed securities: Commercial	Asset-backed securities	Corporate debt securities	Total
	(in millions)				(in millions)
Beginning balance at January 1	$7	$73	$242	$322	$4	$38	$176	$218
Total gains or losses:
Realized in earnings	—	—	—	—	(1)	—	—	(1)
Unrealized in other comprehensive income	—	1	8	9	—	—	(1)	(1)
Purchases	9	55	64	128	6	36	72	114
Sales	—	—	—	—	(2)	—	(1)	(3)
Settlements	—	(2)	(17)	(19)	—	(1)	(4)	(5)
Transfers Out	—	—	—	—	—	—	—	—
Transfers In	—	—	—	—	—	—	—	—
Balance at December 31	$16	$127	$297	$440	$7	$73	$242	$322
Interest Rate Swaps
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate increase to the carrying value of the senior notes was approximately $6 million at December 31, 2025. Our swap positions at December 31, 2025 included swap assets of $57 million included within other long-term assets on our consolidated balance sheet, and swap liabilities of $51 million included within other long-term liabilities on our consolidated balance sheet. The cumulative, aggregate adjustment to the carrying value of the senior notes was a decrease of approximately $129 million at December 31, 2024. Our swap positions at December 31, 2024 included swap liabilities of $129 million, included within other long-term liabilities on our consolidated balance sheet. We include the gain or loss on the swap agreements in interest expense on our consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the years ended December 31, 2025 and December 31, 2024.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the notional amounts at December 31, 2025 and December 31, 2024, respectively, for our senior notes under the swap agreements:

	Notional amount at
Senior Notes Under Swap Agreements	December 31, 2025	December 31, 2024
	(in millions)
$1,500 million, 5.375% due April, 15, 2031	$700	$700
$750 million, 5.875% due March 1, 2033	650	650
$850 million, 5.950% due March 15, 2034	800	800
$750 million, 5.550% due May 1, 2035	600	—
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.950% due October 1, 2044	600	400
$400 million, 4.800% due March 15, 2047	350	200
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	700	700
$1,000 million, 5.750% due April 15, 2054	800	700
$500 million, 6.000% due May 1, 2055	450	—
Total Senior Notes Under Swap Agreements	$6,500	$5,000

Financial Liabilities
Our debt is recorded at carrying value in our consolidated balance sheets. The carrying value of our senior notes debt outstanding, net of unamortized debt issuance costs, was $12.4 billion at December 31, 2025 and $11.7 billion at December 31, 2024. The fair value of our senior note debt was $12.2 billion at December 31, 2025 and $11.2 billion at December 31, 2024. The fair value of our senior note debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our term loans and commercial paper borrowings. We had no  outstanding commercial paper borrowings at December 31, 2025 and December 31, 2024.
Put and Call Options Measured at Fair Value
The put and call options fair values associated with our primary care strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $1,400 million and $13 million, respectively, at December 31, 2025. The put and call options fair values, derived from the Monte Carlo simulation, were $883 million and $10 million, respectively, at December 31, 2024. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our consolidated balance sheets. Fair value changes to the put and call options are included within Other expense, net within our consolidated income statement.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value, annualized volatility and credit spread. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term revenue, to measure underlying cash flows, weighted average cost of capital and long term growth rate. The table below presents the assumptions used for December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Annualized volatility	18.8% - 19.9%	17.5% to 18.9%
Credit spread	1.1% - 1.6%	0.9% to 1.5%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	10.5% - 14.5%	11.0% to 14.5%
Long term growth rate	3.0%	3.0%
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
As disclosed in Note 3, we acquired various health and wellness related businesses during 2025, 2024, and 2023. The values of net tangible assets acquired and the resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying value as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for expected cash flows and discount rates in the present value calculations. There were no material asset or liabilities measured at fair value on a nonrecurring basis during 2025, 2024, or 2023 other than the assets and liabilities assumed in these acquisitions and any subsequent impairments. We recorded impairment charges of $128 million and $200 million relating to indefinite-lived intangible assets in 2025 and 2024, respectively.
7. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying consolidated balance sheets include the following amounts associated with Medicare Part D as of December 31, 2025 and 2024. CMS subsidies/discounts include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants funded by CMS and pharmaceutical manufacturers.
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
The accompanying consolidated balance sheets include $1.5 billion of net assets and $530 million of net assets associated with subsidy programs at December 31, 2025 and December 31, 2024, respectively.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The accompanying consolidated balance sheets also include $1.6 billion of net assets and $126 million of net assets associated with cost sharing programs at December 31, 2025 and December 31, 2024, respectively.
For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2.
8. PROPERTY AND EQUIPMENT, NET
Property and equipment was comprised of the following at December 31, 2025 and 2024:

	2025	2024
	(in millions)
Land	$15	$17
Buildings and leasehold improvements	1,064	1,038
Equipment	1,447	1,400
Computer software	2,993	3,216
	5,519	5,671
Accumulated depreciation	(3,288)	(3,139)
Property and equipment, net	$2,231	$2,532
Depreciation expense was $753 million in 2025, $884 million in 2024, and $831 million in 2023, including amortization expense for capitalized internally developed and purchased software of $536 million in 2025, $660 million in 2024, and $589 million in 2023.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2025 and 2024 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2024	$2,663	$6,887	$9,550
Acquisitions	—	81	81
Balance at December 31, 2024	2,663	6,968	9,631
Acquisitions	—	72	72
Dispositions	—	(17)	(17)
Balance at December 31, 2025	$2,663	$7,023	$9,686

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents details of our other intangible assets included in other long-term assets in the accompanying consolidated balance sheets at December 31, 2025 and 2024:

	Weighted Average Life	2025			2024
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
		(in millions)
Other intangible assets:
Certificates of need	Indefinite	$790	$—	$790	$910	$—	$910
Medicare licenses	Indefinite	262	—	262	270	—	270
Customer contracts/relationships	8.6 years	732	692	40	965	759	206
Trade names and technology	6.1 years	104	97	7	139	119	20
Provider contracts	11.9 years	67	65	2	67	64	3
Noncompetes and other	8.4 years	85	58	27	85	51	34
Total other intangible assets	8.5 years	$2,040	$912	$1,128	$2,436	$993	$1,443
Amortization expense for other intangible assets was approximately $51 million, $60 million and $67 million in 2025, 2024 and 2023, respectively.
We recorded impairment charges of $128 million, $200 million and $55 million relating to indefinite-lived intangible assets in 2025, 2024 and 2023 respectively.
We disposed $138 million of intangible assets in connection with the divestiture of a business in 2025.
The following table presents our estimate of amortization expense for each of the five next succeeding fiscal years:

(in millions)
2026	$24
2027	14
2028	9
2029	8
2030	8

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
Right-of-use assets included within other long-term assets in our consolidated balance sheets were $485 million and $445 million at December 31, 2025 and December 31, 2024, respectively. Operating lease liabilities included

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
within trade accounts payable and accrued expenses in our consolidated balance sheets were $126 million and $130 million at December 31, 2025 and December 31, 2024, respectively. Additionally, operating lease liabilities included within other long-term liabilities in our consolidated balance sheets were $418 million and $392 million at December 31, 2025 and December 31, 2024, respectively. The classification of our operating lease liabilities is based on the remaining lease term.
For the years ended December 31, 2025, 2024 and 2023, total fixed operating lease costs, excluding short-term lease costs, were $128 million, $121 million and $145 million, respectively, and are included within operating costs in our consolidated statements of income. Short-term lease costs were not material for the years ended December 31, 2025, 2024 and 2023. In addition, for the years ended December 31, 2025, 2024 and 2023, total variable operating lease costs were $114 million, $127 million and $120 million, respectively, and are included within operating costs in our consolidated statements of income.
We sublease facilities or partial facilities to third-party tenants for space not used in our operations. For the years ended December 31, 2025, 2024 and 2023, sublease rental income was $47 million, $50 million and $66 million, respectively, and is included within operating costs in our consolidated statements of income.
The weighted average remaining lease term is 6.2 years and 5.1 years at December 31, 2025 and December 31, 2024, respectively. The weighted average discount rate is 5.1% and 4.6% at December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities included within our operating cash flows was $140 million, $143 million and $166 million, respectively.

Maturity of Lease Liabilities	December 31, 2025
For the years ended December 31,	(in millions)
2026	$150
2027	127
2028	104
2029	67
2030	46
After 2030	138
Total lease payments	632
Less: Interest	88
Present value of lease liabilities	$544

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, as adjusted for collateralized borrowings, based on the information available at date of adoption or commencement date in determining the present value of lease payments.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Balances at January 1	$10,440	$10,241	$9,264
Acquisitions	—	—	62
Incurred related to:
Current year	111,841	101,365	89,266
Prior years	(1,029)	(701)	(872)
Total incurred	110,812	100,664	88,394
Paid related to:
Current year	(102,215)	(91,281)	(79,545)
Prior years	(9,070)	(9,184)	(7,934)
Total paid	(111,285)	(100,465)	(87,479)
Balances at December 31	$9,967	$10,440	$10,241
The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the net incurred claims amounts. At December 31, 2025 and 2024, benefits payable included IBNR of approximately $6.6 billion and $7.3 billion, primarily associated with claims incurred in each respective year. The cumulative number of reported claims as of December 31, 2025 was approximately 229.1 million for claims incurred in 2025, 223.7 million for claims incurred in 2024, and 218.8 million for claims incurred in 2023.
    Amounts incurred related to prior periods vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims, which generally results in favorable reserve development, or reserves that are considered redundant. We experienced favorable medical claims reserve development related to prior fiscal years of $1.0 billion in 2025, $701 million in 2024, and $872 million in 2023.
The medical claims reserve development for 2025, 2024, and 2023 primarily reflects the consistent application of trend and completion factors. The favorable development recognized in 2025 resulted primarily from trend factors and completion factors developing more favorably than originally expected. The favorable development recognized in 2024 and 2023 primarily resulted from trend factors developing more favorably than originally expected.
Incurred and Paid Claims Development
The following discussion provides information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2024 and 2023 is presented as supplementary information.
    Claims frequency is measured as medical fee-for-service claims for each service encounter with a unique provider identification number. Our claims frequency measure includes claims covered by deductibles as well as claims under capitated arrangements. Claim counts may vary based on product mix and the percentage of delegated capitation arrangements.
    The following tables provide information about incurred and paid claims development as of December 31, 2025, net of reinsurance.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Incurred Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2023 Unaudited	2024 Unaudited	2025
	(in millions)
2023 & Prior	$89,328	$88,675	$88,615
2024		101,365	100,396
2025			111,841
Total			$300,852

	Cumulative Paid Claims, Net of Reinsurance
	For the Years Ended December 31,
Claims Incurred Year	2023 Unaudited	2024 Unaudited	2025
	(in millions)
2023 & Prior	$79,545	$88,319	$88,584
2024		91,281	100,086
2025			102,215
Total			290,885
Benefits payable, net of reinsurance			$9,967
For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. INCOME TAXES
The provision for income taxes consisted of the following for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
Current provision
Federal	$130	$566	$915
State and local	45	39	84
Foreign	—	—	1
Total current provision	175	605	1,000
Deferred tax expense (benefit)
Federal	89	(179)	(178)
State and local	(14)	(13)	6
Foreign	—	—	8
Total deferred tax expense (benefit)	75	(192)	(164)
Total provision for income taxes	$250	$413	$836
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025		2024		2023
	($ in millions)
U.S. federal statutory tax rate	$302	21.0%	$340	21.0%	$698	21.0%
State and local income taxes, net of federal income tax effect	(6)	(0.4)%	14	0.9%	76	2.3%
Changes in unrecognized tax benefits	47	3.3%	29	1.8%	37	1.1%
Gain/loss on acquisitions and dispositions	(102)	(7.1)%	—	—%	(1)	—%
Other adjustments	9	0.6%	30	1.8%	26	0.8%
Provision for income taxes and effective income tax rate	$250	17.4%	$413	25.5%	$836	25.2%

The components of income before provision for income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
	(in millions)
Domestic	$1,485	$1,662	$3,351
Foreign	(47)	(42)	(26)
Total	$1,438	$1,620	$3,325
As of December 31, 2025, the Company paid income taxes net of refund of $231 million for federal income taxes and $41 million for state and local income taxes ($20 million for the state of Florida, and $21 million for other states). As of December 31, 2024, the Company paid income taxes net of refund of $506 million for federal income taxes and $64 million for state and local income taxes. As of December 31, 2023, the Company paid income taxes net of refund of $903 million for federal income taxes, $92 million for state and local income taxes, and $2 million for foreign income taxes.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred income tax balances reflect the impact of temporary differences between the tax bases of assets or liabilities and their reported amounts in our consolidated financial statements, and are stated at enacted tax rates expected to be in effect when the reported amounts are actually recovered or settled.
Principal components of our net deferred tax balances at December 31, 2025 and 2024 were as follows:

	Assets (Liabilities)
	2025	2024
	(in millions)
Benefits payable	$174	$217
Compensation and other accrued expense	172	171
Net operating loss carryforward	148	93
Deferred acquisition costs	35	39
Other	26	6
Unearned revenues	35	6
Investment securities	544	510
Total deferred income tax assets	1,134	1,042
Valuation allowance	(139)	(85)
Total deferred income tax assets, net of valuation allowance	995	957
Depreciable property and intangible assets	(523)	(502)
Prepaid expenses	(353)	(172)
Other	(35)	(23)
Total deferred income tax liabilities	(911)	(697)
Total net deferred income tax assets (liabilities)	$84	$260
Amounts recognized in the consolidated balance sheets:
Other long-term assets	$84	$260
All deferred tax assets and liabilities are classified as noncurrent in our consolidated balance sheets as other long-term assets and liabilities at December 31, 2025 and 2024, respectively.
Valuation allowances are provided when it is considered more likely than not deferred tax assets will not be realized. The valuation allowances primarily relate to future tax benefits on certain federal, state and non-U.S. net operating loss carryforwards. At December 31, 2025, we had approximately $0.5 million of federal net operating losses, $2.0 billion of pre-tax state net operating losses, and approximately $141 million of Puerto Rico net operating losses to carry forward. A portion of these loss carryforwards, if not used to offset future taxable income, will expire from 2026 through 2042. The remaining balance of the net operating loss carryforwards has no expiration date. Due to limitations and uncertainty regarding our ability to use some of the loss carryforwards and certain other deferred tax assets, a valuation allowance of $139 million was established. For the remainder of the net operating loss carryforwards and other cumulative temporary differences, based on our historical record of producing taxable income and profitability, we have concluded that future operating income will be sufficient to recover these deferred tax assets.
We file income tax returns in the United States and Puerto Rico. The U.S. Internal Revenue Service, or IRS, has completed its examinations of our consolidated income tax returns for 2022 and prior years. Our 2023 tax return is in the post-filing review period under the Compliance Assurance Process, or CAP, as we received a “no-change” letter in April of 2025. For our 2024 tax return, we received a full acceptance letter under the CAP, indicating that we have completed the advance (pre‑filing) review stage. With a few exceptions, which are immaterial in the aggregate, we are no longer subject to state, local and foreign tax examinations for years before 2021. We are not aware of any material adjustments that may be proposed as a result of any ongoing or future examinations.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. DEBT
The carrying value of debt outstanding was as follows at December 31, 2025 and 2024:

	2025	2024
	(in millions)
Short-term debt:
Senior notes:
$600 million, 4.500% due April 1, 2025	—	577
Total senior notes	—	577
Total short-term debt	$—	$577

Long-term debt:
Senior notes:
$750 million, 1.350% due February 3, 2027	563	689
$600 million, 3.950% due March 15, 2027	466	538
$500 million, 5.750% due March 1, 2028	491	490
$500 million, 5.750% due December 1, 2028	497	496
$750 million, 3.700% due March 23, 2029	586	585
$500 million, 3.125% due August 15, 2029	388	433
$500 million, 4.875% due April 1, 2030	497	497
$1,500 million, 5.375% due April, 15, 2031	1,493	1,226
$750 million, 2.150% due February 3, 2032	592	744
$750 million, 5.875% due March 1, 2033	750	726
$850 million, 5.950% due March 15, 2034	832	806
$750 million, 5.550% due May 1, 2035	746	—
$250 million, 8.150% due June 15, 2038	260	260
$400 million, 4.625% due December 1, 2042	374	366
$750 million, 4.950% due October 1, 2044	717	714
$400 million, 4.800% due March 15, 2047	396	392
$500 million, 3.950% due August 15, 2049	517	505
$750 million, 5.500% due March 15, 2053	727	705
$1,000 million, 5.750% due April, 15, 2054	991	972
$500 million, 6.000% due May 1, 2055	486	—
Total long-term debt	$12,369	$11,144
Maturities of the short-term and long-term debt for the years ending December 31, are as follows:

For the years ending December 31,	(in millions)
2026	$—
2027	1,031
2028	993
2029	979
2030	500
Thereafter	8,996

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
In October 2025, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 2.150% senior notes maturing in February 2032, a portion of our $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 and a portion of our $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029 during the period beginning on October 3, 2025 and ending on December 31, 2025. For the period ended December 31, 2025, we repurchased $200 million principal amount of these senior notes for approximately $177 million cash.
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 6. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate increase to the carrying value of the senior notes was approximately $6 million at December 31, 2025.
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
The SOFR spread varies depending on our credit ratings ranging from 79.5 to 130.0 basis points. As of December 31, 2025, our SOFR spread was 101.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee varies depending on our credit ratings ranging from 8.0 to 20.0 basis points. As of December 31, 2025, our facility fee was 11.0 basis points.
The terms of our revolving credit agreements include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, our credit agreements contain customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 41.1% as measured in accordance with the revolving credit agreements as of December 31, 2025. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreement by up to $1.0 billion, to a maximum of $6.0 billion.
At December 31, 2025, we had no borrowings and approximately $10 million of letters of credit outstanding under the revolving credit agreement. Accordingly, as of December 31, 2025, we had $4.990 billion of remaining borrowing capacity under the credit agreement (which excludes the uncommitted $1.0 billion of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreements.
Commercial Paper
Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the year ended December 31, 2025 was $1.2 billion, with no outstanding amount at December 31, 2025 and December 31, 2024.
Other Short-Term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At December 31, 2025 we had no outstanding short-term FHLB borrowings.
14. EMPLOYEE BENEFIT PLANS
Employee Savings Plan
We have defined contribution retirement savings plans covering eligible associates which include matching contributions based on the amount of our associates’ contributions to the plans. The cost of these plans amounted to approximately $304 million in 2025, $293 million in 2024, and $278 million in 2023. The Company’s cash match is invested pursuant to the participant’s contribution direction. Based on the closing price of our common stock of $256.13 on December 31, 2025, approximately 3% of the retirement and savings plan’s assets were invested in our common stock, or approximately 1.0 million shares, representing approximately 0.9% of the shares outstanding as of December 31, 2025. At December 31, 2025, approximately 5.1 million shares of our common stock were reserved for issuance under our defined contribution retirement savings plans.
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
The compensation expense that has been charged against income for these plans was as follows for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(in millions)
Stock-based compensation expense by type:
Restricted stock	$233	$198	$168
Stock options	8	9	7
Total stock-based compensation expense	241	207	175
Tax benefit recognized	(44)	(29)	(28)
Stock-based compensation expense, net of tax	$197	$178	$147
The tax benefit recognized in our consolidated financial statements is based on the amount of compensation expense recorded for book purposes, subject to limitations on the deductibility of annual employee compensation as mandated by regulation. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock vested during the period, subject to limitations on the deductibility of annual employee compensation as mandated by regulation. The actual tax benefit realized for the deductions taken on our tax returns from option exercises and restricted stock vesting totaled $27 million in 2025, $21 million in 2024, and $30 million in 2023. There was no capitalized stock-based compensation expense during these years.
At December 31, 2025, there were approximately 13.7 million shares reserved for stock award plans under the Humana Inc. Amended & Restated Plan, or 2019 Plan. These reserved shares included giving effect to, under the Amended & Restated Plan, 4.4 million shares of common stock available for future grants assuming all stock options were granted or 1.3 million shares available for future grants assuming all restricted stock were granted. Shares may only be issued from the Amended & Restated Plan, as any shares remaining in all other historical equity plans are not available for issuance.
Restricted Stock
Restricted stock is granted with a fair value equal to the market price of our common stock on the date of grant and generally vests in equal annual tranches over a three year period from the date of grant. Certain of our restricted stock grants also include performance-based conditions generally associated with strategic measures aligned with our growth objectives. Restricted stock units have forfeitable dividend equivalent rights equal to the dividend paid on common stock. The weighted-average grant date fair value of our restricted stock was $257.55 in 2025, $364.59 in 2024, and $508.23 in 2023. Activity for our restricted stock was as follows for the year ended December 31, 2025:

	Shares	Weighted- Average Grant-Date Fair Value
	(shares in thousands)
Nonvested restricted stock at December 31, 2024	868	$426.40
Granted	1,049	257.55
Vested	(578)	354.60
Forfeited	(108)	318.50
Nonvested restricted stock at December 31, 2025	1,231	$319.91

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Approximately 31% of the nonvested restricted stock at December 31, 2025 included performance-based conditions.
The fair value of shares vested was $152 million during 2025, $157 million during 2024, and $236 million during 2023. Total compensation expense not yet recognized related to nonvested restricted stock was $237 million at December 31, 2025. We expect to recognize this compensation expense over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock once vested.
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
In 2025, no stock options were granted. The weighted-average fair value of each option granted during 2024 and 2023 is provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the weighted-average assumptions indicated below:

	2024	2023
Weighted-average fair value at grant date	$96.42	$130.74
Expected option life (years)	3.5 years	3.0 years
Expected volatility	28.8%	31.6%
Risk-free interest rate at grant date	4.3%	4.5%
Dividend yield	0.9%	0.7%
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
Activity for our option plans was as follows for the year ended December 31, 2025:

	Shares Under Option	Weighted-Average Exercise Price
	(shares in thousands)
Options outstanding at December 31, 2024	375	$404.61
Forfeited	(21)	375.21
Options outstanding at December 31, 2025	354	$406.35
Options exercisable at December 31, 2025	235	$406.54
As of December 31, 2025, outstanding stock options, substantially all of which are expected to vest, had no intrinsic value, and a weighted-average remaining contractual term of 3.8 years. As of December 31, 2025, exercisable stock options had no intrinsic value, and a weighted-average remaining contractual term of 3.1 years. There was no intrinsic value of stock options exercised during 2025, compared with $0.1 million during 2024 and $3 million during 2023. No cash was received from stock option exercises in 2025. Cash received from stock option exercises totaled $0.3 million in 2024 and $9 million in 2023.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Total compensation expense not yet recognized related to nonvested options was $6 million at December 31, 2025. We expect to recognize this compensation expense over a weighted-average period of approximately 1 year.
15. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(dollars in millions, except per common share results, number of shares/options in thousands)
Net income available for common stockholders	$1,188	$1,207	$2,489
Weighted-average outstanding shares of common stock used to compute basic earnings per common share	120,454	120,571	123,866
Dilutive effect of:
Employee stock options	—	3	32
Restricted stock	372	295	543
Shares used to compute diluted earnings per common share	120,826	120,869	124,441
Basic earnings per common share	$9.87	$10.01	$20.09
Diluted earnings per common share	$9.84	$9.98	$20.00
Number of antidilutive stock options and restricted stock awards excluded from computation	895	814	207

16. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights, in 2023, 2024, and 2025, under our Board approved quarterly cash dividend policy:

Payment Date	Amount per Share	Total Amount
		(in millions)
2023	$3.44	$428
2024	$3.54	$428
2025	$3.54	$426

In October 2025, the Board declared a cash dividend of $0.885 per share payable on January 30, 2026 to stockholders of record on December 26, 2025 for an aggregate amount of $107 million. In February 2026, the Board declared a cash dividend of $0.885 per share payable on April 24, 2026 to stockholders of record on March 27, 2026. Declaration and payment of future quarterly dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the year ended December 31, 2025, we repurchased 0.4 million shares in open market transactions for $100 million. These shares were repurchased at an average price of $233.73 under the February 2024 share repurchase authorization. During the year ended December 31, 2024, we repurchased 1.9 million shares in open market transactions for $750 million. These shares were repurchased at an average price of $384.65 under the February 2023 and 2024 share repurchase authorizations.
Our remaining repurchase authorization was $2.7 billion as of February 18, 2026.
Excluding shares acquired in connection with employee stock plans, share repurchases were as follows during the years ended December 31, 2025, 2024 and 2023:

		2025		2024		2023
Authorization Date	Purchase Not to Exceed	Shares	Cost	Shares	Cost	Shares	Cost
	(in millions)
February 2024	$3,000	0.4	$100	0.2	$74	—	$—
February 2023	$3,000	—	$—	1.7	$676	3.1	$1,500
February 2021	$3,000	—	$—	—	$—	—	$—
Total repurchases		0.4	$100	1.9	$750	3.1	$1,500

In connection with employee stock plans, we acquired 0.2 million common shares for $51 million in 2025, 0.2 million common shares for $46 million in 2024, and 0.2 million common shares for $73 million in 2023.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $14.1 billion and $13.2 billion as of December 31, 2025 and 2024, respectively, which exceeded aggregate minimum regulatory requirements of $6.9 billion and $11.4 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2026 is approximately $1.1 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.1 billion in 2025, $1.5 billion in 2024, and $1.8 billion in 2023.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Purchase Obligations
We have agreements to purchase services, primarily information technology related services, or to make improvements to real estate, in each case that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum levels of service to be purchased; fixed, minimum or variable price provisions; and the appropriate timing of the transaction. We have purchase obligation commitments of $1.2 billion in 2026, $953 million in 2027, $595 million in 2028, $298 million in 2029, and $273 million in 2030. Purchase obligations exclude agreements that are cancellable without penalty.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2025, we were not involved in any SPE transactions.
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
Government Contracts
Our Medicare products, which accounted for approximately 83% of our total premiums and services revenue for the year ended December 31, 2025, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2026, and all of our product offerings filed with CMS and going to market for 2026 have been approved.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (“APA”). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. They also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2026 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. CMS confirmed its intent to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without the use of a FFS Adjuster, to CMS audits conducted for PY 2018 and subsequent years when it selected certain of Humana's MA contracts for PY 2018 RADV audits. Further, on May 21, 2025, CMS announced that it will conduct RADV audits for all eligible MA contracts for each payment year in all newly initiated audits and expedite the completion of RADV audits for PY 2018 through PY 2024 by early 2026. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, the expansion of CMS's auditing efforts to include all eligible MA contracts, the acceleration of RADV audits for PY 2018 through PY 2024, other changes CMS may make to the RADV audit methodology for these years, and combination of these expanded auditing efforts with the application of the Final RADV Rule, could each have a material adverse effect on our results of operations, financial position, or cash flows.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. On September 25, 2025, the Court granted our motion for summary judgment and vacated the Final RADV Rule, finding that the Final RADV Rule was procedurally invalid under the APA because it was not a “logical outgrowth” of the Proposed RADV Rule. On November 21, 2025, the government notified the court of its appeal of that decision, which is now pending at the United States Court of Appeals for the Fifth Circuit and captioned Humana v Kennedy. There can be no assurances as to the final disposition of this lawsuit. We remain committed to working alongside CMS to promote the integrity of the MA program as well as affordability and cost certainty for our members. It is critical that MA plans are paid accurately and that payment model principles, including the application of a FFS Adjuster, are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.
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
Our state-based Medicaid business, which accounted for approximately 10% of our total premiums and services revenue for the year ended December 31, 2025, primarily served members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
The loss of any of the contracts above or significant changes in these programs as a result of legislative or regulatory action, including reductions in premium payments to us, regulatory restrictions on profitability, or increases in member benefits or member eligibility criteria without corresponding increases in premium payments to us, may have a material adverse effect on our results of operations, financial position, and cash flows.
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
On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. September 25, 2025, the Court granted our motion for summary judgment and vacated the Final RADV Rule, finding that the Final RADV Rule was procedurally invalid under the APA because it was not a "logical outgrowth" of the Proposed RADV Rule. On November 21, 2025, the government notified the court of its appeal of that decision, which is now pending at the United States Court of Appeals for the Fifth Circuit and captioned Humana v Kennedy. There can be no assurances as to the final disposition of this lawsuit. See “Government Contracts” in this Note 17 for additional information regarding this matter.
In June 2024, a putative stockholder class action was filed against Humana Inc. and certain of our current and former executive officers under the federal securities laws in the United States District Court for the District of Delaware. The case, now captioned In re Humana Inc. Securities Litigation, alleges that between July 2022 and October 2024, Humana made false or misleading statements in its periodic SEC filings and statements to the financial markets about our financial performance and the medical costs, Star Ratings and certain distribution relationships with respect to our Medicare Advantage business. The action seeks, among other things, unspecified compensatory damages and attorneys' fees. Between July 2024 and March 2025, parallel stockholder derivative

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
actions were filed in the United States District Court for the Western District of Kentucky, now consolidated and captioned In re Humana Shareholder Derivative Action, and Nicolaou v. Broussard, was filed in Commonwealth of Kentucky, Jefferson Circuit Court, alleging that the same claimed acts and omissions underlying the federal securities law case, as well as certain Medicare Advantage distribution relationships, also constitute a breach of fiduciary duty by certain of our current and former directors and executive officers. The actions seek, among other things, reforms to the Company's corporate governance and internal procedures, unspecified damages and attorneys' fees. We will vigorously defend against the allegations in all cases.
On October 18, 2024, Humana Inc., along with co-plaintiff Americans for Beneficiary Choice, filed suit against the United States Department of Health and Human Services and its Secretary, Centers for Medicare and Medicaid Services, and its Administrator, in the United States District Court, Northern District of Texas, Fort Worth Division, seeking a determination that they violated the Administrative Procedure Act in administering the Medicare Advantage and Part D Star Ratings program. On October 14, 2025, the Court issued a decision rejecting our challenge to the 2025 Star Ratings. On November 25, 2025, we notified the court of our appeal, which is now pending at the United States Court of Appeals for the Fifth Circuit. There is no assurance that we will ultimately prevail in the lawsuit. For additional information on this matter, refer to Part I, Item 1A, "Risk Factors" of this Form 10-K.
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
On December 30, 2025, the United States Court of Appeals for the Sixth Circuit denied Humana’s petition for permission to appeal a district court order certifying a class in the action of David Elliott v Humana Inc., alleging violations of the Telephone Consumer Protection Act (“TCPA”), 47 U.S.C. §227. The class action will proceed in the United States District Court, Western District of Kentucky. We take seriously our obligations to comply with TCPA and other consumer privacy requirements, and we will vigorously defend against these allegations.
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We present our consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third-party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $14.1 billion in 2025, $20.3 billion in 2024, and $20.7 billion in 2023. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy solutions operations, are included with benefits expense. The amount of this expense was $125 million in 2025, $129 million in 2024, and $138 million in 2023.
Other than those described previously, the accounting policies of each segment are the same and are described in Note 2. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy solutions, primary care, and home solutions, to our Insurance segment customers. Intersegment sales and expenses are recorded primarily at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below. Premium and services revenues derived from our contracts with the federal government, as a percentage of our total premium and services revenues, were approximately 83% for 2025, 85% for 2024 and 84% for 2023.

Humana Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2025
External revenues
Premiums revenue	$122,825	$—	$—	$122,825
Services revenue	1,017	4,816	—	5,833
Total external revenues	123,842	4,816	—	128,658
Intersegment revenues	4	17,657	(17,661)	—
Investment income	717	—	289	1,006
Total revenues	124,563	22,473	(17,372)	129,664
Operating expenses:
Benefits	111,043	—	(231)	110,812
Operating costs	11,260	20,915	(16,725)	15,450
Depreciation and amortization	596	219	(117)	698
Total operating expenses	122,899	21,134	(17,073)	126,960
Income (loss) from operations	$1,664	$1,339	$(299)	$2,704

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2024
External revenues
Premiums revenue	$112,104	$—	$—	$112,104
Services revenue	966	3,465	—	4,431
Total external revenues	113,070	3,465	—	116,535
Intersegment revenues	4	16,471	(16,475)	—
Investment income	690	—	536	1,226
Total revenues	113,764	19,936	(15,939)	117,761
Operating expenses:
Benefits	101,299	—	(635)	100,664
Operating costs	10,443	18,383	(15,130)	13,696
Depreciation and amortization	733	224	(118)	839
Total operating expenses	112,475	18,607	(15,883)	115,199
Income (loss) from operations	$1,289	$1,329	$(56)	$2,562

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
	(in millions)
2023
External revenues
Premiums revenue	$101,272	$—	$—	$101,272
Services revenue	1,000	3,033	—	4,033
Total external revenues	102,272	3,033	—	105,305
Intersegment revenues	31	15,372	(15,403)	—
Investment income	551	—	518	1,069
Total revenues	102,854	18,405	(14,885)	106,374
Operating expenses:
Benefits	89,100	—	(706)	88,394
Operating costs	10,408	16,791	(14,011)	13,188
Depreciation and amortization	692	210	(123)	779
Total operating expenses	100,200	17,001	(14,840)	102,361
Income (loss) from operations	$2,654	$1,404	$(45)	$4,013

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
Reinsurance recoverables represent the portion of future policy benefits payable and benefits payable that are covered by reinsurance. Reinsurance recoverables, included in other long-term assets, were $159 million at December 31, 2025 and $167 million at December 31, 2024. The amount of these reinsurance recoverables resulting from 100% coinsurance agreements was approximately $159 million at December 31, 2025 and approximately $167 million at December 31, 2024. Premiums ceded were $7 million in 2025, $5 million in 2024 and $1 million in 2023. Benefits ceded were $3 million in 2025, $4 million in 2024, and $3 million in 2023.
We evaluate the financial condition of our reinsurers on a regular basis. Protective Life Insurance Company, with $146 million in reinsurance recoverables, is well-known and well-established with a AM Best rating of A+ at December 31, 2025. The remaining reinsurance recoverables of $13 million are divided between 7 other reinsurers, with none subject to funds withheld accounts or other financial guarantees supporting the repayment of these amounts.
During 2025, we entered an agreement with an unrelated insurer that does not qualify for reinsurance accounting under GAAP, and is accounted for using deposit accounting accordingly. We entered into this contract to minimize the risk of catastrophic loss, reducing capital and surplus requirements. Total deposit assets and liabilities related to the reinsurance agreement that does not qualify for reinsurance accounting under GAAP was not material as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Humana Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Humana Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Incurred but not yet Reported Benefits Payable

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s incurred but not yet reported benefits payable (IBNR) was $6.6 billion as of December 31, 2025. Management develops its estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim experience. Actuarial standards of practice generally require a level of confidence such that the liabilities established for IBNR have a greater probability of being adequate versus being insufficient. For periods prior to the most recent two months, a completion factor method uses historical paid claims patterns to estimate the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. Changes in claim inventory levels and known changes in claim payment processes are taken into account in these estimates. For the most recent two months, the incurred claims are estimated primarily from a trend analysis based upon per member per month claims trends developed from historical experience in the preceding months, adjusted for known changes in estimates of hospital admissions, recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix and workday seasonality.

The principal considerations for our determination that performing procedures relating to the valuation of IBNR is a critical audit matter are (i) the significant judgment by management when developing the estimate of IBNR; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the actuarial methodologies and management’s significant assumptions related to completion factors and per member per month claims trends; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

Impairment Assessments – Home Solutions Reporting Unit Goodwill and Certificates of Need Intangible Assets

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s goodwill balance was $9.7 billion as of December 31, 2025, of which $4.4 billion relates to the Home Solutions reporting unit. The Company’s other intangible assets balance was $1.1 billion as of December 31, 2025, of which $0.8 billion relates to the Certificates of Need intangible assets. Impairment tests are performed, at a minimum, in the fourth quarter of each year and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Management uses future discounted cash flows analyses to determine fair value. Key assumptions in management’s future discounted cash flow analyses include revenue growth rates, long-term growth rates, operating cost trends, projected operating income, and discount rates. The annual impairment assessment of the Certificates of Need intangible assets resulted in an impairment charge of $0.1 billion in the year ended December 31, 2025.

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
February 19, 2026

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
Based on our evaluation as of December 31, 2025, we as the principal executive officer, the principal financial officer and the principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Company’s consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears on pages 113-115.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) None.

(b) During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2026 appearing under the caption “Proposal One: Election of Directors” in such Definitive Proxy Statement.
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
•the responsibility of the Company’s Chairman or Lead Independent Director, as applicable, to convene, set the agenda for, and lead executive sessions of the non-management directors, pursuant to our Corporate Governance Guidelines;
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

Additional information about these items can be found in, and is incorporated by reference to, our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2026.
Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Registrant’s Board of Directors
None.
Audit Committee Financial Expert
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2026 appearing under the caption “Corporate Governance – Audit Committee” of such Definitive Proxy Statement.
Audit Committee Composition and Independence
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2026 appearing under the caption “Corporate Governance – Committee Membership and Attendance” of such Definitive Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
Additional information required by this Item is incorporated herein by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2026.

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

Information concerning stock option awards and the number of securities remaining available for future issuance under our equity compensation plans in effect as of December 31, 2025 follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	354,178	$406.349	$4,366,493	(2)(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	354,178	$406.349	$4,366,493
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
(4)Of the number listed above, 1,303,431 shares (from the Amended and Restated Plan) can be issued as restricted stock at December 31, 2025 (giving effect to the provision that one restricted share is equivalent to 3.35 stock options in the Amended and Restated Plan). No remaining shares available may be issued from any historical equity plans with the exception of the Amended & Restated Plan.
The information under the captions “Stock Ownership Information - Security Ownership of Certain Beneficial Owners of Company Common Stock” and “Stock Ownership Information - Security Ownership of Directors and Executive Officers” in our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2026, is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2026 appearing under the captions “Certain Transactions with Management and Others” and “Corporate Governance – Director Independence” of such Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is herein incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 16, 2026 appearing under the caption “Audit Committee Report” of such Definitive Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The financial statements, Report of Independent Registered Public Accounting Firm (PCAOB ID 238), financial statement schedule and exhibits set forth below are filed as part of this report.

(1)	Financial Statements – The response to this portion of Item 15 is submitted as Item 8 of Part II of this report.

(2)	The following Consolidated Financial Statement Schedule is included herein:

	Schedule I	Parent Company Condensed Financial Information at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023
All other schedules have been omitted because they are not applicable.
(3)Exhibits:

3(a)	Restated Certificate of Incorporation of Humana Inc. filed with the Secretary of State of Delaware on November 9, 1989, as restated to incorporate the amendment of January 9, 1992, and the correction of March 23, 1992, and the amendment dated April 24, 2024 (incorporated herein by reference to Exhibit 3(i) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

(b)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).

4(a)	Indenture, dated as of August 5, 2003, by and between Humana Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-05975).

(b)	Fourth Supplemental Indenture, dated as of June 5, 2008, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on June 5, 2008).

(c)	Indenture, dated as of March 30, 2006, by and between Humana Inc. and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Registration Statement on Form S-3 filed on March 31, 2006, Req. No. 333-132878).

(d)	There are no instruments defining the rights of holders with respect to long-term debt in excess of 10 percent of the total assets of Humana Inc. on a consolidated basis. Other long-term indebtedness of Humana Inc. is described herein in Note 13 to Consolidated Financial Statements. Humana Inc. agrees to furnish copies of all such instruments defining the rights of the holders of such indebtedness not otherwise filed as an Exhibit to this Annual Report on Form 10-K to the Commission upon request.

(e)	Sixth Supplemental Indenture, dated as of December 10, 2012, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on December 10, 2012).

(f)	Ninth Supplemental Indenture, dated as of September 19, 2014, by and between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on September 19, 2014).

(g)	Tenth Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(h)	Eleventh Supplemental Indenture, dated March 16, 2017, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 16, 2017).

(i)	Fourteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(j)	Fifteenth Supplemental Indenture, dated August 15, 2019, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 15, 2019).

(k)
Sixteenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(l)	Seventeenth Supplemental Indenture, dated March 26, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K, filed March 27, 2020).

(m)	Nineteenth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(n)	Twentieth Supplemental Indenture, dated August 3, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on August 3, 2021).

(o)	Twenty-First Supplemental Indenture, dated March 23, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 23, 2022).

(p)	Twenty-Second Supplemental Indenture, dated November 22, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on November 22, 2022).

(q)	Twenty-Third Supplemental Indenture, dated November 22, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on November 22, 2022).

(r)	Twenty-Fourth Supplemental Indenture, dated March 13, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2023).

(s)	Twenty-Fifth Supplemental Indenture, dated March 13, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 13, 2023).

(t)	Twenty-Sixth Supplemental Indenture, dated November 9, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on November 9, 2023).

(u)	Twenty-Seventh Supplemental Indenture, dated November 9, 2023, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on November 9, 2023).

(v)	Twenty-Eighth Supplemental Indenture, dated March 13, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.'s Current Report on Form 8-K filed on March 13, 2024).

(w)	Twenty-Ninth Supplemental Indenture, dated March 13, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.'s Current Report on Form 8-K filed on March 13, 2024).

(x)	Thirtieth Supplemental Indenture, dated March 5, 2025, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on March 5, 2025).

(y)	Thirty-First Supplemental Indenture, dated March 5, 2025, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on March 5, 2025).

(z)	Description of Securities (incorporated herein by reference to Exhibit 4(x) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024).

10(a)*	Humana Inc. Executive Incentive Compensation Plan, as amended and restated January 1, 2020 (incorporated herein by reference to Exhibit 10(b) to Humana Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

(b)*	Trust under Humana Inc. Deferred Compensation Plans (incorporated herein by reference to Exhibit 10(p) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-05975).

(c)*	The Humana Inc. Deferred Compensation Plan for Non-Employee Directors (as amended on October 18, 2012) (incorporated herein by reference to Exhibit 10(m) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(d)*†	Humana Inc. Executive Severance Policy, effective as amended February 18, 2026.

(e)*	Humana Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-171616), filed on January 7, 2011).

(f)*†	Humana Retirement Equalization Plan, as amended and restated as of January 1, 2026.

(g)*	Letter agreement with Humana Inc. officers concerning health insurance availability (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-05975).

(h)*	Executive Long-Term Disability Program (incorporated herein by reference to Exhibit 10(a) to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(i)*	Indemnity Agreement (incorporated herein by reference to Appendix B to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on January 8, 1987).

(j)*	Summary of the Company’s Financial Planning Program for our executive officers (incorporated herein by reference to Exhibit 10(v) to Humana’s Inc.’s Annual Report on Form 10-K filed on February 22, 2013).

(k)	Five-Year $5 Billion Amended and Restated Credit Agreement, dated as of May 30, 2025, among Humana Inc., and JPMorgan Chase Bank, N.A. as Agent, Bank of America, N.A. as Syndication Agent, Citibank, N.A., Goldman Sachs Bank USA, PNC Bank, U.S. Bank, National Association and Wells Fargo Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., Goldman Sachs Bank USA, PNC Capital Markets LLC, U.S. Bank, National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Current Report on Form 8-K filed on July 30, 2025)).

(l)*†	Transition & Separation Agreement, dated as of December 15, 2025, by and between Humana Inc. and George Renaudin.

(m)	Form of CMS Coordinated Care Plan Agreement (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(n)	Form of CMS Private Fee for Service Agreement (incorporated herein by reference to Exhibit 10.2 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(o)	Addendum to Agreement Providing for the Operation of a Medicare Voluntary Prescription Drug Plan (incorporated herein by reference to Exhibit 10.3 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(p)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage Prescription Drug Plan (incorporated herein by reference to Exhibit 10.4 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(q)	Addendum to Agreement Providing for the Operation of an Employer/Union-only Group Medicare Advantage-Only Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(r)	Addendum to Agreement Providing for the Operation of a Medicare Advantage Regional Coordinated Care Plan (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-05975).

(s)	Explanatory Note regarding Medicare Prescription Drug Plan Contracts between Humana and CMS (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-05975).

(t)*	Humana Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 21, 2011).

(u)*	Transition & Separation Agreement, dated as of May 13, 2024, by and between Humana Inc. and Bruce D. Broussard (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s on Form 8-K filed on May 13, 2024).

(v)*	Transition & Separation Agreement, dated as of December 2, 2024, by and between Humana Inc. and Susan Diamond (incorporated herein by reference to Exhibit 10(w) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024).

(w)*	Offer Letter, dated as of November 20, 2024, by and between Humana Inc. and Celeste Mellet (incorporated herein by reference to Exhibit 10(x) to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024).

(x)*	Humana Inc. Change in Control Policy, effective March 1, 2019 (incorporated herein by reference to Exhibit 10(aa) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(y)	Form of Commercial Paper Dealer Agreement between Humana Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.1 to Humana Inc.’s current report on Form 8-K filed on October 7, 2014).

(z)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Incentive Stock Options) (incorporated herein by reference to Exhibit 10(jj) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(aa)*	Form of Company's Stock Option Agreement under the 2011 Stock Incentive Plan (Non-Qualified Stock Options with Non-Compete/Non-Solicit) (incorporated herein by reference to Exhibit 10(kk) to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).

(bb)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(hh) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(cc)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the 2011 Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(ii) to Humana Inc.’s Annual Report on Form 10-K filed on February 21, 2019).

(dd)*	Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Appendix A to Humana Inc.’s Proxy Statement with respect to the Annual Meeting of Stockholders held on April 18, 2019).

(ee)*	First Amendment to the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(ee) to Humana Inc.'s Annual Report on Form 10-K filed on December 31, 2023).

(ff)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

(gg)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10.6 to Humana Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

(kk)*	Form of Company’s Restricted Stock Unit Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(mm) to Humana Inc.'s Annual Report on Form10-K for the year ended December 31, 2023).

(ll)*	Form of Company’s Restricted Stock Unit Agreement with Performance Vesting and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(nn) to Humana Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).

(mm)*	Form of Company’s Incentive Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10(oo) to Humana Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).

(nn)*	Form of Company’s Stock Option Agreement and Agreement not to Compete or Solicit under the Amended and Restated Humana Inc. Stock Incentive Plan (Non-Qualified Stock Options) (incorporated herein by reference to Exhibit 10(pp) to Humana Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).

(oo)*†	Amendment 2025-1 to the Humana Inc. Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 2026.

(pp)*†	Second Amendment to the Humana Inc. Deferred Compensation Plan, effective as of January 1, 2026.

14	Code of Conduct for Chief Executive Officer & Senior Financial Officers (incorporated herein by reference to Exhibit 14 to Humana Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

19.1	Policy Regarding Transactions in Company Securities, Inside Information and Confidentiality as of December 2023 (incorporated herein by reference to Exhibit 19.1 to Humana Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024).

21 †	List of subsidiaries.

23 †	Consent of PricewaterhouseCoopers LLP.

31.1 †	CEO certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2 †	CFO certification pursuant to Rule 13a-14(a)/15d-14(a).

32 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

97*    Humana Inc. Compensation Recoupment Policy, effective October 2, 2023 (incorporated herein by reference to Exhibit 97 to Humana Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023).
101    The following materials from Humana Inc.'s Annual Report on Form 10-K formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) the Consolidated Statements of Stockholders’ Equity as of December 31, 2025, 2024, and 2023; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104     Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

*Exhibits 10(a) through and including 10(j), and Exhibits 10(t) through and including 10(x), as well as Exhibits 10(z) through and including Exhibit 10(pp) and 10(l) are compensatory plans or management contracts.
**Pursuant to Rule 24b-2 of the Exchange Act, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†Submitted electronically with this report.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,328	$329
Investment securities	215	233
Receivable from operating subsidiaries	3,342	2,874
Other current assets	1,854	595
Total current assets	6,739	4,031
Property and equipment, net	1,653	1,876
Investment in subsidiaries	31,516	31,011
Other long-term assets	944	364
Total assets	$40,852	$37,282
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to operating subsidiaries	$7,505	$7,144
Short-term debt	—	577
Current portion of notes payable to operating subsidiaries	702	36
Book overdraft	43	70
Other current liabilities	2,152	1,565
Total current liabilities	10,402	9,392
Long-term debt	12,369	11,144
Other long-term liabilities	424	371
Total liabilities	23,195	20,907
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,719,321 shares issued at December 31, 2025 and 198,718,810 shares issued at December 31, 2024	33	33
Capital in excess of par value	3,600	3,463
Retained earnings	29,075	28,317
Accumulated other comprehensive (loss) income	(633)	(1,067)
Treasury stock, at cost, 78,128,009 shares at December 31, 2025 and 78,077,195 shares at December 31, 2024	(14,418)	(14,371)
Total stockholders' equity	17,657	16,375
Total liabilities and stockholders' equity	$40,852	$37,282
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
	2025	2024	2023
	(in millions)
Revenues:
Management fees charged to operating subsidiaries	$3,477	$3,064	$2,075
Investment and other income, net	51	34	42
Total revenues	3,528	3,098	2,117
Expenses:
Operating costs	3,274	2,588	2,016
Depreciation	603	728	656
Interest	623	655	489
Total expenses	4,500	3,971	3,161
Loss on sale of business	67	—	—
Other income, net	(62)	(115)	(184)
Loss before income taxes and equity in net earnings of subsidiaries	(977)	(758)	(860)
Benefit for income taxes	(361)	(91)	(146)
Loss before equity in net earnings of subsidiaries	(616)	(667)	(714)
Equity in net earnings of subsidiaries	1,804	1,874	3,203
Net income attributable to Humana	$1,188	$1,207	$2,489
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2025	2024	2023
	(in millions)
Net income attributable to Humana	$1,188	$1,207	$2,489
Other comprehensive (loss) income:
Change in gross unrealized investment (losses) gains	622	(62)	372
Effect of income taxes	(142)	15	(85)
Total change in unrealized investment (losses) gains, net of tax	480	(47)	287
Reclassification adjustment for net realized (gains) losses included in investment income	(60)	(27)	25
Effect of income taxes	14	6	(7)
Total reclassification adjustment, net of tax	(46)	(21)	18
Other comprehensive (loss) income, net of tax	434	(68)	305
Comprehensive income attributable to Humana	$1,622	$1,139	$2,794
See accompanying notes to the parent company financial statements.

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$2,495	$3,454	$3,042
Cash flows from investing activities:
Acquisitions, net of cash acquired	(81)	(89)	(233)
Proceeds from sale of business	115	—	—
Capital contributions to operating subsidiaries	(1,024)	(1,698)	(792)
Purchases of property and equipment, net	(440)	(426)	(761)
Purchases of investment securities	(3)	(16)	(17)
Proceeds from sale of investment securities	8	—	41
Maturities of investment securities	27	32	67
Changes in securities lending collateral	(2)	—	—
Other	—	(50)	—
Net cash used in investing activities	(1,400)	(2,247)	(1,695)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	1,476	2,225	2,537
Repayments of senior notes	(948)	(1,107)	(1,832)
(Repayments) proceeds from issuance of commercial paper, net	(5)	(907)	211
Repayment of term loan	—	—	(500)
Change in book overdraft	(27)	(5)	2
Common stock repurchases	(151)	(817)	(1,573)
Dividends paid	(430)	(431)	(431)
Changes in securities lending payable	2	—	—
Proceeds from stock option exercises and other	(13)	(86)	(125)
Net cash used in financing activities	(96)	(1,128)	(1,711)
Increase (decrease) in cash and cash equivalents	999	79	(364)
Cash and cash equivalents at beginning of year	329	250	614
Cash and cash equivalents at end of year	$1,328	$329	$250
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
Dividends
Cash dividends received from subsidiaries and included as a component of net cash provided by operating activities were $1.1 billion in 2025, $1.5 billion in 2024, and $1.8 billion in 2023.
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

Intercompany Note
In December 2025, we entered into a $665 million note payable in relation to self-insured arrangements with Managed Care Indemnity, Inc., our wholly-owned captive subsidiary. The note matures in one year due December 2026, bearing interest at Term SOFR or the base rate plus a spread. The SOFR spread varies depending on our credit ratings ranging from 79.5 to 130.0 basis points. As of December 31, 2025, our SOFR spread was 101.5 basis points.

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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Our state regulated insurance subsidiaries had aggregate statutory capital and surplus of approximately $14.1 billion and $13.2 billion as of December 31, 2025 and 2024, respectively, which exceeded aggregate minimum regulatory requirements of $6.9

Humana Inc.
SCHEDULE I—PARENT COMPANY FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

billion and $11.4 billion, respectively. The amount of ordinary dividends that may be paid to our parent company in 2026 is approximately $1.1 billion in the aggregate. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix. Actual dividends that were paid to our parent company were approximately $1.1 billion in 2025, $1.5 billion in 2024, and $1.8 billion in 2023.
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

HUMANA INC.

By:	/s/ CELESTE M. MELLET
Celeste M. Mellet
Chief Financial Officer (Principal Financial Officer)

Date:	February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CELESTE M. MELLET	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Celeste M. Mellet

/s/ JOHN-PAUL W. FELTER	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2026
John-Paul W. Felter

/s/ JAMES A. RECHTIN	President and Chief Executive Officer, Director (Principal Executive Officer)	February 19, 2026
James A. Rechtin

/s/ KURT J. HILZINGER	Chairman of the Board	February 19, 2026
Kurt J. Hilzinger

/s/ RAQUEL C. BONO, M.D.	Director	February 19, 2026
Raquel C. Bono, M.D.

/s/ FRANK A. D’AMELIO	Director	February 19, 2026
Frank A. D’Amelio

/s/ DAVID T. FEINBERG, M.D.	Director	February 19, 2026
David T. Feinberg, M.D.

/s/ WAYNE A. I. FREDERICK, M.D.	Director	February 19, 2026
Wayne A. I. Frederick, M.D.

/s/ JOHN W. GARRATT	Director	February 19, 2026
John W. Garratt

/s/ KAREN W. KATZ	Director	February 19, 2026
Karen W. Katz

/s/ MARCY S. KLEVORN	Director	February 19, 2026
Marcy S. Klevorn

/s/ JORGE S. MESQUITA	Director	February 19, 2026
Jorge S. Mesquita

/s/ GORDON SMITH	Director	February 19, 2026
Gordon Smith