Form 10-Q
period 2026-03-31
HUMANA INC
filed 2026-04-29
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5975

HUMANA INC.

(Exact name of registrant as specified in its charter)

Delaware	61-0647538
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 East Main Street
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2026
$0.16 2/3 par value	120,061,500 shares

Humana Inc.
FORM 10-Q
MARCH 31, 2026

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,951	$4,200
Investment securities	17,014	15,703
Receivables, net of allowances of $102 in 2026 and $108 in 2025	5,218	3,270
Other current assets	10,897	9,560
Total current assets	38,080	32,733
Property and equipment, net	2,170	2,231
Long-term investment securities	626	493
Equity method investments	633	638
Goodwill	10,489	9,686
Other long-term assets	3,282	3,128
Total assets	$55,280	$48,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$12,691	$9,967
Trade accounts payable and accrued expenses	6,531	5,717
Book overdraft	297	306
Unearned revenues	269	356
Short-term debt	1,719	—
Total current liabilities	21,507	16,346
Long-term debt	12,274	12,369
Other long-term liabilities	2,853	2,457
Total liabilities	36,634	31,172
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,719,832 shares issued at March 31, 2026 and 198,719,321 shares issued at December 31, 2025	33	33
Capital in excess of par value	3,641	3,600
Retained earnings	30,153	29,075
Accumulated other comprehensive loss	(731)	(633)
Treasury stock, at cost, 78,658,332 shares at March 31, 2026 and 78,128,009 shares at December 31, 2025	(14,516)	(14,418)
Total stockholders' equity	18,580	17,657
Noncontrolling interests	66	80
Total equity	18,646	17,737
Total liabilities and equity	$55,280	$48,909

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2026	2025
	(in millions, except per share results)
Revenues:
Premiums	$37,709	$30,514
Services	1,677	1,334
Investment income	262	264
Total revenues	39,648	32,112
Operating expenses:
Benefits	33,707	26,535
Operating costs	4,024	3,380
Depreciation and amortization	163	183
Total operating expenses	37,894	30,098
Income from operations	1,754	2,014
Interest expense	193	160
Other (income) expense, net	(34)	163
Income before income taxes and equity in net losses	1,595	1,691
Provision for income taxes	395	406
Equity in net losses	(16)	(43)
Net income	$1,184	$1,242
Net loss attributable to noncontrolling interests	2	2
Net income attributable to Humana	$1,186	$1,244
Basic earnings per common share	$9.85	$10.31
Diluted earnings per common share	$9.83	$10.30
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2026	2025
	(in millions)
Net income attributable to Humana	$1,186	$1,244
Other comprehensive (loss) income:
Change in gross unrealized investment (losses) gains	(123)	258
Effect of income taxes	26	(58)
Total change in unrealized investment (losses) gains, net of tax	(97)	200
Reclassification adjustment for net realized (losses)	(1)	(2)
Effect of income taxes	—	1
Total reclassification adjustment, net of tax	(1)	(1)
Other comprehensive (loss) income, net of tax	(98)	199
Comprehensive income attributable to Humana	$1,088	$1,443
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended March 31, 2026
Balances, December 31, 2025	198,719	$33	$3,600	$29,075	$(633)	$(14,418)	$17,657	$80	$17,737
Net income				1,186			1,186	(2)	1,184
Distribution to noncontrolling interest holders, net							—	(12)	(12)
Other comprehensive loss					(98)		(98)		(98)
Common stock repurchases			—			(108)	(108)		(108)
Dividends and dividend equivalents			—	(108)			(108)		(108)
Stock-based compensation			51				51		51
Restricted stock unit vesting	1	—	(10)			10	—		—
Balances, March 31, 2026	198,720	$33	$3,641	$30,153	$(731)	$(14,516)	$18,580	$66	$18,646

Three months ended March 31, 2025
Balances, December 31, 2024	198,719	$33	$3,463	$28,317	$(1,067)	$(14,371)	$16,375	$70	$16,445
Net income				1,244			1,244	(2)	1,242
Other comprehensive income					199		199		199
Common stock repurchases			—			(9)	(9)		(9)
Dividends and dividend equivalents			—	(108)			(108)		(108)
Stock-based compensation			50				50		50
Restricted stock unit vesting	—	—	(16)			16	—		—
Balances, March 31, 2025	198,719	$33	$3,497	$29,453	$(868)	$(14,364)	$17,751	$68	$17,819
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities
Net income	$1,184	$1,242
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on investment securities, net	1	(2)
Equity in net losses	16	43
Stock-based compensation	51	49
Depreciation	183	200
Amortization	11	15
Impairment of property and equipment	2	9
Changes in operating assets and liabilities, net of effect of businesses acquired:
Receivables	(1,914)	(1,755)
Other assets	(1,390)	(686)
Benefits payable	2,724	1,011
Other liabilities	452	193
Unearned revenues	(87)	5
Other, net	21	7
Net cash provided by operating activities	1,254	331
Cash flows from investing activities
Acquisitions, net of cash acquired	(911)	—
Purchases of property and equipment, net	(121)	(95)
Purchases of investment securities	(2,894)	(827)
Proceeds from maturities of investment securities	923	889
Proceeds from sales of investment securities	395	522
Changes in securities lending collateral receivable	55	(175)
Net cash (used in) provided by investing activities	(2,553)	314
Cash flows from financing activities
Receipts (payments) from contract deposits, net	673	(35)
Proceeds from issuance of notes, net	990	1,481
Repayments of notes	(10)	—
Proceeds (repayments) from issuance of commercial paper, net	693	(4)
Debt issue costs	—	(3)
Change in book overdraft	(9)	(33)
Common stock repurchases	(107)	(9)
Dividends paid	(107)	(108)
Changes in securities lending payable	(55)	175
Changes in rebate factor payable	—	(68)
Other	(18)	(12)
Net cash provided by financing activities	2,050	1,384
Increase in cash and cash equivalents	751	2,029
Cash and cash equivalents at beginning of period	4,200	2,221
Cash and cash equivalents at end of period	$4,951	$4,250
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the three months ended March 31,
	2026	2025
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$142	$143
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$966	$—
Less: Fair value of liabilities assumed	(55)	—
Cash paid for acquired businesses, net of cash acquired	$911	$—
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
The accompanying unaudited condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or GAAP, or those normally made in an Annual Report on Form 10-K. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. This Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements and Notes as of and for the year ended December 31, 2025 included in our 2025 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or the SEC, on February 19, 2026. We refer to this Form 10-K as the “2025 Form 10-K” in this document. References throughout this document to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries.

The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The areas involving the most significant use of estimates are the estimation of benefits payable, the impact of risk adjustment provisions related to our Medicare contracts, the valuation and related impairment recognition of investment securities, and the valuation and related impairment recognition of long-lived assets, including goodwill and indefinite-lived intangible assets. These estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates. For additional information regarding accounting policies considered in preparing our consolidated financial statements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
The financial information has been prepared in accordance with our customary accounting practices and has not been audited. In our opinion, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature.
Max Health Acquisition
On February 13, 2026, we acquired MaxHealth, a Florida-based primary care organization, for cash consideration of approximately $908 million, net of cash acquired. For additional information regarding acquisitions, refer to Note 3 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
Value Creation Initiatives
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
As a result of these initiatives, we recorded charges of $98 million and $24 million for the three months ended March 31, 2026 and 2025, respectively, within operating costs in the consolidated statements of income. The charges primarily relate to external consulting spend, severance and other employee related charges in connection with workforce optimization, and asset impairments for the three months ended March 31, 2026 and 2025. We expect to incur additional charges over the course of the program.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Revenue Recognition
Our revenues include premiums and services revenue. Services revenue includes administrative service fees that are recorded based upon established per member per month rates and the number of members for the month and are recognized as services are provided for the month. Additionally, services revenue includes net patient services revenue that is recorded based upon established billing rates, less allowances for contractual adjustments, and is recognized as services are provided. For additional information regarding our revenues, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K. For additional information regarding disaggregation of revenue by segment and type, refer to Note 14 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
At March 31, 2026, accounts receivable related to services were $324 million. For the three months ended March 31, 2026, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet.
For the three months ended March 31, 2026, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

Reinsurance
During 2025 and 2026, we entered into agreements with unrelated insurers that do not qualify for reinsurance accounting under GAAP, and are accounted for using deposit accounting. These contracts minimize the risk of catastrophic loss, reducing capital and surplus requirements. Total deposit assets and liabilities related to these reinsurance agreements that do not qualify for reinsurance accounting under GAAP are not material at March 31, 2026.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

3. ACQUISITIONS AND DIVESTITURES
On February 13, 2026, we acquired MaxHealth, a leading primary care platform focused on providing high-quality, integrated care to adults and senior patients throughout Florida, for cash consideration of approximately $908 million, net of cash acquired. This resulted in a preliminary purchase price allocation to goodwill of

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
approximately $800 million, other intangible assets of $71 million, and net tangible assets acquired of $59 million. The other intangible assets, which primarily consist of member relationships and trade names, have an estimated weighted average useful life of 6.9 years. The purchase price allocation is preliminary, subject to completion of valuation analysis, including for example, refining assumptions used to calculate the fair value of intangible assets.
During the first quarter 2026 and 2025, respectively, we acquired other health and wellness related businesses, that individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition related costs recognized in 2026 and 2025 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the quarter of acquisition, were not material for disclosure purposes.
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at March 31, 2026 and December 31, 2025, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
March 31, 2026
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,520	$1	$(54)	$2,467
Mortgage-backed securities	4,332	3	(356)	3,979
Tax-exempt municipal securities	427	—	(14)	413
Mortgage-backed securities:
Residential	439	—	(46)	393
Commercial	1,203	1	(50)	1,154
Asset-backed securities	1,089	3	(15)	1,077
Corporate debt securities	8,575	17	(435)	8,157
Total debt securities	$18,585	$25	$(970)	$17,640

December 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,314	$3	$(39)	$2,278
Mortgage-backed securities	3,980	7	(336)	3,651
Tax-exempt municipal securities	442	—	(14)	428
Mortgage-backed securities:
Residential	434	—	(46)	388
Commercial	1,058	1	(47)	1,012
Asset-backed securities	791	4	(12)	783
Corporate debt securities	7,998	31	(373)	7,656
Total debt securities	$17,017	$46	$(867)	$16,196

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We own certain corporate debt securities of Gentiva Hospice. The book value and fair value are $381 million and $385 million, respectively, at March 31, 2026. The book value and fair value were $381 million and $383 million, respectively, at December 31, 2025.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $584 million and $638 million was held at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, collateral from lending our investment securities was reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $443 million and $193 million at March 31, 2026 and December 31, 2025, respectively.
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at March 31, 2026 and December 31, 2025, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
March 31, 2026
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,569	$(19)	$681	$(35)	$2,250	$(54)
Mortgage-backed securities	1,732	(24)	1,969	(332)	3,701	(356)
Tax-exempt municipal securities	136	(1)	265	(13)	401	(14)
Mortgage-backed securities:
Residential	62	—	313	(46)	375	(46)
Commercial	288	(2)	748	(48)	1,036	(50)
Asset-backed securities	451	(3)	210	(12)	661	(15)
Corporate debt securities	3,051	(45)	3,573	(390)	6,624	(435)
Total debt securities	$7,289	$(94)	$7,759	$(876)	$15,048	$(970)

December 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$643	$(7)	$857	$(32)	$1,500	$(39)
Mortgage-backed securities	593	(3)	2,373	(333)	2,966	(336)
Tax-exempt municipal securities	51	—	347	(14)	398	(14)
Mortgage-backed securities:
Residential	10	—	321	(46)	331	(46)
Commercial	77	—	794	(47)	871	(47)
Asset-backed securities	85	—	263	(12)	348	(12)
Corporate debt securities	872	(6)	3,785	(367)	4,657	(373)
Total debt securities	$2,331	$(16)	$8,740	$(851)	$11,071	$(867)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of A+ by Standard & Poor's Rating Service, or S&P, at March 31, 2026. Our remaining debt securities below

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
investment-grade were primarily rated B. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 1,690 positions out of a total of approximately 2,340 positions at March 31, 2026. All issuers of debt securities we own that were trading at an unrealized loss at March 31, 2026 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At March 31, 2026, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three months ended March 31, 2026 or 2025.
The detail of gains (losses) related to investment securities and included within investment income was as follows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in millions)
Gross gains on investment securities	$2	$5
Gross losses on investment securities	(3)	(3)
Net recognized (losses) gains on investment securities	$(1)	$2
The contractual maturities of debt securities available for sale at March 31, 2026, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,127	$1,119
Due after one year through five years	4,759	4,637
Due after five years through ten years	4,360	4,207
Due after ten years	1,276	1,074
Mortgage and asset-backed securities	7,063	6,603
Total debt securities	$18,585	$17,640

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at March 31, 2026 and December 31, 2025, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
March 31, 2026
Cash equivalents	$4,604	$4,604	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,467	—	2,467	—
Mortgage-backed securities	3,979	—	3,979	—
Tax-exempt municipal securities	413	—	413	—
Mortgage-backed securities:
Residential	393	—	393	—
Commercial	1,154	—	1,138	16
Asset-backed securities	1,077	—	941	136
Corporate debt securities	8,157	—	7,843	314
Total debt securities	17,640	—	17,174	466
Securities lending invested collateral	584	584	—	—
Total invested assets	$22,828	$5,188	$17,174	$466

December 31, 2025
Cash equivalents	$3,945	$3,945	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,278	—	2,278	—
Mortgage-backed securities	3,651	—	3,651	—
Tax-exempt municipal securities	428	—	428	—
Mortgage-backed securities:
Residential	388	—	388	—
Commercial	1,012	—	996	16
Asset-backed securities	783	—	656	127
Corporate debt securities	7,656	—	7,359	297
Total debt securities	16,196	—	15,756	440
Securities lending invested collateral	638	638	—	—
Total invested assets	$20,779	$4,583	$15,756	$440
Our Level 3 assets had a fair value of $466 million, or 2.0% of total invested assets, and $440 million, or 2.1% or total invested assets, at March 31, 2026 and December 31, 2025, respectively. During the three months ended

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
March 31, 2026 and 2025, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the three months ended March 31, 2026				For the three months ended March 31, 2025
	Mortgage-backed securities: Commercial	Asset-backed securities	Corporate debt securities	Total	Mortgage-backed securities: Commercial	Asset-backed securities	Corporate debt securities	Total
	(in millions)
Beginning balance at January 1	$16	$127	$297	$440	$7	$73	$242	$322
Total gains or losses:
Realized in earnings	—	—	—	—	—	—	—	—
Unrealized in other comprehensive income	—	(1)	—	(1)	—	—	3	3
Purchases	—	24	26	50	9	15	39	63
Maturities	—	—	—	—	—	—	(2)	(2)
Sales	—	—	(23)	(23)	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Transfers out	—	(14)	—	(14)	—	—	—	—
Transfers in	—	—	14	14	—	—	—	—
Balance at March 31	$16	$136	$314	$466	$16	$88	$282	$386
Interest Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $49 million at March 31, 2026. Our swap positions at March 31, 2026 and December 31, 2025 included swap assets, included within other long-term assets on our condensed consolidated balance sheet, of $32 million and $57 million, respectively, and swap liabilities, included within other long-term liabilities on our condensed consolidated balance sheet, of $81 million and $51 million, respectively. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three months ended March 31, 2026 and 2025.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes the notional amounts at March 31, 2026 and December 31, 2025, respectively, for our senior notes under the swap agreements:

	Notional amount at
Senior Notes Under Swap Agreements	March 31, 2026	December 31, 2025
	(in millions)
$1,500 million, 5.375% due April 15, 2031	$700	$700
$750 million, 5.875% due March 1, 2033	650	650
$850 million, 5.950% due March 15, 2034	800	800
$750 million, 5.550% due May 1, 2035	600	600
$250 million, 8.150% due June 15, 2038	100	—
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.950% due October 1, 2044	750	600
$400 million, 4.800% due March 15, 2047	400	350
$500 million, 3.950% due August 15, 2049	450	450
$750 million, 5.500% due March 15, 2053	750	700
$1,000 million, 5.750% due April 15, 2054	1,000	800
$500 million, 6.000% due May 1, 2055	500	450
Total Senior Notes Under Swap Agreements	$7,100	$6,500

Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our junior subordinated and senior notes debt outstanding, net of unamortized debt issuance costs, was $13.3 billion at March 31, 2026 and $12.4 billion at December 31, 2025. The fair value of our junior subordinated and senior notes debt was $12.8 billion at March 31, 2026 and $12.2 billion at December 31, 2025. The fair value of our debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. The commercial paper borrowings were $700 million at March 31, 2026. We had no outstanding commercial paper borrowings at December 31, 2025.
Put and Call Options Measured at Fair Value
The put and call options fair values associated with our primary care strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $1.38 billion and $25 million, respectively, at March 31, 2026. The put and call options fair values, derived from the Monte Carlo simulation, were $1.40 billion and $13 million, respectively, at December 31, 2025. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets. Fair value changes to the put and call options are included within Other (income) expense, net within our condensed consolidated income statement.
Based on the updated revenue growth assumptions in our most recent projections available at March 31, 2026, the first two cohorts of clinics under our partnership with WCAS can be called by us in 2026 for approximately $1.0 billion to $1.6 billion.
The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value, annualized volatility and credit spread. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term revenue, to measure underlying cash

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
flows, weighted average cost of capital and long term growth rate. The table below presents the assumptions used for each reporting period.

	March 31, 2026	December 31, 2025
Annualized volatility	18.4% - 19.7%	18.9% - 19.9%
Credit spread	1.4% - 2.1%	1.1% - 1.6%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	12.0% - 15.0%	10.5% - 14.5%
Long term growth rate	3.0%	3.0%
The assumptions used for annualized volatility, credit spread and weighted average cost of capital reflect the lowest and highest values where they differ significantly across the series of put and call options due to their expected exercise dates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a non-recurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, we acquired various health and wellness related businesses during 2026 and 2025, including the acquisition of MaxHealth in February 2026. The values of net tangible assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying value as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for expected cash flows and discount rates in the present value calculations. There were no material assets or liabilities measured at fair value on a nonrecurring basis during 2026 and 2025 other than the assets and liabilities assumed in these acquisitions and any subsequent impairments. We recorded an impairment charge of $128 million relating to our indefinite-lived intangible assets in 2025.
For additional information regarding our fair value measurements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at March 31, 2026 and December 31, 2025. CMS subsidies/discounts include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants funded by CMS and pharmaceutical manufacturers.
The accompanying condensed consolidated balance sheets include $1.0 billion of net assets and $1.5 billion of net assets associated with subsidy programs at March 31, 2026 and December 31, 2025, respectively.

The accompanying condensed consolidated balance sheets also include $1.2 billion of net assets and $1.6 billion of net assets associated with cost sharing programs at March 31, 2026 and December 31, 2025, respectively.
For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the three months ended March 31, 2026 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2026	$2,663	$7,023	$9,686
Acquisitions	218	585	803
Balance at March 31, 2026	$2,881	$7,608	$10,489
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at March 31, 2026 and December 31, 2025:

	Weighted Average Life	March 31, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$790	$—	$790	$790	$—	$790
Medicare licenses	Indefinite	262	—	262	262	—	262
Customer contracts/relationships	8.5 years	788	698	90	732	692	40
Trade names and technology	5.6 years	115	100	15	104	97	7
Provider contracts	11.9 years	66	64	2	67	65	2
Noncompetes and other	8.2 years	89	60	29	85	58	27
Total other intangible assets	8.4 years	$2,110	$922	$1,188	$2,040	$912	$1,128
    For the three months ended March 31, 2026 and 2025, amortization expense for other intangible assets was approximately $11 million and $15 million, respectively. We recorded an impairment charge of $128 million relating to our indefinite-lived intangible assets in 2025.
The following table presents our estimate of amortization expense remaining for 2026 and each of the next five succeeding years at March 31, 2026:

(in millions)
For the years ending December 31,
2026	$27
2027	28
2028	17
2029	16
2030	16
2031	11
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
	(in millions)
Balances, beginning of period	$9,967	$10,440
Incurred related to:
Current year	34,096	27,012
Prior years	(389)	(477)
Total incurred	33,707	26,535
Paid related to:
Current year	(22,999)	(17,605)
Prior years	(7,984)	(7,919)
Total paid	(30,983)	(25,524)
Balances, end of period	$12,691	$11,451

The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the incurred claims amounts. At March 31, 2026 and March 31, 2025, benefits payable included IBNR of approximately $8.9 billion and $7.2 billion, primarily associated with claims incurred in each respective period.
Amounts incurred related to prior periods vary from previously estimated liabilities as the claims ultimately are settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).
Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for claims. Actuarial standards require the use of assumptions based on moderately adverse experience, which generally results in favorable reserve development, or reserves that are considered redundant. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$1,186	$1,244
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,332	120,666
Dilutive effect of:
Employee stock options	—	—
Restricted stock	320	178
Shares used to compute diluted earnings per common share	120,652	120,844
Basic earnings per common share	$9.85	$10.31
Diluted earnings per common share	$9.83	$10.30
Number of antidilutive stock options and restricted stock excluded from computation	2,323	1,807

For additional information regarding earnings per common share, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2026 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2026 payments
12/26/2025	1/30/2026	$0.8850	$107
In February 2026, the Board declared a cash dividend of $0.885 per share payable on April 24, 2026 to stockholders of record as of the close of business on March 27, 2026. In April 2026, the Board declared a cash dividend of 0.885 per share payable on July 31, 2026 to stockholders of record as of the close of business on June 26, 2026. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.

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

Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the three months ended March 31, 2026, we repurchased 0.6 million shares in open market transactions for $103 million. These shares were repurchased at an average price of $182.13 under the February 2024 share repurchase authorization. During the three months ended March 31, 2025, we did not repurchase shares in open market transactions under the February 2024 share repurchase authorization.

Our remaining repurchase authorization was $2.7 billion as of April 28, 2026.

In connection with employee stock plans, we acquired 0.02 million common shares for $5 million and 0.03 million common shares for $9 million during the three months ended March 31, 2026 and 2025, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 25.0% and 24.6% for the three months ended March 31, 2026 and 2025, respectively. The year-over-year increase in the effective income tax rate is primarily due to increased state tax expense.
For the three months ended March 31, 2026 and 2025, we received income tax refunds net of payments of $7 million and $12 million, respectively.
For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in millions)
Short-term debt:
Commercial paper	$700	$—
Senior notes:
$750 million, 1.350% due February 3, 2027	553	—
$600 million, 3.950% due March 15, 2027	466
Total senior notes	1,019	—
Total short-term debt	$1,719	$—
Long-term debt:
Senior notes:
$750 million, 1.350% due February 3, 2027	$—	$563
$600 million, 3.950% due March 15, 2027	—	466
$500 million, 5.750% due March 1, 2028	491	491
$500 million, 5.750% due December 1, 2028	497	497
$750 million, 3.700% due March 23, 2029	586	586
$500 million, 3.125% due August 15, 2029	388	388
$500 million, 4.875% due April 1, 2030	497	497
$1,500 million, 5.375% due April 15, 2031	1,487	1,493
$750 million, 2.150% due February 3, 2032	592	592
$750 million, 5.875% due March 1, 2033	745	750
$850 million, 5.950% due March 15, 2034	826	832
$750 million, 5.550% due May 1, 2035	742	746
$250 million, 8.150% due June 15, 2038	258	260
$400 million, 4.625% due December 1, 2042	371	374
$750 million, 4.950% due October 1, 2044	712	717
$400 million, 4.800% due March 15, 2047	394	396
$500 million, 3.950% due August 15, 2049	513	517
$750 million, 5.500% due March 15, 2053	721	727
$1,000 million, 5.750% due April 15, 2054	986	991
$500 million, 6.000% due May 1, 2055	482	486
Junior subordinated notes:
$1,000 million, 6.625% due September 15, 2056	986	—
Total long-term debt	$12,274	$12,369
Junior Subordinated Notes
In March 2026, we issued $1.0 billion in aggregate principal amount of 6.625% fixed-to-fixed rate junior subordinated notes (Subordinated Notes) due September 15, 2056, which resulted in approximately $990 million of net proceeds after deducting underwriters' discounts and offering expenses. The Subordinated Notes will bear interest from, and including, March 9, 2026 to September 15, 2031 (First Reset Date) at a rate of 6.625% per year. The interest rate will reset every five years beginning on September 15, 2031, to equal the then-current-five-year U.S. Treasury rate plus a spread of 2.891%, provided the interest rate will not reset below 6.625%. We have the right

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
to defer payment of all or part of the current and accrued interest on the Subordinated Notes, on one or more occasions, for a period of up to 10 consecutive years. We may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of our capital stock during the deferral period. At our option, we may redeem some or all of the Subordinated Notes during specified periods and at specified redemption prices. We intend to use the net proceeds from this offering for general corporate purposes, including repayment of borrowings under our commercial paper program.

Senior Notes
In March 2026, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, $600 million aggregate principal of 3.950% senior notes maturing in March 2027, $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029, $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 and $750 million aggregate principal amount of 2.150% senior notes maturing in February 2032 during the period beginning on March 23, 2026 and ending on July 31, 2026. For the period ended March 31, 2026, we repurchased $10 million of the principal amount of the 1.350% senior notes maturing in February 2027 for approximately $10 million cash.

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $49 million at March 31, 2026.

For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
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
The SOFR spread varies depending on our credit ratings ranging from 79.5 to 130.0 basis points. As of March 31, 2026, our SOFR was 101.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee varies depending on our credit ratings ranging from 8.0 to 20.0 basis points. As of March 31, 2026, our facility fee was 11.0 basis points.
The terms of our revolving credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, our credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 43.0% as measured in accordance with the revolving credit agreement as of March 31, 2026. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreement by up to $1.0 billion, to a maximum of $6.0 billion.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
At March 31, 2026, we had no borrowings and approximately $10 million of letters of credit outstanding under the revolving credit agreement. Accordingly, as of March 31, 2026, we had $4.990 billion of remaining borrowing capacity under the credit agreement (which excludes the uncommitted $1.0 billion of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
Commercial Paper
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the three months ended March 31, 2026 was $1.96 billion, with $700 million outstanding amount at March 31, 2026 and no outstanding amount at December 31, 2025. The outstanding commercial paper at March 31, 2026 had a weighted average annual interest rate of 4.18%.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At March 31, 2026 we had no outstanding short-term FHLB borrowings.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 86% of our total premiums and services revenue for the three months ended March 31, 2026, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2026, and all of our product offerings filed with CMS and going to market for 2026 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
In October 2018, however, CMS issued a proposed rule announcing possible changes to the RADV audit methodology, including elimination of the FFS Adjuster. CMS proposed (Proposed RADV Rule) applying its revised methodology, including extrapolated recoveries without application of a FFS Adjuster, to RADV audits dating back to PY 2011. On January 30, 2023, CMS published a final rule related to the RADV audit methodology (Final RADV Rule). The Final RADV Rule confirmed CMS’s decision to eliminate the FFS Adjuster. The Final RADV Rule states CMS’s intention to extrapolate results from CMS and HHS-OIG RADV audits beginning with PY 2018, rather than PY 2011 as proposed. However, CMS’s Final RADV Rule does not adopt a specific sampling, extrapolation or audit methodology. CMS instead stated its general plan to rely on “any statistically valid method . . . that is determined to be well-suited to a particular audit.”

We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (APA). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. They also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2026 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. CMS confirmed its intent to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without the use of a FFS Adjuster, when it selected certain of Humana's MA contracts for PY 2018 RADV audits. CMS has also initiated RADV audits for payment years 2019 and 2020, selecting certain of Humana's MA contracts for both years, announced it will follow a rolling schedule to initiate audits for subsequent payment years, and stated that the decision on whether it will apply extrapolation to the ongoing audits will be made at a later date. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, the expansion of CMS's auditing efforts to include all eligible MA contracts, the acceleration of RADV audits for PY 2018 through PY 2024, other changes CMS may make to the RADV audit methodology for these years, and combination of these expanded auditing efforts with the application of the Final RADV Rule, could each have a material adverse effect on our results of operations, financial position, or cash flows.

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
Our state-based Medicaid business, which accounted for approximately 8% of our total premiums and services revenue for the three months ended March 31, 2026 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
On October 18, 2024, Humana Inc., along with co-plaintiff Americans for Beneficiary Choice, filed suit against the United States Department of Health and Human Services and its Secretary, Centers for Medicare and Medicaid Services, and its Administrator, in the United States District Court, Northern District of Texas, Fort Worth Division, seeking a determination that they violated the Administrative Procedure Act in administering the Medicare Advantage and Part D Star Ratings program. On October 14, 2025, the Court issued a decision rejecting our challenge to the 2025 Star Ratings. On November 25, 2025, we notified the court of our appeal, which is now pending in the United States Court of Appeals for the Fifth Circuit. There is no assurance that we will ultimately prevail in the lawsuit. For additional information on this matter, refer to Part I, Item 1A, "Risk Factors" in our 2024 Form 10-K, and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
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
On December 30, 2025, the United States Court of Appeals for the Sixth Circuit denied Humana's petition for permission to appeal a district court order certifying a class in the action of David Elliott v Humana Inc., alleging violations of the Telephone Consumer Protection Act (TCPA), 47U.S.C. §227. The class action will proceed in the United States District Court, Western District of Kentucky. We take seriously our obligations to comply with TCPA and other consumer privacy requirements, and we will vigorously defend against these allegations.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
The Insurance segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts, as well as our stand-alone prescription drug plans, or PDP, and contracts with various states to provide Medicaid, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. This segment also includes products consisting of specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits. In addition, our Insurance segment includes our Military services business as well as the operations of our PBM business.
The CenterWell segment includes our pharmacy solutions, primary care, and home solutions operations. Services offered by this segment are designed to enhance the overall healthcare experience. These services may lead to lower utilization associated with improved member health and/or lower drug costs.
Our CenterWell intersegment revenues includes the operations of CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and retail pharmacies jointly located within CenterWell primary care clinics. In addition, our CenterWell intersegment revenues include revenues earned by certain owned providers and our home solutions business, including fee-for-service and certain value-based arrangements with our health plans.
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.3 billion and $3.2 billion for the three months ended March 31, 2026 and 2025, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy solutions operations, are included with benefits expense. The amount of this expense was $31 million and $33 million for the three months ended March 31, 2026 and 2025, respectively.
Other than those described previously, the accounting policies of each segment are the same. For additional information regarding our accounting policies refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K. Transactions between reportable segments primarily consist of sales of products and services rendered by our CenterWell segment, primarily pharmacy solutions, primary care, and home solutions, to our Insurance segment customers. Intersegment sales and expenses are recorded primarily at fair value and eliminated in consolidation. Members served by our segments often use the same provider networks, enabling us in some instances to obtain more favorable contract terms with providers. Our segments also share indirect costs and assets. As a result, the profitability of each segment is interdependent. We allocate most operating expenses to our segments. Assets and certain corporate income and expenses are not allocated to the segments, including the portion of investment income not supporting segment operations, interest expense on corporate debt, and certain other corporate expenses. These items are managed at a corporate level. These corporate amounts are reported separately from our reportable segments and are included with intersegment eliminations in the tables presenting segment results below.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three months ended March 31, 2026 and 2025:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2026	(in millions)
External revenues
Premiums revenue	$37,709	$—	$—	$37,709
Services revenue	247	1,428	2	1,677
Total external revenues	37,956	1,428	2	39,386
Intersegment revenues	1	4,672	(4,673)	—
Investment income	102	—	160	262
Total revenues	38,059	6,100	(4,511)	39,648
Operating expenses:
Benefits	33,698	—	9	33,707
Operating costs	2,784	5,762	(4,522)	4,024
Depreciation and amortization	142	49	(28)	163
Total operating expenses	36,624	5,811	(4,541)	37,894
Income from operations	$1,435	$289	$30	$1,754

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended March 31, 2025	(in millions)
External revenues
Premiums revenue	$30,514	$—	$—	$30,514
Services revenue	252	1,082	—	1,334
Total external revenues	30,766	1,082	—	31,848
Intersegment revenues	1	4,013	(4,014)	—
Investment income	170	—	94	264
Total revenues	30,937	5,095	(3,920)	32,112
Operating expenses:
Benefits	26,675	—	(140)	26,535
Operating costs	2,534	4,644	(3,798)	3,380
Depreciation and amortization	154	59	(30)	183
Total operating expenses	29,363	4,703	(3,968)	30,098
Income from operations	$1,574	$392	$48	$2,014

Humana Inc.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The condensed consolidated financial statements of Humana Inc. in this document present the Company’s financial position, results of operations and cash flows, and should be read in conjunction with the following discussion and analysis. References to “we,” “us,” “our,” “Company,” and “Humana” mean Humana Inc. and its subsidiaries. This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in filings with the Securities and Exchange Commission, or SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believes,” “expects,” “anticipates,” “intends,” “likely will result,” “estimates,” “projects” or variations of such words and similar expressions are intended to identify such forward–looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Item 1A. – Risk Factors in our 2025 Form 10-K, as modified by any changes to those risk factors included in this document and in other reports we filed subsequent to February 19, 2026, in each case incorporated by reference herein. In making these statements, we are not undertaking to address or update such forward-looking statements in future filings or communications regarding our business or results. In light of these risks, uncertainties and assumptions, the forward–looking events discussed in this document might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.
Executive Overview
General
Humana Inc., headquartered in Louisville, Kentucky, is a leading U.S. healthcare company. Through our Humana insurance services and our CenterWell healthcare services, we make it easier for the millions of people we serve to achieve their best health – delivering the care and service they need, when they need it. These efforts are leading to a better quality of life for people with Medicare and Medicaid, families, individuals, military service personnel, and communities at large.
Our industry relies on two key statistics to measure performance. The benefit ratio, which is computed by taking total benefits expense as a percentage of premiums revenue, represents a statistic used to measure underwriting profitability. The operating cost ratio, which is computed by taking total operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income, represents a statistic used to measure administrative spending efficiency.
MaxHealth Acquisition
On February 13, 2026, we acquired MaxHealth, a leading primary care platform focused on providing high-quality, integrated care to adults and senior patients throughout Florida, for cash consideration of approximately $908 million, net of cash acquired. This resulted in a preliminary purchase price allocation to goodwill of approximately $800 million, other intangible assets of $71 million, and net tangible assets acquired of $59 million. The other intangible assets, which primarily consist of member relationships and trade names, have an estimated weighted average useful life of 6.9 years. The purchase price allocation is preliminary, subject to completion of valuation analysis, including for example, refining assumptions used to calculate the fair value of intangible assets.
Value Creation Initiatives
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
As a result of these initiatives, we recorded charges of $98 million and $24 million for the three months ended March 31, 2026 and 2025, respectively, within operating costs in the consolidated statements of income. The charges primarily relate to external consulting spend, severance and other employee related charges in connection with workforce optimization, and asset impairments for the three months ended March 31, 2026 and 2025. We expect to incur additional charges over the course of the program.
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
The Insurance segment consists of Medicare benefits, marketed to individuals or directly via group Medicare accounts, as well as our stand-alone prescription drug plans, or PDP, and contracts with various states to provide Medicaid, and Long-Term Support Services benefits, which we refer to collectively as our state-based contracts. This segment also includes products consisting of specialty health insurance benefits marketed to individuals and employer groups, including dental, vision, and other supplemental health benefits. In addition, our Insurance segment includes our Military services business as well as the operations of our PBM business.
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
Our quarterly Insurance segment earnings and operating cash flows are impacted by the Medicare Part D benefit design and changes in the composition of our stand-alone PDP membership. The Medicare Part D benefit design results in coverage that varies as a member’s cumulative out-of-pocket costs pass through successive stages of a member’s plan period, which begins annually on January 1 for renewals. The benefit design changes associated with the implementation of the Inflation Reduction Act of 2022, or IRA, reduced out-of-pocket costs for beneficiaries, resulting in greater cost sharing and a leveling of net prescription costs throughout the year. In addition, the number of low income senior members as well as year-over-year changes in the mix of membership in our stand-alone PDP products affects the quarterly benefit ratio pattern.
The Insurance segment also experiences seasonality in the operating cost ratio as a result of costs incurred in the second half of the year associated with the Medicare marketing season.

2026 Highlights

•Our strategy is to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At March 31, 2026, approximately 4,088,800 members, or 64%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,501,700 members, or 67%, at March 31, 2025.
•Net income attributable to Humana was $1.19 billion, or $9.83 per diluted common share, and $1.24 billion, or $10.30 per diluted common share, for the three months ended March 31, 2026 and 2025, respectively. These comparisons were impacted by put/call valuation adjustments associated with non-consolidating minority interest investments and charges associated with value creation initiatives. The impact of these adjustments to our consolidated income before income taxes and equity in net losses and diluted earnings per common share was as follows for the 2026 and 2025 quarter:

	For the three months ended March 31,
	2026	2025
	(in millions)
Consolidated income before income taxes and equity in net losses:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$(34)	$163
Value creation initiatives	98	24
Total	$64	$187

	For the three months ended March 31,
	2026	2025
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$(0.28)	$1.35
Value creation initiatives	0.81	0.20
Cumulative net tax impact	(0.12)	(0.36)
Total	$0.41	$1.19

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
It is reasonably possible that these laws and regulations, as well as other current or future legislative, judicial or regulatory changes including restrictions on our ability to manage our provider network, manage and sell our products, or otherwise operate our business, or restrictions on profitability, including reviews by regulatory bodies that may compare our Medicare Advantage profitability to our non-Medicare Advantage business profitability, or compare the profitability of various products within our Medicare Advantage business, and require that they remain within certain ranges of each other, increases in member benefits or changes to member eligibility criteria without corresponding increases in premium payments to us, further restrictions on ownership structure, service arrangements, or fee payments between intercompany or vertically-integrated assets, increases in regulation of our prescription drug benefit businesses, reductions in reimbursement rates, or changes to the Part D prescription drug benefit design (and uncertainty arising from the implementation of these changes) in the aggregate may have a material adverse effect on our results of operations (including restricting revenue, enrollment and premium growth in certain products and market segments, restricting our ability to expand into new markets, increasing our medical and operating costs, further lowering our Medicare payment rates and increasing our expenses associated with assessments); our financial position (including our ability to maintain the value of our goodwill); and our cash flows.

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

Comparison of Results of Operations for 2026 and 2025
The following discussion primarily deals with our results of operations for the three months ended March 31, 2026, or the 2026 quarter and the three months ended March 31, 2025, or the 2025 quarter.

			Change
	Three months ended March 31,		Three months ended March 31, 2026 vs 2025
	2026	2025	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$37,709	$30,514	$7,195	23.6%
Services:
Insurance	247	252	(5)	(2.0)%
CenterWell	1,428	1,082	346	32.0%
Corporate	2	—	2	100.0%
Total services revenue	1,677	1,334	343	25.7%
Investment income	262	264	(2)	(0.8)%
Total revenues	39,648	32,112	7,536	23.5%
Operating expenses:
Benefits	33,707	26,535	7,172	27.0%
Operating costs	4,024	3,380	644	19.1%
Depreciation and amortization	163	183	(20)	(10.9)%
Total operating expenses	37,894	30,098	7,796	25.9%
Income from operations	1,754	2,014	(260)	(12.9)%
Interest expense	193	160	33	20.6%
Other (income) expense, net	(34)	163	197	120.9%
Income before income taxes and equity in net losses	1,595	1,691	(96)	(5.7)%
Provision for income taxes	395	406	(11)	(2.7)%
Equity in net losses	(16)	(43)	(27)	(62.8)%
Net income	$1,184	$1,242	$(58)	(4.7)%
Diluted earnings per common share	$9.83	$10.30	$(0.47)	(4.6)%
Benefit ratio (a)	89.4%	87.0%		2.4%
Operating cost ratio (b)	10.2%	10.6%		(0.4)%
Effective tax rate	25.0%	24.6%		0.4%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs, excluding depreciation and amortization, as a percentage of total revenues less investment income.

Premiums Revenue

Consolidated premiums revenue increased $7.2 billion, or 23.6%, from $30.5 billion in the 2025 quarter to $37.7 billion in the 2026 quarter primarily reflecting membership growth across the Medicare businesses in 2026, higher per member Medicare Advantage (MA) and stand-alone PDP premiums largely driven by an increase in MA benchmark funding from the Centers for Medicare and Medicaid Services (CMS) and the increased Part D direct subsidy as a result of the Inflation Reduction Act (IRA). These factors were partially offset by the previously disclosed Bonus Year (BY) 2026 Star Ratings headwind.

Services Revenue

Consolidated services revenue increased $0.3 billion, or 25.7%, from $1.3 billion in the 2025 quarter to $1.7 billion in the 2026 quarter primarily reflecting the increased payor-agnostic client base across the CenterWell platform partially offset by the final year of the phase-in of the v28 risk model revision.
Investment Income
Investment income was relatively unchanged from $264 million in the 2025 quarter to $262 million in the 2026 quarter.
Benefit Expense
Consolidated benefits expense increased $7.2 billion, or 27.0%, from $26.5 billion in the 2025 quarter to $33.7 billion in the 2026 quarter. The consolidated benefit ratio increased 240 basis points from 87.0% for the 2025 quarter to 89.4% for the 2026 quarter primarily reflecting the BY 2026 Star Ratings revenue headwind, the effect of the individual MA membership growth during the most recent Annual Election Period (AEP) and Open Enrollment Period (OEP) as the new members, on average, run at a higher benefit ratio as compared to retained members (excluding the impact of the BY 2026 Star Ratings headwind) and the anticipated lower favorable prior-period medical claims reserve development in the 2026 quarter compared to the 2025 quarter. These factors were partially offset by the 2026 individual MA pricing, inclusive of the MA funding environment (excluding the BY 2026 Star Ratings headwind) combined with our ongoing clinical excellence efforts, more than offsetting the assumption of claims trend (with largely stable benefits year over year), and the benefit of our group MA recontracting efforts for the 2026 plan year.
Consolidated benefits expense included $389 million of favorable prior-period medical claims reserve development in the 2026 quarter and $477 million of favorable prior-period medical claims development in the 2025 quarter. This development does not directly correspond to our operating results as a portion is attributable to provider risk-sharing arrangements, which are accounted for separately based on contractual terms.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.6 billion, or 19.1%, from $3.4 billion in the 2025 quarter to $4.0 billion in the 2026 quarter. The consolidated operating cost ratio decreased 40 basis points from 10.6% for the 2025 quarter to 10.2% for the 2026 quarter primarily reflecting operating leverage associated with increased revenues from membership growth across the Medicare businesses in 2026 combined with an improved MA benchmark funding rate and increased Part D direct subsidy resulting from the IRA, as well as the progress on our previously discussed tactical cost cutting and transformation initiatives combined with the beneficial impact of our prior value creation initiatives that have driven administrative cost efficiencies. These factors were partially offset by the impact of the previously disclosed BY 2026 Star Ratings headwind and a higher CenterWell operating cost ratio.
Depreciation and Amortization
Depreciation and amortization decreased $20 million, or 10.9%, from $183 million in the 2025 quarter to $163 million in the 2026 quarter primarily due to decreased capital spending.
Interest Expense
Interest expense increased $33 million, or 20.6%, from $160 million in the 2025 quarter to $193 million in the 2026 quarter primarily due to financing costs and higher average debt balances.

Income Taxes
The effective income tax rate was 25.0% and 24.6% for the three months ended March 31, 2026 and 2025, respectively. The year-over-year increase in the effective income tax rate is primarily due to increased state tax expense.

Insurance Segment

	March 31,		Change
	2026	2025	Members	%
Membership:
Individual Medicare Advantage	6,393,300	5,215,800	1,177,500	22.6%
Group Medicare Advantage	729,200	572,600	156,600	27.3%
Medicare stand-alone PDP	3,860,600	2,433,100	1,427,500	58.7%
Total Medicare	10,983,100	8,221,500	2,761,600	33.6%
Medicare Supplement	536,800	420,500	116,300	27.7%
State-based contracts and other	1,561,300	1,608,100	(46,800)	(2.9)%
Military services	4,630,200	4,588,900	41,300	0.9%
Total Medical Membership	17,711,400	14,839,000	2,872,400	19.4%
Total Specialty Membership	4,912,300	4,688,400	223,900	4.8%
Members may not be unique to each product since members have the ability to enroll in more than one product.

			Change
	Three months ended March 31,		Three months ended March 31, 2026 vs 2025
	2026	2025	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$28,252	$22,681	$5,571	24.6%
Group Medicare Advantage	2,911	2,322	589	25.4%
Medicare stand-alone PDP	2,617	1,448	1,169	80.7%
Total Medicare	33,780	26,451	7,329	27.7%
Specialty benefits	268	244	24	9.8%
Medicare Supplement	329	251	78	31.1%
State-based contracts and other	3,332	3,568	(236)	(6.6)%
Premiums revenue	37,709	30,514	7,195	23.6%
Services:
Military services and other	247	252	(5)	(2.0)%
Services revenue	247	252	(5)	(2.0)%
Total external revenues	$37,956	$30,766	$7,190	23.4%
Income from operations	$1,435	$1,574	$(139)	(8.8)%
Benefit ratio	89.4%	87.4%		2.0%
Operating cost ratio	7.3%	8.2%		(0.9)%

Income from operations
Insurance segment income from operations decreased $139 million, or 8.8%, from $1.6 billion in the 2025 quarter to $1.4 billion in the 2026 quarter primarily due to the same factors impacting the Insurance segment's benefit and operating cost ratios as more fully described below.
Enrollment
Individual Medicare Advantage membership increased 1,177,500 members, or 22.6%, from March 31, 2025 to March 31, 2026 reflecting net membership gains during the most recent AEP and OEP. Individual Medicare Advantage membership includes 945,100 D-SNP members as of March 31, 2026, a net increase of 146,000 D-SNP members, or 18.3%, from 799,100 D-SNP members as of March 31, 2025.
Group Medicare Advantage membership increased 156,600 members, or 27.3%, from March 31, 2025 to March 31, 2026 reflecting net membership additions from the 2026 selling season.
Medicare stand-alone PDP membership increased 1,427,500 members, or 58.7%, from March 31, 2025 to March 31, 2026 reflecting net membership additions from group MA recontracting efforts and the 2026 selling season.
State-based contracts and other membership decreased 46,800 members, or 2.9%, from March 31, 2025 to March 31, 2026 primarily reflecting shifts in other membership offset by net membership additions in state-based contracts.

Specialty membership increased 223,900 members, or 5%, from March 31, 2025 to March 31, 2026 primarily reflecting growth in group dental and vision products.

Premiums Revenue
Insurance segment premiums revenue increased $7.2 billion, or 23.6%, from $30.5 billion in the 2025 quarter to $37.7 billion in the 2026 quarter primarily reflecting membership growth across the Medicare businesses in 2026, higher per member MA and stand-alone PDP premiums largely driven by an increase in MA benchmark funding from CMS and the increased Part D direct subsidy as a result of the IRA. These factors were partially offset by the BY 2026 Star Ratings headwind.
Services Revenue
Insurance segment services revenue decreased $5 million, or 2.0%, from $252 million in the 2025 quarter to $247 million in the 2026 quarter.
Benefits Expense
The Insurance segment benefit ratio increased 200 basis points from 87.4% for the 2025 quarter to 89.4% for the 2026 quarter primarily reflecting the BY 2026 Star Ratings revenue headwind, the effect of the individual MA membership growth during the most recent AEP and OEP as the new members, on average, run at a higher benefit ratio as compared to retained members (excluding the impact of the BY 2026 Star Ratings headwind) and the anticipated lower favorable prior-period medical claims reserve development in the 2026 quarter compared to the 2025 quarter. These factors were partially offset by the 2026 individual MA pricing, inclusive of the MA funding environment (excluding the BY 2026 Star Ratings headwind) combined with our ongoing clinical excellence efforts, more than offsetting the assumption of claims trend (with largely stable benefits year over year), and the benefit of our group Medicare Advantage recontracting efforts for the 2026 plan year.

Operating Costs
The Insurance segment operating cost ratio decreased 90 basis points from 8.2% for the 2025 quarter to 7.3% for the 2026 quarter primarily reflecting operating leverage associated with increased revenues from membership growth across the Medicare businesses in 2026 combined with an improved MA benchmark funding rate and increased Part D direct subsidy resulting from the IRA, as well as the progress on our previously discussed tactical cost cutting and transformation initiatives combined with the beneficial impact of prior value creation initiatives that have driven administrative cost efficiencies. These factors were partially offset by the impact of the previously disclosed BY 2026 Star Ratings headwind.
CenterWell Segment

			Change
	Three months ended March 31,		Three months ended March 31, 2026 vs 2025
	2026	2025	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$343	$335	$8	2.4%
Pharmacy solutions	297	278	19	6.8%
Primary care	788	469	319	68.0%
Total external revenues	1,428	1,082	346	32.0%
Intersegment revenues:
Home solutions	683	497	186	37.4%
Pharmacy solutions	2,855	2,566	289	11.3%
Primary care	1,134	950	184	19.4%
Intersegment revenues	4,672	4,013	659	16.4%
Total revenues	$6,100	$5,095	$1,005	19.7%
Income from operations	$289	$392	$(103)	(26.3)%
Operating cost ratio	94.5%	91.1%		3.4%

Income from operations
CenterWell income from operations decreased $103 million, or 26.3%, from $392 million in the 2025 quarter to $289 million in the 2026 quarter primarily due to the same factors impacting the CenterWell segment's revenue and operating cost ratio as more fully described below.
Services Revenue
CenterWell external services revenue increased $0.3 billion, or 32.0%, from $1.1 billion in the 2025 quarter to $1.4 billion in the 2026 quarter primarily reflecting the continued expansion of our payor-agnostic client base, primarily associated with the primary care business as a result of recent acquisitions, partially offset by the final year of the phase-in of the v28 risk model revision.
Intersegment Revenue
CenterWell intersegment revenues increased $0.7 billion, or 16.4%, from $4.0 billion in the 2025 quarter to $4.7 billion in the 2026 quarter primarily due to higher revenues associated with growth in each of the CenterWell business lines resulting from increased Medicare membership in 2026.

Operating Costs
The CenterWell segment operating cost ratio increased 340 basis points from 91.1% for the 2025 quarter to 94.5% for the 2026 quarter primarily reflecting the final year of the phase-in of the v28 risk model revision, along with certain year-over-year timing impacts, the uptick of volume within CenterWell Specialty Pharmacy, which carries a higher operating cost ratio than the traditional pharmacy business, the anticipated headwind in the 2026 quarter associated with a primary care acquisition in the fourth quarter of 2025, as well as transaction and integration costs associated with the recently disclosed acquisition of MaxHealth in the 2026 quarter. These factors were partially offset by the continued maturation of the v28 mitigation activities within the primary care business and the progress on our tactical cost cutting and transformation initiatives combined with the beneficial impact of prior value creation initiatives that have driven administrative cost efficiencies.
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
For additional information regarding our liquidity risk, refer to Part I, Item 1A, "Risk Factors" in our 2025 Form 10-K and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
Cash and cash equivalents increased to approximately $5.0 billion at March 31, 2026 from $4.2 billion at December 31, 2025. The change in cash and cash equivalents for the three months ended March 31, 2026 and 2025 is summarized as follows:

	Three Months Ended
	2026	2025
	(in millions)
Net cash provided by operating activities	$1,254	$331
Net cash (used in) provided by investing activities	(2,553)	314
Net cash provided by financing activities	2,050	1,384
Increase in cash and cash equivalents	$751	$2,029
Cash Flow from Operating Activities
Cash flows provided by operations of $1.3 billion in the 2026 quarter increased $0.9 billion from cash flows provided by operations of $0.3 billion in the 2025 quarter. The increase in our operating cash flows was the result of favorable working capital activity, primarily associated with an increase in the IBNR balance, modestly offset by a decline in net earnings in the 2026 quarter.
The most significant drivers of changes in our working capital are typically the timing of payments of benefits expense and receipts for premiums. Benefits expense includes claim payments, capitation payments, pharmacy costs net of rebates, allocations of certain centralized expenses and various other costs incurred to provide health insurance coverage to members, as well as estimates of future payments to hospitals and others for medical care and other supplemental benefits provided on or prior to the balance sheet date. For additional information regarding our benefits payable and benefits expense recognition, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
The detail of total net receivables at March 31, 2026 and December 31, 2025 and reconciliation to cash flow for the three months ended March 31, 2026 and 2025 was as follows:

	March 31, 2026	December 31, 2025	2026 Quarter Change	2025 Quarter Change
	(in millions)
Medicare	$4,153	$2,209	$1,944	$1,723
State-based contracts	764	705	59	40
Military services	89	163	(74)	(35)
Other	314	299	15	50
Allowances	(102)	(106)	4	(23)
Total net receivables	$5,218	$3,270	$1,948	$1,755
Reconciliation to cash flow statement:
Receivables acquired			(34)	—
Change in receivables per cash flow statement			$1,914	$1,755

The change in Medicare receivables for the 2026 quarter and 2025 quarter reflects the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.
Cash Flow from Investing Activities
During the 2026 quarter, we acquired MaxHealth for cash consideration of approximately $908 million, net of cash acquired. No other businesses were acquired that individually or in the aggregate had a material impact on our results of operations, financial conditions or cash flows during the 2026 and 2025 quarters.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $121 million in the 2026 quarter and $95 million in the 2025 quarter.
Net purchases of investment securities were $1.5 billion in the 2026 quarter and net proceeds of investment securities were $409 million in the 2025 quarter.

Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $548 million and $75 million in the 2026 and 2025 quarters, respectively.
Under our administrative services only TRICARE contracts, reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $125 million in the 2026 quarter and health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $110 million in the 2025 quarter.
In March 2026, we issued $1.0 billion in aggregate principal amount of 6.625% fixed-to-fixed rate junior subordinated notes (Subordinated Notes) due September 15, 2056, which resulted in approximately $990 million of net proceeds after deducting underwriters' discounts and offering expenses. We intend to use the net proceeds from this offering for general corporate purposes, including repayment of borrowings under our commercial paper program.
In March 2026, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, $600 million aggregate principal of 3.950% senior notes maturing in March 2027, $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029, $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 and $750 million aggregate principal amount of 2.150% senior notes maturing in February 2032 during the period beginning on March 23, 2026 and ending on July 31, 2026. For the period ended March 31, 2026, we repurchased $10 million of the principal amount of the 1.350% senior notes maturing in February 2027 for approximately $10 million cash.
In March 2025, we issued $750 million of 5.550% unsecured senior notes due May 1, 2035, $500 million of 6.000% unsecured senior notes due May 1, 2055, and an additional $250 million of our existing 5.375% unsecured senior notes due April 15, 2031. Our net proceeds, reduced for the underwriters' discounts and commissions paid, were $1.481 billion. We used the net proceeds of these offerings to repay outstanding amounts from the 4.500% Senior Notes due on April 1, 2025. The remaining net proceeds were used for general corporate purposes, which may include the repayment of our existing indebtedness, including borrowings under our commercial paper program.
In 2024, we entered into a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral. In 2024, we also entered into an uncommitted receivables purchase facility under which certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. In the 2026 quarter net repayments from the securities lending program were $55 million. There were no repayments or proceeds from the uncommitted receivables purchase facility in the 2026 quarter. In the 2025 quarter, net proceeds from the securities lending program were $175 million and net repayments from the uncommitted receivables purchase facility were $68 million.
Net proceeds from the issuance of commercial paper were $693 million in the 2026 quarter and maximum principal amount outstanding at any one time during the 2026 quarter was $2.0 billion. Net repayments from the issuance of commercial paper were $4 million in the 2025 quarter.
We acquired common shares in connection with employee stock plans for $107 million and $9 million in the 2026 quarter and 2025 quarter, respectively.
We paid dividends to stockholders of $107 million and $108 million during the 2026 quarter and 2025 quarter, respectively.

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
Debt
For additional information regarding debt, including our senior notes, junior subordinated notes, revolving credit agreements, commercial paper program and other short-term borrowings, refer to Note 12 to the unaudited Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Form 10-Q.
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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at March 31, 2026 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $111 million at March 31, 2026 compared to $1.5 billion at December 31, 2025. This decrease primarily reflects capital contributions to certain subsidiaries, cash dividends to shareholders, capital expenditures, and common stock repurchases, partially offset by net proceeds from the issuance of junior subordinated notes and commercial paper. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
During 2025 and 2026, we entered into agreements with unrelated insurers that do not qualify for reinsurance accounting under GAAP, and are accounted for using deposit accounting. These contracts minimize the risk of catastrophic loss, reducing capital and surplus requirements. Total deposit assets and liabilities related to these reinsurance agreements that do not qualify for reinsurance accounting under GAAP are not material at March 31, 2026.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of December 31, 2025, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $14.1 billion, which exceeded aggregate minimum regulatory requirements of $7.5 billion. The amount of ordinary dividends that may be paid to our parent company in 2026 is approximately $1.1 billion in the aggregate. Actual dividends paid to our parent company were approximately $1.1 billion in 2025. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of A+ at March 31, 2026. Our net unrealized position increased $0.1 billion from a net unrealized loss position of $0.8 billion at December 31, 2025 to a net unrealized loss position of $0.9 billion at March 31, 2026. At March 31, 2026, we had gross unrealized losses of $1.0 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during the three months ended March 31, 2026. While we believe that these impairments will be recovered and we currently do not have intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.5 years as of March 31, 2026 and 3.6 years as of December 31, 2025. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $773 million at March 31, 2026.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended March 31, 2026.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no changes to the risk factors included in our 2025 Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)N/A
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 2026	—	$—	—	$2,826,757,902
February 2026	564,390	182.13	564,390	2,723,963,914
March 2026	—	—	—	2,723,963,914
Total	564,390	$182.13	564,390
(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.7 billion as of April 28, 2026.
(2)Excludes 0.02 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).
4.1	Amended and Restated Indenture, dated as of March 5, 2026, by and between the Company and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.24 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3ASR, File No. 333-277734, filed on March 5, 2026).
4.2	First Supplemental Indenture, dated March 9, 2026, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Humana’s Current Report on Form 8-K filed on March 9, 2026).
10.1	Humana Inc. 2026 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Humana’s Registration Statement on Form S-8 filed on April 16, 2026).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2026 and December 31, 2025; (ii) the Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2026 and 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2026 and 2025; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2026 and 2025; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	April 29, 2026	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)