Form 10-Q
period 2026-06-30
HUMANA INC
filed 2026-07-29
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at June 30, 2026
$0.16 2/3 par value	120,080,308 shares

Humana Inc.
FORM 10-Q
JUNE 30, 2026

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,893	$4,200
Investment securities	16,978	15,703
Receivables, net of allowances of $117 in 2026 and $108 in 2025	5,695	3,270
Other current assets	10,520	9,560
Total current assets	40,086	32,733
Property and equipment, net	2,098	2,231
Long-term investment securities	650	493
Equity method investments	627	638
Goodwill	10,485	9,686
Other long-term assets	3,250	3,128
Total assets	$57,196	$48,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$12,876	$9,967
Trade accounts payable and accrued expenses	7,263	5,717
Book overdraft	351	306
Unearned revenues	249	356
Short-term debt	2,268	—
Total current liabilities	23,007	16,346
Long-term debt	11,979	12,369
Other long-term liabilities	2,933	2,457
Total liabilities	37,919	31,172
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,719,832 shares issued at June 30, 2026 and 198,719,321 shares issued at December 31, 2025	33	33
Capital in excess of par value	3,701	3,600
Retained earnings	30,741	29,075
Accumulated other comprehensive loss	(751)	(633)
Treasury stock, at cost, 78,639,524 shares at June 30, 2026 and 78,128,009 shares at December 31, 2025	(14,511)	(14,418)
Total stockholders' equity	19,213	17,657
Noncontrolling interests	64	80
Total equity	19,277	17,737
Total liabilities and equity	$57,196	$48,909

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions, except per share results)
Revenues:
Premiums	$38,834	$30,716	$76,543	$61,230
Services	1,780	1,400	3,457	2,734
Net investment income	253	272	515	536
Total revenues	40,867	32,388	80,515	64,500
Operating expenses:
Benefits	35,370	27,565	69,077	54,100
Operating costs	3,978	3,547	8,002	6,927
Depreciation and amortization	159	178	322	361
Total operating expenses	39,507	31,290	77,401	61,388
Income from operations	1,360	1,098	3,114	3,112
Interest expense	197	157	390	317
Other expense, net	211	200	177	363
Income before income taxes and equity in net losses	952	741	2,547	2,432
Provision for income taxes	238	179	633	585
Equity in net losses	(21)	(19)	(37)	(62)
Net income	$693	$543	$1,877	$1,785
Net loss attributable to noncontrolling interests	1	2	3	4
Net income attributable to Humana	$694	$545	$1,880	$1,789
Basic earnings per common share	$5.78	$4.52	$15.64	$14.83
Diluted earnings per common share	$5.73	$4.51	$15.55	$14.81
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income attributable to Humana	$694	$545	$1,880	$1,789
Other comprehensive (loss) income:
Change in gross unrealized investment (losses) gains	(33)	117	(156)	375
Effect of income taxes	9	(27)	35	(85)
Total change in unrealized investment (losses) gains, net of tax	(24)	90	(121)	290
Reclassification adjustment for net realized gains (losses)	5	(5)	4	(7)
Effect of income taxes	(1)	—	(1)	1
Total reclassification adjustment, net of tax	4	(5)	3	(6)
Other comprehensive (loss) income, net of tax	(20)	85	(118)	284
Comprehensive income attributable to Humana	$674	$630	$1,762	$2,073
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended June 30, 2026
Balances, March 31, 2026	198,720	$33	$3,641	$30,153	$(731)	$(14,516)	$18,580	$66	$18,646
Net income				694			694	(1)	693
Distribution to noncontrolling interest holders, net							—	(1)	(1)
Other comprehensive loss					(20)		(20)		(20)
Common stock repurchases			—			—	—		—
Dividends and dividend equivalents			—	(106)			(106)		(106)
Stock-based compensation			65				65		65
Restricted stock unit vesting	—	—	(2)			2	—		—
Stock option exercises	—	—	(3)			3	—		—
Balances, June 30, 2026	198,720	$33	$3,701	$30,741	$(751)	$(14,511)	$19,213	$64	$19,277

Three months ended June 30, 2025
Balances, March 31, 2025	198,719	$33	$3,497	$29,453	$(868)	$(14,364)	$17,751	$68	$17,819
Net income				545			545	(2)	543
Distribution to noncontrolling interest holders, net							—	(5)	(5)
Other comprehensive income					85		85		85
Common stock repurchases			—			(100)	(100)		(100)
Dividends and dividend equivalents			—	(107)			(107)		(107)
Stock-based compensation			60				60		60
Restricted stock unit vesting	—	—	—			—	—		—
Balances, June 30, 2025	198,719	$33	$3,557	$29,891	$(783)	$(14,464)	$18,234	$61	$18,295
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Six months ended June 30, 2026
Balances, December 31, 2025	198,719	$33	$3,600	$29,075	$(633)	$(14,418)	$17,657	$80	$17,737
Net income				1,880			1,880	(3)	1,877
Distribution to noncontrolling interest holders, net							—	(13)	(13)
Other comprehensive loss					(118)		(118)		(118)
Common stock repurchases			—			(108)	(108)		(108)
Dividends and dividend equivalents			—	(214)			(214)		(214)
Stock-based compensation			116				116		116
Restricted stock unit vesting	1	—	(12)			12	—		—
Stock option exercises	—	—	(3)			3	—		—
Balances, June 30, 2026	198,720	$33	$3,701	$30,741	$(751)	$(14,511)	$19,213	$64	$19,277

Six months ended June 30, 2025
Balances, December 31, 2024	198,719	$33	$3,463	$28,317	$(1,067)	$(14,371)	$16,375	$70	$16,445
Net income				1,789			1,789	(4)	1,785
Distribution to noncontrolling interest holders, net							—	(5)	(5)
Other comprehensive income					284		284		284
Common stock repurchases			—			(109)	(109)		(109)
Dividends and dividend equivalents			—	(215)			(215)		(215)
Stock-based compensation			110				110		110
Restricted stock unit vesting	—	—	(16)			16	—		—
Balances, June 30, 2025	198,719	$33	$3,557	$29,891	$(783)	$(14,464)	$18,234	$61	$18,295

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities
Net income	$1,877	$1,785
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on investment securities, net	26	(13)
Equity in net losses	37	62
Stock-based compensation	116	110
Depreciation	363	396
Amortization	19	30
Impairment of property and equipment	25	14
Impairment of indefinite-lived intangible assets	—	32
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	(2,392)	(1,800)
Other assets	(902)	(658)
Benefits payable	2,909	620
Other liabilities	1,241	1,010
Unearned revenues	(107)	14
Other, net	8	—
Net cash provided by operating activities	3,220	1,602
Cash flows from investing activities
Proceeds from sale of business, net	40	—
Acquisitions, net of cash acquired	(930)	(1)
Purchases of property and equipment, net	(253)	(209)
Purchases of investment securities	(4,230)	(1,941)
Proceeds from maturities of investment securities	1,561	1,617
Proceeds from sales of investment securities	1,050	1,243
Changes in securities lending collateral receivable	(64)	(48)
Net cash (used in) provided by investing activities	(2,826)	661
Cash flows from financing activities
Receipts (payments) from contract deposits, net	547	(579)
Proceeds from issuance of notes, net	990	1,481
Repayments of notes	(281)	(771)
Proceeds (repayments) from issuance of commercial paper, net	1,300	(5)
Debt issue costs	(16)	(5)
Change in book overdraft	45	(105)
Common stock repurchases	(108)	(109)
Dividends paid	(214)	(214)
Changes in securities lending payable	64	48
Changes in rebate factor payable	—	(123)
Other	(28)	(62)
Net cash provided by (used in) financing activities	2,299	(444)
Increase in cash and cash equivalents	2,693	1,819
Cash and cash equivalents at beginning of period	4,200	2,221
Cash and cash equivalents at end of period	$6,893	$4,040
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the six months ended June 30,
	2026	2025
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$314	$293
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$989	$2
Less: Fair value of liabilities assumed	(59)	(1)
Cash paid for acquired businesses, net of cash acquired	$930	$1
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
MaxHealth Acquisition
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
As a result of these initiatives, we recorded charges of $56 million and $154 million for the three and six months ended June 30, 2026, respectively, and $29 million and $53 million for the three and six months ended June 30, 2025, respectively, within operating costs in the consolidated statements of income. The charges primarily relate to severance and associate exit costs, asset impairments, and external consulting expenses incurred to execute the program. We expect to incur additional charges over the course of the program.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In addition, we recorded impairment charges related to minority-interest investments of $21 million within net investment income in our condensed consolidated statements of income for the three and six months ended June 30, 2026 and $32 million, relating to indefinite-lived intangible assets, within operating costs in our condensed consolidated statements of income for the three and six months ended June 30, 2025.
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
At June 30, 2026, accounts receivable related to services were $337 million. For the three and six months ended June 30, 2026, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet.
For the three and six months ended June 30, 2026, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.

Reinsurance
During 2025 and 2026, we entered into agreements with unrelated insurers that do not qualify for reinsurance accounting under GAAP, and are accounted for using deposit accounting. These contracts minimize the risk of catastrophic loss, reducing capital and surplus requirements. Total deposit assets and liabilities related to these reinsurance agreements that do not qualify for reinsurance accounting under GAAP are not material at June 30, 2026.
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
There are no other recently issued accounting pronouncements that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

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
During 2026 and 2025, we acquired and disposed other health and wellness related businesses that, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition related costs recognized in 2026 and 2025 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the quarter of acquisition, were not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at June 30, 2026 and December 31, 2025, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
June 30, 2026
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,572	$—	$(66)	$2,506
Mortgage-backed securities	4,407	3	(376)	4,034
Tax-exempt municipal securities	419	—	(11)	408
Mortgage-backed securities:
Residential	451	—	(47)	404
Commercial	1,131	1	(48)	1,084
Asset-backed securities	1,107	2	(17)	1,092
Corporate debt securities	8,514	10	(424)	8,100
Total debt securities	$18,601	$16	$(989)	$17,628

December 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,314	$3	$(39)	$2,278
Mortgage-backed securities	3,980	7	(336)	3,651
Tax-exempt municipal securities	442	—	(14)	428
Mortgage-backed securities:
Residential	434	—	(46)	388
Commercial	1,058	1	(47)	1,012
Asset-backed securities	791	4	(12)	783
Corporate debt securities	7,998	31	(373)	7,656
Total debt securities	$17,017	$46	$(867)	$16,196
During the quarter ended June 30, 2026, we disposed of our corporate debt securities of Gentiva Hospice and recognized an immaterial gain.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $702 million and $638 million was held at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, collateral from lending our investment securities was reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $176 million and $193 million at June 30, 2026 and December 31, 2025, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit loss has been recorded were as follows at June 30, 2026 and December 31, 2025, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
June 30, 2026
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$1,661	$(29)	$673	$(37)	$2,334	$(66)
Mortgage-backed securities	1,746	(33)	1,907	(343)	3,653	(376)
Tax-exempt municipal securities	106	(1)	241	(10)	347	(11)
Mortgage-backed securities:
Residential	80	(1)	302	(46)	382	(47)
Commercial	301	(3)	685	(45)	986	(48)
Asset-backed securities	578	(4)	191	(13)	769	(17)
Corporate debt securities	3,522	(55)	3,371	(369)	6,893	(424)
Total debt securities	$7,994	$(126)	$7,370	$(863)	$15,364	$(989)

December 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$643	$(7)	$857	$(32)	$1,500	$(39)
Mortgage-backed securities	593	(3)	2,373	(333)	2,966	(336)
Tax-exempt municipal securities	51	—	347	(14)	398	(14)
Mortgage-backed securities:
Residential	10	—	321	(46)	331	(46)
Commercial	77	—	794	(47)	871	(47)
Asset-backed securities	85	—	263	(12)	348	(12)
Corporate debt securities	872	(6)	3,785	(367)	4,657	(373)
Total debt securities	$2,331	$(16)	$8,740	$(851)	$11,071	$(867)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at June 30, 2026. Our remaining debt securities below investment-grade were primarily rated BB-. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 2,075 positions out of a total of approximately 2,925 positions at June 30, 2026. All issuers of debt securities we own that were trading at an unrealized loss at June 30, 2026 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At June 30, 2026, we

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and six months ended June 30, 2026 or 2025.
The detail of gains (losses) related to investment securities and included within net investment income was as follows for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Gross gains on investment securities	$8	$13	$10	$18
Gross losses on investment securities	(33)	(2)	(36)	(5)
Net recognized (losses) gains on investment securities	$(25)	$11	$(26)	$13
The contractual maturities of debt securities available for sale at June 30, 2026, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,134	$1,127
Due after one year through five years	4,639	4,497
Due after five years through ten years	4,478	4,335
Due after ten years	1,254	1,055
Mortgage and asset-backed securities	7,096	6,614
Total debt securities	$18,601	$17,628

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at June 30, 2026 and December 31, 2025, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
June 30, 2026
Cash equivalents	$5,557	$5,557	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,506	—	2,506	—
Mortgage-backed securities	4,034	—	4,034	—
Tax-exempt municipal securities	408	—	408	—
Mortgage-backed securities:
Residential	404	—	404	—
Commercial	1,084	—	1,068	16
Asset-backed securities	1,092	—	937	155
Corporate debt securities	8,100	—	7,804	296
Total debt securities	17,628	—	17,161	467
Securities lending invested collateral	702	702	—	—
Total invested assets	$23,887	$6,259	$17,161	$467

December 31, 2025
Cash equivalents	$3,945	$3,945	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,278	—	2,278	—
Mortgage-backed securities	3,651	—	3,651	—
Tax-exempt municipal securities	428	—	428	—
Mortgage-backed securities:
Residential	388	—	388	—
Commercial	1,012	—	996	16
Asset-backed securities	783	—	656	127
Corporate debt securities	7,656	—	7,359	297
Total debt securities	16,196	—	15,756	440
Securities lending invested collateral	638	638	—	—
Total invested assets	$20,779	$4,583	$15,756	$440
Our Level 3 assets had a fair value of $467 million, or 2.0% of total invested assets, and $440 million, or 2.1% of total invested assets, at June 30, 2026 and December 31, 2025, respectively. During the six months ended June

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
30, 2026 and 2025, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the six months ended June 30, 2026				For the six months ended June 30, 2025
	Mortgage-backed securities: Commercial	Asset-backed securities	Corporate debt securities	Total	Mortgage-backed securities: Commercial	Asset-backed securities	Corporate debt securities	Total
	(in millions)
Beginning balance at January 1	$16	$127	$297	$440	$7	$73	$242	$322
Total gains or losses:
Realized in earnings	—	—	(1)	(1)	—	—	—	—
Unrealized in other comprehensive income	—	(1)	(3)	(4)	—	—	3	3
Purchases	—	43	46	89	9	15	47	71
Maturities	—	—	(3)	(3)	—	—	(2)	(2)
Sales	—	—	(53)	(53)	—	—	—	—
Settlements	—	—	(1)	(1)	—	—	—	—
Transfers out	—	(14)	—	(14)	—	—	—	—
Transfers in	—	—	14	14	—	—	—	—
Balance at June 30	$16	$155	$296	$467	$16	$88	$290	$394
Interest Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $129 million at June 30, 2026. Our swap positions at June 30, 2026 and December 31, 2025 included swap assets, included within other long-term assets on our condensed consolidated balance sheet, of $17 million and $57 million, respectively, and swap liabilities, included within other long-term liabilities on our condensed consolidated balance sheet, of $146 million and $51 million, respectively. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and six months ended June 30, 2026 and 2025.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes the notional amounts at June 30, 2026 and December 31, 2025, respectively, for our senior notes under the swap agreements:

	Notional amount at
Senior Notes Under Swap Agreements	June 30, 2026	December 31, 2025
	(in millions)
$1,500 million, 5.375% due April 15, 2031	$700	$700
$750 million, 5.875% due March 1, 2033	650	650
$850 million, 5.950% due March 15, 2034	800	800
$750 million, 5.550% due May 1, 2035	600	600
$250 million, 8.150% due June 15, 2038	200	—
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.950% due October 1, 2044	750	600
$400 million, 4.800% due March 15, 2047	400	350
$500 million, 3.950% due August 15, 2049	500	450
$750 million, 5.500% due March 15, 2053	750	700
$1,000 million, 5.750% due April 15, 2054	1,000	800
$500 million, 6.000% due May 1, 2055	500	450
Total Senior Notes Under Swap Agreements	$7,250	$6,500

Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our junior subordinated and senior notes debt outstanding, net of unamortized debt issuance costs, was $12.9 billion at June 30, 2026 and $12.4 billion at December 31, 2025. The fair value of our junior subordinated and senior notes debt was $12.7 billion at June 30, 2026 and $12.2 billion at December 31, 2025. The fair value of our debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. The commercial paper borrowings were $1.3 billion at June 30, 2026. We had no outstanding commercial paper borrowings at December 31, 2025.
Put and Call Options Measured at Fair Value
The put and call options fair values associated with our primary care strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $1.6 billion and $20 million, respectively, at June 30, 2026. The put and call options fair values, derived from the Monte Carlo simulation, were $1.4 billion and $13 million, respectively, at December 31, 2025. The put liability and call asset are included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets. Fair value changes to the put and call options are included within Other expense, net within our condensed consolidated income statement.
Based on the updated revenue growth assumptions in our most recent projections, the first two cohorts of clinics under our partnership with WCAS can be called by us in 2026 for approximately $1.0 billion to $1.6 billion.
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

	June 30, 2026	December 31, 2025
Annualized volatility	21.6% - 22.6%	18.9% - 19.9%
Credit spread	0.6% - 1.5%	1.1% - 1.6%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	10.0% - 14.0%	10.5% - 14.5%
Long term growth rate	3.0%	3.0%
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
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at June 30, 2026 and December 31, 2025. CMS subsidies/discounts include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants funded by CMS and pharmaceutical manufacturers.
The accompanying condensed consolidated balance sheets include $1.1 billion of net assets and $1.5 billion of net assets associated with subsidy programs at June 30, 2026 and December 31, 2025, respectively.

The accompanying condensed consolidated balance sheets also include $1.4 billion of net assets and $1.6 billion of net assets associated with cost sharing programs at June 30, 2026 and December 31, 2025, respectively.
For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the six months ended June 30, 2026 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2026	$2,663	$7,023	$9,686
Acquisitions	246	585	831
Dispositions	—	(32)	(32)
Balance at June 30, 2026	$2,909	$7,576	$10,485
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at June 30, 2026 and December 31, 2025:

	Weighted Average Life	June 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$790	$—	$790	$790	$—	$790
Medicare licenses	Indefinite	262	—	262	262	—	262
Customer contracts/relationships	8.5 years	788	702	86	732	692	40
Trade names and technology	5.6 years	115	102	13	104	97	7
Provider contracts	11.9 years	66	64	2	67	65	2
Noncompetes and other	8.2 years	89	62	27	85	58	27
Total other intangible assets	8.4 years	$2,110	$930	$1,180	$2,040	$912	$1,128
    For the three months ended June 30, 2026 and 2025, amortization expense for other intangible assets was approximately $8 million and $15 million, respectively. For the six months ended June 30, 2026 and 2025, amortization expense for other intangible assets was approximately $19 million and $30 million, respectively. We recorded an impairment charge of $128 million relating to our indefinite-lived intangible assets in 2025.
The following table presents our estimate of amortization expense remaining for 2026 and each of the next five succeeding years at June 30, 2026:

(in millions)
For the years ending December 31,
2026	$17
2027	28
2028	18
2029	16
2030	16
2031	10
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
	(in millions)
Balances, beginning of period	$9,967	$10,440
Incurred related to:
Current year	69,519	54,738
Prior years	(442)	(638)
Total incurred	69,077	54,100
Paid related to:
Current year	(57,511)	(44,818)
Prior years	(8,657)	(8,662)
Total paid	(66,168)	(53,480)
Balances, end of period	$12,876	$11,060

The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the incurred claims amounts. At June 30, 2026 and June 30, 2025, benefits payable included IBNR of approximately $8.9 billion and $7.0 billion, primarily associated with claims incurred in each respective period.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$694	$545	$1,880	$1,789
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,066	120,539	120,199	120,602
Dilutive effect of:
Employee stock options	—	—	—	—
Restricted stock	1,069	206	694	192
Shares used to compute diluted earnings per common share	121,135	120,745	120,893	120,794
Basic earnings per common share	$5.78	$4.52	$15.64	$14.83
Diluted earnings per common share	$5.73	$4.51	$15.55	$14.81
Number of antidilutive stock options and restricted stock excluded from computation	716	791	1,519	1,299

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

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2026 under our Board approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2026 payments
12/26/2025	1/30/2026	$0.8850	$107
3/27/2026	4/24/2026	$0.8850	$106
In April 2026, the Board declared a cash dividend of $0.885 per share payable on July 31, 2026 to stockholders of record as of the close of business on June 26, 2026. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.

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

Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the six months ended June 30, 2026, we repurchased 0.6 million shares in open market transactions for $103 million. These shares were repurchased at an average price of $182.13 under the February 2024 share repurchase authorization. During the six months ended June 30, 2025, we repurchased 0.4 million shares in open market transactions for $100 million. These shares were repurchased at an average price of $233.73 under the February 2024 share repurchase authorization.

Our remaining repurchase authorization was $2.7 billion as of July 28, 2026.

In connection with employee stock plans, we acquired 0.03 million common shares for $5 million and 0.04 million common shares for $9 million during the six months ended June 30, 2026 and 2025, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 25.6% and 24.7% for the three months ended June 30, 2026, and 2025, respectively, and 25.2% and 24.6% for the six months ended June 30, 2026 and 2025, respectively. The 2026 quarter and period effective income tax rate increase is primarily related to state taxes.
For the six months ended June 30, 2026 and 2025, we paid income taxes net of refunds of $141 million and $29 million, respectively.
For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in millions)
Short-term debt:
Commercial paper	$1,319	$—
Senior notes:
$750 million, 1.350% due February 3, 2027	520	—
$600 million, 3.950% due March 15, 2027	429
Total senior notes	949	—
Total short-term debt	$2,268	$—
Long-term debt:
Senior notes:
$750 million, 1.350% due February 3, 2027	$—	$563
$600 million, 3.950% due March 15, 2027	—	466
$500 million, 5.750% due March 1, 2028	491	491
$500 million, 5.750% due December 1, 2028	497	497
$750 million, 3.700% due March 23, 2029	526	586
$500 million, 3.125% due August 15, 2029	338	388
$500 million, 4.875% due April 1, 2030	497	497
$1,500 million, 5.375% due April 15, 2031	1,479	1,493
$750 million, 2.150% due February 3, 2032	485	592
$750 million, 5.875% due March 1, 2033	737	750
$850 million, 5.950% due March 15, 2034	817	832
$750 million, 5.550% due May 1, 2035	735	746
$250 million, 8.150% due June 15, 2038	258	260
$400 million, 4.625% due December 1, 2042	368	374
$750 million, 4.950% due October 1, 2044	705	717
$400 million, 4.800% due March 15, 2047	390	396
$500 million, 3.950% due August 15, 2049	506	517
$750 million, 5.500% due March 15, 2053	712	727
$1,000 million, 5.750% due April 15, 2054	975	991
$500 million, 6.000% due May 1, 2055	477	486
Junior subordinated notes:
$1,000 million, 6.625% due September 15, 2056	986	—
Total long-term debt	$11,979	$12,369
Junior Subordinated Notes
In March 2026, we issued $1.0 billion in aggregate principal amount of 6.625% fixed-to-fixed rate junior subordinated notes (Subordinated Notes) due September 15, 2056, which resulted in approximately $990 million of net proceeds after deducting underwriters' discounts and offering expenses. The Subordinated Notes will bear interest from, and including, March 9, 2026 to September 15, 2031 (First Reset Date) at a rate of 6.625% per year. The interest rate will reset every five years beginning on September 15, 2031, to equal the then-current-five-year U.S. Treasury rate plus a spread of 2.891%, provided the interest rate will not reset below 6.625%. We have the right

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
to defer payment of all or part of the current and accrued interest on the Subordinated Notes, on one or more occasions, for a period of up to 10 consecutive years. We may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of our capital stock during the deferral period. We are currently not deferring payment. At our option, we may redeem some or all of the Subordinated Notes during specified periods and at specified redemption prices. We intend to use the net proceeds from this offering for general corporate purposes, including repayment of borrowings under our commercial paper program.
Senior Notes
In March 2026, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, $600 million aggregate principal of 3.950% senior notes maturing in March 2027, $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029, $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 and $750 million aggregate principal amount of 2.150% senior notes maturing in February 2032 during the period beginning on March 23, 2026 and ending on July 31, 2026. For the period ended June 30, 2026, we repurchased $44 million of the principal amount of the 1.350% senior notes maturing in February 2027 for approximately $43 million cash, $37 million of the principal amount of the 3.950% senior notes maturing in March 2027 for approximately $37 million cash, $61 million of the principal amount of the 3.700% senior notes maturing in March 2029 for approximately $59 million cash, $50 million of the principal amount of the 3.125% senior notes maturing in August 2029 for approximately $48 million cash and $108 million of the principal amount of the 2.150% senior notes maturing in February 2032 for approximately $94 million cash.
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $129 million at June 30, 2026.
For additional information regarding our Senior Notes, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
Pre-Capitalized Trust Security Arrangements
In May 2026, we entered into Pre-Capitalized Trust Security arrangements (“P-Caps”) with Horseshoe Funding Trust I (“2036 Trust”) and Horseshoe Funding Trust II (“2055 Trust” and collectively, the “Trusts”). The Trusts each completed the issuance and sale of $750 million P-Caps exempted from registration under the Securities Act of 1933, as amended (the “Securities Act”). The P-Caps provide us with on-demand capital and liquidity by permitting us to issue up to $750 million aggregate principal amount of our 6.062% Senior Notes due 2036 (the “2036 Senior Notes”) to the 2036 Trust during a ten-year period and up to $750 million aggregate principal amount of our 6.887% Senior Notes due 2055 (the “2055 Senior Notes” and, together with the 2036 Senior Notes, the “Senior Notes”) to the 2055 Trust during a thirty-year period. Each Trust invested the proceeds from the sale of its P-Caps in principal and interest strips of U.S. Treasury securities (the “Eligible Assets”).
In May 2026, we also entered into separate facility agreements (each, a “Facility Agreement”) with each Trust and The Bank of New York Mellon Trust Company, N.A., as trustee for the Senior Notes (the “Trustee”). Under the Facility Agreements, each Trust granted the Company the right to require such Trust to purchase, on one or more occasions, up to $750 million aggregate principal amount of the applicable Senior Notes (each, an “Issuance Right”), and the Company agreed to pay semi-annual facility fees calculated at 1.661% per annum for the 2036 Trust and 1.916% per annum for the 2055 Trust on the unexercised portion of the applicable Issuance Right. We also entered into separate trust expense reimbursement agreements with each Trust.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
An Issuance Right will be exercised automatically in full upon certain payment defaults under the applicable Facility Agreement or trust expense reimbursement agreement, or upon certain bankruptcy events. We will be required to exercise each Issuance Right in full upon certain other events, including if we reasonably believe our consolidated net worth has fallen below $4.0 billion, upon certain indenture defaults or change-of-control offer expiration events, or upon specified events relating to a Trust’s status under the Investment Company Act.
As of June 30, 2026, we had not exercised our Issuance Right under the P-Cap arrangements, and no senior notes had been issued to the Trusts. Accordingly, no debt related to the P-Cap arrangements has been recognized in the accompanying Condensed Consolidated Balance Sheets.
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
The SOFR spread varies depending on our credit ratings ranging from 79.5 to 130.0 basis points. As of June 30, 2026, our SOFR was 101.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee varies depending on our credit ratings ranging from 8.0 to 20.0 basis points. As of June 30, 2026, our facility fee was 11.0 basis points.
The terms of our revolving credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, our credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 42.7% as measured in accordance with the revolving credit agreement as of June 30, 2026. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreement by up to $1.0 billion, to a maximum of $6.0 billion.
As of June 30, 2026, we had $5.0 billion of remaining borrowing capacity under the credit agreement (which excludes the uncommitted $1.0 billion of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
Commercial Paper
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the six months ended June 30, 2026 was $2.63 billion, with $1.32 billion outstanding amount at June 30, 2026 and no

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
outstanding amount at December 31, 2025. The outstanding commercial paper at June 30, 2026 had a weighted average annual interest rate of 4.04%.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
Other Short-term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. At June 30, 2026 we had no outstanding short-term FHLB borrowings.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 86% of our total premiums and services revenue for the six months ended June 30, 2026, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2026, and all of our product offerings filed with CMS and going to market for 2026 have been approved.
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

We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (APA). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. They also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2027 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. CMS confirmed its intent to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without the use of a FFS Adjuster, when it selected certain of Humana's MA contracts for PY 2018 RADV audits. CMS has also initiated RADV audits for payment years 2019, 2020, and 2021, selecting certain of Humana's MA contracts for all audited years, announced it will follow a rolling schedule to initiate audits for subsequent payment years, and stated that the decision on whether it will apply extrapolation to the ongoing audits will be made at a later date. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, the expansion of CMS's auditing efforts to include all eligible MA contracts, the acceleration of RADV audits for PY 2018 through PY 2024, other changes CMS may make to the RADV audit methodology for these years, and combination of these expanded auditing efforts with the application of the Final RADV Rule, could each have a material adverse effect on our results of operations, financial position, or cash flows.

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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our state-based Medicaid business, which accounted for approximately 8% of our total premiums and services revenue for the six months ended June 30, 2026 primarily serving members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
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
On October 18, 2024, Humana Inc., along with co-plaintiff Americans for Beneficiary Choice, filed suit against the United States Department of Health and Human Services and its Secretary, Centers for Medicare and Medicaid Services, and its Administrator, in the United States District Court, Northern District of Texas, Fort Worth Division, seeking a determination that they violated the Administrative Procedure Act in administering the Medicare Advantage and Part D Star Ratings program. On October 14, 2025, the Court issued a decision rejecting our challenge to the 2025 Star Ratings. On November 25, 2025, we notified the court of our appeal, which is now pending in the United States Court of Appeals for the Fifth Circuit. There is no assurance that we will ultimately prevail in the lawsuit. For additional information on this matter, refer to Part I, Item 1A, "Risk Factors" in our 2025 Form 10-K, and Part II, Item 1A, "Risk Factors" of this Form 10-Q.
On May 1, 2025, the Department of Justice (DOJ) filed a complaint in partial intervention related to a qui tam lawsuit filed by an individual formerly employed by eHealth, Inc., in the United States District Court for the District

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.4 billion and $3.3 billion for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025 these amounts were $8.7 billion and $6.5 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy solutions operations, are included with benefits expense. The amount of this expense was $29 million and $32 million for the three months ended June 30, 2026 and 2025, respectively, and $60 million and $65 million for the six months ended June 30, 2026 and 2025, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and six months ended June 30, 2026 and 2025:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2026	(in millions)
External revenues
Premiums revenue	$38,834	$—	$—	$38,834
Services revenue	199	1,581	—	1,780
Total external revenues	39,033	1,581	—	40,614
Intersegment revenues	2	5,209	(5,211)	—
Net investment income	105	—	148	253
Total revenues	39,140	6,790	(5,063)	40,867
Operating expenses:
Benefits	35,423	—	(53)	35,370
Operating costs	2,758	6,276	(5,056)	3,978
Depreciation and amortization	139	48	(28)	159
Total operating expenses	38,320	6,324	(5,137)	39,507
Income from operations	$820	$466	$74	$1,360

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended June 30, 2025	(in millions)
External revenues
Premiums revenue	$30,716	$—	$—	$30,716
Services revenue	206	1,194	—	1,400
Total external revenues	30,922	1,194	—	32,116
Intersegment revenues	1	4,343	(4,344)	—
Net investment income	171	—	101	272
Total revenues	31,094	5,537	(4,243)	32,388
Operating expenses:
Benefits	27,621	—	(56)	27,565
Operating costs	2,558	5,133	(4,144)	3,547
Depreciation and amortization	149	60	(31)	178
Total operating expenses	30,328	5,193	(4,231)	31,290
Income from operations	$766	$344	$(12)	$1,098

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2026	(in millions)
External revenues
Premiums revenue	$76,543	$—	$—	$76,543
Services revenue	446	3,009	2	3,457
Total external revenues	76,989	3,009	2	80,000
Intersegment revenues	3	9,881	(9,884)	—
Net investment income	207	—	308	515
Total revenues	77,199	12,890	(9,574)	80,515
Operating expenses:
Benefits	69,121	—	(44)	69,077
Operating costs	5,542	12,038	(9,578)	8,002
Depreciation and amortization	281	97	(56)	322
Total operating expenses	74,944	12,135	(9,678)	77,401
Income (loss) from operations	$2,255	$755	$104	$3,114

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Six months ended June 30, 2025	(in millions)
External Revenues
Premiums revenue	$61,230	$—	$—	$61,230
Services revenue	458	2,276	—	2,734
Total external revenues	61,688	2,276	—	63,964
Intersegment revenues	2	8,356	(8,358)	—
Net investment income	341	—	195	536
Total revenues	62,031	10,632	(8,163)	64,500
Operating expenses:
Benefits	54,296	—	(196)	54,100
Operating costs	5,092	9,777	(7,942)	6,927
Depreciation and amortization	303	119	(61)	361
Total operating expenses	59,691	9,896	(8,199)	61,388
Income from operations	$2,340	$736	$36	$3,112

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
As a result of these initiatives, we recorded charges of $56 million and $154 million for the three and six months ended June 30, 2026, respectively, and $29 million and $53 million for the three and six months ended June 30, 2025, respectively, within operating costs in the consolidated statements of income. The charges primarily relate to severance and associate exit costs, asset impairments, and external consulting expenses incurred to execute the program. We expect to incur additional charges over the course of the program.
In addition, we recorded impairment charges related to minority-interest investments of $21 million within net investment income in our condensed consolidated statements of income for the three and six months ended June 30, 2026 and $32 million, relating to indefinite-lived intangible assets, within operating costs in our condensed consolidated statements of income for the three and six months ended June 30, 2025.
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

2026 Highlights

•Our strategy is to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At June 30, 2026, approximately 4,118,700 members, or 64%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,542,300 members, or 68%, at June 30, 2025.
•Net income attributable to Humana was $694 million, or $5.73 per diluted common share, and $545 million, or $4.51 per diluted common share, for the three months ended June 30, 2026 and 2025, respectively. Net income attributable to Humana was $1.9 billion, or $15.55 per diluted common share, and $1.8 billion, or $14.81 per diluted common share, for the six months ended June 30, 2026 and 2025, respectively. These comparisons were impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, impairment charges and charges associated with value creation initiatives. The impact of these adjustments to our consolidated income before income taxes and equity in net losses and diluted earnings per common share was as follows for the 2026 and 2025 quarter and period:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Consolidated income before income taxes and equity in net losses:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$211	$200	$177	$363
Impairment charges	21	32	21	32
Value creation initiatives	56	29	154	53
Total	$288	$261	$352	$448

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Diluted earnings per common share:
Put/call valuation adjustments associated with our non consolidating minority interest investments	$1.74	$1.66	$1.47	$3.01
Impairment charges	0.17	0.27	0.17	0.26
Value creation initiatives	0.46	0.24	1.27	0.44
Cumulative net tax impact	(0.54)	(0.50)	(0.67)	(0.86)
Total	$1.83	$1.67	$2.24	$2.85

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

Comparison of Results of Operations for 2026 and 2025
The following discussion primarily deals with our results of operations for the three months ended June 30, 2026, or the 2026 quarter, the three months ended June 30, 2025, or the 2025 quarter, the six months ended June 30, 2026, or the 2026 period, and the six months ended June 30, 2025, or the 2025 period.

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2026 vs 2025		Six months ended June 30, 2026 vs 2025
	2026	2025	2026	2025	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$38,834	$30,716	$76,543	$61,230	$8,118	26.4%	$15,313	25.0%
Services:
Insurance	199	206	446	458	(7)	(3.4)%	(12)	(2.6)%
CenterWell	1,581	1,194	3,009	2,276	387	32.4%	733	32.2%
Corporate	—	—	2	—	—	—%	2	100.0%
Total services revenue	1,780	1,400	3,457	2,734	380	27.1%	723	26.4%
Net investment income	253	272	515	536	(19)	(7.0)%	(21)	(3.9)%
Total revenues	40,867	32,388	80,515	64,500	8,479	26.2%	16,015	24.8%
Operating expenses:
Benefits	35,370	27,565	69,077	54,100	7,805	28.3%	14,977	27.7%
Operating costs	3,978	3,547	8,002	6,927	431	12.2%	1,075	15.5%
Depreciation and amortization	159	178	322	361	(19)	(10.7)%	(39)	(10.8)%
Total operating expenses	39,507	31,290	77,401	61,388	8,217	26.3%	16,013	26.1%
Income from operations	1,360	1,098	3,114	3,112	262	23.9%	2	0.1%
Interest expense	197	157	390	317	40	25.5%	73	23.0%
Other expense, net	211	200	177	363	11	5.5%	(186)	(51.2)%
Income before income taxes and equity in net losses	952	741	2,547	2,432	211	28.5%	115	4.7%
Provision for income taxes	238	179	633	585	59	33.0%	48	8.2%
Equity in net losses	(21)	(19)	(37)	(62)	2	10.5%	(25)	(40.3)%
Net income	$693	$543	$1,877	$1,785	$150	27.6%	$92	5.2%
Diluted earnings per common share	$5.73	$4.51	$15.55	$14.81	$1.22	27.1%	$0.74	5.0%
Benefit ratio (a)	91.1%	89.7%	90.2%	88.4%		1.4%		1.8%
Operating cost ratio (b)	9.8%	11.0%	10.0%	10.8%		(1.2)%		(0.8)%
Effective tax rate	25.6%	24.7%	25.2%	24.6%		0.9%		0.6%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs, excluding depreciation and amortization, as a percentage of total revenues less net investment income.

Premiums Revenue

Consolidated premiums revenue increased $8.1 billion, or 26.4%, from $30.7 billion in the 2025 quarter to $38.8 billion in the 2026 quarter and increased $15.3 billion, or 25.0%, from $61.2 billion in the 2025 period to $76.5 billion in the 2026 period primarily reflecting membership growth across the Medicare businesses in 2026, higher per member Medicare Advantage (MA) and stand-alone PDP premiums largely driven by an increase in MA benchmark funding from the Centers for Medicare and Medicaid Services (CMS) and the increased Part D direct subsidy as a result of the Inflation Reduction Act (IRA). These factors were partially offset by the previously disclosed Bonus Year (BY) 2026 Star Ratings headwind.

Services Revenue
Consolidated services revenue increased $0.4 billion, or 27.1%, from $1.4 billion in the 2025 quarter to $1.8 billion in the 2026 quarter and increased $0.7 billion, or 26.4%, from $2.7 billion in the 2025 period to $3.5 billion in the 2026 period primarily reflecting the increased payor-agnostic client base across the CenterWell platform partially offset by the final year of the phase-in of the v28 risk model revision.
Net Investment Income
Net investment income decreased $19 million, or 7.0%, from $272 million in the 2025 quarter to $253 million in the 2026 quarter and decreased $21 million, or 3.9%, from $536 million in the 2025 period to $515 million in the 2026 period.
Benefit Expense
Consolidated benefits expense increased $7.8 billion, or 28.3%, from $27.6 billion in the 2025 quarter to $35.4 billion in the 2026 quarter and increased $15.0 billion, or 27.7%, from $54.1 billion in the 2025 period to $69.1 billion in the 2026 period. The consolidated benefit ratio increased 140 basis points from 89.7% for the 2025 quarter to 91.1% for the 2026 quarter and increased 180 basis points from 88.4% for the 2025 period to 90.2% for the 2026 period primarily reflecting the BY 2026 Star Ratings revenue headwind, the effect of the individual MA membership growth during the most recent Annual Election Period (AEP) and Open Enrollment Period (OEP) as the new members, on average, run at a higher benefit ratio as compared to retained members (excluding the impact of the BY 2026 Star Ratings headwind) and the anticipated lower favorable prior-period medical claims reserve development in 2026. These factors were partially offset by the 2026 individual MA pricing, inclusive of the MA funding environment (excluding the BY 2026 Star Ratings headwind) combined with our ongoing clinical excellence efforts, more than offsetting the assumption of claims trend (with largely stable benefits year-over-year), and the benefit of our group MA recontracting efforts for the 2026 plan year.
Consolidated benefits expense included $53 million of favorable prior-period medical claims reserve development in the 2026 quarter and $161 million of favorable prior-period medical claims development in the 2025 quarter. Consolidated benefits expense included $442 million of favorable prior-period medical claims reserve development in the 2026 period and $638 million of favorable prior-period medical claims reserve development in the 2025 period. This development does not directly correspond to our operating results as a portion is attributable to provider risk-sharing arrangements, which are accounted for separately based on contractual terms.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.4 billion, or 12.2%, from $3.5 billion in the 2025 quarter to $4.0 billion in the 2026 quarter and increased $1.1 billion, or 15.5%, from $6.9 billion in the 2025 period to $8.0 billion in the 2026 period. The consolidated operating cost ratio decreased 120 basis points from 11.0% for the 2025 quarter to 9.8% for the 2026 quarter and decreased 80 basis points from 10.8% for the 2025 period to 10.0% for the 2026 period primarily reflecting operating leverage associated with increased revenues from membership growth across the Medicare businesses in 2026 combined with an improved MA benchmark funding rate and increased Part D direct subsidy resulting from the IRA, as well as the progress on our previously discussed tactical cost cutting and transformation initiatives combined with the beneficial impact of our prior value creation initiatives that have driven administrative cost efficiencies. These factors were partially offset by the impact of the previously disclosed BY 2026 Star Ratings headwind, higher charges associated with our value creation initiatives and a higher CenterWell operating cost ratio during the 2026 period.

Depreciation and Amortization
Depreciation and amortization decreased $19 million, or 10.7%, from $178 million in the 2025 quarter to $159 million in the 2026 quarter and decreased $39 million, or 10.8%, from $361 million in the 2025 period to $322 million in the 2026 period primarily due to decreased capital spending.
Interest Expense
Interest expense increased $40 million, or 25.5%, from $157 million in the 2025 quarter to $197 million in the 2026 quarter and increased $73 million, or 23.0%, from $317 million in the 2025 period to $390 million in the 2026 period primarily due to financing costs, including liquidity and capital management measures for 2026, and higher average debt balances.
Income Taxes
The effective income tax rate was 25.6% and 24.7% for the three months ended June 30, 2026, and 2025, respectively, and 25.2% and 24.6% for the six months ended June 30, 2026 and 2025, respectively. The 2026 quarter and period effective income tax rate increase is primarily related to state taxes.

Insurance Segment

	June 30,		Change
	2026	2025	Members	%
Membership:
Individual Medicare Advantage	6,453,700	5,229,300	1,224,400	23.4%
Group Medicare Advantage	727,200	570,000	157,200	27.6%
Medicare stand-alone PDP	3,946,400	2,427,100	1,519,300	62.6%
Total Medicare	11,127,300	8,226,400	2,900,900	35.3%
Medicare Supplement	551,500	444,100	107,400	24.2%
State-based contracts and other	1,603,200	1,582,900	20,300	1.3%
Military services	4,630,200	4,588,800	41,400	0.9%
Total Medical Membership	17,912,200	14,842,200	3,070,000	20.7%
Total Specialty Membership	4,898,800	4,700,100	198,700	4.2%
Members may not be unique to each product since members have the ability to enroll in more than one product.

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2026 vs 2025		Six months ended June 30, 2026 vs 2025
	2026	2025	2026	2025	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$28,875	$22,764	$57,127	$45,445	$6,111	26.8%	$11,682	25.7%
Group Medicare Advantage	2,851	2,260	5,762	4,582	591	26.2%	1,180	25.8%
Medicare stand-alone PDP	2,995	1,721	5,612	3,169	1,274	74.0%	2,443	77.1%
Total Medicare	34,721	26,745	68,501	53,196	7,976	29.8%	15,305	28.8%
Specialty benefits	268	246	536	490	22	8.9%	46	9.4%
Medicare Supplement	344	265	673	516	79	29.8%	157	30.4%
State-based contracts and other	3,501	3,460	6,833	7,028	41	1.2%	(195)	(2.8)%
Premiums revenue	38,834	30,716	76,543	61,230	8,118	26.4%	15,313	25.0%
Services:
Military services and other	199	206	446	458	(7)	(3.4)%	(12)	(2.6)%
Services revenue	199	206	446	458	(7)	(3.4)%	(12)	(2.6)%
Total external revenues	$39,033	$30,922	$76,989	$61,688	$8,111	26.2%	$15,301	24.8%
Income from operations	$820	$766	$2,255	$2,340	$54	7.0%	$(85)	(3.6)%
Benefit ratio	91.2%	89.9%	90.3%	88.7%		1.3%		1.6%
Operating cost ratio	7.1%	8.3%	7.2%	8.3%		(1.2)%		(1.1)%

Income from operations
Insurance segment income from operations increased $54 million, or 7.0%, from $766 million in the 2025 quarter to $820 million in the 2026 quarter and decreased $0.09 billion, or 3.6%, from $2.34 billion in the 2025 period to $2.25 billion in the 2026 period primarily due to the same factors impacting the Insurance segment's benefit and operating cost ratios as more fully described below.
Enrollment
Individual Medicare Advantage membership increased 1,224,400 members, or 23.4%, from June 30, 2025 to June 30, 2026 reflecting net membership gains during the most recent AEP and OEP. Individual Medicare Advantage membership includes 959,900 D-SNP members as of June 30, 2026, a net increase of 173,900 D-SNP members, or 22.1%, from 786,000 D-SNP members as of June 30, 2025.
Group Medicare Advantage membership increased 157,200 members, or 27.6%, from June 30, 2025 to June 30, 2026 reflecting net membership additions from the 2026 selling season.
Medicare stand-alone PDP membership increased 1,519,300 members, or 62.6%, from June 30, 2025 to June 30, 2026 reflecting net membership additions from group MA recontracting efforts and the 2026 selling season.
State-based contracts and other membership increased 20,300 members, or 1.3%, from June 30, 2025 to June 30, 2026 primarily reflecting net membership additions in state-based contracts offset by shifts in other membership.

Specialty membership increased 198,700 members, or 4%, from June 30, 2025 to June 30, 2026 primarily reflecting growth in group dental and vision products.

Premiums Revenue
Insurance segment premiums revenue increased $8.1 billion, or 26.4%, from $30.7 billion in the 2025 quarter to $38.8 billion in the 2026 quarter and increased $15.3 billion, or 25.0%, from $61.2 billion in the 2025 period to $76.5 billion in the 2026 period primarily reflecting membership growth across the Medicare businesses in 2026, higher per member MA and stand-alone PDP premiums largely driven by an increase in MA benchmark funding from CMS and the increased Part D direct subsidy as a result of the IRA. These factors were partially offset by the BY 2026 Star Ratings headwind.
Services Revenue
Insurance segment services revenue decreased $7 million, or 3.4%, from $206 million in the 2025 quarter to $199 million in the 2026 quarter and decreased $12 million, or 2.6%, from $458 million in the 2025 period to $446 million in the 2026 period.
Benefits Expense
The Insurance segment benefit ratio increased 130 basis points from 89.9% for the 2025 quarter to 91.2% for the 2026 quarter and increased 160 basis points from 88.7% for the 2025 period to 90.3% for the 2026 period primarily reflecting the BY 2026 Star Ratings revenue headwind, the effect of the individual MA membership growth during the most recent AEP and OEP as the new members, on average, run at a higher benefit ratio as compared to retained members (excluding the impact of the BY 2026 Star Ratings headwind) and the anticipated lower favorable prior-period medical claims reserve development in 2026. These factors were partially offset by the 2026 individual MA pricing, inclusive of the MA funding environment (excluding the BY 2026 Star Ratings headwind) combined with our ongoing clinical excellence efforts, more than offsetting the assumption of claims trend (with largely stable benefits year-over-year), and the benefit of our group Medicare Advantage recontracting efforts for the 2026 plan year.

Operating Costs
The Insurance segment operating cost ratio decreased 120 basis points from 8.3% for the 2025 quarter to 7.1% for the 2026 quarter and decreased 110 basis points from 8.3% for the 2025 period to 7.2% for the 2026 period primarily reflecting operating leverage associated with increased revenues from membership growth across the Medicare businesses in 2026 combined with an improved MA benchmark funding rate and increased Part D direct subsidy resulting from the IRA, as well as the progress on our previously discussed tactical cost cutting and transformation initiatives combined with the beneficial impact of prior value creation initiatives that have driven administrative cost efficiencies. These factors were partially offset by the impact of the previously disclosed BY 2026 Star Ratings headwind.
CenterWell Segment

					Change
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30, 2026 vs 2025		Six months ended June 30, 2026 vs 2025
	2026	2025	2026	2025	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$360	$360	$703	$695	$—	—%	$8	1.2%
Pharmacy solutions	382	321	679	599	61	19.0%	80	13.4%
Primary care	839	513	1,627	982	326	63.5%	645	65.7%
Total external revenues	1,581	1,194	3,009	2,276	387	32.4%	733	32.2%
Intersegment revenues:
Home solutions	629	563	1,312	1,060	66	11.7%	252	23.8%
Pharmacy solutions	3,411	2,814	6,266	5,380	597	21.2%	886	16.5%
Primary care	1,169	966	2,303	1,916	203	21.0%	387	20.2%
Intersegment revenues	5,209	4,343	9,881	8,356	866	19.9%	1,525	18.3%
Total revenues	$6,790	$5,537	$12,890	$10,632	$1,253	22.6%	$2,258	21.2%
Income from operations	$466	$344	$755	$736	$122	35.5%	$19	2.6%
Operating cost ratio	92.4%	92.7%	93.4%	92.0%		(0.3)%		1.4%

Income from operations
CenterWell income from operations increased $122 million, or 35.5%, from $344 million in the 2025 quarter to $466 million in the 2026 quarter and increased $19 million, or 2.6%, from $736 million in the 2025 period to $755 million in the 2026 period primarily due to the same factors impacting the CenterWell segment's revenue and operating cost ratio as more fully described below.

Services Revenue
CenterWell external services revenue increased $0.4 billion, or 32.4%, from $1.2 billion in the 2025 quarter to $1.6 billion in the 2026 quarter and increased $0.7 billion, or 32.2%, from $2.3 billion in the 2025 period to $3.0 billion in the 2026 period primarily reflecting the continued expansion of our payor-agnostic client base, primarily associated with the primary care business as a result of recent acquisitions, partially offset by the final year of the phase-in of the v28 risk model revision.
Intersegment Revenue
CenterWell intersegment revenues increased $0.9 billion, or 19.9%, from $4.3 billion in the 2025 quarter to $5.2 billion in the 2026 quarter and increased $1.5 billion, or 18.3%, from $8.4 billion in the 2025 period to $9.9 billion in the 2026 period primarily due to higher revenues associated with growth in each of the CenterWell business lines resulting from increased Medicare membership in 2026.
Operating Costs
The CenterWell segment operating cost ratio decreased 30 basis points from 92.7% for the 2025 quarter to 92.4% for the 2026 quarter primarily due to the continued maturation of the v28 mitigation activities within the primary care business and the progress on our tactical cost cutting and transformation initiatives combined with the beneficial impact of prior value creation initiatives that have driven administrative cost efficiencies. These factors were partially offset by the impact of the final year of the phase-in of the v28 risk model revision and the uptick of volume within CenterWell Specialty Pharmacy, which carries a higher operating cost ratio than the traditional pharmacy business. The CenterWell segment operating cost ratio increased 140 basis points from 92.0% for the 2025 period to 93.4% for the 2026 period primarily reflecting the net unfavorable impact of the items affecting the quarterly comparison along with the anticipated headwind in the first quarter of 2026 associated with a primary care acquisition in the fourth quarter of 2025, as well as transaction and integration costs associated with the recent acquisition of MaxHealth in the first quarter of 2026.
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

Cash and cash equivalents increased to approximately $6.9 billion at June 30, 2026 from $4.2 billion at December 31, 2025. The change in cash and cash equivalents for the six months ended June 30, 2026 and 2025 is summarized as follows:

	Six months ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$3,220	$1,602
Net cash (used in) provided by investing activities	(2,826)	661
Net cash provided by (used in) financing activities	2,299	(444)
Increase in cash and cash equivalents	$2,693	$1,819
Cash Flow from Operating Activities
Cash flows provided by operations of $3.2 billion in the 2026 period increased $1.6 billion from cash flows provided by operations of $1.6 billion in the 2025 period. The increase in our operating cash flows was the result of favorable working capital activity, primarily associated with an increase in the IBNR balance and the favorable timing impact of a $1.05 billion Medicaid state-directed payment that settled shortly after June 30, 2026, combined with a modest increase in earnings.
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
The detail of total net receivables at June 30, 2026 and December 31, 2025 and reconciliation to cash flow for the six months ended June 30, 2026 and 2025 was as follows:

	June 30, 2026	December 31, 2025	2026 Period Change	2025 Period Change
	(in millions)
Medicare	$4,492	$2,209	$2,283	$1,963
State-based contracts	891	705	186	(151)
Military services	93	163	(70)	(24)
Other	336	299	37	57
Allowances	(117)	(106)	(11)	(45)
Total net receivables	$5,695	$3,270	$2,425	$1,800
Reconciliation to cash flow statement:
Receivables acquired			(33)	—
Change in receivables per cash flow statement			$2,392	$1,800

The change in Medicare receivables for the 2026 period and 2025 period reflects the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarter.

Cash Flow from Investing Activities
During the 2026 period, we acquired MaxHealth for cash consideration of approximately $908 million, net of cash acquired. We acquired and disposed other businesses that individually or in the aggregate did not have a material impact on our results of operations, financial conditions or cash flows during the 2026 and 2025 periods.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $253 million in the 2026 period and $209 million in the 2025 period.
Net purchases of investment securities were $1.7 billion in the 2026 period and net proceeds of investment securities were $871 million in the 2025 period.
Cash Flow from Financing Activities
Receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk were higher than claim payments by $479 million in the 2026 period and claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $482 million in the 2025 period.
Under our administrative services only TRICARE contracts, reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $68 million in the 2026 period and health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $97 million in the 2025 period.
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
In March 2026, we entered into a Rule 10b5-1 Repurchase Plan. For the period ended June 30, 2026, we repurchased $44 million of the principal amount of the 1.350% senior notes maturing in February 2027 for approximately $43 million cash, $37 million of the principal amount of the 3.950% senior notes maturing in March 2027 for approximately $37 million cash, $61 million of the principal amount of the 3.700% senior notes maturing in March 2029 for approximately $59 million cash, $50 million of the principal amount of the 3.125% senior notes maturing in August 2029 for approximately $48 million cash and $108 million of the principal amount of the 2.150% senior notes maturing in February 2032 for approximately $94 million cash.
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
Under our securities lending program, we loan certain investment securities for short periods of time in exchange for collateral. Net proceeds from the securities lending program were $64 million and $48 million in the 2026 period and 2025 period, respectively. Under the uncommitted receivables purchase facility certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. In the 2026 period there were no net repayments from the uncommitted receivables purchase facility. In the 2025 period net repayments from the uncommitted receivables purchase facility were $123 million.
Net proceeds from the issuance of commercial paper were $1.3 billion in the 2026 period and maximum principal amount outstanding at any one time during the 2026 period was $2.6 billion. Net repayments from the issuance of commercial paper were $5 million in the 2025 period.
We repurchased common shares for $103 million and $100 million in the 2026 period and 2025 period, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $5 million and $9 million in the 2026 period and 2025 period, respectively.
We paid dividends to stockholders of $214 million and $214 million during the 2026 period and 2025 period, respectively.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at June 30, 2026 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $1.6 billion at June 30, 2026 compared to $1.5 billion at December 31, 2025. This increase primarily reflects the timing of an approximately $1.05 billion Medicaid state-directed payment that settled shortly after June 30, 2026, net proceeds from the issuance of junior subordinated notes and commercial paper, partially offset by cash paid for acquisitions, capital contributions to certain subsidiaries, repayments of senior notes, cash dividends to shareholders, capital expenditures, and common stock repurchases. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
During 2025 and 2026, we entered into agreements with unrelated insurers that do not qualify for reinsurance accounting under GAAP, and are accounted for using deposit accounting. These contracts minimize the risk of catastrophic loss, reducing capital and surplus requirements. Total deposit assets and liabilities related to these reinsurance agreements that do not qualify for reinsurance accounting under GAAP are not material at June 30, 2026.
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
Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of March 31, 2026, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $15.5 billion, which exceeded aggregate minimum regulatory requirements of $8.2 billion. The amount of ordinary dividends paid to our parent company was approximately $0.6 billion during the six months ended June 30, 2026 compared to $0.3 billion during the six months ended June 30, 2025. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at June 30, 2026. Our net unrealized position increased $0.2 billion from a net unrealized loss position of $0.8 billion at December 31, 2025 to a net unrealized loss position of $1.0 billion at June 30, 2026. At June 30, 2026, we had gross unrealized losses of $1.0 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during the six months ended June 30, 2026. While we believe that these impairments will be recovered and we currently do not have intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.3 years as of June 30, 2026 and 3.6 years as of December 31, 2025. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $766 million at June 30, 2026.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended June 30, 2026.
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
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 2026	—	$—	—	$2,723,963,914
May 2026	—	—	—	2,723,963,914
June 2026	—	—	—	2,723,963,914
Total	—	$—	—
(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.7 billion as of July 28, 2026.
(2)Excludes 0.03 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).
4.1	Facility Agreement, dated as of May 15, 2026, among Horseshoe Funding Trust I, Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as notes trustee (incorporated herein by reference to Exhibit 4.1 to Humana Inc.’s Current Report on Form 8-K filed on May 19, 2026).
4.2	Facility Agreement, dated as of May 15, 2026, among Horseshoe Funding Trust II, Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as notes trustee (incorporated herein by reference to Exhibit 4.2 to Humana Inc.’s Current Report on Form 8-K filed on May 19, 2026).
4.3	Amended and Restated Declaration of Trust of Horseshoe Funding Trust I, dated as of May 15, 2026, among Humana Inc., as depositor, The Bank of New York Mellon Trust Company, N.A., as trustee, BNY Mellon Trust of Delaware, as Delaware trustee, and Humana Inc., solely for the purposes of Sections 5.10, Section 5.11(b), Section 5.11(f) and Section 10.4(c) (incorporated herein by reference to Exhibit 4.3 to Humana Inc.’s Current Report on Form 8-K filed on May 19, 2026).
4.4	Amended and Restated Declaration of Trust of Horseshoe Funding Trust II, dated as of May 15, 2026, among Humana Inc., as depositor, The Bank of New York Mellon Trust Company, N.A., as trustee, BNY Mellon Trust of Delaware, as Delaware trustee, and Humana Inc., solely for the purposes of Sections 5.10, Section 5.11(b), Section 5.11(f) and Section 10.4(c) (incorporated herein by reference to Exhibit 4.4 to Humana Inc.’s Current Report on Form 8-K filed on May 19, 2026).
4.5	Thirty-Second Supplemental Indenture, dated as of May 15, 2026, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.6 to Humana Inc.’s Current Report on Form 8-K filed on May 19, 2026).
4.6	Thirty-Third Supplemental Indenture, dated as of May 15, 2026, between Humana Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.7 to Humana Inc.’s Current Report on Form 8-K filed on May 19, 2026).
10.1	Humana Inc. 2026 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Humana’s Registration Statement on Form S-8 filed on April 16, 2026).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2026 and December 31, 2025; (ii) the Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	July 29, 2026	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)