Form 10-Q
period 2026-09-30
HUMANA INC
filed 2026-11-06
CIK 49071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at September 30, 2026
$0.16 2/3 par value	120,103,250 shares

Humana Inc.
FORM 10-Q
SEPTEMBER 30, 2026

Humana Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,935	$4,200
Investment securities	18,174	15,703
Receivables, net of allowances of $96 in 2026 and $108 in 2025	2,865	3,270
Other current assets	11,635	9,560
Total current assets	39,609	32,733
Property and equipment, net	2,070	2,231
Long-term investment securities	606	493
Equity method investments	621	638
Goodwill	10,547	9,686
Other long-term assets	3,832	3,128
Total assets	$57,285	$48,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Benefits payable	$13,127	$9,967
Trade accounts payable and accrued expenses	9,390	5,717
Book overdraft	316	306
Unearned revenues	270	356
Short-term debt	949	—
Total current liabilities	24,052	16,346
Long-term debt	11,555	12,369
Other long-term liabilities	2,790	2,457
Total liabilities	38,397	31,172
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $1 par; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.16 2/3 par; 300,000,000 shares authorized; 198,719,832 shares issued at September 30, 2026 and 198,719,321 shares issued at December 31, 2025	33	33
Capital in excess of par value	3,774	3,600
Retained earnings	30,796	29,075
Accumulated other comprehensive loss	(1,270)	(633)
Treasury stock, at cost, 78,616,582 shares at September 30, 2026 and 78,128,009 shares at December 31, 2025	(14,508)	(14,418)
Total stockholders' equity	18,825	17,657
Noncontrolling interests	63	80
Total equity	18,888	17,737
Total liabilities and equity	$57,285	$48,909

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions, except per share results)
Revenues:
Premiums	$38,701	$30,711	$115,244	$91,941
Services	2,125	1,600	5,582	4,334
Net investment income	329	338	844	874
Total revenues	41,155	32,649	121,670	97,149
Operating expenses:
Benefits	36,324	27,991	105,401	82,091
Operating costs	4,598	4,085	12,600	11,012
Depreciation and amortization	158	173	480	534
Total operating expenses	41,080	32,249	118,481	93,637
Income from operations	75	400	3,189	3,512
Loss on sale of business	—	63	—	63
Interest expense	217	168	607	485
Other (income) expense, net	(358)	35	(181)	398
Income before income taxes and equity in net losses	216	134	2,763	2,566
Provision (benefit) for income taxes	40	(86)	673	499
Equity in net losses	(15)	(26)	(52)	(88)
Net income	$161	$194	$2,038	$1,979
Net loss attributable to noncontrolling interests	1	1	4	5
Net income attributable to Humana	$162	$195	$2,042	$1,984
Basic earnings per common share	$1.35	$1.62	$16.99	$16.47
Diluted earnings per common share	$1.33	$1.62	$16.84	$16.43
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income attributable to Humana	$162	$195	$2,042	$1,984
Other comprehensive (loss) income:
Change in gross unrealized investment (losses) gains	(676)	195	(832)	570
Effect of income taxes	157	(45)	192	(130)
Total change in unrealized investment (losses) gains, net of tax	(519)	150	(640)	440
Reclassification adjustment for net realized (losses) gains	—	(44)	4	(51)
Effect of income taxes	—	11	(1)	12
Total reclassification adjustment, net of tax	—	(33)	3	(39)
Other comprehensive (loss) income, net of tax	(519)	117	(637)	401
Comprehensive (loss) income attributable to Humana	$(357)	$312	$1,405	$2,385
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Three months ended September 30, 2026
Balances, June 30, 2026	198,720	$33	$3,701	$30,741	$(751)	$(14,511)	$19,213	$64	$19,277
Net income				162			162	(1)	161
Other comprehensive loss					(519)		(519)		(519)
Common stock repurchases			—			(2)	(2)		(2)
Dividends and dividend equivalents			—	(107)			(107)		(107)
Stock-based compensation			67				67		67
Restricted stock unit vesting	—	—	(3)			3	—		—
Stock option exercises	—	—	9			2	11		11
Balances, September 30, 2026	198,720	$33	$3,774	$30,796	$(1,270)	$(14,508)	$18,825	$63	$18,888

Three months ended September 30, 2025
Balances, June 30, 2025	198,719	$33	$3,557	$29,891	$(783)	$(14,464)	$18,234	$61	$18,295
Net income				195			195	(1)	194
Distribution to noncontrolling interest holders, net							—	—	—
Other comprehensive income					117		117		117
Common stock repurchases			—			(1)	(1)		(1)
Dividends and dividend equivalents			—	(106)			(106)		(106)
Stock-based compensation			83				83		83
Restricted stock unit vesting	—	—	(1)			1	—		—
Balances, September 30, 2025	198,719	$33	$3,639	$29,980	$(666)	$(14,464)	$18,522	$60	$18,582
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(Unaudited)

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Issued Shares	Amount
	(dollars in millions, share amounts in thousands)
Nine months ended September 30, 2026
Balances, December 31, 2025	198,719	$33	$3,600	$29,075	$(633)	$(14,418)	$17,657	$80	$17,737
Net income				2,042			2,042	(4)	2,038
Distribution to noncontrolling interest holders, net							—	(13)	(13)
Other comprehensive loss					(637)		(637)		(637)
Common stock repurchases			—			(110)	(110)		(110)
Dividends and dividend equivalents			—	(321)			(321)		(321)
Stock-based compensation			183				183		183
Restricted stock unit vesting	1	—	(15)			15	—		—
Stock option exercises	—	—	6			5	11		11
Balances, September 30, 2026	198,720	$33	$3,774	$30,796	$(1,270)	$(14,508)	$18,825	$63	$18,888

Nine months ended September 30, 2025
Balances, December 31, 2024	198,719	$33	$3,463	$28,317	$(1,067)	$(14,371)	$16,375	$70	$16,445
Net income				1,984			1,984	(5)	1,979
Distribution to noncontrolling interest holders, net							—	(5)	(5)
Other comprehensive income					401		401		401
Common stock repurchases			—			(110)	(110)		(110)
Dividends and dividend equivalents			—	(321)			(321)		(321)
Stock-based compensation			193				193		193
Restricted stock unit vesting	—	—	(17)			17	—		—
Balances, September 30, 2025	198,719	$33	$3,639	$29,980	$(666)	$(14,464)	$18,522	$60	$18,582

See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities
Net income	$2,038	$1,979
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	63
Losses (gains) on investment securities, net	30	(66)
Equity in net losses	52	88
Stock-based compensation	183	193
Depreciation	540	587
Amortization	29	43
Impairment of property and equipment	34	14
Impairment of indefinite-lived intangible assets	—	32
Changes in operating assets and liabilities, net of effect of businesses acquired and dispositions:
Receivables	439	16
Other assets	(1,274)	(1,374)
Benefits payable	3,160	(351)
Other liabilities	221	1,317
Unearned revenues	(86)	5
Other, net	17	27
Net cash provided by operating activities	5,383	2,573
Cash flows from investing activities
Proceeds from sale of business, net	40	115
Acquisitions, net of cash acquired	(1,007)	(5)
Purchases of property and equipment, net	(390)	(344)
Purchases of investment securities	(7,070)	(5,198)
Proceeds from maturities of investment securities	2,296	2,148
Proceeds from sales of investment securities	1,415	5,066
Changes in securities lending collateral receivable	(179)	(141)
Net cash (used in) provided by investing activities	(4,895)	1,641
Cash flows from financing activities
Receipts (payments) from contract deposits, net	1,787	(1,164)
Proceeds from issuance of notes, net	990	1,481
Repayments of notes	(281)	(771)
Repayments of commercial paper, net	(30)	(5)
FHLB advances	100	—
Debt issue costs	(20)	(5)
Change in book overdraft	10	(95)
Common stock repurchases	(110)	(109)
Dividends paid	(320)	(321)
Changes in securities lending payable	179	141
Changes in rebate factor payable	—	(123)
Other, net	(58)	(76)
Net cash provided by (used in) financing activities	2,247	(1,047)
Increase in cash and cash equivalents	2,735	3,167
Cash and cash equivalents at beginning of period	4,200	2,221
Cash and cash equivalents at end of period	$6,935	$5,388
See accompanying notes to condensed consolidated financial statements.

Humana Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Unaudited)

	For the nine months ended September 30,
	2026	2025
	(in millions)
Supplemental cash flow disclosures:
Interest payments	$484	$440
Details of businesses acquired in purchase transactions:
Fair value of assets acquired, net of cash acquired	$1,151	$6
Less: Fair value of liabilities assumed	(144)	(1)
Cash paid for acquired businesses, net of cash acquired	$1,007	$5
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
As a result of these initiatives, we recorded charges of $25 million and $179 million for the three and nine months ended September 30, 2026, respectively, and $267 million and $320 million for the three and nine months ended September 30, 2025, respectively, within operating costs in the consolidated statements of income. The charges primarily relate to severance and associate exit costs, asset impairments and external consulting expenses incurred to execute the program. We expect to incur additional charges over the course of the program.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In addition, we recorded impairment charges related to minority-interest investments of $3 million and $24 million within net investment income in our condensed consolidated statements of income for the three and nine months ended September 30, 2026, respectively, and $32 million relating to indefinite-lived intangible assets, within operating costs in our condensed consolidated statements of income for the nine months ended September 30, 2025.
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
Administrative Service Fees
Effective July 1, 2026, we began serving as the central processor for the Medicare GLP-1 Bridge (the Program), a time-limited CMS demonstration that provides eligible Medicare Part D beneficiaries access to certain GLP-1 medications for weight management outside of the Medicare Part D benefit coverage and payment flow. Under the Program, we administer prior authorizations, process claims, facilitate payments to dispensing pharmacies, invoice participating manufacturers, and perform related reconciliation and reporting activities. CMS bears the underlying drug-cost risk, and we do not assume insurance risk for the related claims. Accordingly, CMS funding and CMS-funded claims are accounted for as contract deposits in our condensed consolidated balance sheets and are not recognized as revenues or expenses in our condensed consolidated statements of income. Manufacturer rebate receivables attributable to CMS are recorded separately, with corresponding amounts reflected in the Due to CMS settlement liability. As of September 30, 2026, other current assets included $0.7 billion of manufacturer rebate receivables related to the Program, and trade accounts payable and accrued expenses included $2.7 billion related to the Due to CMS settlement liability in our condensed consolidated balance sheets. Related cash receipts and payments are presented within Receipts (payments) from contract deposits, net in financing activities in our condensed consolidated statements of cash flows. During both the three and nine months ended September 30, 2026, net receipts from contract deposits related to the Program were $2.0 billion.
At September 30, 2026, accounts receivable related to services were $269 million. For the three and nine months ended September 30, 2026, we had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the condensed consolidated balance sheet.
For the three and nine months ended September 30, 2026, services revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. Further, services revenue expected to be recognized in any future year related to remaining performance obligations was not material.
Other Current Assets
At September 30, 2026 and December 31, 2025, included within other current assets on our condensed consolidated balance sheets, were pharmaceutical rebate receivables of $2.4 billion and $1.9 billion, respectively.

Trade Accounts Payable and Accrued Expenses
At September 30, 2026 and December 31, 2025, included within trade accounts payable and accrued expenses on our condensed consolidated balance sheets, were trade accounts payable of $1.7 billion and $1.8 billion, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Reinsurance
During 2025 and 2026, we entered into agreements with unrelated insurers that do not qualify for reinsurance accounting under GAAP, and are accounted for using deposit accounting. These contracts minimize the risk of catastrophic loss, reducing capital and surplus requirements. Total deposit assets and liabilities related to these reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material at September 30, 2026.

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

In September 2025, The FASB issued Accounting Standards Update No. 2025-06 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance modernizes consideration of different methods of software development, updating the requirements for capitalization of software costs. The new guidance requires prospective application (with retrospective application permitted). The new guidance will be effective for us beginning with our interim 2028 financial statements, with early adoption permitted. We are currently evaluating the impact on our consolidated results of operations, financial position, and cash flows.
There are no other recently issued accounting pronouncements that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

3. ACQUISITIONS AND DIVESTITURES
On February 13, 2026, we acquired MaxHealth, a leading primary care platform focused on providing high-quality, integrated care to adults and senior patients throughout Florida, for cash consideration of approximately $908 million, net of cash acquired. This resulted in a preliminary purchase price allocation to goodwill of approximately $800 million, other intangible assets of $71 million, and net tangible assets acquired of $59 million. The other intangible assets, which primarily consist of member relationships and trade names, have an estimated weighted average useful life of 6.9 years. The purchase price allocation is preliminary, subject to completion of valuation analysis.
During 2026 and 2025, we acquired and disposed other health and wellness related businesses that, individually or in the aggregate, have not had a material impact on our results of operations, financial condition, or cash flows. The results of operations and financial condition of these businesses acquired have been included in our condensed consolidated statements of income and condensed consolidated balance sheets from the respective acquisition dates. Acquisition related costs recognized in 2026 and 2025 were not material to our results of operations. For asset acquisitions, the goodwill acquired is partially amortizable as deductible expenses for tax purposes. The pro forma financial information assuming the acquisitions had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the quarter of acquisition, was not material for disclosure purposes.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
4. INVESTMENT SECURITIES
Investment securities classified as current and long-term were as follows at September 30, 2026 and December 31, 2025, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
September 30, 2026
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,888	$—	$(140)	$2,748
Mortgage-backed securities	4,884	—	(615)	4,269
Tax-exempt municipal securities	384	—	(24)	360
Mortgage-backed securities:
Residential	457	—	(61)	396
Commercial	1,191	—	(64)	1,127
Asset-backed securities	1,293	—	(29)	1,264
Corporate debt securities	9,332	1	(717)	8,616
Total debt securities	$20,429	$1	$(1,650)	$18,780

December 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,314	$3	$(39)	$2,278
Mortgage-backed securities	3,980	7	(336)	3,651
Tax-exempt municipal securities	442	—	(14)	428
Mortgage-backed securities:
Residential	434	—	(46)	388
Commercial	1,058	1	(47)	1,012
Asset-backed securities	791	4	(12)	783
Corporate debt securities	7,998	31	(373)	7,656
Total debt securities	$17,017	$46	$(867)	$16,196
During the quarter ended June 30, 2026, we disposed of our corporate debt securities of Gentiva Hospice and recognized an immaterial gain.
We participate in a securities lending program where we loan certain investment securities for short periods of time in exchange for collateral, consisting of cash or U.S. Government securities, initially equal to at least 102% of the fair value of the investment securities on loan. Collateral with a fair value of $818 million and $638 million was held at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, collateral from lending our investment securities was reinvested in short-term, highly liquid assets. In addition, we participated in non-cash securities lending with a fair value of $244 million and $193 million at September 30, 2026 and December 31, 2025, respectively.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Gross unrealized losses and fair values aggregated by investment category and length of time of individual debt securities that have been in a continuous unrealized loss position for which no allowances for credit losses has been recorded were as follows at September 30, 2026 and December 31, 2025, respectively:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
September 30, 2026
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$2,117	$(82)	$627	$(58)	$2,744	$(140)
Mortgage-backed securities	2,534	(166)	1,732	(449)	4,266	(615)
Tax-exempt municipal securities	133	(5)	214	(19)	347	(24)
Mortgage-backed securities:
Residential	112	(3)	281	(58)	393	(61)
Commercial	412	(11)	645	(53)	1,057	(64)
Asset-backed securities	827	(12)	195	(17)	1,022	(29)
Corporate debt securities	5,320	(255)	3,028	(462)	8,348	(717)
Total debt securities	$11,455	$(534)	$6,722	$(1,116)	$18,177	$(1,650)

December 31, 2025
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	$643	$(7)	$857	$(32)	$1,500	$(39)
Mortgage-backed securities	593	(3)	2,373	(333)	2,966	(336)
Tax-exempt municipal securities	51	—	347	(14)	398	(14)
Mortgage-backed securities:
Residential	10	—	321	(46)	331	(46)
Commercial	77	—	794	(47)	871	(47)
Asset-backed securities	85	—	263	(12)	348	(12)
Corporate debt securities	872	(6)	3,785	(367)	4,657	(373)
Total debt securities	$2,331	$(16)	$8,740	$(851)	$11,071	$(867)

Approximately 97% of our debt securities were investment-grade quality, with a weighted average credit rating of AA- by Standard & Poor's Rating Service, or S&P, at September 30, 2026. Our remaining debt securities below investment-grade were primarily rated BB-. Tax-exempt municipal securities were diversified among general obligation bonds of states and local municipalities in the United States as well as special revenue bonds issued by municipalities to finance specific public works projects such as utilities, water and sewer, transportation, or education. Our general obligation bonds are diversified across the United States with no individual state exceeding approximately 1% of our total debt securities. Our investment policy limits investments in a single issuer and requires diversification among various asset types.
Our unrealized losses from all debt securities were generated from approximately 2,935 positions out of a total of approximately 3,250 positions at September 30, 2026. All issuers of debt securities we own that were trading at an unrealized loss at September 30, 2026 remain current on all contractual payments. After taking into account these and other factors previously described, we believe these unrealized losses primarily were caused by an increase in market interest rates in the current markets since the time these debt securities were purchased. At September 30,

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2026, we did not intend to sell any debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these debt securities before recovery of their amortized cost basis. Additionally, we did not record any material credit allowances for debt securities that were in an unrealized loss position for the three and nine months ended September 30, 2026 or 2025.
The detail of gains (losses) related to investment securities and included within net investment income was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Gross gains on investment securities	$—	$54	$10	$72
Gross losses on investment securities	(4)	(1)	(40)	(6)
Net recognized (losses) gains on investment securities	$(4)	$53	$(30)	$66
The contractual maturities of debt securities available for sale at September 30, 2026, regardless of their balance sheet classification, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,390	$1,381
Due after one year through five years	5,529	5,265
Due after five years through ten years	4,428	4,095
Due after ten years	1,257	983
Mortgage and asset-backed securities	7,825	7,056
Total debt securities	$20,429	$18,780

For additional information regarding our investment securities, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc..
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. FAIR VALUE
Financial Assets
The following table summarizes our fair value measurements at September 30, 2026 and December 31, 2025, respectively, for financial assets measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in millions)
September 30, 2026
Cash equivalents	$6,477	$6,477	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,748	149	2,599
Mortgage-backed securities	4,269	—	4,269
Tax-exempt municipal securities	360	—	360
Mortgage-backed securities:
Residential	396	—	392	4
Commercial	1,127	—	1,120	7
Asset-backed securities	1,264	—	1,046	218
Corporate debt securities	8,616	—	8,317	299
Total debt securities	18,780	149	18,103	528
Securities lending invested collateral	818	818	—	—
Total invested assets	$26,075	$7,444	$18,103	$528

December 31, 2025
Cash equivalents	$3,945	$3,945	$—	$—
Debt securities:
U.S. Treasury and other U.S. government corporations and agencies:
U.S. Treasury and agency obligations	2,278	—	2,278	—
Mortgage-backed securities	3,651	—	3,651	—
Tax-exempt municipal securities	428	—	428	—
Mortgage-backed securities:
Residential	388	—	388	—
Commercial	1,012	—	996	16
Asset-backed securities	783	—	656	127
Corporate debt securities	7,656	—	7,359	297
Total debt securities	16,196	—	15,756	440
Securities lending invested collateral	638	638	—	—
Total invested assets	$20,779	$4,583	$15,756	$440
Our Level 3 assets had a fair value of $528 million, or 2.0% of total invested assets, and $440 million, or 2.1% of total invested assets, at September 30, 2026 and December 31, 2025, respectively. During the nine months ended

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2026 and 2025, the changes in the fair value of the assets measured using significant unobservable inputs (Level 3) were comprised of the following:

	For the nine months ended September 30, 2026				For the nine months ended September 30, 2025
	Mortgage-backed securities	Asset-backed securities	Corporate debt securities	Total	Mortgage-backed securities	Asset-backed securities	Corporate debt securities	Total
	(in millions)
Beginning balance at January 1	$16	$127	$297	$440	$7	$73	$242	$322
Total gains or losses:
Realized in earnings	—	—	1	1	—	—	—	—
Unrealized in other comprehensive income	—	(2)	(11)	(13)	1	1	8	10
Purchases	4	111	96	211	9	15	57	81
Maturities	—	—	(31)	(31)	—	—	(2)	(2)
Sales	—	—	(66)	(66)	—	—	—	—
Settlements	(9)	(4)	(1)	(14)	—	—	(1)	(1)
Transfers out	—	(14)	—	(14)	—	—	—	—
Transfers in	—	—	14	14	—	—	—	—
Balance at September 30	$11	$218	$299	$528	$17	$89	$304	$410
Interest-Rate Swaps

We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities. These swap agreements were qualified and designated as a fair value hedge. Our interest-rate swaps are recognized in other assets or other liabilities, as appropriate, in our condensed consolidated balance sheets at fair value as of the reporting date. Our interest-rate swaps are highly effective at reflecting the fair value of our hedged fixed rate senior notes payable. We utilize market-based financing rates, forward yield curves and discount rates in determining fair value of these swaps at each reporting date, a Level 2 measure within the fair value hierarchy. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $556 million at September 30, 2026. At September 30, 2026, our swap positions consisted of swap liabilities, included within other long-term liabilities on our condensed consolidated balance sheet, of $555 million. At December 31, 2025, our swap positions included swap assets, included within other long-term assets on our condensed consolidated balance sheet, of $57 million and swap liabilities of $51 million. We include the gain or loss on the swap agreements in interest expense on our condensed consolidated income statement, the same line item as the offsetting loss or gain on the related senior notes. The gain or loss due to hedge ineffectiveness was not material for the three and nine months ended September 30, 2026 and 2025.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes the notional amounts at September 30, 2026 and December 31, 2025, respectively, for our senior notes under the swap agreements:

	Notional amount at
Senior Notes Under Swap Agreements	September 30, 2026	December 31, 2025
	(in millions)
$1,500 million, 5.375% due April 15, 2031	$700	$700
$750 million, 5.875% due March 1, 2033	650	650
$850 million, 5.950% due March 15, 2034	850	800
$750 million, 5.550% due May 1, 2035	750	600
$250 million, 8.150% due June 15, 2038	250	—
$400 million, 4.625% due December 1, 2042	400	400
$750 million, 4.950% due October 1, 2044	750	600
$400 million, 4.800% due March 15, 2047	400	350
$500 million, 3.950% due August 15, 2049	500	450
$750 million, 5.500% due March 15, 2053	750	700
$1,000 million, 5.750% due April 15, 2054	1,000	800
$500 million, 6.000% due May 1, 2055	500	450
Total Senior Notes Under Swap Agreements	$7,500	$6,500

Financial Liabilities
Our debt is recorded at carrying value in our condensed consolidated balance sheets. The carrying value of our junior subordinated and senior notes debt outstanding, net of unamortized debt issuance costs, was $12.5 billion at September 30, 2026 and $12.4 billion at December 31, 2025. The fair value of our junior subordinated and senior notes debt was $12.1 billion at September 30, 2026 and $12.2 billion at December 31, 2025. The fair value of our debt is determined based on Level 2 inputs, including quoted market prices for the same or similar debt, or if no quoted market prices are available, on the current prices estimated to be available to us for debt with similar terms and remaining maturities. Carrying value approximates fair value for our commercial paper borrowings. We had no outstanding commercial paper borrowings at September 30, 2026 and December 31, 2025.
Put and Call Options Measured at Fair Value
The put and call options fair values associated with our primary care strategic partnership with Welsh, Carson, Anderson & Stowe, or WCAS, which are exercisable at a fixed revenue exit multiple and provide a minimum return on WCAS' investment if exercised, are measured at fair value each reporting period using a Monte Carlo simulation. The put and call options fair values, derived from the Monte Carlo simulation, were $1.2 billion and $24 million, respectively, at September 30, 2026. The put and call options fair values, derived from the Monte Carlo simulation, were $1.4 billion and $13 million, respectively, at December 31, 2025. The put liability and call asset are primarily included within other long-term liabilities and other long-term assets, respectively, within our condensed consolidated balance sheets. Fair value changes to the put and call options are included within Other (income) expense, net within our condensed consolidated income statement. The net liability associated with the existing joint venture arrangements, which was approximately $1.2 billion at September 30, 2026, is expected to reverse in the fourth quarter of 2026 in connection with the new joint venture transaction described below.
The significant unobservable inputs utilized in these Level 3 fair value measurements (and selected values) include the enterprise value, annualized volatility and credit spread. Enterprise value was derived from a discounted cash flow model, which utilized significant unobservable inputs for long-term revenue, to measure underlying cash flows, weighted average cost of capital and long-term growth rate. The table below presents the assumptions used for each reporting period.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2026	December 31, 2025
Annualized volatility	21.3% - 22.6%	18.8% - 19.9%
Credit spread	0.8% - 1.5%	1.1% - 1.6%
Revenue exit multiple	1.5x - 2.5x	1.5x - 2.5x
Weighted average cost of capital	10.0% - 11.5%	10.5% - 14.5%
Long-term growth rate	3.0%	3.0%
The assumptions used for annualized volatility, credit spread and weighted average cost of capital reflect the lowest and highest values where they differ significantly across the series of put and call options due to their expected exercise dates.
In October 2026, we entered into a new joint venture agreement with funds and accounts managed by HPS Investment Partners, a part of BlackRock (BlackRock), to manage and operate our primary care strategic partnership which sat within joint ventures owned by funds affiliated with WCAS and CenterWell. The new joint venture, majority owned by BlackRock and minority owned by CenterWell, has replaced the current CenterWell and WCAS joint ventures. BlackRock acquired WCAS’s current equity ownership, valued at approximately $2.8 billion, with modifications to terms extending the call period to begin in 2028 and removing the put option. Over the next two years, the new joint venture has available committed capital from BlackRock and CenterWell, which is expected to be used to fund existing clinical operations, establish new clinics, and expand the network through strategic acquisitions.

Beginning in 2028, CenterWell will have the option to purchase clinics from the new joint venture at its election. If CenterWell has not acquired all of the new joint venture’s clinics by the end of 2033, BlackRock will have the right to exit the new joint venture through a sale process for the new joint venture’s remaining clinics, subject to CenterWell’s right to submit the first offer to acquire any such remaining clinics. Since the new joint venture does not include a put option, Humana expects a significant reduction in the liabilities on its balance sheet due to the removal of the put arrangements for the existing joint ventures and the lower cost of capital, with BlackRock receiving certain protections. The initial valuation of the net option liability for the new joint venture is estimated to be approximately $255 million at the transaction date. At our election, all existing clinics can be called by us without penalty beginning in 2028 in successive increments of up to one third each year. Should we elect to exercise the call option at each earliest successive date, we may require up to an estimated $1.1 billion, $1.1 billion, and $1.2 billion in 2028, 2029, and 2030, respectively, based on current projections. We may, at our discretion, elect not to exercise the call option or to exercise it only in part, at each such exercise date. These estimates are dependent on multiple factors including the actual timing of when the call options are exercised, expected revenue growth at each clinic and future capital contributions, among other factors.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis subject to fair value adjustment only in certain circumstances. As disclosed in Note 3, we acquired various health and wellness related businesses during 2026 and 2025, including the acquisition of MaxHealth in February 2026. The values of net tangible assets acquired and resulting goodwill and other intangible assets were recorded at fair value primarily using Level 3 inputs. The majority of the related tangible assets acquired and liabilities assumed were recorded at their carrying value as of the respective dates of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and other intangible assets acquired in these acquisitions were internally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for expected cash flows and discount rates in the present value calculations. There were no material assets or liabilities measured at fair value on a nonrecurring basis during 2026 and 2025 other than the assets and liabilities assumed in these acquisitions and any subsequent impairments. We recorded an impairment charge of $128 million relating to our indefinite-lived intangible assets in 2025.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For additional information regarding our fair value measurements, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
6. MEDICARE PART D
We cover prescription drug benefits in accordance with Medicare Part D under multiple contracts with the Centers for Medicare and Medicaid Services, or CMS. The accompanying condensed consolidated balance sheets include the following amounts associated with Medicare Part D at September 30, 2026 and December 31, 2025. CMS subsidies/discounts include the reinsurance and low-income cost subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Part D plan participants funded by CMS and pharmaceutical manufacturers.
The accompanying condensed consolidated balance sheets include $1.8 billion of net assets and $1.5 billion of net assets associated with subsidy programs at September 30, 2026 and December 31, 2025, respectively.

The accompanying condensed consolidated balance sheets also include $1.9 billion of net assets and $1.6 billion of net assets associated with cost sharing programs at September 30, 2026 and December 31, 2025, respectively.
For additional information regarding our prescription drug benefits coverage in accordance with Medicare Part D, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for our reportable segments for the nine months ended September 30, 2026 were as follows:

	Insurance	CenterWell	Total
	(in millions)
Balance at January 1, 2026	$2,663	$7,023	$9,686
Acquisitions	246	647	893
Dispositions	—	(32)	(32)
Balance at September 30, 2026	$2,909	$7,638	$10,547
The following table presents details of our other intangible assets included in other long-term assets in the accompanying condensed consolidated balance sheets at September 30, 2026 and December 31, 2025:

	Weighted Average Life	September 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		($ in millions)
Other intangible assets:
Certificates of need	Indefinite	$790	$—	$790	$790	$—	$790
Medicare licenses	Indefinite	262	—	262	262	—	262
Customer contracts/relationships	8.5 years	798	707	91	732	692	40
Trade names and technology	5.5 years	119	104	15	104	97	7
Provider contracts	12.0 years	65	64	1	67	65	2
Noncompetes and other	8.2 years	89	64	25	85	58	27
Total other intangible assets	8.4 years	$2,123	$939	$1,184	$2,040	$912	$1,128

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
    For the three months ended September 30, 2026 and 2025, amortization expense for other intangible assets was approximately $10 million and $13 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense for other intangible assets was approximately $29 million and $43 million, respectively. We recorded an impairment charge of $128 million relating to our indefinite-lived intangible assets in 2025.
The following table presents our estimate of amortization expense remaining for 2026 and each of the next five succeeding years at September 30, 2026:

(in millions)
For the years ending December 31,
2026	$10
2027	32
2028	21
2029	18
2030	18
2031	12
For additional information regarding our goodwill and intangible assets, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
8. BENEFITS PAYABLE
On a consolidated basis, which represents our Insurance segment net of eliminations, activity in benefits payable was as follows for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
	2026	2025
	(in millions)
Balances, beginning of period	$9,967	$10,440
Dispositions	—	(1)
Incurred related to:
Current year	105,910	83,004
Prior years	(509)	(913)
Total incurred	105,401	82,091
Paid related to:
Current year	(93,237)	(73,460)
Prior years	(9,004)	(8,982)
Total paid	(102,241)	(82,442)
Balances, end of period	$13,127	$10,088

The total estimate of benefits payable for claims incurred but not reported, or IBNR, is included within the incurred claims amounts. At September 30, 2026 and September 30, 2025, benefits payable included IBNR of approximately $9.1 billion and $6.9 billion, respectively, primarily associated with claims incurred in each respective period.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
9. EARNINGS PER COMMON SHARE COMPUTATION
Detail supporting the computation of basic and diluted earnings per common share was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in millions, except per common share results; number of shares in thousands)
Net income available for common stockholders	$162	$195	$2,042	$1,984
Weighted average outstanding shares of common stock used to compute basic earnings per common share	120,094	120,273	120,164	120,492
Dilutive effect of:
Employee stock options	5	—	2	—
Restricted stock	1,729	472	1,039	286
Shares used to compute diluted earnings per common share	121,828	120,745	121,205	120,778
Basic earnings per common share	$1.35	$1.62	$16.99	$16.47
Diluted earnings per common share	$1.33	$1.62	$16.84	$16.43
Number of antidilutive stock options and restricted stock excluded from computation	198	450	1,079	1,016

For additional information regarding earnings per common share, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

10. STOCKHOLDERS’ EQUITY
Dividends
The following table provides details of dividend payments, excluding dividend equivalent rights for unvested stock awards, during 2026 under our Board-approved quarterly cash dividend policy:

Record Date	Payment Date	Amount per Share	Total Amount
			(in millions)
2026 payments
12/26/2025	1/30/2026	$0.8850	$107
3/27/2026	4/24/2026	$0.8850	$106
6/26/2026	7/31/2026	$0.8850	$106
In September 2026, the Board declared a cash dividend of $0.885 per share payable on November 27, 2026 to stockholders of record as of the close of business on October 30, 2026. In October 2026, the Board declared a cash dividend of 0.885 per share payable on January 29, 2027 to stockholders of record as of the close of business on December 24, 2026. Declaration and payment of future quarterly dividends are at the discretion of our Board and may be adjusted as business needs or market conditions change.

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

Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. During the nine months ended September 30, 2026, we repurchased 0.6 million shares in open market transactions for $103 million. These shares were repurchased at an average price of $182.13 under the February 2024 share repurchase authorization. During the nine months ended September 30, 2025, we repurchased 0.4 million shares in open market transactions for $100 million. These shares were repurchased at an average price of $233.73 under the February 2024 share repurchase authorization.

Our remaining repurchase authorization was $2.7 billion as of November 5, 2026.

In connection with employee stock plans, we acquired 0.03 million common shares for $7 million and 0.04 million common shares for $10 million during the nine months ended September 30, 2026 and 2025, respectively.
For additional information regarding our stockholders' equity, refer to Note 16 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

11. INCOME TAXES
The effective income tax rate was 19.7% and (77.3)% for the three months ended September 30, 2026 and 2025, respectively, and 24.8% and 20.1% for the nine months ended September 30, 2026 and 2025, respectively. The 2026 quarter and period effective income tax rate increase is primarily attributable to a tax benefit recognized in the prior year in connection with the sale of a business, which did not recur in the current year.
For the nine months ended September 30, 2026 and 2025, we paid income taxes net of refunds of $290 million and $151 million, respectively.
For additional information regarding income taxes, refer to Note 2 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
12.  DEBT
The carrying value of debt outstanding, net of unamortized debt issuance costs, was as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in millions)
Short-term debt:
Commercial paper	$—	$—
Senior notes:
$750 million, 1.350% due February 3, 2027	520	—
$600 million, 3.950% due March 15, 2027	429
Total senior notes	949	—
Total short-term debt	$949	$—
Long-term debt:
Senior notes:
$750 million, 1.350% due February 3, 2027	$—	$563
$600 million, 3.950% due March 15, 2027	—	466
$500 million, 5.750% due March 1, 2028	492	491
$500 million, 5.750% due December 1, 2028	497	497
$750 million, 3.700% due March 23, 2029	526	586
$500 million, 3.125% due August 15, 2029	338	388
$500 million, 4.875% due April 1, 2030	498	497
$1,500 million, 5.375% due April 15, 2031	1,458	1,493
$750 million, 2.150% due February 3, 2032	485	592
$750 million, 5.875% due March 1, 2033	707	750
$850 million, 5.950% due March 15, 2034	774	832
$750 million, 5.550% due May 1, 2035	693	746
$250 million, 8.150% due June 15, 2038	240	260
$400 million, 4.625% due December 1, 2042	343	374
$750 million, 4.950% due October 1, 2044	652	717
$400 million, 4.800% due March 15, 2047	362	396
$500 million, 3.950% due August 15, 2049	478	517
$750 million, 5.500% due March 15, 2053	672	727
$1,000 million, 5.750% due April 15, 2054	911	991
$500 million, 6.000% due May 1, 2055	443	486
Junior subordinated notes:
$1,000 million, 6.625% due September 15, 2056	986	—
Total long-term debt	$11,555	$12,369
Junior Subordinated Notes
In March 2026, we issued $1 billion in aggregate principal amount of 6.625% fixed-to-fixed rate junior subordinated notes (Subordinated Notes) due September 15, 2056, which resulted in approximately $990 million of net proceeds after deducting underwriters' discounts and offering expenses. The Subordinated Notes will bear interest from, and including, March 9, 2026 to September 15, 2031 (First Reset Date) at a rate of 6.625% per year. The interest-rate will reset every five years beginning on September 15, 2031, to equal the then-current-five-year U.S. Treasury rate plus a spread of 2.891%, provided the interest rate will not reset below 6.625%. We have the right

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
to defer payment of all or part of the current and accrued interest on the Subordinated Notes, on one or more occasions, for a period of up to 10 consecutive years. We may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of our capital stock during the deferral period. We are currently not deferring payment. At our option, we may redeem some or all of the Subordinated Notes during specified periods and at specified redemption prices. We used the net proceeds from this offering for general corporate purposes, including repayment of borrowings under our commercial paper program.
Senior Notes
In March 2026, we entered into a Rule 10b5-1 Repurchase Plan to repurchase a portion of our $750 million aggregate principal amount of 1.350% senior notes maturing in February 2027, $600 million aggregate principal of 3.950% senior notes maturing in March 2027, $750 million aggregate principal amount of 3.700% senior notes maturing in March 2029, $500 million aggregate principal amount of 3.125% senior notes maturing in August 2029 and $750 million aggregate principal amount of 2.150% senior notes maturing in February 2032 during the period beginning on March 23, 2026 and ending on July 31, 2026. For the period ended September 30, 2026, we repurchased $44 million of the principal amount of the 1.350% senior notes maturing in February 2027 for approximately $43 million cash, $37 million of the principal amount of the 3.950% senior notes maturing in March 2027 for approximately $37 million cash, $61 million of the principal amount of the 3.700% senior notes maturing in March 2029 for approximately $59 million cash, $50 million of the principal amount of the 3.125% senior notes maturing in August 2029 for approximately $48 million cash and $108 million of the principal amount of the 2.150% senior notes maturing in February 2032 for approximately $94 million cash.
We have entered into interest-rate swap agreements with major financial institutions to convert our interest-rate exposure on some of our senior notes payable from fixed rates to variable rates, based on the Secured Overnight Financing Rate (SOFR), to align interest costs more closely with floating interest rates received on our cash equivalents and investment securities, as further described in Note 5. As a result, the carrying value of these senior notes has been adjusted to reflect changes in value caused by an increase or decrease in interest rates. The cumulative, aggregate decrease to the carrying value of the senior notes was approximately $556 million at September 30, 2026.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
An Issuance Right will be exercised automatically in full upon certain payment defaults under the applicable Facility Agreement or trust expense reimbursement agreement, or upon certain bankruptcy events. We will be required to exercise each Issuance Right in full upon certain other events, including if we reasonably believe our consolidated net worth has fallen below $4 billion, upon certain indenture defaults or change-of-control offer expiration events, or upon specified events relating to a Trust’s status under the Investment Company Act.
As of September 30, 2026, we had not exercised our Issuance Right under the P-Cap arrangements, and no senior notes had been issued to the Trusts. Accordingly, no debt related to the P-Cap arrangements has been recognized in the accompanying Condensed Consolidated Balance Sheets.
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
The SOFR spread varies depending on our credit ratings ranging from 79.5 to 130.0 basis points. As of September 30, 2026, our SOFR spread was 101.5 basis points. We also pay an annual facility fee regardless of utilization. This facility fee varies depending on our credit ratings ranging from 8.0 to 20.0 basis points. As of September 30, 2026, our facility fee was 11.0 basis points.
The terms of our revolving credit agreement include standard provisions related to conditions of borrowing which could limit our ability to borrow additional funds. In addition, our credit agreement contains customary restrictive covenants and a financial covenant regarding maximum debt to capitalization of 60%, as well as customary events of default. We are in compliance with this financial covenant, with actual debt to capitalization of 40.9% as measured in accordance with the revolving credit agreement as of September 30, 2026. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the revolving credit agreement by up to $1.0 billion, to a maximum of $6.0 billion.
As of September 30, 2026, we had $5.0 billion of remaining borrowing capacity under the credit agreement (which excludes the uncommitted $1.0 billion of incremental loan facilities), none of which would be restricted by our financial covenant compliance requirement.
We have other customary relationships, including financial advisory and banking, with some parties to the revolving credit agreement.
For additional information regarding our Revolving Credit Agreements, refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
Commercial Paper
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The maximum principal amount outstanding at any one time during the nine

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
months ended September 30, 2026 was $2.63 billion, with no outstanding amount at September 30, 2026 and December 31, 2025.
For additional information regarding our Commercial Paper refer to Note 13 to the audited Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in our 2025 Form 10-K.
Other Short-Term Borrowings
We are a member, through one subsidiary, of the Federal Home Loan Bank of Cincinnati, or FHLB. As a member we have the ability to obtain short-term cash advances, subject to certain minimum collateral requirements. In August 2026, we received a short-term cash advance of $100 million from FHLB with certain of our marketable securities as collateral, which remained outstanding as of September 30, 2026. The advance is included within trade accounts payable and accrued expenses on our condensed consolidated balance sheet as of September 30, 2026.
13. COMMITMENTS, GUARANTEES AND CONTINGENCIES
Government Contracts
Our Medicare products, which accounted for approximately 85% of our total premiums and services revenue for the nine months ended September 30, 2026, primarily consisted of products covered under the Medicare Advantage and Medicare Part D Prescription Drug Plan contracts with the federal government. These contracts are renewed generally for a calendar year term unless CMS notifies us of its decision not to renew by May 1 of the calendar year in which the contract would end, or we notify CMS of our decision not to renew by the first Monday in June of the calendar year in which the contract would end. All material contracts between Humana and CMS relating to our Medicare products have been renewed for 2027, and all of our product offerings filed with CMS and going to market for 2027 have been approved.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

We believe that the Final RADV Rule fails to address adequately the statutory requirement of actuarial equivalence and violates the Administrative Procedure Act (APA). CMS failed to meet its legal obligations in the federal rulemaking process to give a reasoned justification for the rule or provide a meaningful opportunity for public comment. CMS also chose to apply the rule retroactively rather than prospectively, as required by law. Humana’s actuarially certified bids through PY 2027 preserved Humana’s position that CMS should apply an FFS Adjuster in any RADV audit that CMS intends to extrapolate. CMS confirmed its intent to apply the Final RADV Rule, including the first application of extrapolated audit results to determine audit settlements without the use of a FFS Adjuster, when it selected certain of Humana's MA contracts for PY 2018 RADV audits. CMS has also initiated RADV audits for payment years 2019 through 2021 and 2024, selecting certain of Humana's MA contracts for all audited years, announced it will follow a rolling schedule to initiate audits for subsequent payment years, and stated that the decision on whether it will apply extrapolation to the ongoing audits will be made at a later date. The Final RADV Rule, including the lack of a FFS Adjuster, and any related regulatory, industry or company reactions, the expansion of CMS's auditing efforts to include all eligible MA contracts, the acceleration of RADV audits for PY 2018 through PY 2024, other changes CMS may make to the RADV audit methodology for these years, and combination of these expanded auditing efforts with the application of the Final RADV Rule, could each have a material adverse effect on our results of operations, financial position, or cash flows.

On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. On September 25, 2025, the Court granted our motion for summary judgment and vacated the Final RADV Rule, finding that the Final RADV Rule was procedurally invalid under the APA because it was not a “logical outgrowth” of the Proposed RADV Rule. On November 21, 2025, the government notified the court of its appeal of that decision, which is now pending at the United States Court of Appeals for the Fifth Circuit and captioned Humana v. Kennedy. There can be no assurances as to the final disposition of this lawsuit. We remain committed to working alongside CMS to promote the integrity of the MA program as well as affordability and cost certainty for our members. It is critical that MA plans are paid accurately and that payment model principles, including the application of a FFS Adjuster, are in accordance with the requirements of the Social Security Act, which, if not implemented correctly could have a material adverse effect on our results of operations, financial position, or cash flows.

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
Our state-based Medicaid business, which accounted for approximately 8% of our total premiums and services revenue for the nine months ended September 30, 2026, primarily serves members enrolled in Medicaid, and in certain circumstances members who qualify for both Medicaid and Medicare, under contracts with various states.
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
On September 1, 2023, Humana Inc. and Humana Benefit Plan of Texas, Inc. filed suit against the United States Department of Health and Human Services, and Xavier Becerra in his official capacity as Secretary, in the United States District Court, Northern District of Texas, Fort Worth Division seeking a determination that the Final RADV Rule violates the APA and should be set aside. On September 25, 2025, the Court granted our motion for summary judgment and vacated the Final RADV Rule, finding that the Final RADV Rule was procedurally invalid under the APA because it was not a "logical outgrowth" of the Proposed RADV Rule. On November 21, 2025, the government notified the court of its appeal of that decision, which is now pending at the United States Court of Appeals for the Fifth Circuit and captioned Humana v. Kennedy. There can be no assurances as to the final disposition of this lawsuit. See “Government Contracts” in this footnote to the unaudited Consolidated Financial Statements of this Form 10-Q for additional information regarding this matter.
In June 2024, a putative stockholder class action was filed against Humana Inc. and certain of our current and former executive officers under the federal securities laws in the United States District Court for the District of Delaware. The case, now captioned In re Humana Inc. Securities Litigation, alleges that between July 2022 and October 2024, Humana made false or misleading statements in its periodic SEC filings and statements to the financial markets about our financial performance and the medical costs, Star Ratings, and certain distribution relationships with respect to our Medicare Advantage business. The action seeks, among other things, unspecified compensatory damages and attorneys' fees. Between July 2024 and October 2026, parallel stockholder derivative actions were filed in the United States District Court for the Western District of Kentucky, now consolidated and captioned In re Humana Shareholder Derivative Action; Jefferson Circuit Court, Commonwealth of Kentucky, captioned Nicolaou v. Broussard, and Delaware Chancery Court, captioned Glenn Boyles v. Broussard, et al. These derivative actions allege that the same claimed acts and omissions underlying the federal securities law case constitute a breach of fiduciary duty by certain of our current and former directors and executive officers. The actions seek, among other things, reforms to the Company's corporate governance and internal procedures, unspecified damages and attorneys' fees. We will vigorously defend against the allegations in all cases.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
On December 30, 2025, the United States Court of Appeals for the Sixth Circuit denied Humana's petition for permission to appeal a district court order certifying a class in the action of David Elliott v. Humana Inc., alleging violations of the Telephone Consumer Protection Act (TCPA), 47 U.S.C. §227. The class action will proceed in the United States District Court, Western District of Kentucky. We take seriously our obligations to comply with TCPA and other consumer privacy requirements, and we will vigorously defend against these allegations.
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
As a government contractor, we may also be subject to false claims litigation, such as qui tam lawsuits brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government or retained overpayments from the government, including, among other allegations, those resulting from coding and review practices under the Medicare risk adjustment model. Qui tam litigation is filed under seal to allow the government an opportunity to investigate and to decide if it wishes to intervene and assume control of the litigation. If the government does not intervene, the individual may continue to prosecute the action on his or her own, on behalf of the government. We also are subject to other allegations of nonperformance of contractual obligations to providers, members, and others, including failure to properly pay claims, improper policy terminations, challenges to our implementation of the Medicare Part D prescription drug program and other litigation.
A limited number of the claims asserted against us are subject to insurance coverage. Personal injury claims, claims for extra contractual damages, care delivery malpractice, and claims arising from medical benefit denials are covered by insurance from our wholly owned captive insurance subsidiary and excess carriers, except to the extent

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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
Our CenterWell intersegment revenues include the operations of CenterWell Pharmacy (our mail-order pharmacy business), CenterWell Specialty Pharmacy, and retail pharmacies jointly located within CenterWell primary care clinics. In addition, our CenterWell intersegment revenues include revenues earned by certain owned providers and our home solutions business, including fee-for-service and certain value-based arrangements with our health plans.
We present our condensed consolidated results of operations from the perspective of the health plans. As a result, the cost of providing benefits to our members, whether provided via a third party provider or internally through a stand-alone subsidiary, is classified as benefits expense and excludes the portion of the cost for which the health plans do not bear responsibility, including member co-share amounts and government subsidies of $4.8 billion and $3.7 billion for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025 these amounts were $13.5 billion and $10.2 billion, respectively. In addition, depreciation and amortization expense associated with certain businesses delivering benefits to our members, primarily associated with our primary care and pharmacy solutions operations, are included with benefits expense. The amount of this expense was $29 million and $30 million for the three months ended September 30, 2026 and 2025, respectively, and $89 million and $95 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our segment results were as follows for the three and nine months ended September 30, 2026 and 2025:

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2026	(in millions)
External revenues
Premiums revenue	$38,701	$—	$—	$38,701
Services revenue	254	1,871	—	2,125
Total external revenues	38,955	1,871	—	40,826
Intersegment revenues	1	5,286	(5,287)	—
Net investment income	127	—	202	329
Total revenues	39,083	7,157	(5,085)	41,155
Operating expenses:
Benefits	36,250	—	74	36,324
Operating costs	2,999	6,866	(5,267)	4,598
Depreciation and amortization	137	48	(27)	158
Total operating expenses	39,386	6,914	(5,220)	41,080
(Loss) income from operations	$(303)	$243	$135	$75

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Three months ended September 30, 2025	(in millions)
External revenues
Premiums revenue	$30,711	$—	$—	$30,711
Services revenue	267	1,333	—	1,600
Total external revenues	30,978	1,333	—	32,311
Intersegment revenues	1	4,546	(4,547)	—
Net investment income	210	—	128	338
Total revenues	31,189	5,879	(4,419)	32,649
Operating expenses:
Benefits	27,982	—	9	27,991
Operating costs	2,808	5,521	(4,244)	4,085
Depreciation and amortization	148	53	(28)	173
Total operating expenses	30,938	5,574	(4,263)	32,249
Income (loss) from operations	$251	$305	$(156)	$400

Humana Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2026	(in millions)
External revenues
Premiums revenue	$115,244	$—	$—	$115,244
Services revenue	700	4,880	2	5,582
Total external revenues	115,944	4,880	2	120,826
Intersegment revenues	4	15,167	(15,171)	—
Net investment income	334	—	510	844
Total revenues	116,282	20,047	(14,659)	121,670
Operating expenses:
Benefits	105,371	—	30	105,401
Operating costs	8,541	18,904	(14,845)	12,600
Depreciation and amortization	418	145	(83)	480
Total operating expenses	114,330	19,049	(14,898)	118,481
Income from operations	$1,952	$998	$239	$3,189

	Insurance	CenterWell	Eliminations/ Corporate	Consolidated
Nine months ended September 30, 2025	(in millions)
External Revenues
Premiums revenue	$91,941	$—	$—	$91,941
Services revenue	725	3,609	—	4,334
Total external revenues	92,666	3,609	—	96,275
Intersegment revenues	3	12,902	(12,905)	—
Net investment income	551	—	323	874
Total revenues	93,220	16,511	(12,582)	97,149
Operating expenses:
Benefits	82,278	—	(187)	82,091
Operating costs	7,900	15,298	(12,186)	11,012
Depreciation and amortization	451	172	(89)	534
Total operating expenses	90,629	15,470	(12,462)	93,637
Income (loss) from operations	$2,591	$1,041	$(120)	$3,512

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
Strategic Joint Venture with BlackRock
In October 2026, we entered into a new joint venture agreement with funds and accounts managed by HPS Investment Partners, a part of BlackRock (BlackRock), to manage and operate our primary care strategic partnership which sat within joint ventures owned by funds affiliated with Welsh, Carson, Anderson & Stowe (WCAS) and CenterWell. The new joint venture, majority owned by BlackRock and minority owned by CenterWell, has replaced the current CenterWell and WCAS joint ventures. BlackRock acquired WCAS’s current equity ownership, valued at approximately $2.8 billion, with modifications to terms extending the call period to begin in 2028 and removing the put option. Over the next two years, the new joint venture has available committed capital from BlackRock and CenterWell, which is expected to be used to fund existing clinical operations, establish new clinics, and expand the network through strategic acquisitions.

MaxHealth Acquisition
On February 13, 2026, we acquired MaxHealth, a leading primary care platform focused on providing high-quality, integrated care to adults and senior patients throughout Florida, for cash consideration of approximately $908 million, net of cash acquired. This resulted in a preliminary purchase price allocation to goodwill of approximately $800 million, other intangible assets of $71 million, and net tangible assets acquired of $59 million. The other intangible assets, which primarily consist of member relationships and trade names, have an estimated weighted average useful life of 6.9 years. The purchase price allocation is preliminary, subject to completion of valuation analysis.

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
As a result of these initiatives, we recorded charges of $25 million and $179 million for the three and nine months ended September 30, 2026, respectively, and $267 million and $320 million for the three and nine months ended September 30, 2025, respectively, within operating costs in the consolidated statements of income. The charges primarily relate to severance and associate exit costs, asset impairments and external consulting expenses incurred to execute the program. We expect to incur additional charges over the course of the program.
In addition, we recorded impairment charges related to minority-interest investments of $3 million and $24 million within net investment income in our condensed consolidated statements of income for the three and nine months ended September 30, 2026, respectively, and $32 million relating to indefinite-lived intangible assets, within operating costs in our condensed consolidated statements of income for the nine months ended September 30, 2025.
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

2026 Highlights

•Our strategy is to offer our members affordable health care combined with a positive consumer experience in growing markets. At the core of this strategy is our integrated care delivery model, which unites quality care, high member engagement, and sophisticated data analytics. Our approach to primary, physician-directed care for our members aims to provide quality care that is consistent, integrated, cost-effective, and member-focused, provided by both employed physicians and physicians with network contract arrangements. The model is designed to improve health outcomes and affordability for individuals and for the health system as a whole, while offering our members a simple, seamless healthcare experience. We believe this strategy is positioning us for long-term growth in both membership and earnings. We offer providers a continuum of opportunities to increase the integration of care and offer assistance to providers in transitioning from a fee-for-service to a value-based arrangement. These include performance bonuses, shared savings and shared risk relationships. At September 30, 2026, approximately 4,123,700 members, or 64%, of our individual Medicare Advantage members were in value-based relationships under our integrated care delivery model, as compared to 3,553,000 members, or 68%, at September 30, 2025.
•Net income attributable to Humana was $162 million, or $1.33 per diluted common share, and $195 million, or $1.62 per diluted common share, for the three months ended September 30, 2026 and 2025, respectively. Net income attributable to Humana was $2.0 billion, or $16.84 per diluted common share, and $2.0 billion, or $16.43 per diluted common share, for the nine months ended September 30, 2026 and 2025, respectively. These comparisons were impacted by put/call valuation adjustments associated with non-consolidating minority interest investments, charges associated with value creation initiatives, impairment charges, loss on sale of business and settlement of certain litigation expenses. The impact of these adjustments to our consolidated income before income taxes and equity in net losses and diluted earnings per common share was as follows for the 2026 and 2025 quarters and periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Consolidated income before income taxes and equity in net losses:
Put/call valuation adjustments associated with our non-consolidating minority interest investments	$(358)	$97	$(181)	$460
Value creation initiatives	25	267	179	320
Impairment charges	3	—	24	32
Settlement of certain litigation expenses	—	15	—	15
Loss on sale of business	—	63	—	63
Total	$(330)	$442	$22	$890

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Diluted earnings per common share:
Put/call valuation adjustments associated with our non-consolidating minority interest investments	$(2.94)	$0.80	$(1.49)	$3.81
Value creation initiatives	0.21	2.21	1.48	2.65
Impairment charges	0.03	—	0.20	0.27
Settlement of certain litigation expenses	—	0.13	—	0.13
Loss on sale of business	—	0.52	—	0.52
Cumulative net tax impact	0.62	(1.72)	(0.04)	(2.58)
Total	$(2.08)	$1.94	$0.15	$4.80

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

Comparison of Results of Operations for 2026 and 2025
The following discussion primarily deals with our results of operations for the three months ended September 30, 2026, or the 2026 quarter, the three months ended September 30, 2025, or the 2025 quarter, the nine months ended September 30, 2026, or the 2026 period, and the nine months ended September 30, 2025, or the 2025 period.

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2026 vs 2025		Nine months ended September 30, 2026 vs 2025
	2026	2025	2026	2025	$	%	$	%
	($ in millions, except per common share results)
Revenues:
Insurance premiums	$38,701	$30,711	$115,244	$91,941	$7,990	26.0%	$23,303	25.3%
Services:
Insurance	254	267	700	725	(13)	(4.9)%	(25)	(3.4)%
CenterWell	1,871	1,333	4,880	3,609	538	40.4%	1,271	35.2%
Corporate	—	—	2	—	—	—%	2	NM
Total services revenue	2,125	1,600	5,582	4,334	525	32.8%	1,248	28.8%
Net investment income	329	338	844	874	(9)	(2.7)%	(30)	(3.4)%
Total revenues	41,155	32,649	121,670	97,149	8,506	26.1%	24,521	25.2%
Operating expenses:
Benefits	36,324	27,991	105,401	82,091	8,333	29.8%	23,310	28.4%
Operating costs	4,598	4,085	12,600	11,012	513	12.6%	1,588	14.4%
Depreciation and amortization	158	173	480	534	(15)	(8.7)%	(54)	(10.1)%
Total operating expenses	41,080	32,249	118,481	93,637	8,831	27.4%	24,844	26.5%
Income from operations	75	400	3,189	3,512	(325)	(81.3)%	(323)	(9.2)%
Loss on sale of business	—	63	—	63	(63)	NM	(63)	NM
Interest expense	217	168	607	485	49	29.2%	122	25.2%
Other (income) expense, net	(358)	35	(181)	398	393	NM	579	NM
Income before income taxes and equity in net losses	216	134	2,763	2,566	82	61.2%	197	7.7%
Provision (benefit) for income taxes	40	(86)	673	499	126	146.5%	174	34.9%
Equity in net losses	(15)	(26)	(52)	(88)	11	42.3%	36	40.9%
Net income	$161	$194	$2,038	$1,979	$(33)	(17.0)%	$59	3.0%
Diluted earnings per common share	$1.33	$1.62	$16.84	$16.43	$(0.29)	(17.9)%	$0.41	2.5%
Benefit ratio (a)	93.9%	91.1%	91.5%	89.3%		2.8%		2.2%
Operating cost ratio (b)	11.3%	12.6%	10.4%	11.4%		(1.3)%		(1.0)%
Effective tax rate	19.7%	(77.3)%	24.8%	20.1%		97.0%		4.7%
(a)Represents benefits expense as a percentage of premiums revenue.
(b)Represents operating costs, excluding depreciation and amortization, as a percentage of total revenues less net investment income.
NM - not meaningful.

Premiums Revenue

Consolidated premiums revenue increased $8.0 billion, or 26.0%, from $30.7 billion in the 2025 quarter to $38.7 billion in the 2026 quarter and increased $23.3 billion, or 25.3%, from $91.9 billion in the 2025 period to $115.2 billion in the 2026 period primarily reflecting membership growth across the Medicare businesses in 2026, higher per member individual Medicare Advantage (MA) and stand-alone PDP premiums largely driven by an increase in MA benchmark funding from the Centers for Medicare and Medicaid Services (CMS) and the increased Part D direct subsidy as a result of the Inflation Reduction Act (IRA). These factors were partially offset by the previously disclosed Bonus Year (BY) 2026 Star Ratings headwind.
Services Revenue
Consolidated services revenue increased $0.5 billion, or 32.8%, from $1.6 billion in the 2025 quarter to $2.1 billion in the 2026 quarter and increased $1.2 billion, or 28.8%, from $4.3 billion in the 2025 period to $5.6 billion in the 2026 period primarily reflecting the increased payor-agnostic client base across the CenterWell platform partially offset by the final year of the phase-in of the v28 risk model revision.
Net Investment Income
Net investment income decreased $9 million, or 2.7%, from $338 million in the 2025 quarter to $329 million in the 2026 quarter and decreased $30 million, or 3.4%, from $874 million in the 2025 period to $844 million in the 2026 period.
Benefits Expense
Consolidated benefits expense increased $8.3 billion, or 29.8%, from $28.0 billion in the 2025 quarter to $36.3 billion in the 2026 quarter and increased $23.3 billion, or 28.4%, from $82.1 billion in the 2025 period to $105.4 billion in the 2026 period. The consolidated benefit ratio increased 280 basis points from 91.1% for the 2025 quarter to 93.9% for the 2026 quarter and increased 220 basis points from 89.3% for the 2025 period to 91.5% for the 2026 period primarily reflecting the BY 2026 Star Ratings revenue headwind, the effect of the individual MA membership growth as the new members, on average, run at a higher benefit ratio as compared to retained members (excluding the impact of the BY 2026 Star Ratings headwind) and the anticipated lower favorable prior-period medical claims reserve development in 2026. These factors were partially offset by the 2026 individual MA pricing, inclusive of the MA funding environment (excluding the BY 2026 Star Ratings headwind) combined with our ongoing clinical excellence efforts, more than offsetting the assumption of claims trend (with largely stable benefits year-over-year), and the benefit of our group MA recontracting efforts for the 2026 plan year.
Consolidated benefits expense included $67 million of favorable prior-period medical claims reserve development in the 2026 quarter and $275 million of favorable prior-period medical claims development in the 2025 quarter. Consolidated benefits expense included $509 million of favorable prior-period medical claims reserve development in the 2026 period and $913 million of favorable prior-period medical claims reserve development in the 2025 period. This development does not directly correspond to our operating results as a portion is attributable to provider risk-sharing arrangements, which are accounted for separately based on contractual terms.
Operating Costs
Our segments incur both direct and shared indirect operating costs. We allocate the indirect costs shared by the segments primarily as a function of revenues. As a result, the profitability of each segment is interdependent.
Consolidated operating costs increased $0.5 billion, or 12.6%, from $4.1 billion in the 2025 quarter to $4.6 billion in the 2026 quarter and increased $1.6 billion, or 14.4%, from $11.0 billion in the 2025 period to $12.6 billion in the 2026 period. The consolidated operating cost ratio decreased 130 basis points from 12.6% for the 2025 quarter to 11.3% for the 2026 quarter and decreased 100 basis points from 11.4% for the 2025 period to 10.4% for the 2026 period primarily reflecting operating leverage associated with increased revenues from membership growth across the Medicare businesses in 2026 combined with an improved MA benchmark funding rate and increased Part D direct subsidy resulting from the IRA, progress on our previously discussed tactical cost cutting and transformation initiatives combined with the beneficial impact of our prior value creation initiatives that have driven administrative cost efficiencies, as well as lower charges associated with value creation initiatives in 2026. These factors were partially offset by the impact of the previously disclosed BY 2026 Star Ratings headwind and a higher CenterWell operating cost ratio during the 2026 quarter and period.

Depreciation and Amortization
Depreciation and amortization decreased $15 million, or 8.7%, from $173 million in the 2025 quarter to $158 million in the 2026 quarter and decreased $54 million, or 10.1%, from $534 million in the 2025 period to $480 million in the 2026 period primarily due to decreased capital spending in prior periods.
Interest Expense
Interest expense increased $49 million, or 29.2%, from $168 million in the 2025 quarter to $217 million in the 2026 quarter and increased $122 million, or 25.2%, from $485 million in the 2025 period to $607 million in the 2026 period primarily due to financing costs, including liquidity and capital management measures for 2026, and higher average debt balances.
Other (Income) Expense, Net
Other (income) expense, net increased $393 million from other expense, net of $35 million in the 2025 quarter to other income, net of $358 million in the 2026 quarter and increased $579 million from other expense, net of $398 million in the 2025 period to other income, net of $181 million due to change in fair value of the put and call options associated with our primary care strategic partnership with WCAS.
Income Taxes
The effective income tax rate was 19.7% and (77.3)% for the three months ended September 30, 2026 and 2025, respectively, and 24.8% and 20.1% for the nine months ended September 30, 2026 and 2025, respectively. The 2026 quarter and period effective income tax rate increase is primarily attributable to a tax benefit recognized in the prior year in connection with the sale of a business, which did not recur in the current year.

Insurance Segment

	September 30,		Change
	2026	2025	Members	%
Membership:
Individual Medicare Advantage	6,456,900	5,237,300	1,219,600	23.3%
Group Medicare Advantage	728,300	569,800	158,500	27.8%
Medicare stand-alone PDP	4,027,500	2,446,200	1,581,300	64.6%
Total Medicare	11,212,700	8,253,300	2,959,400	35.9%
Medicare Supplement	570,900	474,700	96,200	20.3%
State-based contracts and other	1,614,100	1,658,800	(44,700)	(2.7)%
Military services	4,641,000	4,605,400	35,600	0.8%
Total Medical Membership	18,038,700	14,992,200	3,046,500	20.3%
Total Specialty Membership	5,411,400	4,710,800	700,600	14.9%
Members may not be unique to each product since members have the ability to enroll in more than one product.

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2026 vs 2025		Nine months ended September 30, 2026 vs 2025
	2026	2025	2026	2025	$	%	$	%
	($ in millions)
Premiums and Services Revenue:
Premiums:
Individual Medicare Advantage	$28,619	$22,456	$85,746	$67,901	$6,163	27.4%	$17,845	26.3%
Group Medicare Advantage	2,793	2,240	8,555	6,822	553	24.7%	1,733	25.4%
Medicare stand-alone PDP	3,014	1,755	8,626	4,924	1,259	71.7%	3,702	75.2%
Total Medicare	34,426	26,451	102,927	79,647	7,975	30.2%	23,280	29.2%
Specialty benefits	271	248	807	738	23	9.3%	69	9.3%
Medicare Supplement	363	283	1,036	799	80	28.3%	237	29.7%
State-based contracts and other	3,641	3,729	10,474	10,757	(88)	(2.4)%	(283)	(2.6)%
Premiums revenue	38,701	30,711	115,244	91,941	7,990	26.0%	23,303	25.3%
Services:
Military services and other	254	267	700	725	(13)	(4.9)%	(25)	(3.4)%
Services revenue	254	267	700	725	(13)	(4.9)%	(25)	(3.4)%
Total external revenues	$38,955	$30,978	$115,944	$92,666	$7,977	25.8%	$23,278	25.1%
(Loss) income from operations	$(303)	$251	$1,952	$2,591	$(554)	(220.7)%	$(639)	(24.7)%
Benefit ratio	93.7%	91.1%	91.4%	89.5%		2.6%		1.9%
Operating cost ratio	7.7%	9.1%	7.4%	8.5%		(1.4)%		(1.1)%
(Loss) Income from Operations
Insurance segment (loss) income from operations decreased $554 million, or 220.7%, from income from operations of $251 million in the 2025 quarter to loss from operations of $303 million in the 2026 quarter and decreased $0.64 billion, or 24.7%, from income from operations of $2.59 billion in the 2025 period to income from operations of $1.95 billion in the 2026 period primarily due to the same factors impacting the Insurance segment's benefit and operating cost ratios as more fully described below.

Enrollment
Individual Medicare Advantage membership increased 1,219,600 members, or 23.3%, from September 30, 2025 to September 30, 2026 reflecting net membership gains during the 2026 annual enrollment period (AEP) and open enrollment period (OEP). Individual Medicare Advantage membership includes 958,300 D-SNP members as of September 30, 2026, a net increase of 192,500 D-SNP members, or 25.1%, from 765,800 D-SNP members as of September 30, 2025.
Group Medicare Advantage membership increased 158,500 members, or 27.8%, from September 30, 2025 to September 30, 2026 reflecting net membership additions from the 2026 selling season.
Medicare stand-alone PDP membership increased 1,581,300 members, or 64.6%, from September 30, 2025 to September 30, 2026 reflecting net membership additions from group MA recontracting efforts and the 2026 selling season.
State-based contracts and other membership decreased 44,700 members, or 2.7%, from September 30, 2025 to September 30, 2026 primarily reflecting shift in other membership offset by net membership additions in state-based contracts.

Specialty membership increased 700,600 members, or 14.9%, from September 30, 2025 to September 30, 2026 primarily reflecting growth in group membership from new contracts.

Premiums Revenue
Insurance segment premiums revenue increased $8.0 billion, or 26.0%, from $30.7 billion in the 2025 quarter to $38.7 billion in the 2026 quarter and increased $23.3 billion, or 25.3%, from $91.9 billion in the 2025 period to $115.2 billion in the 2026 period primarily reflecting membership growth across the Medicare businesses in 2026, higher per member individual MA and stand-alone PDP premiums largely driven by an increase in MA benchmark funding from CMS and the increased Part D direct subsidy as a result of the IRA. These factors were partially offset by the BY 2026 Star Ratings headwind.
Services Revenue
Insurance segment services revenue decreased $13 million, or 4.9%, from $267 million in the 2025 quarter to $254 million in the 2026 quarter and decreased $25 million, or 3.4%, from $725 million in the 2025 period to $700 million in the 2026 period.
Benefits Expense
The Insurance segment benefit ratio increased 260 basis points from 91.1% for the 2025 quarter to 93.7% for the 2026 quarter and increased 190 basis points from 89.5% for the 2025 period to 91.4% for the 2026 period primarily reflecting the BY 2026 Star Ratings revenue headwind, the effect of the individual MA membership growth as the new members, on average, run at a higher benefit ratio as compared to retained members (excluding the impact of the BY 2026 Star Ratings headwind) and the anticipated lower favorable prior-period medical claims reserve development in 2026. These factors were partially offset by the 2026 individual MA pricing, inclusive of the MA funding environment (excluding the BY 2026 Star Ratings headwind) combined with our ongoing clinical excellence efforts, more than offsetting the assumption of claims trend (with largely stable benefits year-over-year), and the benefit of our group Medicare Advantage recontracting efforts for the 2026 plan year.

Operating Costs
The Insurance segment operating cost ratio decreased 140 basis points from 9.1% for the 2025 quarter to 7.7% for the 2026 quarter and decreased 110 basis points from 8.5% for the 2025 period to 7.4% for the 2026 period primarily reflecting operating leverage associated with increased revenues from membership growth across the Medicare businesses in 2026 combined with an improved MA benchmark funding rate and increased Part D direct subsidy resulting from the IRA, as well as the progress on our previously discussed tactical cost cutting and transformation initiatives combined with the beneficial impact of prior value creation initiatives that have driven administrative cost efficiencies. These factors were partially offset by the impact of the previously disclosed BY 2026 Star Ratings headwind.
CenterWell Segment

					Change
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30, 2026 vs 2025		Nine months ended September 30, 2026 vs 2025
	2026	2025	2026	2025	$	%	$	%
	($ in millions)
Revenues:
Services:
Home solutions	$359	$354	$1,062	$1,049	$5	1.4%	$13	1.2%
Pharmacy solutions	564	352	1,243	951	212	60.2%	292	30.7%
Primary care	948	627	2,575	1,609	321	51.2%	966	60.0%
Total external revenues	1,871	1,333	4,880	3,609	538	40.4%	1,271	35.2%
Intersegment revenues:
Home solutions	521	531	1,833	1,591	(10)	(1.9)%	242	15.2%
Pharmacy solutions	3,567	3,078	9,833	8,458	489	15.9%	1,375	16.3%
Primary care	1,198	937	3,501	2,853	261	27.9%	648	22.7%
Intersegment revenues	5,286	4,546	15,167	12,902	740	16.3%	2,265	17.6%
Total revenues	$7,157	$5,879	$20,047	$16,511	$1,278	21.7%	$3,536	21.4%
Income from operations	$243	$305	$998	$1,041	$(62)	(20.3)%	$(43)	(4.1)%
Operating cost ratio	95.9%	93.9%	94.3%	92.7%		2.0%		1.6%

Income from Operations
CenterWell income from operations decreased $62 million, or 20.3%, from $305 million in the 2025 quarter to $243 million in the 2026 quarter and decreased $0.04 billion, or 4.1%, from $1.04 billion in the 2025 period to $1.00 billion in the 2026 period primarily due to the same factors impacting the CenterWell segment's revenue and operating cost ratio as more fully described below.

Services Revenue
CenterWell external services revenue increased $0.5 billion, or 40.4%, from $1.3 billion in the 2025 quarter to $1.9 billion in the 2026 quarter and increased $1.3 billion, or 35.2%, from $3.6 billion in the 2025 period to $4.9 billion in the 2026 period primarily reflecting the continued expansion of our payor-agnostic client base, primarily associated with the primary care and pharmacy businesses as a result of recent acquisitions and strategic growth initiatives, partially offset by the final year of the phase-in of the v28 risk model revision.
Intersegment Revenue
CenterWell intersegment revenues increased $0.7 billion, or 16.3%, from $4.5 billion in the 2025 quarter to $5.3 billion in the 2026 quarter and increased $2.3 billion, or 17.6%, from $12.9 billion in the 2025 period to $15.2 billion in the 2026 period primarily due to higher revenues associated with growth across the CenterWell business lines resulting from increased Medicare membership in 2026.
Operating Costs
The CenterWell segment operating cost ratio increased 200 basis points from 93.9% for the 2025 quarter to 95.9% for the 2026 quarter and increased 160 basis points from 92.7% for the 2025 period to 94.3% for the 2026 period primarily due to the impact of the final year of the phase-in of the v28 risk model revision, higher costs within the primary care business, primarily concentrated to a group of specific patients in a single geography, driven by patient and plan mix dynamics across multiple payor partners, and an increased volume within CenterWell Specialty Pharmacy, which carries a higher operating cost ratio than the traditional pharmacy business. These factors were partially offset by the continued maturation of the v28 mitigation activities within the primary care business and the progress on our tactical cost cutting and transformation initiatives combined with the beneficial impact of prior value creation initiatives that have driven administrative cost efficiencies. The year-over-year period comparison further reflected the anticipated headwind in the first quarter of 2026 associated with a primary care acquisition in the fourth quarter of 2025, as well as one-time transaction and integration costs associated with the acquisition of MaxHealth in the first quarter of 2026.
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

Cash and cash equivalents increased to approximately $6.9 billion at September 30, 2026 from $4.2 billion at December 31, 2025. The change in cash and cash equivalents for the nine months ended September 30, 2026 and 2025 is summarized as follows:

	Nine months ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$5,383	$2,573
Net cash (used in) provided by investing activities	(4,895)	1,641
Net cash provided by (used in) financing activities	2,247	(1,047)
Increase in cash and cash equivalents	$2,735	$3,167
Cash Flow from Operating Activities
Cash flows provided by operations of $5.4 billion in the 2026 period increased $2.8 billion from cash flows provided by operations of $2.6 billion in the 2025 period. The increase in our operating cash flows was the result of favorable working capital activity, primarily associated with an increase in the IBNR balance and collection of receivables, combined with a modest increase in earnings. We expect significant operating cash outflows in the remainder of 2026 as our results from operations and working capital are impacted by seasonal patterns. For more information, refer to Seasonality under Executive Overview included in this report.
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
The detail of total net receivables at September 30, 2026 and December 31, 2025 and reconciliation to cash flow for the nine months ended September 30, 2026 and 2025 was as follows:

	September 30, 2026	December 31, 2025	2026 Period Change	2025 Period Change
	(in millions)
Medicare	$1,928	$2,209	$(281)	$(56)
State-based contracts	669	705	(36)	55
Military services	94	163	(69)	(45)
Other	270	299	(29)	52
Allowances	(96)	(106)	10	(26)
Total net receivables	$2,865	$3,270	$(405)	$(20)
Reconciliation to cash flow statement:
Receivables (acquired) disposed			(34)	4
Change in receivables per cash flow statement			$(439)	$(16)

The change in Medicare receivables for the 2026 period and 2025 period reflects the typical pattern caused by the timing of accruals and related collections associated with the CMS risk-adjustment model. Significant collections occur with the mid-year and final settlements with CMS in the second and third quarters.

Cash Flow from Investing Activities
During the 2026 period, we acquired MaxHealth for cash consideration of approximately $908 million, net of cash acquired. We acquired and disposed of other businesses that individually or in the aggregate did not have a material impact on our results of operations, financial conditions or cash flows during the 2026 and 2025 periods.
Our ongoing capital expenditures primarily relate to our information technology initiatives, support of services in our primary care operations including medical and administrative facility improvements necessary for activities such as the provision of care to members, claims processing, billing and collections, wellness solutions, care coordination, regulatory compliance and customer service. Total net capital expenditures, excluding acquisitions, were $390 million in the 2026 period and $344 million in the 2025 period.
Net purchases of investment securities were $3.5 billion in the 2026 period and net proceeds of investment securities were $1.9 billion in the 2025 period.
Cash Flow from Financing Activities
Claim payments were higher than receipts from CMS associated with Medicare Part D claim subsidies for which we do not assume risk by $261 million and $1.2 billion in the 2026 and 2025 periods, respectively.
Under our administrative services only TRICARE contracts, reimbursements from the federal government exceeded health care costs payments for which we do not assume risk by $77 million in the 2026 period and health care costs payments for which we do not assume risk exceeded reimbursements from the federal government by $8 million in the 2025 period.
Effective July 1, 2026, we began serving as the central processor for the Medicare GLP-1 Bridge (the Program), a time-limited CMS demonstration that provides eligible Medicare Part D beneficiaries access to certain GLP-1 medications for weight management outside of the Medicare Part D benefit coverage and payment flow. Under the Program, we administer prior authorizations, process claims, facilitate payments to dispensing pharmacies, invoice participating manufacturers, and perform related reconciliation and reporting activities. CMS bears the underlying drug-cost risk, and we do not assume insurance risk for the related claims. Accordingly, CMS funding and CMS-funded claims are accounted for as contract deposits in our condensed consolidated balance sheets and are not recognized as revenues or expenses in our condensed consolidated statements of income. Manufacturer rebate receivables attributable to CMS are recorded separately, with corresponding amounts reflected in the Due to CMS settlement liability. As of September 30, 2026, other current assets included $0.7 billion of manufacturer rebate receivables related to the Program, and trade accounts payable and accrued expenses included $2.7 billion related to the Due to CMS settlement liability in our condensed consolidated balance sheets. Related cash receipts and payments are presented within Receipts (payments) from contract deposits, net in financing activities in our condensed consolidated statements of cash flows. During both the three and nine months ended September 30, 2026, net receipts from contract deposits related to the Program were $2.0 billion.

In March 2026, we issued $1.0 billion in aggregate principal amount of 6.625% fixed-to-fixed rate junior subordinated notes (Subordinated Notes) due September 15, 2056, which resulted in approximately $990 million of net proceeds after deducting underwriters' discounts and offering expenses. We used the net proceeds from this offering for general corporate purposes, including repayment of borrowings under our commercial paper program.
In March 2026, we entered into a Rule 10b5-1 Repurchase Plan. For the period ended September 30, 2026, we repurchased $44 million of the principal amount of the 1.350% senior notes maturing in February 2027 for approximately $43 million cash, $37 million of the principal amount of the 3.950% senior notes maturing in March 2027 for approximately $37 million cash, $61 million of the principal amount of the 3.700% senior notes maturing in March 2029 for approximately $59 million cash, $50 million of the principal amount of the 3.125% senior notes maturing in August 2029 for approximately $48 million cash and $108 million of the principal amount of the 2.150% senior notes maturing in February 2032 for approximately $94 million cash.
In August 2026, we received a short-term cash advance of $100 million from FHLB with certain of our marketable securities as collateral, which remained outstanding as of September 30, 2026.
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
Under our securities lending program, we loan certain investment securities for short periods of time in exchange for collateral. Net proceeds from the securities lending program were $179 million and $141 million in the 2026 period and 2025 period, respectively. Under the uncommitted receivables purchase facility certain pharmaceutical rebate receivables may be sold on a non-recourse basis to a financial institution. In the 2026 period there were no net repayments from the uncommitted receivables purchase facility. In the 2025 period net repayments from the uncommitted receivables purchase facility were $123 million.
We repurchased common shares for $103 million and $100 million in the 2026 period and 2025 period, respectively, under share repurchase plans authorized by the Board of Directors. We also acquired common shares in connection with employee stock plans for $7 million and $10 million in the 2026 period and 2025 period, respectively.
We paid dividends to stockholders of $320 million and $321 million during the 2026 period and 2025 period, respectively.

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
Adverse changes in our credit rating may increase the rate of interest we pay and may impact the amount of credit available to us in the future. Our investment-grade credit rating at September 30, 2026 was BBB according to Standard & Poor’s Rating Services, or S&P, and Baa2 according to Moody’s Investors Services, Inc., or Moody’s. A downgrade by S&P to BB+ or by Moody’s to Ba1 triggers an interest rate increase of 25 basis points with respect to $250 million of our senior notes. Successive one notch downgrades increase the interest rate an additional 25 basis points, or annual interest expense by $1 million, up to a maximum 100 basis points, or annual interest expense by $3 million.
In addition, we operate as a holding company in a highly regulated industry. Humana Inc., our parent company, is dependent upon dividends and administrative expense reimbursements from our subsidiaries, most of which are subject to regulatory restrictions. We continue to maintain significant levels of aggregate excess statutory capital and surplus in our state-regulated operating subsidiaries. Cash, cash equivalents, and short-term investments at the parent company were $0.5 billion at September 30, 2026 compared to $1.5 billion at December 31, 2025. This decrease primarily reflects cash paid for acquisitions, capital contributions to certain subsidiaries, repayments of senior notes, cash dividends to shareholders, capital expenditures, and common stock repurchases partially offset by net proceeds from the issuance of junior subordinated notes. Our use of operating cash derived from our non-insurance subsidiaries, such as our CenterWell segment, is generally not restricted by departments of insurance (or comparable state regulators).
During 2025 and 2026, we entered into agreements with unrelated insurers that do not qualify for reinsurance accounting under GAAP, and are accounted for using deposit accounting. These contracts minimize the risk of catastrophic loss, reducing capital and surplus requirements. Total deposit assets and liabilities related to these reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material at September 30, 2026.
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

Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly at the state level. Based on the most recently filed statutory financial statements as of June 30, 2026, our state-regulated subsidiaries had aggregate statutory capital and surplus of approximately $15.7 billion, which exceeded aggregate minimum regulatory requirements of $8.9 billion. The amount of ordinary dividends paid to our parent company was approximately $0.6 billion during the nine months ended September 30, 2026 compared to $0.3 billion during the nine months ended September 30, 2025. The amount, timing and mix of ordinary and extraordinary dividend payments will vary due to state regulatory requirements, the level of excess statutory capital and surplus and expected future surplus requirements related to, for example, premium volume and product mix.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates.
Interest rate risk also represents a market risk factor affecting our consolidated financial position due to our significant investment portfolio, consisting primarily of fixed maturity securities of investment-grade quality with a weighted average S&P credit rating of AA- at September 30, 2026. Our net unrealized position increased $0.8 billion from a net unrealized loss position of $0.8 billion at December 31, 2025 to a net unrealized loss position of $1.6 billion at September 30, 2026. At September 30, 2026, we had gross unrealized losses of $1.7 billion on our investment portfolio primarily due to an increase in market interest rates since the time the securities were purchased. We did not record any material credit allowances for debt securities that were in an unrealized loss position during the nine months ended September 30, 2026. While we believe that these unrealized losses will be recovered and we currently do not have intent to sell such securities, given the current market conditions and the significant judgments involved, there is a continuing risk that future declines in fair value may occur and material realized losses from sales or credit allowances may be recorded in future periods.
Duration is the time-weighted average of the present value of the bond portfolio’s cash flow. Duration is indicative of the relationship between changes in fair value and changes in interest rates, providing a general indication of the sensitivity of the fair values of our fixed maturity securities to changes in interest rates. However, actual fair values may differ significantly from estimates based on duration. The average duration of our investment portfolio, including cash and cash equivalents, was approximately 3.2 years as of September 30, 2026 and 3.6 years as of December 31, 2025. Based on the duration, including cash equivalents, a 1% increase in interest rates would generally decrease the fair value of our securities by approximately $803 million at September 30, 2026.
Item 4.    Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, or CEO, our Chief Financial Officer, or CFO, and our Principal Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the quarter ended September 30, 2026.
Based on our evaluation, our CEO, CFO, and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 2026	—	$—	—	$2,723,963,914
August 2026	—	—	—	2,723,963,914
September 2026	—	—	—	2,723,963,914
Total	—	$—	—
(1)Effective February 16, 2024, the Board of Directors replaced the February 2023 repurchase authorization (of which approximately $824 million remained unused) with a new share repurchase authorization for repurchases of up to $3 billion of our common shares exclusive of shares repurchased in connection with employee stock plans, expiring as of February 15, 2027, which we refer to as the 2024 repurchase authorization. Our remaining repurchase authorization was $2.7 billion as of November 5, 2026.
(2)Excludes 0.03 million shares repurchased in connection with employee stock plans.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None.
b.None.
c.During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3(ii)	Humana Inc. Amended and Restated By-laws, effective as of December 7, 2023 (incorporated herein by reference to Exhibit 3(b) to Humana Inc.’s Current Report on Form 8-K filed on December 7, 2023).
10.1	Humana Inc. 2026 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Humana’s Registration Statement on Form S-8 filed on April 16, 2026).
31.1	Principal Executive Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
31.2	Principal Financial Officer certification pursuant to Section 302 of Sarbanes–Oxley Act of 2002.
32	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Humana Inc.'s Quarterly Report on Form 10-Q formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2026 and December 31, 2025; (ii) the Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (iii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (iv) the Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUMANA INC.
(Registrant)

Date:	November 6, 2026	By:	/s/ JOHN-PAUL W. FELTER
John-Paul W. Felter
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)